Form 10-Q
period 2011-06-30
FLEETCOR TECHNOLOGIES INC
filed 2011-08-15
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Stock, $0.001 par value	80,415,894

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$101,200	$114,804
Restricted cash	63,008	62,341
Accounts receivable (less allowance for doubtful accounts of $16,345 and $14,256, respectively)	387,800	260,163
Securitized accounts receivable—restricted for securitization investors	162,000	144,000
Prepaid expenses and other current assets	36,850	33,191
Deferred income taxes	4,414	4,484

Total current assets	755,272	618,983

Property and equipment	90,770	83,013
Less accumulated depreciation and amortization	(62,971)	(56,195)

Net property and equipment	27,799	26,818

Goodwill	602,802	601,666
Other intangibles, net	185,593	193,861
Other assets	47,443	42,790

Total assets	$1,618,909	$1,484,118

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$234,873	$177,644
Accrued expenses	51,641	49,176
Customer deposits	78,231	78,685
Securitization facility	162,000	144,000
Current portion of notes payable and other obligations	15,243	11,617

Total current liabilities	541,988	461,122

Notes payable and other obligations, less current portion	285,291	313,796
Deferred income taxes	78,600	83,255

Total noncurrent liabilities	363,891	397,051

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 112,132,551 shares issued and 80,250,881 shares outstanding at June 30, 2011; and 475,000,000 shares authorized, 111,522,354 shares issued and 79,655,213 shares outstanding at December 31, 2010	112	112
Additional paid-in capital	436,130	421,991
Retained earnings	456,212	387,163
Accumulated other comprehensive loss	(3,761)	(8,101)
Less treasury stock (31,881,670 shares at June 30, 2011 and 31,867,141 at December 31, 2010)	(175,663)	(175,220)

Total stockholders’ equity	713,030	625,945

Total liabilities and stockholders’ equity	$1,618,909	$1,484,118

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Share and Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues, net	$134,213	$111,437	$245,218	$215,639
Expenses:
Merchant commissions	14,881	14,249	23,158	25,838
Processing	19,775	17,323	37,707	34,844
Selling	9,003	7,668	16,790	14,517
General and administrative	22,074	13,381	39,989	26,470

	68,480	58,816	127,574	113,970
Depreciation and amortization	8,588	8,259	17,195	16,313

Operating income	59,892	50,557	110,379	97,657

Other income, net	(56)	(115)	(90)	(71)
Interest expense, net	3,451	5,531	6,814	10,795
Loss on early extinguishment of debt	2,669	—	2,669	—

Total other expense	6,064	5,416	9,393	10,724

Income before taxes	53,828	45,141	100,986	86,933
Provision for taxes	17,113	15,501	31,937	29,949

Net income	$36,715	$29,640	$69,049	$56,984

Calculation of income attributable to common shareholders:
Convertible preferred stock accrued dividends	—	(4,416)	—	(8,836)

Income attributable to common shareholders for basic earnings per share	$36,715	$25,224	$69,049	$48,148

Earnings per share:
Basic earnings per share	$0.46	$0.74	$0.86	$1.42

Diluted earnings per share	$0.44	$0.37	$0.83	$0.71

Weighted average shares outstanding:
Basic weighted average shares outstanding	80,151	33,988	80,044	33,999

Diluted weighted average shares outstanding	83,548	80,701	83,464	80,595

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended June 30,
	2011	2010
Operating activities
Net income	$69,049	$56,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,531	5,324
Stock-based compensation	11,983	1,738
Provision for losses on accounts receivable	8,771	10,344
Amortization of deferred financing costs	843	944
Amortization of intangible assets	9,187	8,414
Amortization of premium on receivables	1,634	1,632
Deferred income taxes	(765)	211
Loss on early extinguishment of debt	2,669	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(667)	10,443
Accounts receivable	(154,408)	(64,712)
Prepaid expenses and other current assets	(4,608)	(9,908)
Other assets	(1,114)	1,825
Excess tax benefits related to stock-based compensation	(1,821)	—
Accounts payable, accrued expenses and customer deposits	56,170	29,239

Net cash provided by operating activities	2,454	52,478

Investing activities
Acquisitions, net of cash acquired	(785)	(6,836)
Purchases of property and equipment	(5,916)	(4,977)

Net cash used in investing activities	(6,701)	(11,813)

Financing activities
Excess tax benefits related to stock-based compensation	1,821	—
Borrowings (payments) on securitization facility, net	18,000	(26,000)
Deferred financing costs paid	(7,736)	(1,067)
Proceeds from issuance of common stock	855	454
Principal payments on notes payable	(331,465)	(16,835)
Borrowings from notes payable	300,000	—
Principal payments on other obligations	—	(13)
Other	(179)	—

Net cash used in financing activities	(18,704)	(43,461)

Effect of foreign currency exchange rates on cash	9,347	(9,776)

Net decrease in cash and cash equivalents	(13,604)	(12,572)
Cash and cash equivalents, beginning of period	114,804	84,701

Cash and cash equivalents, end of period	$101,200	$72,129

Supplemental cash flow information
Cash paid for interest	$4,335	$11,236

Cash paid for income taxes	$20,284	$24,922

Adoption of new accounting guidance related to asset securitization facility	$—	$218,000

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. No significant ineffectiveness was recorded on designated hedges in the three and six month periods ended June 30, 2010, respectively.

All interest rate swaps had matured prior to the beginning of 2011.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $0.09 million for each of the three months ended June 30, 2011 and 2010. The Company recognized foreign exchange gains of $0.1 million and $0.02 million for the six months ended June 30, 2011 and June 30, 2010, respectively, which are classified within other income, net in the unaudited Consolidated Statements of Income.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners. The Company’s accumulated other comprehensive loss includes foreign currency translation losses of $3.8 million and $9.2 million and the unrealized loss on interest rate swaps of $0 and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This ASU is effective for us beginning January 1, 2012. The adoption of this standard is not expected to have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

In December 2010, the FASB issued ASU 2010-29, which amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition, it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The standard will become effective for the Company beginning in January 2012 and will not have an impact on the Company’s financial position or results of operations as it only amends required disclosures.

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Also the earnings per share computations will not change and will continue to be based on net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company anticipates adopting the ASU on January 1, 2012 using two separate statements of net income and other comprehensive income.

2. Accounts Receivable

The Company maintains a $500 million revolving trade accounts receivable securitization facility (the Facility). Pursuant to the terms of the Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FleetCor Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $500 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper. On February 24, 2011, the Company extended the term of its asset securitization facility to February 23, 2012. There were no other significant changes related to the extension. The Company capitalized $0.6 million in deferred financing fees in connection with this extension. On June 22, 2011, the Company amended the terms of the Facility to remove the compliance certification reporting requirement and financial covenant requirements.

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

Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.

The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Gross domestic accounts receivable	$259,994	$160,641
Securitized gross accounts receivable	162,000	144,000
Gross foreign receivables	144,151	113,778

Total gross receivables	566,145	418,419
Less allowance for doubtful accounts	(16,345)	(14,256)

Net accounts and securitized accounts receivable	$549,800	$404,163

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the six months ended June 30, is as follows (in thousands):

	2011	2010
Allowance for doubtful accounts beginning of period	$14,256	$14,764
Add:
Provision for bad debts	8,771	10,344
Less:
Write-offs	(6,682)	(9,484)

Allowance for doubtful accounts end of period	$16,345	$15,624

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At June 30, 2011 and December 31, 2010, there was $162 million and $144 million, respectively, of short-term debt outstanding under the Company’s accounts receivable securitization facility.

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

The Company’s financial assets and liabilities adjusted to fair value at least quarterly are its money market fund investments included in cash and cash equivalents and its derivative instrument, which was included in accrued expenses. The Company determines the fair value of its money market fund investments based on quoted market prices.

Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments. There were no Level 2 assets which required fair value determinations at June 30, 2011 or December 31, 2010.

Level 3 fair value determinations are derived from the Company’s estimate of recovery based on historical collection trends. There were no Level 3 assets or liabilities which required fair value determinations at June 30, 2011 or December 31, 2010.

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis and that are subject to the disclosure requirements of the authoritative guidance as of December 31, 2010 (in thousands). There were no financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011.

Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2010

Assets:

Money market fund investments	$12,634	$12,634	$—	$—

Total	$12,634	$12,634	$—	$—

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

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of June 30, 2011 and December 31, 2010. There were 2,002,616 additional shares remaining available for grant under the Plans at June 30, 2011.

The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$2,594	$885	$5,054	$1,738
Restricted stock	5,248	—	6,929	—

Stock-based compensation	$7,842	$885	$11,983	$1,738

The tax benefits recorded on stock based compensation were $3.4 million and $0.2 million for the three month periods ended June 30, 2011 and 2010, respectively. The tax benefits recorded on stock based compensation were $4.1 million and $0.4 million for the six month periods ended June 30, 2011 and 2010, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2011 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$31,745	2.70
Restricted stock	20,629	1.60

Total	$52,374

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2011 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,229	$12.79	5,168	$6.06		$128,472
Granted	373	31.64			$10.51
Exercised	(349)	3.73				9,036
Forfeited	(103)	15.44

Outstanding at June 30, 2011	10,150	$13.77	5,740	$8.06		$123,856

Expected to vest as of June 30, 2011	10,150	$13.77

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2010 was $1.5 million.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the six months ended June 30, 2011 and 2010 with the following weighted-average assumptions for grants during the period.

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	1.78%	2.46%
Dividend yield	—	—
Expected volatility	39.27%	31.14%
Expected life (in years)	4.0	4.0

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

The weighted-average remaining contractual life for options outstanding was 6.97 and 7.25 years as of June 30, 2011 and December 31, 2010, respectively.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to the Company’s initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of the Company or a public offering of the Company’s common stock, subject to certain other conditions. The vesting of the shares granted in 2011 and 2010 are generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years.

The fair value of restricted stock shares based on market conditions was estimated using the Monte Carlo option pricing model with the following assumptions for the six months ended June 30, 2011.

Six Months Ended June 30,
2011
Risk-free interest rate	1.25%
Dividend yield	—
Expected volatility	37.00%
Expected life (in years)	0.63

The risk-free interest rate and volatility assumptions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2011 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,250	$21.93
Granted	262	31.08
Vested	(350)	23.36

Unvested at June 30, 2011	1,162	$23.56

5. Goodwill and Other Intangible Assets

As of June 30, 2011 and December 31, 2010 other intangible assets consisted of the following (in thousands):

		June 30, 2011			December 31, 2010
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$219,170	$(51,509)	$167,661	$218,250	$(43,184)	$175,066
Trade names and trademarks—indefinite lived	N/A	12,626	—	12,626	12,626	—	12,626
Trade names and trademarks—other	3 to 15	3,160	(1,090)	2,070	3,160	(980)	2,180
Software	3 to 10	5,530	(2,869)	2,661	5,530	(2,283)	3,247
Non-compete agreements	2 to 5	1,871	(1,296)	575	1,871	(1,129)	742

Total other intangibles		$242,357	$(56,764)	$185,593	$241,437	$(47,576)	$193,861

Amortization expense related to intangible assets for the six month periods ended June 30, 2011 and 2010 was $9.2 million and $8.4 million, respectively.

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2010	Additions	Foreign Currency	June 30, 2011
Segment
North America	$275,929	$785	$—	$276,714
International	325,737	—	351	326,088

	$601,666	$785	$351	$602,802

6. Debt

The Company’s debt instruments consist primarily of term notes and a securitization facility as follows (in thousands):

	June 30, 2011	December 31, 2010
Term note payable(a)	$300,000	$—
Term note payable—domestic(b)	—	270,350
Revolving line of credit—domestic(a)	—	—
Term note payable—foreign(c)	—	52,830
Other debt	534	2,233

Total notes payable	300,534	325,413
Securitization facility(d)	162,000	144,000

Total notes payable, credit agreements and securitization facility	$462,534	$469,413

Current portion	$177,243	$155,617
Long-term portion	285,291	313,796

Total notes payable, credit agreements and securitization facility	$462,534	$469,413

(a)	The Company entered into a $300 million term loan and a $600 million revolving line of credit on June 22, 2011. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and a sublimit for multicurrency borrowings in Euros, Sterling and Japanese Yen. Proceeds from this new credit facility were used to retire the Company’s indebtedness under its 2005 Credit Facility and CCS Credit Facility, as described below. At June 30, 2011, the Company had $300 million and $0 borrowings outstanding on the term loan and revolving line of credit, respectively. Interest on the line of credit ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term loan is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in June 2016. We refer to this facility as the Credit Facility. The Company was in compliance with all financial covenants at June 30, 2011.

(b)	The Company entered into a $130 million term loan and a $30 million revolving line of credit on June 2, 2005. On April 30, 2007, the Company amended and restated the facility increasing the term loan to $250 million, increasing the revolving line of credit facility to $50 million and entering into a $50 million delayed draw term loan facility. We refer to this facility as the 2005 Credit Facility. In April 2008, the Company borrowed the additional $50 million from the delayed draw term loan facility. The revolving line of credit facility was comprised of a $30 million US tranche and a $20 million global tranche and was collateralized by the assets and operations of the respective country where the borrowings are incurred. Interest on the term loan was payable at a rate per annum equal to the sum of the Base Rate plus 1.25% or the Eurodollar Rate plus 2.25%. Interest on the line of credit ranged from the sum of the Base Rate plus 1.00% to 1.50% or the Eurodollar Rate plus 2.00% to 2.50%. The term loan was payable in quarterly installments of 0.25% of the initial aggregate principal amount of the loans and was due on the last business day of each March, June, September, and December with the final principal payment due in April 2013. On June 22, 2011, proceeds from the Company’s new Credit Facility were used to retire the Company’s existing indebtedness under the 2005 Credit Facility. Principal payments of $270.4 million were made on the term loan during the six month period ended June 30, 2011, which includes the final payment to retire the indebtedness.
(c)	On December 7, 2006, one of the Company’s foreign subsidiaries entered into foreign term loans in the Czech Republic denominated in Czech Koruna. The Facility A term loan was for CZK 990 million ($58.9 million) and the Facility B term loan was for CZK 685 million ($40.8 million). We refer to this facility as the CCS Credit Facility. Interest on the Facility A term loan was payable at a rate per annum equal to the sum of PRIBOR (Prague Interbank Offered Rate) plus 1.75% to 0.95%. Interest on the Facility B term loan was payable at a rate per annum equal to the sum of PRIBOR plus 2.9% to 2%. The Facility A term loan was payable in semiannual payments in June and December of each year beginning in June 2007 and ending in December 2013. The Facility B term loan was payable in a lump sum in December 2014. On June 22, 2011, proceeds from the Company’s new Credit Facility were used to retire the Company’s existing indebtedness under the CCS Credit Facility. Principal payments of $59.7 million were made on the term loan during the six month period ended June 30, 2011, which includes the final payment to retire the indebtedness.
(d)	The Company is party to a receivables purchase agreement (securitization facility) that was amended and restated for the fourth time as of October 29, 2007 and which has been amended five times since then to add or remove purchasers, extend the facility termination date and remove all financial covenants. The current purchase limit under the securitization facility is $500 million and the facility termination date is February 23, 2012. There is a program fee equal to the Commercial Paper Rate of 0.26%, plus 0.90% as of June 30, 2011. The unused facility fee is payable at a rate of 0.50% per annum as of June 30, 2011. The securitization facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

In November 2007, the Company entered into an interest rate swap agreement with a notional value of $175 million, which matured in November 2010. The agreement converted a portion of the Company’s variable rate debt exposure to a fixed rate.

In June 2011, the Company wrote-off $1.7 million and $1.0 million in deferred debt issuance costs associated with the extinguishment of the 2005 Facility and CCS Credit Facility, respectively. Additionally, the Company has deferred debt issuance costs associated with its new Credit Facility of $7.2 million, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

7. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended June 30, 2011 and 2010 due to the following (in thousands):

	2011		2010
Computed “expected” tax expense	$18,840	35.0%	$15,800	35.0%
Changes resulting from:
Foreign income tax differential	(2,164)	(4.0)	(1,675)	(3.7)
Sub-part F income	—	—	1,039	2.3
State taxes, net of federal benefit	730	1.4	985	2.2
Foreign-sourced nontaxable income	(793)	(1.5)	(1,016)	(2.3)
Other	500	0.9	368	0.8

Provision for income taxes	$17,113	31.8%	$15,501	34.3%

At June 30, 2011 and December 31, 2010, notes payable and other obligations—noncurrent, included liabilities for unrecognized income tax benefits of $4.2 million and $3.9 million, respectively. During the six months ended June 30, 2011 and 2010 the Company recognized additional liabilities of $0.2 million and $0.3 million, respectively. During the three months ended June 30, 2011 and 2010 the Company recognized additional liabilities of $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2011 and 2010, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits was not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2007.

8. Earnings Per Share

The Company reports a dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the if-converted and treasury stock methods, where applicable. All common share and per common share amounts below have been adjusted to reflect the impact of a two and one-half-for-one Common Stock split on November 29, 2010.

The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic earnings per share:
Net income	$36,715	$29,640	$69,049	$56,984
Convertible preferred stock accrued dividends	—	(4,416)	—	(8,836)

Earnings attributable to common shareholders for basic earnings per share	$36,715	$25,224	$69,049	$48,148

Numerator for diluted earnings per share:
Income attributable to common shareholders for basic earnings per share	$36,715	$25,224	$69,049	$48,148
Effect of convertible preferred stock	—	4,416	—	8,836

Net earnings for diluted earnings per share	$36,715	$29,640	$69,049	$56,984

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	78,929	32,283	78,673	32,306
Share-based payment awards classified as participating securities	1,222	1,705	1,371	1,693

Denominator for basic earnings per share	80,151	33,988	80,044	33,999
Dilutive securities	3,397	3,138	3,420	3,021
Convertible preferred stock	—	43,575	—	43,575

Denominator for diluted earnings per share	83,548	80,701	83,464	80,595

Basic earnings per share	$0.46	$0.74	$0.86	$1.42
Diluted earnings per share	$0.44	$0.37	$0.83	$0.71

Diluted earnings per share for the three months ended June 30, 2011 and 2010 exclude the effect of 0.19 million and 0.08 million shares of common stock (0.16 million and 0.08 million for the six months ended June 30, 2011 and 2010), respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

The Company’s segment results are as follows as of and for the three and six month periods ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues, net:
North America	$92,865	$76,072	$164,449	$144,663
International	41,348	35,365	80,769	70,976

	$134,213	$111,437	$245,218	$215,639

Operating income:
North America	$40,471	$32,960	$71,990	$64,103
International	19,421	17,597	38,389	33,554

	$59,892	$50,557	$110,379	$97,657

Depreciation and amortization:
North America	$4,889	$4,980	$9,831	$9,730
International	3,699	3,279	7,364	6,583

	$8,588	$8,259	$17,195	$16,313

Capital expenditures:
North America	$1,347	$2,156	$2,834	$3,650
International	1,975	677	3,082	1,327

	$3,322	$2,833	$5,916	$4,977

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

Our segments, sources of revenue and expenses

Segments

We operate in two reportable segments, which we refer to as our North American and International segments. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three and six months ended June 30, 2011 and 2010, our North American and International segments generated the following revenue:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$92.9	69.2%	$76.1	68.3%	$164.4	67.0%	$144.6	67.1%
International	41.3	30.8%	35.3	31.7%	80.8	33.0%	71.0	32.9%

	$134.2	100.0%	$111.4	100.0%	$245.2	100.0%	$215.6	100.0%

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

Illustrative Transaction Flow

From our merchant and network relationships, we derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 48.7% and 47.6% of our revenue was derived from our merchant and network relationships during the first six months of 2011 and 2010, respectively.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 51.3% and 52.4% of our revenue was derived from customer and partner program fees and charges during the first six months of 2011 and 2010, respectively.

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Transactions (in millions)
North America	38.6	38.0	74.8	72.9
International[1]	11.7	10.9	23.0	21.7

Total transactions[1]	50.3	49.0	97.8	94.6

Revenue per transaction
North America	$2.40	$2.00	$2.20	$1.98
International[1]	3.53	3.21	3.51	3.25
Consolidated revenue per transaction[1]	2.67	2.27	2.51	2.27

[1]

Calculation of revenue per transaction for our International segment and on a consolidated basis for the three and six months ended June 30, 2010 excludes the impact of a non-renewed partner contract in Europe, inherited from an acquisition, which we chose not to renew. This non-renewed contract contributed approximately 1.6 million transactions and $0.3 million in revenues, net to our International segment in the three months ended June 30, 2010; and approximately 3.3 million transactions and $0.6 million in revenues, net to our International segment in the six months ended June 30, 2010. This contract had a high number of transactions and very little revenue and had a $0.40 and $0.41 negative impact on our International segment revenues, net per transaction in the three and six months ended June 30, 2010, respectively. We believe that excluding the impact of this contract is a more effective measure for evaluating the Company’s revenue performance of its continuing business. Revenues, net, excluding the impact of a non-renewed partner contract in Europe for our International segment and on a consolidated basis are supplemental non-GAAP financial measures of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

For the three months ended June 30, 2010 and 2011, total transactions increased from 49.0 million to 50.3 million, excluding the impact of a non-renewed partner contract in Europe, an increase of 1.3 million, or 2.7%. For the six months ended June 30, 2010 and 2011, total transactions increased from 94.6 million to 97.8 million, excluding the impact of a non-renewed partner contract in Europe, an increase of 3.2 million, or 3.3%. We experienced an increase in transactions in our North American and International segments, excluding the impact of a non-renewed partner contract in Europe, primarily due to organic growth in certain of our payment programs. The non-renewed partner contract had a high number of transactions and very little revenue.

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

Our consolidated revenue per transaction increased from $2.27 for the three months ended June 30, 2010 to $2.67 for the three months ended June 30, 2011, excluding the impact of a non-renewed partner contract in Europe, an increase of $0.40 per transaction or 17.6%. During the three months ended June 30, 2011, our consolidated revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the three months ended June 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the three months ended June 30, 2010, which increased our revenue per transaction during the three months ended June 30, 2011.

Our consolidated revenue per transaction increased from $2.27 for the six months ended June 30, 2010 to $2.51 for the six months ended June 30, 2011, excluding the impact of a non-renewed partner contract in Europe, an increase of $0.24 per transaction or 10.6%. During the six months ended June 30, 2011, our consolidated revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the six months ended June 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the six months ended June 30, 2010, which increased our revenue per transaction during the six months ended June 30, 2011.

Revenue per transaction in the International segment runs higher than the North America segment primarily due to higher margins and higher fuel prices in our international product lines.

North American segment revenue per transaction increased from $2.00 for the three months ended June 30, 2010 to $2.40 for the three months ended June 30, 2011, an increase of $0.40 per transaction or 20.0%. During the three months ended June 30, 2011, our North American segment revenue per transaction was impacted by:

•	organic growth in certain of our payment programs; and

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel.

North American segment revenue per transaction increased from $1.98 for the six months ended June 30, 2010 to $2.20 for the six months ended June 30, 2011, an increase of $0.22 per transaction or 11.1%. During the six months ended June 30, 2011, our North American segment revenue per transaction was impacted by:

•	organic growth in certain of our payment programs; and

•

higher average retail fuel prices as compared to the same period in 2010, which was partially offset by lower spread revenue due to the wholesale cost of fuel increasing at a faster rate than the retail price of fuel.

International segment revenue per transaction increased from $3.21 for the three months ended June 30, 2010 to $3.53 for the three months ended June 30, 2011, an increase of $0.32 per transaction or 10.0%, excluding the impact of a non-renewed partner contract in Europe. During the three months ended June 30, 2011, our International segment revenue per transaction was impacted by:

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the six months ended June 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to three months ended June 30, 2010, which increased our revenue per transaction during the three months ended June 30, 2011.

International segment revenue per transaction increased from $3.25 for the six months ended June 30, 2010 to $3.51 for the six months ended June 30, 2011, an increase of $0.26 per transaction or 8.0%, excluding the impact of a non-renewed partner contract in Europe. During the six months ended June 30, 2011, our International segment revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the six months ended June 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to six months ended June 30, 2010, which increased our revenue per transaction during the six months ended June 30, 2011.

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 25.1% and 18.2% of our consolidated revenue during the three months ended June 30, 2011 and 2010, respectively, and approximately 23.7% and 17.7% of our consolidated revenue during the six months ended June 30, 2011 and 2010, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 23.2% and 16.5% of our consolidated revenue during the three months ended June 30, 2011 and 2010, respectively, and approximately 21.7% and 16.0% of our consolidated revenue during the six months ended June 30, 2011 and 2010, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

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

•

Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, the Czech koruna, the Russian ruble, the Canadian dollar and the Euro relative to the U.S. dollar. Approximately 69.0% and 68.1% of our revenue during the three months ended June 30, 2011 and 2010, respectively, and 66.8% and 66.9% of our revenue during the six months ended June 30, 2011 and 2010, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

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

Accounts receivable securitization

We utilize an accounts receivable securitization facility (Facility) in the ordinary course of our business to finance a portion of our accounts receivable. Prior to 2010, activity associated with our Facility was recorded off-balance sheet utilizing a qualified special-purpose entity, or QSPE, in the form of a limited liability company. The QSPE raised funds by issuing debt to third-party investors. The QSPE held trade accounts receivable whose cash flows are the primary source of repayment for the liabilities of the QSPE. Investors only had recourse to the assets held by the QSPE. Our involvement in these arrangements takes the form of originating accounts receivable and providing servicing activities.

In June 2009, the FASB issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a QSPE entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, effective January 1, 2010, we consolidated the QSPE and the securitization of accounts receivable related to the QSPE is accounted for as a secured borrowing rather than as a sale. Accordingly, we record accounts receivable and short-term debt related to the securitization facilities as assets and liabilities on our balance sheet. In addition, our statements of income no longer include securitization activities in revenue. Rather, we report provision for bad debts and interest expense associated with the debt securities issued related to the securitization.

As a result of the implementation of this guidance effective January 1, 2010, we recorded a $218.0 million increase in accounts receivable and a $218.0 million increase in current liabilities.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The following table sets forth selected consolidated statement of operations data for the three months ended June 30, 2011 and 2010 (in thousands).

	Three months ended June 30, 2011	% of total revenue	Three months ended June 30, 2010	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$92,865	69.2%	$76,072	68.3%	$16,793	22.1%
International	41,348	30.8%	35,365	31.7%	5,983	16.9%

Total revenues, net	134,213	100.0%	111,437	100.0%	22,776	20.4%
Consolidated operating expenses:
Merchant commissions	14,881	11.1%	14,249	12.8%	632	4.4%
Processing	19,775	14.7%	17,323	15.5%	2,452	14.2%
Selling	9,003	6.7%	7,668	6.9%	1,335	17.4%
General and administrative	22,074	16.4%	13,381	12.0%	8,693	65.0%
Depreciation and amortization	8,588	6.4%	8,259	7.4%	329	4.0%

Operating income	59,892	44.6%	50,557	45.4%	9,335	18.5%

Other income, net	(56)	0.0%	(115)	0.0%	59	51.3%
Interest expense, net	3,451	2.6%	5,531	5.0%	(2,080)	(37.6)%
Loss on early extinguishment of debt	2,669	2.0%	—	0.0%	2,669	100.0%
Provision for income taxes	17,113	12.8%	15,501	13.9%	1,612	10.4%

Net income	$36,715	27.4%	$29,640	26.6%	$7,075	23.9%

Operating income for segments:
North America	$40,471	43.6%	$32,960	43.3%	$7,511	22.8%
International	19,421	47.0%	17,597	49.8%	1,824	10.4%

Operating income	$59,892	44.6%	$50,557	45.4%	$9,335	18.5%

Operating margin for segments
North America	43.6%		43.3%		0.3%
International	47.0%		49.8%		(2.8)%

Revenue

Our consolidated revenue increased from $111.4 million in the three months ended June 30, 2010 to $134.2 million in the three months ended June 30, 2011, an increase of $22.8 million, or 20.4%. During the three months ended June 30, 2011, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs of approximately $5.3 million or 4.8%;

•	higher average retail fuel prices as compared to the same period in 2010;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel, resulting in an increase in consolidated revenue of approximately $3.8 million; and

•

the weakening of the U.S. dollar during the three months ended June 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the three months ended June 30, 2010, which increased our revenue in the three months ended June 30, 2011 by $4.5 million or 2.7%.

North American segment revenue

North American revenue increased from $76.1 million in the three months ended June 30, 2010 to $92.9 million in the three months ended June 30, 2011, an increase of $16.8 million, or 22.1%. During the three months ended June 30, 2011, our North American segment revenue was impacted by:

•	organic growth in certain of our payment programs of approximately $7.8 million or 10.2%;

•	higher average retail fuel prices as compared to the same period in 2010; and

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel, resulting in an increase in consolidated revenue of approximately $1.9 million.

International segment revenue

International segment revenue increased from $35.4 million in the three months ended June 30, 2010 to $41.3 million in the three months ended June 30, 2011, an increase of $6.0 million, or 16.9%. During the three months ended June 30, 2011, our International segment revenue was impacted by:

•	higher average retail fuel prices as compared to the same period in 2010;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel, resulting in an increase in consolidated revenue of approximately $1.9 million; and

•

the weakening of the U.S. dollar during the three months ended June 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the three months ended June 30, 2010, which increased our revenue in the three months ended June 30, 2011 by $4.5 million or 12.7%.

Consolidated operating expenses

Merchant commission Merchant commissions increased from $14.2 million in the three months ended June 30, 2010 to $14.9 million in the three months ended June 30, 2011, an increase of $0.6 million, or 4.4%. This increase was due primarily to the expansion of the margin between the wholesale cost and retail price of fuel and the impact of higher fuel prices, which impacted merchant commissions, offset by lower volume in those revenue streams where merchant commission are paid.

Processing Processing expenses increased from $17.3 million in the three months ended June 30, 2010 to $19.8 million in the three months ended June 30, 2011, an increase of $2.5 million, or 14.2%. During the three months ended June 30, 2011, our processing expenses increased by $1.8 million due to volume increases and a card conversion project in certain of our payment programs and $1.9 million due to the unfavorable impact of foreign exchange rates.

Selling Selling expenses increased from $7.7 million in the three months ended June 30, 2010 to $9.0 million in the three months ended June 30, 2011, an increase of $1.3 million, or 17.4%. The increase was due primarily to additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $13.4 million in the three months ended June 30, 2010 to $22.1 million in the three months ended June 30, 2011, an increase of $8.7 million, or 65.0%. The increase was primarily due to additional non-cash stock compensation expense related to our stock incentive plans and public company costs during the period.

Depreciation and amortization Depreciation and amortization increased from $8.3 million in the three months ended June 30, 2010 to $8.6 million in the three months ended June 30, 2011, an increase of $0.3 million, or 4.0%. The increase was primarily attributable to acquisitions completed during the fourth quarter of 2010, which resulted in an increase of $0.3 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $50.6 million in the three months ended June 30, 2010 to $59.9 million in the three months ended June 30, 2011, an increase of $9.3 million, or 18.5%. Our operating margin was 45.4% and 44.6% for the three months ended June 30, 2010 and 2011, respectively. The increase in operating income from the three months ended June 30, 2010 to the three months ended June 30, 2011 was due primarily to organic growth in the business, the impact of higher fuel prices, higher fuel spread revenues and the positive impact of foreign exchange rates. These increases were partially offset by additional stock compensation expense related to our stock incentive plans and public company costs during the period, which had a negative impact on operating margin.

For the purpose of segment operations, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North American segment operating income

North American operating income increased from $32.9 million in the three months ended June 30, 2010 to $40.5 million in the three months ended June 30, 2011, an increase of $7.5 million, or 22.8%. North American operating margin was 43.3% and 43.6% for the three months ended June 30, 2010 and 2011, respectively. Operating income from the three months ended June 30, 2010 to the three months ended June 30, 2011 increased primarily due to organic growth in the business, the impact of higher fuel prices and higher fuel spread revenues. This increase in operating income was partially offset by the increase in expenses due to additional stock compensation expense related to our stock incentive plans and public company costs during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, which had a negative impact on operating margin.

International segment operating income

International operating income increased from $17.6 million in the three months ended June 30, 2010 to $19.4 million in the three months ended June 30, 2011, an increase of $1.8 million, or 10.4%. International operating margin was 49.8% and 47.0% for the three months ended June 30, 2010 and 2011, respectively. The increase in operating income from the three months ended June 30, 2010 to the three months ended June 30, 2011 was due primarily to higher retail fuel prices, higher fuel spread revenues, the positive impact of foreign exchange rates and a reduction in allocation of corporate expenses in the second quarter of 2010. These increases were partially offset by additional stock compensation expense related to our stock incentive plans and additional amortization related to acquisitions completed during the fourth quarter of 2010, which had a negative impact on operating margin.

Other income, net

Other income, net decreased from income of $0.12 million in the three months ended June 30, 2010 to income of $0.06 million in the three months ended June 30, 2011, a decrease of $0.06 million. The decrease was due primarily to less foreign currency exchange gains recognized during the three months ended June 30, 2011.

Interest expense, net

Interest expense, net reflects the amount of interest paid on our 2005 Credit Facility, CCS Credit Facility and new Credit Facility, offset by interest income. Interest expense decreased from $5.5 million in the three months ended June 30, 2010 to $3.5 million in the three months ended June 30, 2011, a decrease of $2.1 million, or 37.6%. This decrease was primarily due to the expiration of an interest rate swap agreement, which matured in November 2010 that created interest expense of $1.8 million in the three months ended June 30, 2010. The remaining decrease is due to the decline in interest rates on our credit facilities. The average interest rate (including the effect of interest rate derivatives) on the 2005 Credit Facility was 2.25% in the three months ended June 30, 2011 versus 2.57% in the three months ended June 30, 2010. The average interest rate on the CCS Credit Facility was 2.65% in the three months ended June 30, 2011 versus 2.76% in the three months ended June 30, 2010.

Loss on early extinguishment of debt

Loss on early extinguishment of debt increased from zero in the three months ended June 30, 2010 to $2.7 million in the three months ended June 30, 2011. This increase is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $15.5 million in the three months ended June 30, 2010 to $17.1 million in the three months ended June 30, 2011, an increase of $1.6 million, or 10.4%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate for the three months ended June 30, 2011 was 31.8 % as compared to 34.3% for the three months ended June 30, 2010. The decrease in the effective tax rate for income taxes between June 30, 2011 and 2010 was primarily due to an unfavorable impact on the prior year rate from the controlled foreign corporation (“CFC”) look-through exclusion, which expired on December 31, 2009, and was not extended until December 2010. For periods in which the look-through rules were effective, it generally resulted in excluding from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by one CFC of a U.S. multinational enterprise from a related CFC.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $29.6 million in the three months ended June 30, 2010 to $36.7 million in the three months ended June 30, 2011, an increase of $7.1 million, or 23.9%.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The following table sets forth selected consolidated statement of operations data for the six months June 30, 2011 and 2010 (in thousands).

	Six months ended		Six months ended
	June 30, 2011	% of total revenue	June 30, 2010	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$164,449	67.1%	$144,663	67.1%	$19,786	13.7%
International	80,769	32.9%	70,976	32.9%	9,793	13.8%

Total revenues, net	245,218	100.0%	215,639	100.0%	29,579	13.7%
Consolidated operating expenses:
Merchant commissions	23,158	9.4%	25,838	12.0%	(2,680)	(10.4)%
Processing	37,707	15.4%	34,844	16.2%	2,863	8.2%
Selling	16,790	6.9%	14,517	6.7%	2,273	15.7%
General and administrative	39,989	16.3%	26,470	12.3%	13,519	51.1%
Depreciation and amortization	17,195	7.0%	16,313	7.6%	882	5.4%

Operating income	110,379	45.0%	97,657	45.3%	12,720	13.0%

Other income, net	(90)	0.0%	(71)	0.0%	19	26.8%
Interest expense, net	6,814	2.8%	10,795	5.0%	(3,981)	(36.9)%
Loss on early extinguishment of debt	2,699	1.1%	—	0.0%	2,699	100.0%
Provision for income taxes	31,937	13.0%	29,949	13.9%	1,988	6.6%

Net income	$69,049	28.2%	$56,984	26.4%	$12,065	21.2%

Operating income for segments:
North America	$71,990	43.8%	$64,103	44.3%	$7,887	12.3%
International	38,389	47.5%	33,554	47.3%	4,835	14.4%

Operating income	$110,379	45.0%	$97,657	45.3%	$12,722	13.0%

Operating margin for segments
North America	43.8%		44.3%		(0.5)%
International	47.5%		47.3%		0.2%

Revenue

Our consolidated revenue increased from $215.6 million in the six months ended June 30, 2010 to $245.2 million in the six months ended June 30, 2011, an increase of $29.6 million, or 13.7%. During the six months ended June 30, 2011, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs of approximately $12.6 million or 5.8%;

•	higher average retail fuel prices as compared to the same period in 2010;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel, resulting in an increase in consolidated revenue of approximately $0.3 million; and

•

the weakening of the U.S. dollar during the six months ended June 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the six months ended June 30, 2010, which increased our revenue in the six months ended June 30, 2011 by $5.8 million or 2.7%.

North American segment revenue

North American revenue increased from $144.7 million in the six months ended June 30, 2010 to $164.5 million in the six months ended June 30, 2011, an increase of $19.8 million, or 13.7%. During the six months ended June 30, 2011, our North American segment revenue was impacted by:

•	organic growth in certain of our payment programs of approximately $12.3 million or 8.5%; and

•	higher average retail fuel prices as compared to the same period in 2010.

These increases were offset by lower spread revenue due to the wholesale cost of fuel increasing at a faster rate than the retail price of fuel, resulting in a decrease in North American segment revenue of $0.7 million.

International segment revenue

International segment revenue increased from $71.0 million in the six months ended June 30, 2010 to $80.8 million in the six months ended June 30, 2011, an increase of $9.8 million, or 13.8%. During the six months ended June 30, 2011, our International segment revenue was impacted by:

•	organic growth in certain of our payment programs of approximately $0.2 million or 0.3%;

•	higher average retail fuel prices as compared to the same period in 2010; and

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel, resulting in an increase in consolidated revenue of approximately $1.0 million; and

•

the weakening of the U.S. dollar during the six months ended June 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the six months ended June 30, 2010, which increased our revenue in the six months ended June 30, 2011 by $5.8 million or 8.2%.

Consolidated operating expenses

Merchant commission Merchant commissions decreased from $25.8 million in the six months ended June 30, 2010 to $23.2 million in the six months ended June 30, 2011, a decrease of $2.7 million, or 10.4%. This decrease was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel and the impact of higher fuel prices, which impacted merchant commissions, as well as lower volume in those revenue streams where merchant commission are paid.

Processing Processing expenses increased from $34.8 million in the six months ended June 30, 2010 to $37.7 million in the six months ended June 30, 2011, an increase of $2.9 million, or 8.2%. During the six months ended June 30, 2011, our processing expenses increased by $3.3 million due to volume increases and a card conversion project in certain of our payment programs and $2.1 million due to the unfavorable impact of foreign exchange rates. These increases were partially offset by a decrease of $1.6 million for bad debt due to a lower percentage of uncollectible accounts.

Selling Selling expenses increased from $14.5 million in the six months ended June 30, 2010 to $16.8 million in the six months ended June 30, 2011, an increase of $2.3 million, or 15.7%. The increase was due primarily to additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $26.5 million in the six months ended June 30, 2010 to $40.0 million in the six months ended June 30, 2011, an increase of $13.5 million, or 51.1%. The increase was primarily due to additional non-cash stock compensation expense related to our stock incentive plans and public company costs during the period.

Depreciation and amortization Depreciation and amortization increased from $16.3 million in the six months ended June 30, 2010 to $17.2 million in the six months ended June 30, 2011, an increase of $0.9 million, or 5.4%. The increase was primarily attributable to acquisitions completed during the fourth quarter of 2010, which resulted in an increase of $0.7 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $97.7 million in the six months ended June 30, 2010 to $110.4 million in the six months ended June 30, 2011, an increase of $12.7 million, or 13.0%. Our operating margin was 45.3% and 45.0% for the six months ended June 30, 2010 and 2011, respectively. The increase in operating income from the six months ended June 30, 2010 to the six months ended June 30, 2011 was due primarily to organic growth in the business, the impact of higher fuel prices and the positive impact of foreign exchange rates. These increases were partially offset by additional stock compensation expense related to our stock incentive plans and public company costs during the period, which had a negative impact on operating margin.

For the purpose of segment operations, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North American segment operating income

North American operating income increased from $64.1 million in the six months ended June 30, 2010 to $72.0 million in the six months ended June 30, 2011, an increase of $7.9 million, or 12.3%. North American operating margin was 44.3% and 43.8% for the six months ended June 30, 2010 and 2011, respectively. The increase in operating income from the six months ended June 30, 2010 to the six months ended June 30, 2011 was due primarily to organic growth in the business and the impact of higher fuel prices. These increases were partially offset by additional stock compensation expense related to our stock incentive plans and public company costs during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, which had a negative impact on operating margin.

International segment operating income

International operating income increased from $33.6 million in the six months ended June 30, 2010 to $38.4 million in the six months ended June 30, 2011, an increase of $4.8 million, or 14.4%. International operating margin was 47.3% and 47.5% for the six months ended June 30, 2010 and 2011, respectively. The increase in operating income and margin from the six months ended June 30, 2010 to the six months ended June 30, 2011 was due primarily to organic growth in the business, the impact of higher fuel prices and the positive impact of foreign exchange rates.

Other income, net

Other income, net increased from income of $0.07 million in the six months ended June 30, 2010 to income of $0.09 million in the six months ended June 30, 2011, an increase of $0.02 million. The additional income was due primarily to foreign currency exchange gains recognized during the six months ended June 30, 2011.

Interest expense, net

Interest expense, net reflects the amount of interest paid on our 2005 Credit Facility, CCS Credit Facility and new Credit Facility, offset by interest income. Interest expense decreased from $10.8 million in the six months ended June 30, 2010 to $6.8 million in the six months ended June 30, 2011, a decrease of $4.0 million, or 36.9%. This decrease was primarily due to the expiration of an interest rate swap agreement, which matured in November 2010 that created interest expense of $3.6 million in the six months ended June 30, 2010. The remaining decrease is due to the decline in interest rates on our credit facilities. The average interest rate (including the effect of interest rate derivatives) on the 2005 Credit Facility was 2.35% in the six months ended June 30, 2011 versus 2.53% in the six months ended June 30, 2010. The average interest rate on the CCS Credit Facility was 2.66% in the six months ended June 30, 2011 versus 2.89% in the six months ended June 30, 2010.

Loss on early extinguishment of debt

Loss on early extinguishment of debt increased from zero in the six months ended June 30, 2010 to $2.7 million in the six months ended June 30, 2011. This increase is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $29.9 million in the six months ended June 30, 2010 to $31.9 million in the six months ended June 30, 2011, an increase of $2.0 million, or 6.6%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate for the six months ended June 30, 2011 was 31.6 % as compared to 34.5% for the six months ended June 30, 2010. The decrease in the effective tax rate for income taxes between June 30, 2011 and 2010 was primarily due to an unfavorable impact on the prior year rate from the CFC look-through exclusion, which expired on December 31, 2009, and was not extended until December 2010. For periods in which the look-through rules were effective, it generally resulted in excluding from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by one CFC of a U.S. multinational enterprise from a related CFC.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $57.0 million in the six months ended June 30, 2010 to $69.0 million in the six months ended June 30, 2011, an increase of $12.1 million, or 21.2%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At June 30, 2011, our unrestricted cash and cash equivalent balance totaled $101.2 million. Our restricted cash balance at June 30, 2011 totaled $63.0 million. Restricted cash represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits. At June 30, 2011, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $82.7 million.

All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable securitization facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset securitization facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our securitization facility and 2005 Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2011, we had the ability to generate approximately $178.1 million of additional liquidity under our securitization facility and had $600.0 million available under the new Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
(in millions)	2011	2010
Net cash provided by operating activities	$2.5	$52.5
Net cash used in investing activities	(6.7)	(11.8)
Net cash used in financing activities	(18.7)	(43.5)

Operating activities Net cash provided by operating activities for the six months ended June 30, 2011 was $2.5 million compared to $52.5 million for the six months ended June 30, 2010. The decrease is attributable primarily to an increase in working capital, driven mainly by the increase in accounts receivable of approximately $89.7 million. This decrease in cash provided by operating activities was partially offset by higher net income of $12.1 million and an increase in accounts payable, accrued expenses, and customer deposits of $26.9 million primarily from the increased volume of purchases in the six months ended June 30, 2011 compared to the volume of purchases in the six months ended June 30, 2010 and the timing of vendor payments.

Investing activities Net cash used in investing activities for six months ended June 30, 2011 was $6.7 million compared to $11.8 million for the six months ended June 30, 2010. This decrease is attributable to the decrease in cash used for acquisitions, partially offset by an increase in capital spending in the six months ended June 30, 2011 compared to the same period in 2010.

Financing activities Net cash used in financing activities for the six months ended June 30, 2011 was $18.7 million compared to $43.5 million for the six months ended June 30, 2010. The decrease in cash used in financing activities is attributable primarily to additional borrowings on the securitization facility of $18.0 million in the six months ended June 30, 2011 compared to payments on the securitization facility of $26.0 million in the six months ended June 30, 2010, resulting in additional cash provided by financing activities of $44.0 million. In addition, on June 22, 2011, the Company entered into a new five-year, $900 million Credit Facility with a syndicate of banks, which provided additional cash from financing activities during the six months ended June 30, 2011 of $300.0 million over the same period in 2010. Proceeds from this new Credit Facility were used to retire the Company’s indebtedness under our 2005 Credit Facility and CCS Credit Facility. During the six months ended June 30, 2011 we made aggregate principal payments on the 2005 Credit Facility and CCS Credit Facility of $330.1 million and seller financing payments of $1.4 million, compared to aggregate principal payments of $16.8 million in the six months ended June 30, 2010, resulting in an increase in the cash used in financing activities of $314.6 million We did not make any principal payments on the new Credit Facility in the six months ended June 30, 2011.

Capital spending summary

Our capital expenditures were $5.9 million for the six months ended June 30, 2011 compared to $5.0 million for six months ended June 30, 2010. We anticipate our capital expenditures to increase to approximately $10.0 million for 2011 as compared to $11.2 million in 2010, as we continue to enhance our existing processing systems.

Credit Facility

On June 22, 2011, the Company entered into a new five-year, $900 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a $300 million term loan facility and a $600 million revolving credit facility, with sublimits for letters of credit, swing line loans and multicurrency borrowings. Subject to certain conditions, including obtaining commitments of lenders, we have the option to increase the facility up to an additional $150 million. The Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios.

Proceeds from this new Credit Facility were used to retire our existing indebtedness under our 2005 Credit Facility and CCS Credit Facility. Proceeds from this new Credit Facility may also be used for working capital purposes, acquisitions, and other general corporate purposes.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at the option of the Company, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. As of June 30, 2011, the interest rate on the term loan was 1.94% and the interest rate on the revolving credit facility was zero, as there were no borrowings on the revolving credit facility at June 30, 2011.

The stated maturity date for our term loan and revolving loans and letters of credit under the Credit Agreement is June 22, 2016. The term loan is payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on June 22, 2016. There were no principal payments made on the term loan during the six months ended June 30, 2011.

2005 Credit Facility

We were a party to a credit agreement, dated as of June 29, 2005, which was subsequently amended and restated on April 30, 2007, with a syndicate of banks. The 2005 Credit Facility provided for term loans in the amount of $250.0 million and two tranches of multicurrency revolving loans, each of which revolving loans were available to be made in U.S. dollars, British pounds or Euros; a U.S. tranche for the U.S. borrower of up to $30.0 million (with a $10.0 million sub-limit for letters of credit), and a global tranche for both the U.S. borrower and U.K. borrower of up to $20.0 million. The 2005 Credit Facility also included a $10.0 million swing line facility which was available to the U.S. borrower. The credit agreement also provided for delayed draw term loans in the amount of up to $50.0 million, of which $50.0 million was borrowed in April 2008. The 2005 Credit Facility further provided for incremental term loans in an aggregate amount not to exceed $100.0 million. None of the incremental term loans were made.

Interest on the facilities accrued, at our election, based on a base rate, EURIBOR or LIBOR, plus a margin. The margin with respect to term loans was fixed at 2.25% for LIBOR and EURIBOR loans and at 1.25% for base rate loans. With respect to revolving loans and letter of credit fees, the margin or fee was determined based on our leverage ratio and ranged from 2.00% to 2.50% for LIBOR and EURIBOR loans and from 1.00% to 1.50% for base rate loans. Interest on overdue amounts accrued at a rate equal to the applicable interest rate plus 2% per annum.

The stated maturity date for our term loans was April 30, 2013 and the stated maturity date for our revolving loans and letters of credit was April 30, 2012. The term loans were payable in quarterly installments of 0.25% of the initial aggregate principal amount of the loans and were due on the last business day of each March, June, September, and December with the final principal payment due in April 2013. Principal payments of $270.4 million were made on the term loan during the six months ended June 30, 2011.

On June 22, 2011, we retired our indebtedness under the 2005 Credit Facility with the proceeds from our new Credit Facility. The 2005 Credit Facility contained certain negative covenants and financial covenants. As of the date of retirement of this indebtedness, we were in compliance with each of the covenants under the 2005 Credit Facility.

CCS Credit Facility

Certain of our subsidiaries were parties to a credit agreement, dated as of December 7, 2006, which was amended as of March 28, 2008, with a syndicate of banks. The CCS Credit Facility agreement provided for term loans in the total amount of CZK 1.675 billion ($99.7 million), which consisted of a “Facility A” amortized term loan in the amount of CZK 990 million ($58.9 million) and a “Facility B” bullet term loan in the amount of CZK 685.0 million ($40.8 million).

Interest on the term loans accrued, calculated according to the term selected by CCS, based on a base rate, PRIBOR (Prague Interbank Offered Rate), plus a margin and a mandatory cost. The margin was determined based on CCS’s leverage ratio and ranged from 0.95% to 1.75% for the “Facility A” term loan and from 2.00% to 2.90% for the “Facility B” term loan.

The stated maturity date for CCS’s term loans was December 21, 2013 with respect to “Facility A” and December 21, 2014 with respect to “Facility B”. The “Facility A” term loan was payable in semiannual payments in June and December of each year ending in December 2013 and the “Facility B” term loan was payable in one lump sum on December 21, 2014. Principal payments of $59.7 million were made on these facilities during the six months ended June 30, 2011. CCS had the right to prepay the loans without premium or penalty on the last day of an interest period.

On June 22, 2011, we retired our indebtedness under the CCS Credit Facility with the proceeds from our new Credit Facility. The CCS Credit Facility contained certain negative covenants and financial covenants. As of the date of retirement of this indebtedness, CCS was in compliance with each of the covenants under the CCS Credit Facility agreement.

Seller financing

One of our subsidiaries, FleetCor Luxembourg Holding2 S.à r.l. (“Lux 2”), entered into a Share Sale and Purchase Agreement dated April 24, 2008 (the “Purchase Agreement”) with ICP Internet Cash Payments B.V. for the purchase of ICP International Card Products B.V. The acquired business is now being operated in the Netherlands as FleetCor Technologieën B.V. In connection with the purchase Lux 2 agreed to make deferred payments in the aggregate amount of €1.0 million ($1.4 million), of which the final payment was made on June 6, 2011 in the amount of €0.33 million ($0.47 million).

In connection with an acquisition by FleetCor Luxembourg Holding4 S.à r.l. in October 2010, the parties agreed to defer our payment of a portion of the purchase price, equal to approximately $1.0 million, which was paid in February 2011.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended five times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the securitization facility is $500.0 million. The facility was amended on February 24, 2011 and the facility termination date is now February 23, 2012. On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements.

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

The securitization facility provides for certain termination events, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things. Termination events include nonpayment. There are no financial covenant requirements related to our securitization facility.

Contractual Obligations

The operating lease commitments, seller financing note commitments and Securitization Facility commitments disclosed in our Annual Report on Form 10-K as of December 31, 2010 have not changed significantly. As discussed above, on June 22, 2011, we retired our 2005 Credit Facility and CCS Credit Facility and entered into our new Credit Facility. The table below summarizes the estimated dollar amounts of payments due under our new Credit Facility as of June 30, 2011 that remain for the current fiscal year and subsequent fiscal periods.

		Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$300.0	$7.5	$37.5	$75.0	$180.0

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended June 30, 2011, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2010. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Revenues, net, excluding the impact of a non-renewed partner contract

We have defined the non-GAAP measure revenues, net, excluding the impact of a non-renewed contract, as revenues, net as reflected in our income statement and segment footnote less the revenues, net provided by the non-renewed partner in the three and six months ended June 30, 2010, as applicable.

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

Set forth below is a reconciliation of revenues, net, excluding the impact of a non-renewed contract to the most directly comparable GAAP measure, Revenues, net (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
North America
Revenues, net	$92,865	$76,072	$164,449	$144,663
Excluding non-renewed contract revenues	—	—	—	—

Revenues, net, excluding the impact of a non-renewed contract	$92,865	$76,072	$164,449	$144,663

International
Revenues, net	$41,348	$32,960	$71,990	$64,103
Excluding non-renewed contract revenues	—	(267)	—	(581)

Revenues, net, excluding the impact of a non-renewed contract	$41,348	$32,693	$71,990	$63,522

Consolidated
Revenues, net	$134,213	$109,032	$236,439	$208,766
Excluding non-renewed contract revenues	—	(267)	—	(581)

Revenues, net, excluding the impact of a non-renewed contract	$134,213	$108,765	$236,439	$208,185

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

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2011, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not involved in any legal proceedings or governmental inquiries or investigations that we consider to be material and were not involved in any material legal proceedings that were terminated during the second quarter of 2011. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we are responding to. Although we do not currently anticipate an adverse result or material adverse impact from the investigation, if determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December  31, 2010, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item  4. (Removed and Reserved)

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Credit Agreement, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 1, 2011)

10.2	Pledge Agreement, dated as of June 22, 2011, by and among FleetCor Technologies, Inc., FleetCor Technologies Operating Company, LLC, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 1, 2011)

10.3	Fifth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 22, 2011, by and among FleetCor Funding LLC., PNC Bank, National Association and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on March 1, 2011)

10.4	Second Amendment to Performance Guaranty, dated as of June 22, 2011, by and among FleetCor Technologies, Inc., PNC Bank, National Association and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on March 1, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 15, 2011.

FleetCor Technologies, Inc. (Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald F. Clarke	(Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer
Eric R. Dey	(Principal Financial Officer and Principal Accounting Officer)