Form 10-Q
period 2011-09-30
FLEETCOR TECHNOLOGIES INC
filed 2011-11-14
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, $0.001 par value	81,317,836

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,284	$114,804
Restricted cash	57,399	62,341
Accounts receivable (less allowance for doubtful accounts of $14,966 and $14,256, respectively)	419,530	260,163
Securitized accounts receivable—restricted for securitization investors	150,000	144,000
Prepaid expenses and other current assets	18,126	33,191
Deferred income taxes	4,594	4,484

Total current assets	786,933	618,983

Property and equipment	90,435	83,013
Less accumulated depreciation and amortization	(60,069)	(56,195)

Net property and equipment	30,366	26,818

Goodwill	642,799	601,666
Other intangibles, net	234,135	193,861
Other assets	45,310	42,790

Total assets	$1,739,543	$1,484,118

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$241,423	$177,644
Accrued expenses	29,192	49,176
Customer deposits	168,259	78,685
Securitization facility	150,000	144,000
Current portion of notes payable and other obligations	15,243	11,617

Total current liabilities	604,117	461,122

Notes payable and other obligations, less current portion	281,481	313,796
Deferred income taxes	92,121	83,255

Total noncurrent liabilities	373,602	397,051

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 113,122,381 shares issued and 81,240,711 shares outstanding at September 30, 2011; and 475,000,000 shares authorized, 111,522,354 shares issued and 79,655,213 shares outstanding at December 31, 2010	113	112
Additional paid-in capital	449,294	421,991
Retained earnings	496,726	387,163
Accumulated other comprehensive loss	(8,646)	(8,101)
Less treasury stock (31,881,670 shares at September 30, 2011 and 31,867,141 at December 31, 2010)	(175,663)	(175,220)

Total stockholders’ equity	761,824	625,945

Total liabilities and stockholders’ equity	$1,739,543	$1,484,118

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Share and Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues, net	$134,213	$111,655	$379,431	$327,294
Expenses:
Merchant commissions	13,347	13,711	36,505	39,549
Processing	20,878	17,764	58,585	52,608
Selling	9,484	8,638	26,274	23,155
General and administrative	19,729	13,555	59,718	40,025

	70,775	57,987	198,349	171,957
Depreciation and amortization	9,052	8,925	26,247	25,238

Operating income	61,723	49,062	172,102	146,719

Other income, net	(518)	(696)	(608)	(767)
Interest expense, net	3,130	5,557	9,944	16,352
Loss on early extinguishment of debt	—	—	2,669	—

Total other expense	2,612	4,861	12,005	15,585

Income before taxes	59,111	44,201	160,097	131,134
Provision for taxes	18,597	10,803	50,534	40,752

Net income	$40,514	$33,398	$109,563	$90,382

Calculation of income attributable to common shareholders:
Convertible preferred stock accrued dividends	—	(4,529)	—	(13,365)

Income attributable to common shareholders for basic earnings per share	$40,514	$28,869	$109,563	$77,017

Earnings per share:
Basic earnings per share	$0.50	$0.85	$1.36	$2.26

Diluted earnings per share	$0.48	$0.41	$1.31	$1.12

Weighted average shares outstanding:
Basic weighted average shares outstanding	80,819	34,076	80,305	34,025

Diluted weighted average shares outstanding	83,649	80,880	83,526	80,691

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2011	2010
Operating activities
Net income	$109,563	$90,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,477	8,562
Stock-based compensation	15,622	2,453
Provision for losses on accounts receivable	13,600	15,097
Amortization of deferred financing costs	1,351	1,480
Amortization of intangible assets	13,969	12,749
Amortization of premium on receivables	2,450	2,447
Deferred income taxes	(863)	(3,107)
Loss on early extinguishment of debt	2,669	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	4,942	2,052
Accounts receivable	(140,491)	(60,301)
Prepaid expenses and other current assets	14,732	(10,969)
Other assets	(81)	(408)
Excess tax benefits related to stock-based compensation	(8,170)	—
Accounts payable, accrued expenses and customer deposits	32,747	46,415

Net cash provided by operating activities	70,517	106,852

Investing activities
Acquisitions, net of cash acquired	(21,933)	(6,216)
Purchases of property and equipment	(8,408)	(7,074)

Net cash used in investing activities	(30,341)	(13,290)

Financing activities
Excess tax benefits related to stock-based compensation	8,170	—
Borrowings (payments) on securitization facility, net	6,000	(51,000)
Deferred financing costs paid	(7,839)	(1,067)
Proceeds from issuance of common stock	5,066	480
Principal payments on notes payable	(335,215)	(17,585)
Borrowings from notes payable	300,000	—
Principal payments on other obligations	—	(15)
Other	(179)	—

Net cash used in financing activities	(23,997)	(69,187)

Effect of foreign currency exchange rates on cash	6,301	1,697

Net increase in cash and cash equivalents	22,480	26,072
Cash and cash equivalents, beginning of period	114,804	84,701

Cash and cash equivalents, end of period	$137,284	$110,773

Supplemental cash flow information
Cash paid for interest	$11,213	$16,851

Cash paid for income taxes	$35,171	$40,604

Adoption of new accounting guidance related to asset securitization facility	$—	$218,000

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. No significant ineffectiveness was recorded on designated hedges in the three and nine month periods ended September 30, 2010, respectively.

All interest rate swaps to which the Company was a party matured prior to the beginning of 2011.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $0.53 million and $0.64 million for each of the three months ended September 30, 2011 and 2010. The Company recognized foreign exchange gains of $0.65 million and $0.66 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, which are classified within other income, net in the unaudited Consolidated Statements of Income.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners. The Company’s accumulated other comprehensive loss includes foreign currency translation losses of $8.6 million and $6.8 million and the unrealized loss on interest rate swaps of $0 and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Adoption of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which were effective for the Company beginning January 1, 2011. Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows.

In October 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment testing would be required. Otherwise, further testing would not be needed. This ASU is effective for all entities for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company expects it will early adopt this guidance for purposes of our 2011 annual and interim goodwill impairment testing performed.

Pending Adoption of Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In December 2010, the FASB issued ASU 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This ASU is effective for us beginning January 1, 2012. The adoption of this standard is not expected to have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends ASC 820, “Fair Value Measurement” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are effective for the Company beginning January 1, 2012 and are required to be applied prospectively, with early adoption not permitted. Since ASU 2011-04 is a disclosure-only standard, its adoption will not affect the Company’s results of operations, financial condition, or cash flows.

In September 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Also the earnings per share computations will not change and will continue to be based on net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company anticipates adopting the ASU on January 1, 2012 using two separate statements of net income and other comprehensive income.

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

The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Gross domestic accounts receivable	$260,938	$160,641
Gross securitized accounts receivable	150,000	144,000
Gross foreign receivables	173,558	113,778

Total gross receivables	584,496	418,419
Less allowance for doubtful accounts	(14,966)	(14,256)

Net accounts and securitized accounts receivable	$569,530	$404,163

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the nine months ended September 30, is as follows (in thousands):

	2011	2010
Allowance for doubtful accounts beginning of period	$14,256	$14,764
Add:
Provision for bad debts	13,600	15,097
Less:
Write-offs	(12,890)	(14,819)

Allowance for doubtful accounts end of period	$14,966	$15,042

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At September 30, 2011 and December 31, 2010, there was $150 million and $144 million, respectively, of short-term debt outstanding under the Company’s accounts receivable securitization facility.

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

The Company’s financial assets and liabilities adjusted to fair value at least quarterly are its money market fund investments, which were included in cash and cash equivalents and its derivative instrument, which was included in accrued expenses. The Company determines the fair value of its money market fund investments based on quoted market prices. There were no financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011.

Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments. There were no Level 2 assets which required fair value determinations at September 30, 2011 or December 31, 2010.

Level 3 fair value determinations are derived from the Company’s estimate of recovery based on historical collection trends. There were no Level 3 assets or liabilities which required fair value determinations at September 30, 2011 or December 31, 2010.

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

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of September 30, 2011 and December 31, 2010. There were 2,275,799 additional shares remaining available for grant under the Plans at September 30, 2011.

The table below summarizes the expense recognized related to share-based payments recognized for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$2,032	$715	$7,086	$2,453
Restricted stock	1,607	—	8,536	—

Stock-based compensation	$3,639	$715	$15,622	$2,453

The tax benefits recorded on stock based compensation were $1.1 million and $0.2 million for the three month periods ended September 30, 2011 and 2010, respectively. The tax benefits recorded on stock based compensation were $5.1 million and $0.6 million for the nine month periods ended September 30, 2011 and 2010, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2011 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$27,155	2.04
Restricted stock	18,656	1.41

Total	$45,811

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the nine month period ended September 30, 2011 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,229	$12.79	5,168	$6.06		$128,472
Granted	390	31.53			$10.41
Exercised	(1,389)	4.05				30,834
Forfeited	(403)	21.01

Outstanding at September 30, 2011	8,827	$14.62	4,930	$9.25		$102,772

Expected to vest as of September 30, 2011	8,827	$14.62

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $2.0 million.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the nine months ended September 30, 2011 and 2010 with the following weighted-average assumptions for grants during the period.

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	1.74%	1.82%
Dividend yield	—	—
Expected volatility	39.06%	34.43%
Expected life (in years)	4.0	4.0

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

The weighted-average remaining contractual life for options outstanding was 7.00 and 7.25 years as of September 30, 2011 and December 31, 2010, respectively.

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

The fair value of restricted stock shares based on market conditions was estimated using the Monte Carlo option pricing model with the following assumptions for the nine months ended September 30, 2011.

Nine Months Ended September 30,
2011
Risk-free interest rate	1.25%
Dividend yield	—
Expected volatility	37.00%
Expected life (in years)	0.63

The risk-free interest rate and volatility assumptions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2011 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,250	$21.93
Granted	262	31.08
Vested	(434)	22.13
Cancelled	(50)	21.00

Unvested at September 30, 2011	1,028	$22.38

5. Acquisition

In August 2011, the Company acquired all of the stock of a prepaid fuel card and food voucher company in Mexico. The acquired company provides fuel and food card/voucher services to businesses and governmental entities in Mexico and serves over 10,000 businesses, with over 800,000 cardholders and beneficiaries. Purchases are predominately prepaid and revenues are earned both from customers and merchants. Results from the acquired Mexico business are reported in our International segment.

6. Goodwill and Other Intangible Assets

As of September 30, 2011 and December 31, 2010 other intangible assets consisted of the following (in thousands):

		September 30, 2011			December 31, 2010
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$265,293	$(55,888)	$209,405	$218,250	$(43,184)	$175,066
Trade names and trademarks—indefinite lived	N/A	18,726	—	18,726	12,626	—	12,626
Trade names and trademarks—other	3 to 15	3,160	(1,145)	2,015	3,160	(980)	2,180
Software	3 to 10	5,530	(3,129)	2,401	5,530	(2,283)	3,247
Non-compete agreements	2 to 5	2,971	(1,383)	1,588	1,871	(1,129)	742

		September 30, 2011			December 31, 2010
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Total other intangibles		$295,680	$(61,545)	$234,135	$241,437	$(47,576)	$193,861

Amortization expense related to intangible assets for the nine month periods ended September 30, 2011 and 2010 was $13.97 million and $12.7 million, respectively.

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2010	Additions	Foreign Currency	September 30, 2011
Segment
North America	$275,929	$785	$—	$276,714
International	325,737	40,209	139	366,085

	$601,666	$40,994	$139	$642,799

7. Debt

The Company’s debt instruments consist primarily of term notes and a securitization facility as follows (in thousands):

	September 30, 2011	December 31, 2010
Term note payable(a)	$296,250	$—
Term note payable—domestic(b)	—	270,350
Term note payable—foreign(c)	—	52,830
Other debt	474	2,233

Total notes payable	296,724	325,413
Securitization facility(d)	150,000	144,000

Total notes payable, credit agreements and securitization facility	$446,724	$469,413

Current portion	$165,243	$155,617
Long-term portion	281,481	313,796

Total notes payable, credit agreements and securitization facility	$446,724	$469,413

(a)	The Company entered into a $300 million term loan and a $600 million revolving line of credit on June 22, 2011. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and a sublimit for multicurrency borrowings in Euros, Sterling and Japanese Yen. Proceeds from this new credit facility were used to retire the Company’s indebtedness under its 2005 Credit Facility and CCS Credit Facility, as described below. At September 30, 2011, the Company had $296 million borrowings outstanding on the term loan and revolving line of credit, respectively. Interest on the line of credit ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term loan is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in June 2016. We refer to this facility as the Credit Facility. The Company was in compliance with all financial covenants at September 30, 2011.
(b)

The Company entered into a $130 million term loan and a $30 million revolving line of credit on June 2, 2005. On April 30, 2007, the Company amended and restated the facility increasing the term loan to $250 million, increasing the revolving line of credit facility to $50 million and entering into a $50 million delayed draw term loan facility. We refer to this facility as the 2005 Credit Facility. In April 2008, the Company borrowed the additional $50 million from the delayed draw term loan facility. The revolving line of credit facility was comprised of a $30 million US tranche and a $20 million global tranche and was collateralized by the assets and operations of the respective country where the borrowings are incurred. Interest on the term loan was payable at a rate per annum equal to the sum of the Base Rate plus 1.25% or the Eurodollar Rate plus 2.25%. Interest on the line of credit ranged from the sum of the Base Rate plus 1.00% to 1.50% or the Eurodollar Rate plus 2.00% to 2.50%. The term loan was payable in quarterly installments of 0.25% of the initial aggregate principal amount of the loans and was due on the last business day of each March, June, September, and December with the final principal payment due in April 2013. On June 22, 2011, proceeds from the Company’s new Credit Facility were used to retire the Company’s existing indebtedness under the 2005 Credit

Facility. Principal payments of $270.4 million were made on the term loan during the nine month period ended September 30, 2011, which includes the final payment to retire the indebtedness.
(c)	On December 7, 2006, one of the Company’s foreign subsidiaries entered into foreign term loans in the Czech Republic denominated in Czech Koruna. The Facility A term loan was for CZK 990 million ($54.7 million) and the Facility B term loan was for CZK 685 million ($37.9 million). We refer to this facility as the CCS Credit Facility. Interest on the Facility A term loan was payable at a rate per annum equal to the sum of PRIBOR (Prague Interbank Offered Rate) plus 1.75% to 0.95%. Interest on the Facility B term loan was payable at a rate per annum equal to the sum of PRIBOR plus 2.9% to 2%. The Facility A term loan was payable in semiannual payments in June and December of each year beginning in June 2007 and ending in December 2013. The Facility B term loan was payable in a lump sum in December 2014. On June 22, 2011, proceeds from the Company’s new Credit Facility were used to retire the Company’s existing indebtedness under the CCS Credit Facility. Principal payments of $59.7 million were made on the term loan during the nine month period ended September 30, 2011, which includes the final payment to retire the indebtedness.
(d)	The Company is party to a receivables purchase agreement (securitization facility) that was amended and restated for the fourth time as of October 29, 2007 and which has been amended six times since then to add or remove purchasers, extend the facility termination date and remove all financial covenants. The current purchase limit under the securitization facility is $500 million and the facility termination date is February 23, 2012. There is a program fee equal to the Commercial Paper Rate of 0.25%, plus 0.90% as of September 30, 2011. The unused facility fee is payable at a rate of 0.50% per annum as of September 30, 2011. The securitization facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

In November 2007, the Company entered into an interest rate swap agreement with a notional value of $175 million, which matured in November 2010. The agreement converted a portion of the Company’s variable rate debt exposure to a fixed rate.

In June 2011, the Company wrote-off $1.7 million and $1.0 million in deferred debt issuance costs associated with the extinguishment of the 2005 Facility and CCS Credit Facility, respectively. Additionally, the Company had deferred debt issuance costs associated with its new Credit Facility of $7.2 million, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended September 30, 2011 and 2010 due to the following (in thousands):

	2011		2010
Computed “expected” tax expense	$20,689	35.0%	$15,470	35.0%
Changes resulting from:
Foreign income tax differential	(2,404)	(4.1)	(2,113)	(4.8)
Sub-part F income	—	—	(2,112)	(4.8)
State taxes, net of federal benefit	1,262	2.2	934	2.1
Foreign-sourced nontaxable income	(731)	(1.2)	(685)	(1.5)
Other	(219)	(0.4)	(691)	(1.6)

Provision for income taxes	$18,597	31.5%	$10,803	24.4%

At September 30, 2011 and December 31, 2010, notes payable and other obligations—noncurrent, included liabilities for unrecognized income tax benefits of $4.7 million and $3.9 million, respectively. During the nine months ended September 30, 2011 and 2010 the Company recognized additional liabilities of $0.8 million and $0.7 million, respectively. During the three months ended September 30, 2011 and 2010 the Company recognized additional liabilities of $0.5 million and $0.3 million, respectively. During the three and nine months ended September 30, 2011 and 2010, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits was not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2007.

9. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the if-

converted and treasury stock method, where applicable. All common share and per common share amounts below have been adjusted to reflect the impact of a two and one-half-for-one Common Stock split on November 29, 2010.

The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic earnings per share:
Net income	$40,514	$33,398	$109,563	$90,382
Convertible preferred stock accrued dividends	—	(4,529)	—	(13,365)

Income attributable to common shareholders for basic earnings per share	$40,514	$28,869	$109,563	$77,017

Numerator for diluted earnings per share:
Income attributable to common shareholders for basic earnings per share	$40,514	$28,869	$109,563	$77,017
Effect of convertible preferred stock	—	4,529	—	13,365

Net earnings for diluted earnings per share	$40,514	$33,398	$109,563	$90,382

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	79,790	32,052	79,093	32,188
Share-based payment awards classified as participating securities	1,029	2,024	1,212	1,837

Denominator for basic earnings per share	80,819	34,076	80,305	34,025
Dilutive securities	2,830	3,228	3,221	3,091
Convertible preferred stock	—	43,575	—	43,575

Denominator for diluted earnings per share	83,649	80,880	83,526	80,691

Basic earnings per share	$0.50	$0.85	$1.36	$2.26
Diluted earnings per share	$0.48	$0.41	$1.31	$1.10

Diluted earnings per share excludes the effect of 0.4 million and 0.2 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

10. Segments

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

The results from our Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011 are reported in our International segment.

The Company’s segment results are as follows as of and for the three and nine month periods ended September 30 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues, net:
North America	$92,995	$74,784	$257,444	$219,447
International	41,218	36,871	121,987	107,847

	$134,213	$111,655	$379,431	$327,294

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating income:
North America	$43,335	$31,541	$115,325	$95,643
International	18,388	17,521	56,777	51,076

	$61,723	$49,062	$172,102	$146,719

Depreciation and amortization:
North America	$4,990	$5,521	$14,821	$15,251
International	4,062	3,404	11,426	9,987

	$9,052	$8,925	$26,247	$25,238

Capital expenditures:
North America	$1,142	$1,210	$3,975	$4,860
International	1,350	887	4,433	2,214

	$2,492	$2,097	$8,408	$7,074

11. Commitments and Contingencies

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

Overview

FleetCor is a leading independent global provider of specialized payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in North America, Europe, Africa and Asia. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

In order to deliver our payment programs and services and process transactions, we own and operate proprietary “closed-loop” networks through which we electronically connect to merchants and capture, analyze and report customized information. We also use third-party networks to deliver our payment programs and services in order to broaden our card acceptance and use. To support our payment products, we also provide a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Our customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall fleet operating costs.

Our segments, sources of revenue and expenses

Segments

We operate in two reportable segments, which we refer to as our North American and International segments. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three and nine months ended September 30, 2011 and 2010, our North American and International segments generated the following revenue:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$93.0	69.3%	$74.8	67.0%	$257.4	67.9%	$219.4	67.0%
International	41.2	30.7%	36.9	33.0%	122.0	32.1%	107.9	33.0%

	$134.2	100.0%	$111.7	100.0%	$379.4	100.0%	$327.3	100.0%

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

Illustrative Transaction Flow

From our merchant and network relationships, we derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 49.4% and 45.0% of our revenue was derived from our merchant and network relationships during the first nine months of 2011 and 2010, respectively.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 50.6% and 55.0% of our revenue was derived from customer and partner program fees and charges during the first nine months of 2011 and 2010, respectively.

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Transactions (in millions)
North America	39.9	39.0	114.7	112.0
International[1],2	14.3	10.6	36.2	30.8

Total transactions[1],2	54.2	49.6	150.9	142.8

Revenue per transaction
North America	$2.33	$1.92	$2.25	$1.96
International[1],2	2.89	3.45	3.37	3.47
Consolidated revenue per transaction[1],2	2.48	2.25	2.52	2.29

1	Calculation of revenue per transaction for our International segment and on a consolidated basis for the three and nine months ended September 30, 2010 excludes the impact of a non-renewed partner contract in Europe, inherited from an acquisition, which we chose not to renew. This non-renewed contract contributed approximately 0.3 million transactions and $0.2 million in revenues, net to our International segment in the three months ended September 30, 2010; and approximately 3.6 million transactions and $0.8 million in revenues, net to our International segment in the nine months ended September 30, 2010. This contract had a high number of transactions and very little revenue and had a $0.09 and $0.36 negative impact on our International segment revenues, net per transaction in the three and nine months ended September 30, 2010, respectively. We believe that excluding the impact of this contract is a more effective measure for evaluating the Company’s revenue performance of its continuing business. Revenues, net, excluding the impact of a non-renewed partner contract in Europe for our International segment and on a consolidated basis are supplemental non-GAAP financial measures of performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.” The results from our Mexican business are reported in our International segment.
2	The presentation of prior quarters presented herein has been conformed to the current period presentation that eliminates certain intercompany transactions.

For the three months ended September 30, 2010 and 2011, total transactions increased from 49.6 million to 54.2 million, excluding the impact of a non-renewed partner contract in Europe, an increase of 4.6 million, or 9.3%. For the nine months ended September 30, 2010 and 2011, total transactions increased from 142.8 million to 150.9 million, excluding the impact of a non-renewed partner contract in Europe, an increase of 8.1 million, or 5.7%. We experienced an increase in transactions in our North American and International segments, excluding the impact of a non-renewed partner contract in Europe, primarily due to organic growth in certain of our payment programs and the impact of our Mexican prepaid card company acquired during the third quarter of 2011. The non-renewed partner contract had a high number of transactions and very little revenue.

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

Our consolidated revenue per transaction increased from $2.25 for the three months ended September 30, 2010 to $2.48 for the three months ended September 30, 2011, excluding the impact of a non-renewed partner contract in Europe, an increase of $0.23 per transaction or 10.2%. During the three months ended September 30, 2011, our consolidated revenue per transaction was positively impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the three months ended September 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to three months ended September 30, 2010, which had a positive impact on our revenue per transaction during the three months ended September 30, 2011.

During the third quarter of 2011, the Company completed the acquisition of a Mexican prepaid fuel card and food voucher Company, which contributed to the increase in transaction volumes and revenues. However, the Mexican business produces a lower revenue per transaction product and when combined with our other business’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisition. The results from our Mexican business are reported in our International segment.

Our consolidated revenue per transaction increased from $2.29 for the nine months ended September 30, 2010 to $2.52 for the nine months ended September 30, 2011, excluding the impact of a non-renewed partner contract in Europe, an increase of $0.23 per transaction or 10.0%. During the nine months ended September 30, 2011, our consolidated revenue per transaction was positively impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the nine months ended September 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to nine months ended September 30, 2010, which had a positive impact on our revenue per transaction during the nine months ended September 30, 2011.

During the third quarter of 2011, the Company completed the acquisition of a Mexican prepaid fuel card and food voucher Company, which contributed to the increase in transaction volumes and revenues. However, the Mexican business produces a lower revenue per transaction product and when combined with our other business’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisition.

Revenue per transaction in the International segment runs higher than the North America segment primarily due to higher margins and higher fuel prices in our international product lines.

North American segment revenue per transaction increased from $1.92 for the three months ended September 30, 2010 to $2.33 for the three months ended September 30, 2011, an increase of $0.41 per transaction or 21.4%. During the three months ended September 30, 2011, our North American segment revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	a change in the mix of volume to higher revenue per transaction products; and

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel.

North American segment revenue per transaction increased from $1.96 for the nine months ended September 30, 2010 to $2.25 for the nine months ended September 30, 2011, an increase of $0.29 per transaction or 14.8%. During the nine months ended September 30, 2011, our North American segment revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	a change in the mix of volume to higher revenue per transaction products; and

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel.

International segment revenue per transaction decreased from $3.45 for the three months ended September 30, 2010 to $2.89 for the three months ended September 30, 2011, a decrease of $0.56 per transaction or 16.2%, excluding the impact of a non-renewed partner contract in Europe. During the three months ended September 30, 2011, our International segment revenue per transaction was positively impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the three months ended September 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to three months ended September 30, 2010, which had a positive impact on our revenue per transaction during the three months ended September 30, 2011.

During the third quarter of 2011, the Company completed the acquisition of a Mexican prepaid fuel card and food voucher Company, which contributed to the increase in transaction volumes and revenues. However, the Mexican business produces a lower revenue per transaction product and when combined with our other business’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisition.

International segment revenue per transaction decreased from $3.47 for the nine months ended September 30, 2010 to $3.37 for the nine months ended September 30, 2011, a decrease of $0.10 per transaction or 2.9%, excluding the impact of a non-renewed partner contract in Europe. During the nine months ended September 30, 2011, our International segment revenue per transaction was positively impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the nine months ended September 30, 2011 relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to nine months ended September 30, 2010, which had a positive impact on our revenue per transaction during the nine months ended September 30, 2011.

During the third quarter of 2011, the Company completed the acquisition of a Mexican prepaid fuel card and food voucher Company, which contributed to the increase in transaction volumes and revenues. However, the Mexican business produces a lower revenue per transaction product and when combined with our other business’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisition.

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 24.6% and 19.5% of our consolidated revenue during the three months ended September 30, 2011 and 2010, respectively, and approximately 24.0% and 18.3% of our consolidated revenue during the nine months ended September 30, 2011 and 2010, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 20.3% and 21.9% of our consolidated revenue during the three months ended September 30, 2011 and 2010, respectively, and approximately 19.6% and 22.5% of our consolidated revenue during the nine months ended September 30, 2011 and 2010, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

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

•

Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, the Czech koruna, the Russian ruble, the Canadian dollar, the Euro and the Mexican Peso relative to the U.S. dollar. Approximately 69.1% and 66.8% of our revenue during the three months ended September 30, 2011 and 2010, respectively, and 67.7% and 66.8% of our revenue during the nine months ended September 30, 2011 and 2010, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

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

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The following table sets forth selected consolidated statement of income data for the three months ended September 30, 2011 and 2010 (in thousands).

	Three months ended September 30, 2011	% of total revenue	Three months ended September 30, 2010	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$92,995	69.3%	$74,784	67.0%	$18,211	24.4%
International	41,218	30.7%	36,871	33.0%	4,347	11.8%

Total revenues, net	134,213	100.0%	111,655	100.0%	22,558	20.2%
Consolidated operating expenses:
Merchant commissions	13,347	9.9%	13,711	12.3%	(364)	(2.7)%
Processing	20,878	15.6%	17,764	15.9%	3,114	17.5%
Selling	9,484	7.1%	8,638	7.7%	846	9.8%
General and administrative	19,729	14.7%	13,555	12.1%	6,174	45.5%
Depreciation and amortization	9,052	6.7%	8,925	8.0%	127	1.4%

Operating income	61,723	46.0%	49,062	43.9%	12,661	25.8%

Other income, net	(518)	(0.4)%	(696)	(0.6)%	178	(25.6)%
Interest expense, net	3,130	2.3%	5,557	5.0%	(2,427)	(43.7)%
Provision for income taxes	18,597	13.9%	10,803	9.7%	7,794	72.1%

Net income	$40,514	30.2%	$33,398	29.9%	$7,116	21.3%

Operating income for segments:
North America	$43,335	32.3%	$31,541	28.2%	$11,794	37.4%
International	18,388	13.7%	17,521	15.7%	867	4.9%

Operating income	$61,723	46.0%	$49,062	43.9%	$12,661	25.8%

Operating margin for segments

	Three months ended September 30, 2011	% of total revenue	Three months ended September 30, 2010	% of total revenue	Increase (decrease)	% Change
North America	46.6%		42.2%		4.4%
International	44.6%		47.5%		(2.9)%

Revenues

Our consolidated revenues increased from $111.7 million in the three months ended September 30, 2010 to $134.2 million in the three months ended September 30, 2011, an increase of $22.6 million, or 20.2%. During the three months ended September 30, 2011, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the three months ended September 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the three months ended September 30, 2010.

North American segment revenues

North American revenues increased from $74.8 million in the three months ended September 30, 2010 to $93.0 million in the three months ended September 30, 2011, an increase of $18.2 million, or 24.4%. During the three months ended September 30, 2011, our North American segment revenue was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010; and

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel.

International segment revenues

International segment revenues increased from $36.9 million in the three months ended September 30, 2010 to $41.2 million in the three months ended September 30, 2011, an increase of $4.3 million, or 11.8%. During the three months ended September 30, 2011, our International segment revenue was impacted by:

•	organic growth in certain of our payment programs;

•	the impact of the acquisition of our Mexican prepaid card business during the third quarter of 2011;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the three months ended September 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the three months ended September 30, 2010.

Consolidated operating expenses

Merchant commissions Merchant commissions decreased from $13.7 million in the three months ended September 30, 2010 to $13.3 million in the three months ended September 30, 2011, a decrease of $0.4 million, or 2.7%. This decrease was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel and the impact of higher fuel prices, which impacted merchant commissions, as well as lower volume in those revenue streams where merchant commission are paid.

Processing Processing expenses increased from $17.8 million in the three months ended September 30, 2010 to $20.9 million in the three months ended September 30, 2011, an increase of $3.1 million, or 17.5%. During the three months ended September 30, 2011, our processing expenses increased by $2.5 million due to volume increases and a card conversion project in certain of our payment programs, $0.6 million due to the unfavorable impact of foreign exchange rates and $0.8 million related to our Mexican prepaid card business acquired during the third quarter of 2011. These increases were partially offset by a decrease of $0.4 million in our bad debt expense due to a lower percentage of uncollectible accounts.

Selling Selling expenses increased from $8.6 million in the three months ended September 30, 2010 to $9.5 million in the three months ended September 30, 2011, an increase of $0.8 million, or 9.8%. The increase was due primarily to additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $13.6 million in the three months ended September 30, 2010 to $19.7 million in the three months ended September 30, 2011, an increase of $6.2 million, or 45.5%.

The increase was primarily due to additional non-cash stock compensation expense related to our stock incentive plans, public company costs during the period and one-time transaction related costs.

Depreciation and amortization Depreciation and amortization increased from $8.9 million in the three months ended September 30, 2010 to $9.1 million in the three months ended September 30, 2011, an increase of $0.1 million, or 1.4%. The increase was primarily attributable to acquisitions completed during the fourth quarter of 2010 and the third quarter of 2011, which resulted in an increase of $0.4 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets. These increases were partially offset by assets becoming fully depreciated during the period.

Operating income and operating margin

Consolidated operating income

Operating income increased from $49.1 million in the three months ended September 30, 2010 to $61.7 million in the three months ended September 30, 2011, an increase of $12.7 million, or 25.8%. Our operating margin was 43.9% and 46.0% for the three months ended September 30, 2010 and 2011, respectively. The increase in operating income from the three months ended September 30, 2010 to the three months ended September 30, 2011 was due primarily to organic growth in the business, the impact of higher fuel prices, higher fuel spread revenues and the positive impact of foreign exchange rates. These increases were partially offset by additional stock compensation expense related to our stock incentive plans, public company costs during the period, one-time transaction related costs, additional costs to support the growth in our business and the results of our Mexican business, which has a lower operating margin than our other businesses. For the purpose of segment operations, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North American segment operating income

North American operating income increased from $31.5 million in the three months ended September 30, 2010 to $43.3 million in the three months ended September 30, 2011, an increase of $11.8 million, or 37.4%. North American operating margin was 42.2% and 46.6% for the three months ended September 30, 2010 and 2011, respectively. Operating income from the three months ended September 30, 2010 to the three months ended September 30, 2011 increased primarily due to organic growth in the business, the impact of higher fuel prices and higher fuel spread revenues. This increase in operating income was partially offset by the increase in expenses due to additional stock compensation expense related to our stock incentive plans and public company costs during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, which had a negative impact on operating margin.

International segment operating income

International operating income increased from $17.5 million in the three months ended September 30, 2010 to $18.4 million in the three months ended September 30, 2011, an increase of $0.9 million, or 4.9%. International operating margin was 47.5% and 44.6% for the three months ended September 30, 2010 and 2011, respectively. The increase in operating income from the three months ended September 30, 2010 to the three months ended September 30, 2011 was due primarily to higher retail fuel prices, higher fuel spread revenues and the positive impact of foreign exchange rates. These increases were partially offset by additional stock compensation expense related to our stock incentive plans, additional amortization related to acquisitions completed during the fourth quarter of 2010 and the third quarter of 2011, one-time transaction related costs, additional costs to support the growth in our business and the results of our Mexican business, which has a lower operating margin than our other businesses.

Other income, net

Other income, net decreased from income of $0.7 million in the three months ended September 30, 2010 to income of $0.5 million in the three months ended September 30, 2011, a decrease of $0.2 million, or 25.6%. The decrease was due primarily to less foreign currency exchange gains recognized during the three months ended September 30, 2011.

Interest expense, net

Interest expense, net reflects the amount of interest paid on our 2005 Credit Facility, CCS Credit Facility and new Credit Facility, offset by interest income. Interest expense decreased from $5.6 million in the three months ended September 30, 2010 to $3.1 million in the three months ended September 30, 2011, a decrease of $2.4 million, or 43.7%. This decrease was primarily due to the expiration of an interest rate swap agreement, which matured in November 2010 that created interest expense of $1.8 million in the three months ended September 30, 2010. The remaining decrease is due to the decline in interest rates on our credit facilities, resulting from the pay down of our 2005 Credit Facility and CCS Facility and entry into our new Credit Facility on June 22, 2011. The average interest rate (including the unused credit facility fee) on our new Credit Facility was 2.43% in the three months ended September 30, 2011. The average interest rate (including the effect of interest rate derivatives) on the 2005 Credit Facility was 5.28% in the three months ended September 30, 2010. The average interest rate on the CCS Credit Facility was 2.65% in the three months ended September 30, 2010.

Provision for income taxes

The provision for income taxes increased from $10.8 million in the three months ended September 30, 2010 to $18.6 million in the three months ended September 30, 2011, an increase of $7.8 million, or 72.1%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate for the three months ended September 30, 2011 was 31.5% as compared to 24.4% for the three months ended September 30, 2010. The increase in our effective tax rate between the three months ended September 30, 2011 and 2010 was primarily due to the favorable impact in the third quarter of 2010 of reversing additional taxes provided during the first two quarters of 2010 of $2.1 million related to the expiration of the controlled foreign corporation (“CFC”) look-through rule. For periods in which the look-through rules were effective, it generally resulted in excluding from U.S. federal income tax certain dividends, interest, rents and royalties received or accrued by one CFC of a U.S. multinational enterprise from a related CFC. The expiration of the look-through rule was expected to become effective for our CFCs on January 1, 2010. However, due to a change in the tax year-ends of certain of our CFCs, the effective date of the expiration of the look-through rule was after September 30, 2010. The CFC look-through exclusion, which expired on December 31, 2009, was retroactively extended by Congress in December 2010 through December 31, 2011.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $33.4 million in the three months ended September 30, 2010 to $40.5 million in the three months ended September 30, 2011, an increase of $7.1 million, or 21.3%.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The following table sets forth selected consolidated statement of income data for the nine months September 30, 2011 and 2010 (in thousands).

	Nine months ended September 30, 2011	% of total revenue	Nine months ended September 30, 2010	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$257,444	67.9%	$219,447	67.0%	$37,997	17.3%
International	121,987	32.1%	107,847	33.0%	14,140	13.1%

Total revenues, net	379,431	100.0%	327,294	100.0%	52,137	15.9%
Consolidated operating expenses:
Merchant commissions	36,505	9.6%	39,549	12.1%	(3,044)	(7.7)%
Processing	58,585	15.4%	52,608	16.1%	5,977	11.4%
Selling	26,274	6.9%	23,155	7.1%	3,119	13.5%
General and administrative	59,718	15.7%	40,025	12.2%	19,693	49.2%
Depreciation and amortization	26,247	6.9%	25,238	7.7%	1,009	4.0%

Operating income	172,102	45.4%	146,719	44.8%	25,383	17.3%

Other income, net	(608)	(0.2)%	(767)	(0.2)%	159	20.7%
Interest expense, net	9,944	2.6%	16,352	5.0%	(6,408)	(39.2)%
Loss on early extinguishment of debt	2,669	0.7%	—	0.0%	2,669	100.0%
Provision for income taxes	50,534	13.3%	40,752	12.5%	9,782	24.0%

Net income	$109,563	28.9%	$90,382	27.6%	$19,181	21.2%

Operating income for segments:
North America	$115,325	30.4%	$95,643	29.2%	$19,682	20.6%
International	56,777	15.0%	51,076	15.6%	5,701	11.2%

Operating income	$172,102	45.4%	$146,719	44.8%	$25,383	17.3%

Operating margin for segments
North America	44.7%		43.6%		1.1%
International	46.7%		47.4%		(0.7)%

Revenues

Our consolidated revenues increased from $327.3 million in the nine months ended September 30, 2010 to $379.4 million in the nine months ended September 30, 2011, an increase of $52.1 million, or 15.9%. During the nine months ended September 30, 2011, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the nine months ended September 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the nine months ended September 30, 2010.

North American segment revenues

North American revenues increased from $219.4 million in the nine months ended September 30, 2010 to $257.4 million in the nine months ended September 30, 2011, an increase of $38.0 million, or 17.3%. During the nine months ended September 30, 2011, our North American segment revenue was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2010; and

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel.

International segment revenues

International segment revenues increased from $107.8 million in the nine months ended September 30, 2010 to $122.0 million in the nine months ended September 30, 2011, an increase of $14.1 million, or 13.1%. During the nine months ended September 30, 2011, our International segment revenue was impacted by:

•	organic growth in certain of our payment programs;

•	the impact of the acquisition of our Mexican prepaid card business during the third quarter of 2011;

•	higher average retail fuel prices as compared to the same period in 2010;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the weakening of the U.S. dollar during the nine months ended September 30, 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates as compared to the nine months ended September 30, 2010.

Consolidated operating expenses

Merchant commissions Merchant commissions decreased from $39.5 million in the nine months ended September 30, 2010 to $36.5 million in the nine months ended September 30, 2011, a decrease of $3.0 million, or 7.7%. This decrease was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel and the impact of higher fuel prices.

Processing Processing expenses increased from $52.6 million in the nine months ended September 30, 2010 to $58.6 million in the nine months ended September 30, 2011, an increase of $6.0 million, or 11.4%. During the nine months ended September 30, 2011, our processing expenses increased by $5.9 million due to volume increases and a card conversion project in certain of our payment programs, $1.5 million due to the unfavorable impact of foreign exchange rates and $0.8 million related to our Mexican prepaid card business during the third quarter of 2011. These increases were partially offset by a decrease of $2.4 million in our bad debt expense due to a lower percentage of uncollectible accounts.

Selling Selling expenses increased from $23.2 million in the nine months ended September 30, 2010 to $26.3 million in the nine months ended September 30, 2011, an increase of $3.1 million, or 13.5%. The increase was due primarily to additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $40.0 million in the nine months ended September 30, 2010 to $59.7 million in the nine months ended September 30, 2011, an increase of $19.7 million, or 49.2%. The increase was primarily due to additional non-cash stock compensation expense related to our stock incentive plans, public company costs during the period and one-time transaction related costs.

Depreciation and amortization Depreciation and amortization increased from $25.2 million in the nine months ended September 30, 2010 to $26.2 million in the nine months ended September 30, 2011, an increase of $1.0 million, or 4.0%. The increase was primarily attributable to acquisitions completed during 2010 and the third quarter of 2011, which resulted in an increase of $1.3 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets. These increases were partially offset by assets becoming fully depreciated during the period.

Operating income and operating margin

Consolidated operating income

Operating income increased from $146.7 million in the nine months ended September 30, 2010 to $172.1 million in the nine months ended September 30, 2011, an increase of $25.4 million, or 17.3%. Our operating margin was 44.8% and 45.4% for the nine months ended September 30, 2010 and 2011, respectively. The increase in operating income from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was due primarily to organic growth in the business, the impact of higher fuel prices, higher fuel spread revenues and the positive impact of foreign exchange rates. These increases were partially offset by additional stock compensation expense related to our stock incentive plans, public company costs, one-time transaction related costs, additional costs to support the growth in our business and the results of our Mexican business, which has a lower operating margin than our other businesses.

For the purpose of segment operations, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North American segment operating income

North American operating income increased from $95.6 million in the nine months ended September 30, 2010 to $115.3 million in the nine months ended September 30, 2011, an increase of $19.7 million, or 20.6%. North American operating margin was 43.6% and 44.8% for the nine months ended September 30, 2010 and 2011, respectively. The increase in operating income from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was due primarily to organic growth in the business and the impact of higher fuel prices and higher fuel spread revenues. These increases were partially offset by additional stock compensation expense related to our stock incentive plans and public company costs during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, which had a negative impact on operating margin.

International segment operating income

International operating income increased from $51.1 million in the nine months ended September 30, 2010 to $56.8 million in the nine months ended September 30, 2011, an increase of $5.7 million, or 11.2%. International operating margin was 47.4% and 46.5% for the nine months ended September 30, 2010 and 2011, respectively. The increase in operating income from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was due primarily to organic growth in the business, the impact of higher fuel prices, higher fuel spread revenues and the positive impact of foreign exchange rates. These increases were offset by additional stock compensation expense related to our stock incentive plans, additional amortization related to acquisitions completed during 2010 and the third quarter of 2011, one-time transaction related costs, additional costs to support the growth in our business and the results of our Mexican business, which has a lower operating margin than our other businesses.

Other income, net

Other income, net decreased from income of $0.8 million in the nine months ended September 30, 2010 to income of $0.6 million in the nine months ended September 30, 2011, a decrease of $0.2 million or 20.7%. The decrease was due primarily to less foreign currency exchange gains recognized during the nine months ended September 30, 2011.

Interest expense, net

Interest expense, net reflects the amount of interest paid on our 2005 Credit Facility, CCS Credit Facility and new Credit Facility, offset by interest income. Interest expense decreased from $16.4 million in the nine months ended September 30, 2010 to $9.9 million in the nine months ended September 30, 2011, a decrease of $6.4 million, or 39.2%. This decrease was primarily due to the expiration of an interest rate swap agreement, which matured in November 2010, that created interest expense of $5.4 million in the nine months ended September 30, 2010. The remaining decrease is due to the decline in interest rates on our credit facilities, resulting from the pay down of our 2005 Credit Facility and CCS Facility and entry into our new Credit Facility on June 22, 2011. The average interest rate (including the unused credit facility fee) on our new Credit Facility was 2.60% in the nine months ended September 30, 2011. The average interest rate (including the effect of interest rate derivatives) on the 2005 Credit Facility was 5.17% in the nine months ended September 30, 2010. The average interest rate on the CCS Credit Facility was 2.80% in the nine months ended September 30, 2010.

Loss on early extinguishment of debt

Loss on early extinguishment of debt increased from zero in the nine months ended September 30, 2010 to $2.7 million in the nine months ended September 30, 2011. This increase is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $40.8 million in the nine months ended September 30, 2010 to $50.5 million in the nine months ended September 30, 2011, an increase of $9.8 million, or 24.0%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate for the nine months ended September 30, 2011 was 31.6 % as compared to 31.1% for the nine months ended September 30, 2010. The increase in our effective tax rate between September 30, 2011 and 2010 was primarily due to a change in the mix of earnings between U.S. and foreign jurisdictions. We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $90.4 million in the nine months ended September 30, 2010 to $109.6 million in the nine months ended September 30, 2011, an increase of $19.2 million, or 21.2%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At September 30, 2011, our unrestricted cash and cash equivalent balance totaled $137.3 million. Our restricted cash balance at September 30, 2011 totaled $57.4 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits. At September 30, 2011, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $129.6 million.

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

We utilize an accounts receivable securitization facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset securitization facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our securitization facility and 2005 Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2011, we had the ability to generate approximately $186.4 million of additional liquidity under our securitization facility and had $600.0 million available under the new Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
(in millions)	2011	2010
Net cash provided by operating activities	$70.5	$106.9
Net cash used in investing activities	(30.3)	(13.3)
Net cash used in financing activities	(24.0)	(69.2)

Operating activities Net cash provided by operating activities for the nine months ended September 30, 2011 was $70.5 million compared to $106.9 million for the nine months ended September 30, 2010. The decrease is attributable primarily to an increase in working capital, driven primarily by the increase in accounts receivable of approximately $80.2 million partially offset by a decrease in prepaid expenses and other current assets of $25.7 million and an increase in accounts payable, accrued expenses and customer deposits of $13.7 million.

Investing activities Net cash used in investing activities for nine months ended September 30, 2011 was $30.3 million compared to $13.3 million for the nine months ended September 30, 2010. This increase in cash used in investing activities is attributable to the increase in cash used for acquisitions, partially offset by cash acquired in acquisitions during the nine months ended September 30, 2011 compared to the same period in 2010.

Financing activities Net cash used in financing activities for the nine months ended September 30, 2011 was $24.0 million compared to $69.2 million for the nine months ended September 30, 2010. The decrease in cash used in financing activities is attributable primarily to additional borrowings on the securitization facility of $6.0 million in the nine months ended September 30, 2011 compared to payments on the securitization facility of $51.0 million in the nine months ended September 30, 2010, resulting in additional cash provided by financing activities of $57.0 million. In addition, on June 22, 2011, the Company entered into a new five-year, $900 million Credit Facility with a syndicate of banks, which provided additional cash from financing activities during the nine months ended September 30, 2011 of $300.0 million over the same period in 2010. Proceeds from this new Credit Facility were used to retire the Company’s indebtedness under our 2005 Credit Facility and CCS Credit Facility. During the nine months ended September 30, 2011 we made aggregate principal payments on the 2005 Credit Facility and CCS Credit Facility of $330.0 million and seller financing payments of $1.5 million, compared to aggregate principal payments of $17.6 million in the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we made principal payments of $3.8 million on the term loan under our new Credit Facility.

Capital spending summary

Our capital expenditures were $8.4 million for the nine months ended September 30, 2011 compared to $7.1 million for nine months ended September 30, 2010. We anticipate our capital expenditures to increase to approximately $11.0 million for 2011 as compared to $11.2 million in 2010, as we continue to enhance our existing processing systems.

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

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at the option of the Company, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At September 30, 2011, the interest rate on the term loan was 1.74% and the unused credit facility fee was 0.25%. At September 30, 2011 the interest rate on the revolving credit facility was zero, as there were no borrowings on the revolving credit facility at September 30, 2011.

The stated maturity date for our term loan and revolving loans and letters of credit under the Credit Agreement is June 22, 2016. The term loan is payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on June 22, 2016. During the nine months ended September 30, 2011, we made principal payments of $3.8 million on the term loan. As of September 30, 2011, we were in compliance with each of the covenants under the new Credit Facility agreement.

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

The stated maturity date for our term loans was April 30, 2013 and the stated maturity date for our revolving loans and letters of credit was April 30, 2012. The term loans were payable in quarterly installments of 0.25% of the initial aggregate principal amount of the loans and were due on the last business day of each March, June, September, and December with the final principal payment due in April 2013. Principal payments of $270.4 million were made on the term loan during the nine months ended September 30, 2011.

On June 22, 2011, we retired our indebtedness under the 2005 Credit Facility with the proceeds from our new Credit Facility. The 2005 Credit Facility contained certain negative covenants and financial covenants. As of the date of retirement of this indebtedness, we were in compliance with each of the covenants under the 2005 Credit Facility.

CCS Credit Facility

Certain of our subsidiaries were party to a credit agreement, dated as of December 7, 2006, which was amended as of March 28, 2008, with a syndicate of banks. The CCS Credit Facility agreement provided for term loans in the total amount of CZK 1.675 billion ($92.6 million), which consisted of a “Facility A” amortized term loan in the amount of CZK 990 million ($54.7 million) and a “Facility B” bullet term loan in the amount of CZK 685.0 million ($37.9 million).

Interest on the term loans accrued, calculated according to the term selected by CCS, based on a base rate, PRIBOR (Prague Interbank Offered Rate), plus a margin and a mandatory cost. The margin was determined based on CCS’s leverage ratio and ranged from 0.95% to 1.75% for the “Facility A” term loan and from 2.00% to 2.90% for the “Facility B” term loan.

The stated maturity date for CCS’s term loans was December 21, 2013 with respect to “Facility A” and December 21, 2014 with respect to “Facility B”. The “Facility A” term loan was payable in semiannual payments in June and December of each year ending in December 2013 and the “Facility B” term loan was payable in one lump sum on December 21, 2014. Principal payments of $59.7 million were made on these facilities during the nine months ended September 30, 2011. CCS had the right to prepay the loans without premium or penalty on the last day of an interest period.

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

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended six times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the securitization facility is $500.0 million. The facility was amended on February 24, 2011 and the facility termination date is now February 23, 2012. On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements. The facility was amended for a sixth time on September 30, 2011 to permit the Company to sell receivables to the purchasers and repay purchasers on a non-ratable basis in order to take advantage of the lower cost of capital of certain purchasers.

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

Contractual Obligations

The operating lease commitments, seller financing note commitments and Securitization Facility commitments disclosed in our Annual Report on Form 10-K as of December 31, 2010 have not changed significantly. As discussed above, on June 22, 2011, we retired our 2005 Credit Facility and CCS Credit Facility and entered into our new Credit Facility. The table below summarizes the estimated dollar amounts of payments due under our new Credit Facility as of September 30, 2011 that remain for the current fiscal year and subsequent fiscal periods.

		Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$296.3	$3.8	$37.5	$75.0	$180.0

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended September 30, 2011, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2010. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Revenues, net, excluding the impact of a non-renewed partner contract

We have defined the non-GAAP measure revenues, net, excluding the impact of a non-renewed contract, as revenues, net as reflected in our income statement and segment footnote less the revenues, net provided by the non-renewed partner in the three and nine months ended September 30, 2010, as applicable.

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

Set forth below is a reconciliation of revenues, net, excluding the impact of a non-renewed contract to the most directly comparable GAAP measure, Revenues, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
North America
Revenues, net	$92,995	$74,784	$257,444	$219,447
Excluding non-renewed contract revenues	—	—	—	—

Revenues, net, excluding the impact of a non-renewed contract	$92,995	$74,784	$257,444	$219,447

International
Revenues, net	$41,218	$36,871	$121,987	$107,847
Excluding non-renewed contract revenues	—	(248)	—	(829)

Revenues, net, excluding the impact of a non-renewed contract	$41,218	$36,623	$121,987	$107,018

Consolidated
Revenues, net	$134,213	$111,655	$379,431	$327,294
Excluding non-renewed contract revenues	—	(248)	—	(829)

Revenues, net, excluding the impact of a non-renewed contract	$134,213	$111,407	$379,431	$326,465

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not involved in any legal proceedings or governmental inquiries or investigations that we consider to be material and were not involved in any material legal proceedings that were terminated during the third quarter of 2011. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading issued a statement of objections, to which we responded on September 12, 2011 and presented oral representations on October 17, 2011. Although we do not currently anticipate an adverse result or material adverse impact from the investigation, if determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Sixth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated September 30, 2011, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 6, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 14, 2011.

FleetCor Technologies, Inc.

(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald F. Clarke	(Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer
Eric R. Dey	(Principal Financial Officer and Principal Accounting Officer)