Form 10-K
period 2011-12-31
FLEETCOR TECHNOLOGIES INC
filed 2012-02-29
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 001-35004

FLEETCOR TECHNOLOGIES, INC.

DELAWARE	72-1074903
(STATE OF INCORPORATION)	(I.R.S. ID)

5445 Triangle Parkway, Suite 400, Norcross, Georgia 30092-2575

(770) 449-0479

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $908,814,063 as of June 30, 2011, based on the closing sale price as reported on the New York Stock Exchange.

As of February 10, 2012, there were 82,232,940 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2012 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2011

Note About Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about FleetCor’s beliefs, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should,” the negative of these terms or other comparable terminology.

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this report in Item 1A, “Risk factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I

ITEM 1. BUSINESS

General

FleetCor is a leading independent global provider of specialized payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America and Europe. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. In 2011, we processed more than 215 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

Our products and services

We sell a range of customized fleet and lodging payment programs directly and indirectly through partners, such as major oil companies and petroleum marketers. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging and related products and services at participating locations. We support these cards with specialized issuing, processing and information services that enable us to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data including customizable card-level controls and productivity analysis tools. Depending on our customer’s and partner’s needs, we provide these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services. In addition, we offer a telematics solution in Europe that combines global positioning, satellite tracking and other wireless technology to allow fleet operators to monitor the capacity utilization and movement of their vehicles and drivers. Furthermore, we offer prepaid fuel and food vouchers and cards in Mexico that may be used as a form of payment in restaurants, grocery stores and gas stations. Approximately 10.4% of our revenue during the year ended December 31, 2011 came from our lodging and telematics products.

Networks

In order to deliver our payment programs and services, we own and operate eight proprietary closed-loop networks in North America and internationally. In other cases we utilize the networks of our major oil and petroleum marketer partners. Our networks have well-established brands in local markets and proprietary technology that enable us to capture, transact, analyze and report value-added information pertinent to managing and controlling employee spending. Examples of our networks include:

North American proprietary closed-loop networks

•

Fuelman network—our primary proprietary fleet card network in the United States. We have negotiated card acceptance and settlement terms with over 12,000 individual merchants, providing the Fuelman network with more than 42,000 fueling sites and nearly 27,000 maintenance sites across the country.

•	Corporate Lodging Consultants network (CLC)—our proprietary lodging network in the United States and Canada. The CLC Lodging network covers more than 17,700 hotels across the United States and Canada.

•

Commercial Fueling Network (CFN)—our “members only” unattended fueling location network in the United States and Canada. The CFN network is composed of approximately 2,775 fueling sites, each of which is owned by a CFN member, and the majority of which are unattended cardlock facilities. The CFN membership base is comprised of approximately 270 independent petroleum marketers. Our members join CFN to provide network access to their fleet customers and benefit from fleet card volume generated by our other members’ fleet customers fueling at their locations.

International proprietary closed-loop networks

•

Keyfuels network—our primary proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 575 individual merchants, providing the Keyfuels network with over 1,950 fueling sites.

•

CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including Agip, Benzina, OMV and Shell, and with approximately 1,670 other merchants, providing the CCS network with over 2,580 fueling sites and 1,180 other sites accepting our cards.

•

Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus, Lithuania, Estonia and Latvia. We have negotiated card acceptance and settlement terms with about 500 individual merchants, providing the PPR network with approximately 8,100 fueling sites across the region.

•

Mexican network—our newly acquired proprietary fuel and food card and voucher networks in Mexico. We have negotiated acceptance and settlement terms with approximately 18,230 individual merchants, providing the Mexican network with over 61,890 fueling sites and 5,595 food sites.

•

Allstar network—our newly acquired proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 3,200 individual merchants, providing this network with over 7,500 fueling sites.

Third-Party networks

In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•	MasterCard network—In the United States, we issue corporate cards that utilize the MasterCard payment network, which includes 176,000 fuel sites and 398,000 maintenance locations across the country. Our co-branded MasterCard corporate cards have additional purchasing capabilities and can be accepted at over 32.9 million locations worldwide. We market these cards to customers who require card acceptance beyond our proprietary merchant locations. The MasterCard network delivers the ability to capture value-added transaction data at the point-of-sale and allows us to provide customers with fleet controls and reporting comparable to those of our proprietary fleet card networks.

•

Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and petroleum marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•

UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 46,000 fleet card-accepting locations across 38 countries throughout Europe, including more than 31,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•

DKV network—DKV operates a network of over 45,000 fleet card-accepting locations across 36 countries throughout Europe, including more than 30,500 fueling sites. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet networks—In Mexico, we issue fuel cards and food cards that utilize the Carnet payment network, which includes approximately 8,700 fueling sites and 78,890 food locations across the country.

Customers and distribution channels

We provide our products and services primarily to fleet customers and our major oil company and petroleum marketer partners. Our commercial fleet customers are businesses that operate fleets comprised of one or more vehicles, including small fleets (1-10 vehicles), medium fleets (11-150 vehicles), large fleets (over 150 vehicles), and government fleets (which are owned and operated by governments). We also provide services through strategic relationships with our partners, ranging in size from major oil companies, such as British Petroleum (BP) (including its subsidiary, Arco), Chevron, Shell and Citgo, to small petroleum marketers with a single fueling location. While we refer to companies with whom we have strategic relationships as “partners,” our legal relationships with these companies are contractual, and do not constitute legal partnerships.

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

We primarily provide issuing, processing and information services to our major oil company partners, as these partners utilize their proprietary networks of branded locations to support their card programs. In addition, we provide network services to those major oil company partners who choose to offer a co-branded MasterCard as part of their card program. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from less than one year up to seven years. Our top three strategic relationships with major oil companies represented in the aggregate approximately 21%, 22% and 18% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively. No single partner represented more than 10% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009 except for Chevron, which represented approximately 11% of our consolidated revenue for each of the years ended December 31, 2011 and 2010.

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

Sales and marketing

We market our products and services to fleet operators in North America and internationally through multiple channels including field sales, telesales, direct marketing, point-of-sale marketing and the internet. We also leverage the sales and marketing capabilities of our strategic relationships with over 800 oil companies, petroleum marketers, card marketers and leasing companies. As of December 31, 2011, we employed approximately 370 sales and marketing employees worldwide that are focused on acquiring new customers for all of our direct business card programs, as well as select card programs for oil companies and petroleum marketers. We also utilize tradeshows, advertising and other awareness campaigns to market our products and services.

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

Our primary means of acquiring new customers include:

•

Field sales—Our direct sales team includes approximately 140 field sales representatives, as of December 31, 2011, who conduct face-to-face sales presentations and product demonstrations with prospects, assist with post-sale program implementation and training and provide in-person account management. Our field sales force generally targets fleets with 15 or more vehicles or cards. Field sales representatives also attend and manage our marketing at tradeshows.

•

Telesales—We had approximately 160 telesales representatives handling inbound and outbound sales calls as of December 31, 2011. Our inbound call volume is primarily generated as a result of referrals, direct marketing, point-of-sale marketing and the internet. Our outbound phone calls typically target fleets that have expressed an initial interest in our services or have been identified through database analysis as prospective customers. Our telesales teams generally target fleets with 15 or fewer vehicles or cards. We also leverage our telesales channel to cross-sell additional products to existing customers.

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

•

Internet marketing— We manage numerous marketing websites around the world and purchase both banner and pay-per-click advertisements. Our marketing websites tend to fall into two categories: product-specific websites and marketing portals. Our Web advertisements focus on key words and sites frequently used by our target customers.

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

•

Strategic relationships—We have developed and currently manage relationships with over 800 oil companies, independent petroleum marketers, card marketers and leasing companies. Our major oil company and petroleum marketer relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. Our card programs for major oil companies and petroleum marketers carry their proprietary branding and may or may not be accepted in one of our merchant networks. We benefit from the marketing efforts of major oil companies and petroleum marketers with whom we have strategic relationships to attract customers to their fueling locations. We manage the fleet card sales and marketing efforts for several major oil companies across the full spectrum of channels, including field sales, telesales, direct marketing, point-of-sale marketing and internet marketing. In these cases, we establish dedicated sales and marketing teams to focus exclusively on marketing the products of major oil companies and petroleum marketers. Our major oil company relationships include some of the world’s largest oil companies such as BP, Chevron, Shell and Citgo. Through our leasing company relationships, we offer our payment processing and information management services to their fleet customers as part of the leasing company’s broader package of fleet services. Our leasing company relationships all reside outside of North America, and we view these relationships as an important strategic growth area.

Account management

•

Customer service, account activation, account retention. We provide account management and customer services with approximately 590 service professionals as of December 31, 2011. Based in dedicated call centers across our key markets, these professionals handle transaction authorizations, billing questions and account changes. Customers also have the opportunity to self-service their accounts through interactive voice response and online tools. We monitor the quality of the service we provide to our customers by adhering to industry standard service levels with respect to abandon rates and answer times and through regular agent call monitoring. We also conduct regular customer surveys to ensure customers are satisfied with our products and services. In addition to our base customer service support, we provide the following specialized services:

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

•

Collections. As accounts become delinquent, we may suspend future transactions based on our risk assessment of the account. Our collections strategy includes a combination of internal and outsourced resources which use both manual and dialer-based calling strategies. We use a segmented collection strategy which prioritizes higher risk and higher balance accounts. For severely delinquent, high balance accounts we may pursue legal remedies.

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

We compete with independent fleet card providers, providers of card outsourcing services and major financial services companies as well as major oil companies and petroleum marketers that issue their own fleet cards. We also compete with providers of alternative payment mechanisms, such as financial institutions that issue corporate and consumer credit cards, and merchants offering house accounts as well as other forms of credit. Our primary independent fleet card competitors are Wright Express Corporation, Comdata Corporation and U.S. Bank Voyager Fleet Systems Inc. in North America and Wright Express Corporation, Edenred and Sodexo, Inc. internationally.

Technology

Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2011, we spent more than $27 million in capital and operating expenses to operate, protect and enhance our technology and we expect to spend approximately $35 million in 2012 due in part to the integration of our Mexican prepaid card business and our UK fuel card business (Allstar) acquisitions during the second half of 2011.

Our technology function comprises approximately 130 employees, as of December 31, 2011, based in the United States and Europe with expertise in the management of applications, transaction networks and infrastructure. We operate application development centers in the United States, United Kingdom, Netherlands, Russia and Czech Republic. Our distributed application architecture allows us to maintain, administer and upgrade our systems in a cost-effective and flexible manner. We integrate our systems with third-party vendor applications for certain products, sales and customer relationship management and back-office support. Our technology organization has undertaken and successfully executed large scale projects to develop or consolidate new systems, convert oil company and petroleum marketer systems and integrate acquisitions while continuing to operate and enhance existing systems.

Our technology infrastructure is supported by best-in-class, highly-secure data centers, with redundant locations. We operate three primary data centers, located in Atlanta, Georgia, Prague, Czech Republic and Las Vegas, Nevada. We use only proven, client-server technology and have no foreseeable capacity limitations. Our systems meet the highest standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use sophisticated security protocols for communication among applications, and our employees access critical components on a need-only basis. As of December 31, 2011, we have not experienced any breaches in network, application or data security.

We maintain up-to-date disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2011, we experienced 99.99% up-time for authorizations.

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

Intellectual property

Our intellectual property is an essential element of our business. We use trademark, copyright, trade secret and other intellectual property laws and confidentiality agreements to protect our intellectual property. We own trademark registrations supporting a number of our brands, such as FleetCor®, Fuelman®, FleetNet®, FleetCards USA®, CFN®, and Mannatec® in the United States. We also own trademark registrations in various European jurisdictions for a number of our brands, such as Keyfuels®, The Fuelcard Company®, CCS®, iMonitor®, Transit Card®, and Allstar®. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have stringent internal policies regarding the protection, disclosure and use of our confidential information.

Regulatory

A substantial number of laws and regulations, both in the United States and in other jurisdictions, apply to businesses offering payment cards to customers or processing or servicing for payment cards and related accounts. In the United States, these laws apply primarily to consumer cards, which are cards used to make purchases for personal, family or household purposes. Because our payment cards are limited to purchases for business purposes only, they are typically classified as commercial cards and are generally not subject to many of the laws and regulations applicable to consumer cards. As a result, our business is less regulated than one that provides products or services to consumers; yet, we are still subject to significant domestic and foreign regulation.

The following, while not exhaustive, is a description of several federal and state laws and regulations in the United States that are applicable to our business. The laws and regulations of other jurisdictions also affect us, and they may be more or less restrictive than those in the United States and may also impact different parts of our operations. In addition, the legal and regulatory framework governing our business is subject to ongoing revision, and changes in that framework could have a significant effect on us.

Federal Trade Commission Act

The Federal Trade Commission Act empowers the Federal Trade Commission, or FTC, to regulate unfair methods of competition and unfair or deceptive acts or practices affecting commerce. While this power is generally exercised to protect consumers, the FTC has sometimes taken action on behalf of small businesses. A number of state laws and regulations also prohibit unfair and deceptive business practices.

Truth in Lending Act

The Truth in Lending Act, or TILA, was enacted to increase consumer awareness of the cost of credit and is implemented by Regulation Z. Most provisions of TILA and Regulation Z apply only to the extension of consumer credit, but a limited number apply to commercial cards as well. One example where TILA and Regulation Z are generally applicable is a limitation on liability for unauthorized use, although a business that acquires 10 or more credit cards for its personnel can agree to more expansive liability. Our cardholder agreements generally provide for these business customers to waive, to the fullest extent possible, all limitations on liability for unauthorized card use.

Credit Card Accountability, Responsibility, and Disclosure Act of 2009

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 amended provisions of TILA that affect consumer credit and also directed the Federal Reserve Board to study the use of credit cards by small businesses and to make legislative recommendations. The report concluded that it is not clear whether the potential benefits outweigh the increased cost and reduced credit availability if the disclosure and substantive restrictions applicable to consumer cards were to be applied to small business cards. Legislation has been introduced to increase the protections afforded to small businesses that use payment cards. If legislation of this kind were enacted, our products and services for small businesses could be impacted.

Equal Credit Opportunity Act

The Equal Credit Opportunity Act, or ECOA, together with Regulation B prohibit creditors from discriminating on certain prohibited bases, such as an applicant’s sex, race, nationality, age and marital status, and further requires that creditors disclose the reasons for taking any adverse action against an applicant or a customer seeking credit.

The Fair Credit Reporting Act

The Fair Credit Reporting Act, or FCRA, regulates consumer reporting agencies and the disclosure and use of consumer reports. We may obtain consumer reports with respect to an individual who guarantees or otherwise is obligated on a commercial card.

FACT Act

The Fair and Accurate Credit Transactions Act of 2003 amended FCRA and requires creditors to adopt identity theft prevention programs to detect, prevent and mitigate identity theft in connection with covered accounts, which can include business accounts for which there is a reasonably foreseeable risk of identity theft.

Bank Secrecy Act

The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the Bank Secrecy Act and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish anti-money laundering programs, to report suspicious activity, and to maintain a number of related records. We maintain anti-money laundering controls designed to prevent our network from being used for money laundering or terrorist financing.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services, and financial markets. Among its most notable provisions is the creation of the Bureau of Consumer Financial Protection, which is charged with regulating consumer financial products or services and which is assuming much of the rulemaking authority under TILA, ECOA, FCRA, and other federal laws affecting the extension of credit. The implementation of the Dodd-Frank Act is still in its early stages, and as a result, its overall impact remains far from clear. Its provisions, however, are sufficiently far reaching that, even though our industry was not targeted, it is possible that we could be directly or indirectly impacted. For example, a provision of the law requires credit card issuers to collect and report information regarding applications made by women and minority owned businesses and small businesses. We are preparing for this requirement, but proposed regulations have not been published.

Payment card industry rules

Partner banks issuing payment cards bearing the MasterCard brand, and FleetCor to the extent that we provide certain services in connection with those cards and fleet customers acting as merchants accepting those cards, must comply with the bylaws, regulations and requirements that are promulgated by MasterCard and other applicable payment-card organizations, including the Payment Card Industry Data Security Standard developed by MasterCard and VISA, the MasterCard Site Data Protection Program and other applicable data-security program requirements.

State usury laws

Extensions of credit under many of our card products may be treated as commercial loans. In some states, usury laws limit the interest rates that can be charged not only on consumer loans but on commercial loans as well. To the extent that these usury laws apply, we are limited in the amount of interest that we can charge and collect from our customers. Because we have substantial operations in multiple jurisdictions, we utilize choice of law provisions in our cardholder agreements as to the laws of which jurisdiction to apply. In addition, the interest rates on certain of our card products are set based upon the usury limit of the cardholder’s state. With respect to card products where we work with a partner or issuing bank, the partner bank may utilize the law of the jurisdiction applicable to the bank and “exports” the usury limit of that state in connection with cards issued to residents of other states or we may use our choice of law provisions.

Other laws and regulations

We are subject to a variety of laws and regulations governing privacy, data security, and breach notification. We are also subject to debt-collection laws and to bankruptcy and other debtor-relief laws that can affect our ability to collect amounts owed to us.

Employees and labor relations

As of December 31, 2011, we employed approximately 2,130 employees, approximately 700 of whom were located in the United States. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good and have never experienced a work stoppage.

Additional Information

Our website address is www.fleetcor.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports required to be filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, at our website under the headings “Investor Relations—SEC Filing.”

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2011. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	56	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	52	Chief Financial Officer
Todd W. House	40	President—U.S. Direct Business and Chief Operating Officer
Robert P. Brandes	51	Executive Vice President—Global Business Products
John S. Coughlin	44	Executive Vice President—Corporate Development
Jeffrey D. Lamb	54	Executive Vice President—Global Strategy and U.S. Sales and Marketing
William J. Schmit	55	President—North American Partner Business
Timothy J. Downs	54	President—Corporate Lodging Consultants
Charles Freund	39	President—Developing Markets
Andrew R. Blazye	53	Chief Executive Officer—FleetCor Europe

Ronald F. Clarke has been our Chief Executive Officer since August 2000 and was appointed Chairman of our board of directors in March 2003. From 1999 to 2000, Mr. Clarke served as President and Chief Operating Officer of AHL Services, Inc., a staffing firm. From 1990 to 1998, Mr. Clarke served as chief marketing officer and later as a division president with Automatic Data Processing, Inc., a computer services company. From 1987 to 1990, Mr. Clarke was a principal with Booz Allen Hamilton, a global management consulting firm. Earlier in his career, Mr. Clarke was a marketing manager for General Electric Company, a diversified technology, media, and financial services corporation.

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

Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2011, approximately 20% of our consolidated revenue was directly influenced by the absolute price of fuel. In this annual report, for the periods between January 1, 2005 and December 31, 2009, we refer to our consolidated revenue as adjusted for the impact of the new accounting guidance related to our securitization facility as our “consolidated revenue on a managed basis”. For the periods prior to January 1, 2005, we did not maintain a securitization facility. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.

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

Approximately 19% of our consolidated revenue in 2011 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.

If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.

We are subject to the credit risk of our customers, many of which are small to mid-sized businesses. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are fraudulently completed. Changes in our industry and movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment, we experience increased customer defaults and preference claims by bankrupt customers. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition.

We derive a portion of our revenue from program fees and charges paid by the users of our cards. Any decrease in our receipt of such fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.

Our card programs include a variety of fees and charges associated with transactions, cards, reports, late payments and optional services. We derived approximately 55% of our consolidated revenues from these fees and charges during the year ended December 31, 2011. If the users of our cards decrease their transaction activity, the extent to which they pay invoices late or their use of optional services, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.

We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.

The market for our products and services is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in North America are small, regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards and major financial services companies that provide card services to major oil companies and petroleum marketers. Competitors in the hotel card business include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies, among others. We also compete for customers with providers of alternative payment mechanisms, such as financial institutions that issue corporate and consumer credit cards and merchants offering house cash accounts or other forms of credit. Our primary competitors in Europe are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers.

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

Future mergers or consolidations among competitors, or acquisitions of our competitors by large companies may present competitive challenges to our business. Resulting combined entities could be at a competitive advantage if their fuel-card products and services are effectively integrated and bundled into sales packages with their widely utilized non-fuel-card-related products and services. Further, competitors may reduce the fees for their services, which could increase pricing pressure within our markets.

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

We intend to seek to expand our strategic relationships with major oil companies. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” During 2011, our top three strategic relationships with major oil companies accounted for approximately 21% of our consolidated revenue. In the year ended December 31, 2011, one partner, Chevron, accounted for approximately 11% of our consolidated revenue and one other partner represented greater than 5% of our consolidated revenue during 2011. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from less than one year up to ten years.

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

Our operating results are materially affected by conditions in the economy generally, both in the United States and internationally. We generate revenue based in part on the volume of fuel purchase transactions we process. Our transaction volume is correlated with general economic conditions, particularly in the United States and Europe, and the amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other vehicle products and services by businesses. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers, which are largely comprised of commercial fleets, to demand less fuel, or lead our partners to reduce their use of our products and services. These declines could result from, among other things, reduced fleet traffic, corporate purchasing, travel and other commercial activities from which we derive revenue.

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

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and Europe. As a result, sustained deterioration in general economic conditions in the United States or Europe, or increases in interest rates in key countries in which we operate, could adversely affect our business and operating results.

We have expanded into new lines of business in the past and may do so in the future. If we are unable to successfully integrate these new businesses, our results of operations and financial condition may be adversely affected.

We have expanded our business to encompass new lines of business in the past. For example, within the past several years we have entered into the fuel and food card and voucher business in Mexico, the lodging card business in the United States and offer a limited telematics service to European customers. We may continue to enter new lines of business and offer new products and services in the future. There is no guarantee that we will be successful in integrating these new lines of business into our operations. If we are unable to do so, our operating results and financial condition may be adversely affected.

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

Our debt obligations, or our incurrence of additional debt obligations, could limit our flexibility in managing our business and could materially and adversely affect our financial performance.

As of December 31, 2011, we had approximately $419 million of indebtedness outstanding. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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

In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we will face would increase.

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

As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2011, approximately 33.0% of our revenue was denominated in currencies other than the U.S. dollar (primarily Czech koruna, Russian ruble, British pound and Mexican peso). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.

Furthermore, we are subject to exchange control regulations that restrict or prohibit the conversion of more than a specified amount of our foreign currencies into U.S. dollars, and, as we expand, we may become subject to further exchange control regulations that limit our ability to freely utilize and transfer currency in and out of particular jurisdictions. These restrictions may make it more difficult to effectively utilize the cash generated by our operations and may adversely affect our financial condition.

We conduct a significant portion of our business in foreign countries and we expect to expand our operations into additional foreign countries where we may be adversely affected by operational and political risks that are greater than in the United States.

We have foreign operations in, or provide services for commercial card accounts in, Belarus, Belgium, Botswana, Canada, the Czech Republic, Estonia, Ireland, Latvia, Lithuania, Luxembourg, Mexico, Namibia, the Netherlands, Pakistan, Poland, the Russian Federation, Slovakia, South Africa, Swaziland, Ukraine and the United Kingdom. We also expect to seek to expand our operations into various countries in Asia, Europe and Latin America as part of our growth strategy.

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

•	difficulties in managing the staffing of our international operations, including hiring and retaining qualified employees;

•	difficulties and increased expense introducing corporate policies and controls in our international operations;

•	increased expense related to localization of our products and services, including language translation and the creation of localized agreements;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

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

Our ability to process and authorize transactions electronically depends on our ability to communicate with our merchants electronically through point-of-sale devices and electronic networks that are owned and operated by third parties. In addition, in order to process transactions promptly, our computer equipment and network servers must be functional 24 hours a day, which requires access to telecommunications facilities managed by third-parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks, including as a result of utility or third-party system interruptions, could impair our ability to authorize transactions and process information, which could harm our reputation, result in a loss of customers or partners and adversely affect our business and operating results.

We also utilize third-party providers to assist us with disaster recovery operations. As a result, we are subject to the risk of a provider’s unresponsiveness in the event of a significant breakdown in our computer equipment or networks. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may experience software defects, system errors, computer viruses and development delays, which could damage customer relationships, decrease our profitability and expose us to liability.

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

We may incur substantial losses due to fraudulent use of our payment cards.

Under certain circumstances, when we fund customer transactions, we may bear the risk of substantial losses due to fraudulent use of our payment cards. We do not maintain any insurance to protect us against any such losses.

We may not be able to adequately protect the data we collect, which could subject us to liability and damage our reputation.

We electronically receive, process, store and transmit data and sensitive information about our customers and partners, including bank account information and expense data. We keep this information confidential; however, our websites, networks, information systems, services and technologies may be targeted for sabotage, disruption or misappropriation. Unauthorized access to our networks and computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our service and operations.

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

We have been an active business acquirer both in North America and internationally, and, as part of our growth strategy, we expect to seek to acquire businesses, commercial account portfolios, technologies, services and products in the future. We have substantially expanded our overall business, customer base, headcount and operations through acquisitions. The acquisition and integration of each business involves a number of risks and may result in unforeseen operating difficulties and expenditures in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired business. Furthermore, acquisitions may:

•	involve our entry into geographic or business markets in which we have little or no prior experience;

•	involve difficulties in retaining the customers of the acquired business;

•	involve difficulties and expense associated with regulatory requirements, competition controls or investigations;

•	result in a delay or reduction of sales for both us and the business we acquire; and

•	disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business.

In addition, international acquisitions often involve additional or increased risks including, for example:

•	difficulty managing geographically separated organizations, systems and facilities;

•	difficulty integrating personnel with diverse business backgrounds, languages and organizational cultures;

•	difficulty and expense introducing our corporate policies or controls;

•	increased expense to comply with foreign regulatory requirements applicable to acquisitions;

•	difficulty entering new foreign markets due to, among other things, lack of customer acceptance and a lack of business knowledge of these new markets; and

•	political, social and economic instability.

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

The market for fleet card services is evolving and may not continue to develop or grow.

Our fleet card businesses rely on the acceptance and use of payment cards by businesses to purchase fuel for their vehicle fleets. If the use of fleet cards by businesses does not continue to grow, it could have a material adverse effect on our business, operating results and financial condition. In order to consistently increase and maintain our profitability, businesses and partners must continue to adopt our services. Similarly, growth in the acceptance and use of fleet cards will be impacted by the acceptance and use of electronic payment transactions generally. Furthermore, new technologies may displace fleet cards as payment mechanisms for fuel purchase transactions. A decline in the acceptance and use of fleet cards, and electronic payment transactions generally, by businesses and merchants could have a material adverse effect on our business, operating results and financial condition. The market for our lodging cards and food vouchers and cards is also evolving and that portion of our business is subject to similar risks.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results.

Our balance sheet includes goodwill and intangible assets that represent approximately 48.3% of our total assets at December 31, 2011. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.

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

Third parties could claim that our technologies and processes underlying our products and services infringe their intellectual property. In addition, to the extent that we gain greater visibility and market exposure, we may face a higher risk of being the target of intellectual property infringement claims asserted by third parties. We may, in the future, receive notices alleging that we have misappropriated or infringed a third party’s intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications that cover significant aspects of our technologies, processes or business methods. Any claims of infringement or misappropriation by a third party, even those without merit, could cause us to incur substantial defense costs and could distract our management from our business, and there can be no assurance that we will be able to prevail against such claims. Some of our competitors may have the capability to dedicate substantially greater resources to enforcing their intellectual property rights and to defending claims that may be brought against them than we do. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, potentially including treble damages if we are found to have willfully infringed a patent. A judgment could also include an injunction or other court order that could prevent us from offering our products and services. In addition, we might be required to seek a license for the use of a third party’s intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

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

Our partner banks also operate in a highly regulated industry, which recently has been the subject of extensive structural reforms that are expected to negatively affect the conduct and scope of their businesses, their ability to maintain or expand offerings of products and services, and the costs of their operations. These legislative and regulatory changes could prompt our partner banks to alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business.

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

Our lodging card business earns revenue from customers purchasing lodging from the hotel industry and derives a significant portion of this revenue from end users in the railroad and trucking industries. Therefore, we are exposed to risks affecting each of these industries. For example, unfavorable economic conditions adversely impacting the hotel, railroad and trucking industries generally could cause a decrease in demand for our products and services in our lodging card business, resulting in decreased revenue, or increased credit risk and related losses, resulting in increased expenses. In addition, mergers or consolidations in these industries could reduce our customer and partnership base, resulting in a smaller market for our products and services.

We contract with government entities and are subject to risks related to our governmental contracts.

In the course of our business we contract with domestic and foreign government entities, including state and local government customers, as well as federal government agencies. As a result, we are subject to various laws and regulations that apply to companies doing business with federal, state and local governments. The laws relating to government contracts differ from other commercial contracting laws and our government contracts may contain pricing terms and conditions that are not common among private contracts. In addition, we may be subject to investigation from time to time concerning our compliance with the laws and regulations relating to our government contracts. Our failure to comply with these laws and regulations may result in suspension of these contracts or administrative or other penalties.

Litigation and regulatory actions could subject us to significant fines, penalties or requirements resulting in increased expenses.

We are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material. We are, however, subject to litigation from time to time in the ordinary course of our business, which if ultimately determined unfavorably could force us to pay damages or fines, or change our business practices, any of which could have a material adverse effect on our operating results. In addition, we may become involved in various actions or proceedings brought by domestic and foreign governmental regulatory agencies in connection with acquisitions or in the event of alleged noncompliance with laws or regulations, which could potentially subject us to significant fines, penalties or other requirements resulting in increased expenses or restricting the conduct of our business. We are currently involved in such an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we have responded to, and we are awaiting its conclusions. Although we do not currently anticipate an adverse result or material adverse impact from the investigation, if determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines. We also notified the Office of Fair Trading about our recent acquisition of Allstar Business Solutions Limited, in which we provided an analysis that the acquisition does not result in a substantial lessening of competition on any affected market and we subsequently responded to questions posed by the Office of Fair Trading in the course of its review. We anticipate that the Office of Fair Trading will determine whether or not to make a referral to the Competition Commission for further consideration by March 28, 2012. If the Competition Commission were to conclude that the acquisition results in a substantial lessening of competition, it could require remedial action, which could negatively affect our financial results.

We rely on third parties for card issuing and processing services supporting our MasterCard network fleet card products. Failure to maintain these contractual relationships upon acceptable terms would have an adverse effect on our MasterCard network fleet card offerings, customer retention and operating results.

Some of our fleet-card products in North America are accepted in the MasterCard merchant network pursuant to our contractual relationships with two issuing banks and two third-party processors. In order to continue offering fleet cards accepted at MasterCard network merchants, we must maintain our contractual relationship with at least one issuing bank. Further, unless we develop our own MasterCard-approved processing capabilities, we must continue to obtain processing services from at least one processor approved by MasterCard with the capability to provide acceptable levels of reporting data for fleet operators. Generally, these contracts have remaining terms of between seven months and five years and automatically renew from year to year unless either party provides notice of termination. One of the two issuing banks has provided us with notice that it does not intend to automatically renew our agreement when it expires in 2012. We intend to replace this issuing bank. Our failure to maintain adequate relationships, or find suitable alternatives, could have an adverse effect on our MasterCard network fleet card products, our customer retention and our operating results.

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

We believe that maintaining and enhancing our brands is critical to our customer relationships, and our ability to obtain partners and retain employees. The successful promotion of our brands will depend upon our marketing and public relations efforts, our ability to continue to offer high-quality products and services and our ability to successfully differentiate our services from those of our competitors. In addition, future extension of our brands to add new products or services different from our current offerings may dilute our brands, particularly if we fail to maintain our quality standards in these new areas. The promotion of our brands will require us to make substantial expenditures, and we anticipate that the expenditures will increase as our markets become more competitive and we expand into new markets. To the extent that these activities yield increased revenues, this revenue may not offset the expenses we incur. There can be no assurance that our brand promotion activities will be successful.

Failure to comply with the United States Foreign Corrupt Practices Act, and similar laws associated with our international activities, could subject us to penalties and other adverse consequences.

As we continue to expand our business internationally, we may expand into certain foreign countries, particularly those with developing economies, where companies often engage in business practices that are prohibited by U.S. and U.K. regulations, including the United States Foreign Corrupt Practices Act, or the FCPA, and the U.K. Bribery Act. Such laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies to discourage such practices; however, there can be no assurances that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Violations of the FCPA may result in severe criminal or civil sanctions and suspension or debarment from U.S. government contracting, which could negatively affect our business, operating results and financial condition.

Risks related to ownership of our common stock

Our stock price could be volatile and our stock could decline in value.

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

Our principal stockholders and their affiliates beneficially own or control, directly or indirectly, at June 30, 2011, 49,589,138 shares of our common stock, which in the aggregate represents approximately 62% of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2011 that remain unresolved.

ITEM 2. PROPERTIES

We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2011.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	57,300
Covington, Louisiana	Accounting, treasury, merchant authorization	13,600
Houston, Texas	Credit and collections	15,000
Carlsbad, California	Customer support	3,900
Concord, California	Customer support	7,100
Seattle, Washington	CFN operations	2,300
Wichita, Kansas	CLC operations and customer support	31,100

International
Prague, Czech Republic	CCS headquarters, operations, customer service and sales	55,000
Mexico City, Mexico(1)	FleetCor Mexico headquarters and operations	6,900
Kaliningrad, Russia	PPR, Baltics, Poland sales and customer support	1,400
Moscow, Russia	PPR headquarters, sales, customer support, operations, credit and collections	14,500
Bryansk, Russia	Sales and marketing	1,700
Ipswich, United Kingdom(1)	Operations, sales and customer support	17,900
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters	2,800
Swindon, United Kingdom	Operations, sales and customer support	34,000
Walsall, United Kingdom	Operations, sales and customer support	9,500

(1)	We own these facilities.

We also lease a number of minor additional facilities, including local sales and operations offices less than 1,000 square feet, small storage facilities and a small number of service stations in the United Kingdom. We believe our facilities are adequate for our needs for at least the next 12 months. We anticipate that suitable additional or alternative facilities will be available to accommodate foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we responded to, and we are awaiting its conclusions. Although we do not currently anticipate an adverse result or material adverse impact from the investigation, if determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines. We also notified the Office of Fair Trading about our recent acquisition of Allstar Business Solutions Limited, in which we provided an analysis that the acquisition does not result in a substantial lessening of competition on any affected market and we subsequently responded to questions posed by the Office of Fair Trading in the course of its review. We anticipate that the Office of Fair Trading will determine whether or not to make a referral to the Competition

Commission for further consideration by March 28, 2012. If the Competition Commission were to conclude that the acquisition results in a substantial lessening of competition, it could require remedial action, which could negatively affect our financial results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT”. Shares of our common stock commenced trading on December 15, 2010. As of December 31, 2011, there were 79 holders of record of our common stock. The table set forth below provides the intraday high and low sales prices per share of our common stock for the four quarters during 2011 and the sixteen day period during 2010.

	High	Low
2011:
First Quarter	$34.40	$27.25
Second Quarter	37.51	29.16
Third Quarter	30.15	25.25
Fourth Quarter	29.96	25.78
2010:
Fourth Quarter (from December 15)	$31.43	$24.50

DIVIDENDS AND SHARE REPURCHASES

We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business. We have never declared or paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future. In addition, our credit agreements restrict our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and covenants in our existing financing arrangements and any future financing arrangements. During the three months ended December 31, 2011, we did not repurchase any of our equity securities.

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

	Period Beginning	Period Ending	Period Ending	Period Ending	Period Ending	Period Ending
Index	12/15/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
FleetCor Technologies, Inc.	$100.00	$113.47	$119.85	$108.77	$96.37	$109.61
Russell 2000	$100.00	$101.99	$109.79	$107.69	$83.84	$96.43
S&P Data Processing and Outsourced Services	$100.00	$95.81	$103.76	$109.64	$101.69	$117.84

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of securities during 2011.

ITEM 6. SELECTED FINANCIAL DATA

We derived the consolidated statement of income and other financial data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheets as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements that are not included in this report.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2011	2010	2009	2008	2007
Consolidated statement of income data(1):
Revenues, net	$519,591	$433,841	$354,073	$341,053	$264,086
Expenses:
Merchant commissions	51,199	49,050	39,709	38,539	39,358
Processing	84,516	69,687	57,997	51,406	34,060
Selling	36,606	32,731	30,579	23,778	22,625
General and administrative	84,765	78,135	51,375	47,635	41,986
Depreciation and amortization	36,171	33,745	28,368	27,240	20,293

Operating income	226,334	170,493	146,045	152,455	105,764

Other, net	(589)	(1,319)	(933)	(2,488)	(1,554)
Interest expense, net	13,377	20,532	17,363	20,256	19,735
Loss on extinguishment of debt	2,669	—	—	—	—

Total other expense	15,457	19,213	16,430	17,768	18,181

Income before income taxes	210,877	151,280	129,615	134,687	87,583
Provision for income taxes	63,542	43,384	40,563	37,405	25,998

Net income	$147,335	$107,896	$89,052	$97,282	$61,585

Earnings per share:
Earnings per share, basic	$1.83	$3.00	$2.17	$2.60	$1.59
Earnings per share, diluted	1.76	1.34	1.13	1.35	.86
Weighted average shares outstanding, basic	80,610	35,434	33,802	33,033	31,885
Weighted average shares outstanding, diluted	83,654	80,751	78,854	71,913	71,720

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Consolidated balance sheet data:
Cash and cash equivalents	$285,159	$114,804	$84,701	$70,355	$68,864
Restricted cash(2)	55,762	62,341	67,979	71,222	76,797
Total assets	2,324,492	1,484,118	1,209,545	929,062	875,106
Total debt	698,783	469,413	351,551	370,747	341,851
Total stockholders’ equity	811,436	625,945	474,049	273,264	192,009

(1)	In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, effective January 1, 2010, our statements of income no longer include securitization activities in revenue. Rather, we report interest income, provision for bad debts and interest expense associated with the debt securities issued from our securitization facility.
(2)	Restricted cash represents customer deposits repayable on demand.

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

Overview

FleetCor is a leading independent global provider of specialized payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America and Europe. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. In 2011, we processed more than 215 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We sell these products and services directly and indirectly through partners with whom we have strategic relationships, such as major oil companies and petroleum marketers. We refer to these major oil companies and petroleum marketers as our “partners.” We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food and related products and services at participating locations. Our payment programs enable businesses to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty.

In order to deliver our payment programs and services and process transactions, we own and operate eight proprietary “closed-loop” networks through which we electronically connect to merchants and capture, analyze and report customized information. We also use third-party networks to deliver our payment programs and services in order to broaden our card acceptance and use. To support our payment products, we also provide a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Our customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall fleet operating costs.

FleetCor’s predecessor company was organized in the United States in 1986. In 2000, our current chief executive officer joined us and we changed our name to FleetCor Technologies, Inc. Since 2000, we have grown significantly through a combination of organic initiatives, product and service innovation and over 40 acquisitions of businesses and commercial account portfolios. Our corporate headquarters are located in Norcross, Georgia. As of December 31, 2011, we employed approximately 2,130 employees, approximately 700 of whom were located in the United States.

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North American and International segments. The results from our Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011 are reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the years ended December 31, 2011, 2010 and 2009, our North American and International segments generated the following revenue:

	Year ended December 31,
	2011		2010		2009
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$348.8	67.1%	$287.8	66.3%	$227.4	64.2%
International	170.8	32.9%	146.0	33.7%	126.7	35.8%

	$519.6	100.0%	$433.8	100.0%	$354.1	100.0%

Sources of Revenue

Transactions. In both of our segments, we derive revenue from transactions and the related revenue per transaction. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our card products and those of our partners, for whom we manage card programs. Revenue from transactions is derived from our merchant and network relationships as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel, vehicle maintenance, food or lodging services to our customers. We also earn revenue from our customers and partners through program fees and charges. The following diagram illustrates a typical transaction flow.

Illustrative Transaction Flow

From our merchant and network relationships, we derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 44.5% and 47.4% of our revenue during 2011 and 2010, respectively, was derived from our merchant and network relationships.

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

From our customers and partners, we derive revenue from a variety of program fees including transaction fees, card fees, network fees and report fees. Our programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 55.5% and 52.6% of our revenue during 2011 and 2010, respectively, was derived from customer and partner program fees and charges.

Transaction volume and revenue per transaction. Set forth below is revenue per transaction information for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Transactions (in millions)
North America	152.7	148.6	143.5
International[1,2]	62.1	41.8	40.6

Total transactions[1,2]	214.8	190.4	184.1

Revenue per transaction
North America	$2.28	$1.94	$1.58
International[1,2]	2.75	3.47	3.09
Consolidated revenue per transaction[1,2]	2.42	2.27	1.92

[1]

Calculation of revenue per transaction for our International segment and on a consolidated basis for the years ended December 31, 2010 and 2009 excludes the impact of a non-renewed partner contract in Europe, inherited from an acquisition, which we chose not to renew. This non-renewed contract contributed approximately 3.6 million transactions and $0.9 million in revenues, net to our International segment in the year ended December 31, 2010 and approximately 6.9 million transactions and $1.3 million in revenues, net to our International segment in the year ended December 31, 2009. This contract had a high number of transactions and very little revenue and if we had included it in the calculation would have reduced International segment revenue per transaction by $0.25 negative and $0.38 in the years ended December 31, 2010 and 2009, respectively. We believe that excluding the impact of this contract is a more effective measure for evaluating our revenue performance of its continuing business. Revenues, net, excluding the impact of a non-renewed partner contract in Europe for our International segment and on a consolidated basis are supplemental non-GAAP financial measures of performance. See “Management’s Use of Non-GAAP Financial Measures”.

[2]	The presentation of prior years presented herein has been conformed to the current period presentation that eliminates certain intercompany transactions.

From 2010 to 2011, total transactions increased from 190.4 million to 214.8 million, excluding the impact of a non-renewed partner contract in Europe, an increase of 24.4 million or 12.8%. We experienced an increase in transactions in our North American and International segments, excluding the impact of a non-renewed partner contract in Europe, primarily due to organic growth in certain payment programs and the impact of the acquisition of our Mexican prepaid card company during the third quarter of 2011 and our acquisition of Allstar Business Solutions (Allstar) during the fourth quarter of 2011. This non-renewed partner had a high number of transactions and very little revenue.

From 2009 to 2010 transactions increased from 184.1 million to 190.4 million, excluding the impact of a non-renewed partner contract in Europe, an increase of 6.3 million or 3.4%. We experienced an increase in transactions in our North American segment due primarily to the full year impact of our acquisition of CLC Group, Inc., in April 2009, and organic growth in certain payment programs. We experienced an increase in transactions in our International segment, excluding the impact of a non-renewed partner contract in Europe, primarily due to the full year impact of acquisitions completed in 2009 and new acquisitions in 2010 and organic growth in certain payment programs. This non-renewed partner had a high number of transactions and very little revenue.

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

Our consolidated revenue per transaction increased from $2.27 in 2010 to $2.42 in 2011, excluding the impact of a non-renewed partner contract in Europe, an increase of $0.15 per transaction or 6.6%. Our consolidated revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices in 2011 as compared to 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•	the weakening of the U.S. dollar during 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates that increased our revenue in 2011 by $7.4 million.

During 2011, we completed the acquisition of a Mexican prepaid fuel card and food voucher company and Allstar Business Solutions, which together contributed to the increase in transaction volumes and revenues. However, the Mexican and Allstar businesses both produce lower aggregate consolidated revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. The results from our Mexican and Allstar businesses are reported in our International segment.

Our consolidated revenue per transaction increased from $1.92 in 2009 to $2.27 in 2010, excluding the impact of a non-renewed partner contract in Europe, an increase of $0.35 per transaction or 18.2%. Our consolidated revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices in 2010 as compared to 2009; and

•

the adoption of Authoritative guidance related to our asset securitization agreement as further discussed in “Note 2—Summary of Significant Accounting Policies”, which resulted in an increase in 2009 revenue of $27.2 million or $0.14 per transaction.

During 2010, these positive impacts were partially offset by the strengthening of the U.S. dollar during 2010, relative to other foreign currencies, which resulted in unfavorable foreign exchange rates that reduced our 2010 revenue per transaction.

The revenue per transaction in the International segment runs higher than the North America segment due primarily to higher margins and higher fuel prices in our international product lines.

North American segment revenue per transaction increased from $1.94 for the year ended December 31, 2010 to $2.28 for year ended December 31, 2011, an increase of $0.34 per transaction or 17.5%. Our North American segment revenue per transaction was impacted by:

•	organic growth in certain of our payment programs; and

•	higher average retail fuel prices in 2011 as compared to 2010 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel.

North American segment revenue per transaction increased from $1.58 for the year ended December 31, 2009 to $1.94 for year ended December 31, 2010, an increase of $0.36 per transaction or 22.8%. Our North American segment revenue per transaction was impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices in 2010 as compared to 2009 and higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

the adoption of Authoritative guidance related to our asset securitization agreement as further discussed in “Note 2—Summary of Significant Accounting Policies”, which resulted in an increase in 2009 revenue of $27.2 million or $0.14 per transaction.

International segment revenue per transaction decreased from $3.47 for the year ended December 31, 2010 to $2.75 for year ended December 31, 2011, a decrease of $0.72 per transaction or 20.7%. Our International segment revenue per transaction was positively impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to 2010; and

•	the weakening of the U.S. dollar during 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates that increased our revenue in 2011 by $7.4 million.

These positive impacts were offset by the impact of our international acquisitions during 2011. We acquired a Mexican prepaid fuel card and food voucher company and Allstar Business Solutions, which together contributed to the increase in transaction volumes and revenues in our International segment. However, the Mexican and Allstar businesses both produce lower aggregate revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction.

International segment revenue per transaction increased from $3.09 for the year ended December 31, 2009 to $3.47 for year ended December 31, 2010, an increase of $0.38 per transaction or 12.3%. Our International segment revenue per transaction was positively impacted by:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to the same period in 2009; and

•	acquisitions completed during 2009, which contributed an aggregate of $9.5 million in revenue in 2010 in excess of revenue recognized in 2009.

During 2010, these positive impacts were partially offset by the strengthening of the U.S. dollar during 2010, relative to other foreign currencies, which resulted in unfavorable foreign exchange rates, as well as, lower spread revenue due to the wholesale cost of fuel increasing at a faster rate than the retail price of fuel, that reduced our 2010 revenue per transaction.

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

•

Depreciation and amortization—Our depreciation and amortization expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include intangible assets related to customer and vendor relationships, trade names and trademarks, non-compete agreements and software. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

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

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 20% and 19% of our consolidated revenue in 2011 and 2010, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 19% and 21% of our consolidated revenue in 2011 and 2010, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

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

•

Foreign currency changes—Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, the Czech koruna, the Russian ruble, the Canadian dollar, the Euro and the Mexican peso relative to the U.S. dollar. Approximately 67% and 66% of our revenue in 2011 and 2010, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

•

Expenses—In connection with being a public company and complying with the Sarbanes-Oxley Act of 2002, we expect our general and administrative expense to remain relatively constant or increase slightly as a percentage of revenue. Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Accounts receivable securitization

We utilize an accounts receivable securitization facility (Securitization Facility) in the ordinary course of our business to finance a portion of our accounts receivable. Prior to 2010, activity associated with our Securitization Facility was recorded off-balance sheet utilizing a qualified special-purpose entity, or QSPE, in the form of a limited liability company. The QSPE raised funds by issuing debt to third-party investors. The QSPE held trade accounts receivable whose cash flows are the primary source of repayment for the liabilities of the QSPE. Investors only had recourse to the assets held by the QSPE. Our involvement in these arrangements takes the form of originating accounts receivable and providing servicing activities.

In June 2009, the Financial Accounting Standards Board (FASB), issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a QSPE entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, we consolidated the QSPE and the securitization of accounts receivable related to the QSPE is accounted for as a secured borrowing rather than as a sale. Accordingly, we record accounts receivable and short-term debt related to the securitization facilities as assets and liabilities on the balance sheet. In addition, our statements of income no longer include securitization activities in revenue. Rather, we report provision for bad debts and interest expense associated with the debt securities issued by the QSPE in processing expense and interest expense, net, respectively, on the Consolidated Statements of Income.

As a result of the implementation of this guidance, effective January 1, 2010, we recorded a $218.0 million increase in accounts receivable and a $218.0 million increase in current liabilities. See “Note 2—Summary of significant accounting policies” to our consolidated financial statements included herein for further details.

Although, bad debt and interest associated with our Securitization Facility were reported in revenue for periods prior to January 1, 2010, we monitored these costs on a managed basis. The following table presents for the year ended December 31, 2009, certain statement of income items adjusted for the impact of the new accounting guidance described above related to our Securitization Facility.

	2009
(in millions)	As reported	Adjustments	As adjusted
Revenues, net	$354.1	$27.2	$381.3
Processing expense	58.0	21.9	79.9
Interest expense, net	17.4	5.3	22.7

Managed provision for bad debts as a percentage of gross billed revenue for the year ended December 31, 2009 is as follows (dollar amounts in millions):

2009
Provision for bad debt included in:
Processing expense	$10.7
Revenues, net	21.9

Managed provision for bad debts	32.6
Managed provision for bad debts as a percentage of gross billed revenue(1)	0.56%

(1)	In this table, gross billed revenue represents revenue billed to customers for which we bear credit risk and includes the costs underlying the transaction (e.g. fuel and lodging). Gross billed revenue is calculated on a one quarter lag. For example, gross billed revenue for the year ended December 31, 2009 is calculated as gross billed revenue for the three months ended December 31, 2008, plus gross billed revenue for the nine month period from January 1, 2009 through September 30, 2009. We believe this calculation better matches our provision for bad debts with the related gross billed revenue.

Acquisitions

During 2011, we acquired two companies, which are described below. The results of our Mexican prepaid fuel card and food voucher business and Allstar business are included within our International segment, from the date of acquisition.

•

In August 2011, we completed the acquisition of all of the outstanding stock of a Mexican prepaid fuel card and food voucher business based in Mexico City, Mexico. The purchase price of this acquisition was funded with cash. With this acquisition, we entered the Latin American fuel card and food voucher markets.

•	In December 2011, we completed the acquisition of all of the outstanding shares of Allstar Business Solutions Limited, a fleet card company based in the United Kingdom. The aggregate purchase price was £200 million, or approximately $312 million, (based on the exchange rate on the date of acquisition), and was funded with cash and debt. As a result of this acquisition, we expanded our commercial fleet card offerings in the United Kingdom. We notified the Office of Fair Trading of this acquisition, in which we provided an analysis that the acquisition does not result in a substantial lessening of competition on any affected market and we subsequently responded to questions posed by the Office of Fair Trading in the course of its review. We anticipate that the Office of Fair Trading will determine whether or not to make a referral to the Competition Commission for further consideration by March 28, 2012. If the Competition Commission were to conclude that the acquisition results in a substantial lessening of competition, it could require remedial action, which could negatively affect our financial results.

During 2010, we consummated three acquisitions, which were not, individually or in the aggregate, material to our results of operations.

During 2009, we acquired three companies the two largest of which are described below; the third acquisition is immaterial. The results of CLC Group, Inc. and its subsidiaries since the date of acquisition are included within our North American segment. The results of operations for the remaining acquisitions are included in our International segment from their respective dates of acquisition.

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

Results of operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

The following table sets forth selected consolidated statement of operations data for the years ended December 31, 2011 and 2010

	Year ended December 31, 2011	% of total revenue	Year ended December 31, 2010	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$348.8	67.1%	$287.8	66.3%	$61.0	21.2%
International	170.8	32.9%	146.0	33.7%	24.8	17.0%

Total revenues, net	519.6	100.0%	433.8	100.0%	85.8	19.8%
Consolidated operating expenses:
Merchant commissions	51.2	9.9%	49.1	11.3%	2.1	4.3%
Processing	84.5	16.3%	69.7	16.1%	14.8	21.2%
Selling	36.6	7.0%	32.7	7.5%	3.9	11.9%
General and administrative	84.8	16.3%	78.1	18.0%	6.7	8.6%
Depreciation and amortization	36.2	7.0%	33.7	7.8%	2.5	7.4%

Operating income	226.3	43.6%	170.5	39.3%	55.8	32.8%

Other income, net	(0.6)	(0.1)%	(1.3)	(0.3)%	(0.7)	(55.3)%
Interest expense, net	13.4	2.6%	20.5	4.7%	(7.1)	(34.8)%
Loss on extinguishment of debt	2.7	0.5%	—	—	2.7	100.0%
Provision for income taxes	63.5	12.2%	43.4	10.0%	20.1	46.5%

Net income	$147.3	28.4%	$107.9	24.9%	$39.4	36.6%

Operating income for segments:
North America	$153.7	29.6%	$106.7	24.6%	$47.0	44.0%
International	72.6	14.0%	63.8	14.7%	8.8	13.8%

Operating income	$226.3	43.6%	$170.5	39.3%	$55.8	32.7%

Operating margin for segments
North America	44.1%		37.1%		7.0%
International	42.5%		43.6%		(1.1)%

Revenue

Our consolidated revenue increased from $433.8 million in 2010 to $519.6 million in 2011, an increase of $85.8 million, or 19.8%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs;

•	acquisitions completed during 2011;

•	higher average retail fuel prices as compared to 2010;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•	the weakening of the U.S. dollar during 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates that increased our revenue in 2011 by $7.4 million.

North American segment revenue

North American revenue increased from $287.8 million in 2010 to $348.8 million in 2011, an increase of $61.0 million, or 21.2%. The increase in our North American revenue was primarily due to:

•	organic growth in certain of our payment programs;

•	higher average retail fuel prices as compared to 2010; and

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel.

International segment revenue

International segment revenue increased from $146.0 million in 2010 to $170.8 million in 2011, an increase of $24.8 million, or 17.0%. The increase in International segment revenue was due primarily to the following:

•	organic growth in certain of our payment programs;

•	acquisitions completed during 2011;

•	higher average retail fuel prices as compared to 2010; and

•	the weakening of the U.S. dollar during 2011, relative to other foreign currencies, which resulted in favorable foreign exchange rates that increased our revenue in 2011 by $7.4 million.

Consolidated operating expenses

Merchant commission Merchant commissions increased from $49.1 million in 2010 to $51.2 million in 2011, an increase of $2.1 million, or 4.3%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel.

Processing Processing expenses increased from $69.7 million in 2010 to $84.5 million in 2011, an increase of $14.8 million, or 21.2%. During 2011, our processing expenses were primarily impacted by volume increases and a card conversion project in certain of our payment programs, a one-time contract termination charge, the unfavorable impact of foreign exchange rates and the impact of acquisitions completed in 2011.

Selling Selling expenses increased from $32.7 million in 2010 to $36.6 million in 2011, an increase of $3.9 million, or 11.9%. The increase was due primarily to additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $78.1 million in 2010 to $84.8 million in 2011, an increase of $6.7 million, or 8.6%. The increase was primarily due to additional public company costs during the period, transaction related costs, the impact of acquisitions completed during 2011 and the unfavorable impact of foreign exchange rates, partially offset by a decrease in non-cash stock compensation expense related to our stock incentive plans.

Depreciation and amortization Depreciation and amortization increased from $33.7 million in 2010 to $36.2 million in 2011, an increase of $2.5 million, or 7.4%. The increase was primarily attributable to the full year impact of acquisitions completed during 2010 as well as the impact of acquisitions completed in 2011, which resulted in an increase of $2.2 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $170.5 million in 2010 to $226.3 million in 2011, an increase of $55.8 million, or 32.7%. Our operating margin was 39.3% and 43.6% for 2010 and 2011, respectively. The increase in operating income from 2010 to 2011 was due primarily to organic growth in the business, the impact of higher fuel prices, higher fuel spread revenues, the impact of acquisitions completed during 2011, organic growth in the business and the positive impact of foreign exchange rates. These increases were partially offset by additional public company costs, transaction related costs and additional costs to support the growth in our business.

Additionally, during 2011, we completed the acquisition of a Mexican prepaid fuel card and food voucher company and Allstar Business Solutions, which together contributed to the increase in consolidated operating income. However, the Mexican business and Allstar business both produce lower margin products in comparison to our other businesses and when combined with our other businesses’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North American segment operating income

North American operating income increased from $106.7 million in 2010 to $153.7 million in 2011, an increase of $47.0 million, or 44.0%. North American operating margin was 37.1% and 44.1% for 2010 and 2011, respectively. The increase in operating income from 2010 to 2011 was due primarily to organic growth in the business, the impact of higher fuel prices, higher fuel spread revenues and less stock compensation expense related to our stock incentive plans. These increases were partially offset by additional public company costs during 2011 compared to 2010.

International segment operating income

International operating income increased from $63.8 million in 2010 to $72.6 million in 2011, an increase of $8.8 million, or 13.8%. International operating margin was 43.6% and 42.5% for 2010 and 2011, respectively. The increase in operating income from 2010 to 2011 was due primarily to the impact of acquisitions completed in 2010 and 2011, the impact of higher fuel prices and the positive impact of foreign exchange rates. These increases were partially offset by additional amortization related to acquisitions completed during 2010 and 2011, transaction related costs and additional costs to support the growth in our business.

The lower operating margin was due to the Mexican prepaid fuel card and food voucher company and Allstar Business Solutions acquisitions, which both produce lower margin products in comparison to our other businesses.

Other income, net

Other income, net decreased from income of $1.3 million 2010 to $0.6 million in 2011, a decrease of $0.7 million, or 55.3%. The decrease was due primarily to lower foreign currency exchange gains recognized during 2011.

Interest expense, net

Interest expense, net reflects the amount of interest paid on our 2005 Credit Facility, CCS Credit Facility and new Credit Facility, (all of which are defined in “Liquidity and capital resources”) offset by interest income. Interest expense decreased from $20.5 million in 2010 to $13.4 million in 2011, a decrease of $7.1 million, or 34.8%. This decrease was primarily due to the expiration of an interest rate swap agreement, which matured in November 2010, which resulted in interest expense of $6.0 million in 2010. The remaining decrease is due to the decline in interest rates on our credit facilities and lower term debt balances outstanding on our term loan facilities. Additionally, during 2011, we paid down of our 2005 Credit Facility and CCS Facility upon entry into our new Credit Facility on June 22, 2011. The average interest rate (including the unused credit facility fee) on our new Credit Facility was 2.38% in the year ended December 31, 2011. The average interest rate on the 2005 Credit Facility was 2.35% in 2011 compared to 4.75% in 2010. The average interest rate on the CCS Credit Facility was 2.66% in 2011 compared to 2.72% in 2010.

Loss on early extinguishment of debt

Loss on early extinguishment of debt increased from zero in 2010 to $2.7 million in 2011. This increase is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $43.4 million in 2010 to $63.5 million in 2011, an increase of $20.1 million, or 46.5%. The increase from 2010 to 2011 was due primarily to an increase in our income before income tax and an increase in our effective tax rate from 28.7% in 2010 to 30.1% in 2011. The increase in our effective tax rate was due primarily to a one-time favorable reduction in our reserve for uncertain tax positions in 2010, which was not repeated in 2011. See also “Note 11-Income Taxes” for a reconciliation of the federal statutory rate to the consolidated effective tax rate.

Net income

For the reasons discussed above, our net income increased from $107.9 million in 2010 to $147.3 million in 2011, an increase of $39.4 million, or 36.6%.

Year ended December 31, 2010 compared to the year ended December 31, 2009

The following table sets forth selected consolidated statement of operations data for the years ended December 31, 2010 and 2009

	Year ended December 31, 2010	% of total revenue	Year ended December 31, 2009	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$287.8	66.3%	$227.4	64.2%	$60.4	26.6%
International	146.0	33.7%	126.7	35.8%	19.3	15.2%

Total revenues, net	433.8	100.0%	354.1	100.0%	79.7	22.5%
Consolidated operating expenses:
Merchant commissions	49.1	11.3%	39.7	11.2%	9.4	23.7%
Processing	69.7	16.1%	58.0	16.4%	11.7	20.2%
Selling	32.7	7.5%	30.6	8.6%	2.1	6.9%
General and administrative	78.1	18.0%	51.4	14.5%	26.7	51.9%
Depreciation and amortization	33.7	7.8%	28.4	8.0%	5.3	18.7%

Operating income	170.5	39.3%	146.0	41.2%	24.5	16.8%

Other income, net	(1.3)	(0.3)%	(0.9)	0.2%	0.4	44.4%
Interest expense, net	20.5	4.7%	17.3	4.9%	3.2	18.5%
Provision for income taxes	43.4	10.0%	40.5	11.4%	2.9	7.2%

Net income	$107.9	24.9%	$89.1	25.2%	$18.8	21.1%

Operating income for segments:
North America	$106.7	24.6%	$91.7	25.9%	$15.0	16.4%
International	63.8	14.7%	54.3	15.3%	9.5	17.5%

Operating income	$170.5	39.3%	$146.0	41.2%	$24.5	16.8%

Operating margin for segments
North America	37.1%		40.3%		(3.2)%
International	43.6%		42.9%		0.7%

Revenue

Our consolidated revenue increased from $354.1 million in 2009 to $433.8 million in 2010, an increase of $79.7 million, or 22.5%. During 2010, our consolidated revenue was positively impacted by the following:

•	organic growth in certain of our payment programs;

•	higher average fuel prices as compared to 2009;

•

our total revenue increased by $27.2 million as a result of the adoption of authoritative guidance related to our asset securitization agreement as further discussed in “Note 2—Summary of Significant Accounting Policies”; and

•	acquisitions completed during 2009.

During 2010, our consolidated revenue was negatively impacted by a range of factors, including the strengthening of the U.S. dollar during 2010, relative to other foreign currencies, which resulted in unfavorable foreign exchange rates as compared to 2009 that reduced our revenue in 2010 by $1.0 million.

North American segment revenue

North American revenue increased from $227.4 million in 2009 to $287.8 million in 2010, an increase of $60.4 million, or 26.6%. During 2010, our North American segment revenue was positively impacted by the following:

•	organic growth in certain of our payment programs;

•	higher average fuel prices as compared to 2009;

•	higher spread revenue due to the wholesale cost of fuel decreasing at a faster rate than the retail price of fuel; and

•

revenue increased by $27.2 million as a result of the adoption of authoritative guidance related to our asset securitization agreement as further discussed in “Note 2—Summary of significant accounting policies”.

International segment revenue

International segment revenue increased from $126.7 million in 2009 to $146.0 million in 2010, an increase of $19.3 million, or 15.2%. During 2010, our International segment revenue was positively impacted by the following:

•	organic growth in certain of our payment programs;

•	higher average fuel prices as compared to 2009; and

•	acquisitions completed during 2009.

During 2010, these positive impacts were partially offset by the strengthening of the U.S. dollar during 2010, relative to other foreign currencies, that reduced our revenue in 2010 by $1.0 million and lower spread revenue due to the wholesale cost of fuel increasing at a faster rate than the retail price of fuel.

Consolidated operating expenses

Merchant commission Merchant commissions increased from $39.7 million in 2009 to $49.1 million in 2010, an increase of $9.4 million, or 23.7%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel and the impact of higher volumes in businesses where merchant commissions are paid.

Processing Processing expenses increased from $58.0 million in 2009 to $69.7 million in 2010, an increase of $11.7 million, or 20.2%. Our processing expenses increased by $21.9 million as a result of the adoption of authoritative guidance related to our asset securitization agreement as further discussed in “Note 2—Summary of Significant Accounting Policies”. This increase was offset by a decrease of $13.7 million for bad debt due to a lower percentage of uncollectible accounts.

Selling Selling expenses increased from $30.6 million in 2009 to $32.7 million in 2010, an increase of $2.1 million, or 6.9%. The increase was due primarily to additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $51.4 million in 2009 to $78.1 million in 2010, an increase of $26.7 million, or 51.9%. The increase was primarily due to a one-time compensation charge of $23.8 million recorded in the fourth quarter of 2010 associated with our initial public offering and the vesting of restricted stock and stock options in connection with this liquidity event. Additional increases in expense are attributable to fees associated with procuring Sarbanes-Oxley compliance and stock compensation expense related to the issuance of additional shares during the year.

Depreciation and amortization Depreciation and amortization increased from $28.4 million in 2009 to $33.7 million in 2010, an increase of $5.3 million, or 18.7%. An increase of $3.2 million was attributable to acquisitions completed during 2009 due primarily to the amortization of intangible assets related to customer and vendor relationships, trade names and trademarks, non-compete agreements and software. In addition we recognized $1.6 million additional depreciation expense related to an increase in capital expenditures primarily as a result of additional investments to build and enhance our proprietary processing systems.

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

North American segment operating income

North American operating income increased from $91.7 million in 2009 to $106.7 million in 2010, an increase of $15.0 million, or 16.4%. North American operating margin was 40.3% and 37.1% for 2009 and 2010, respectively. The increase in operating income from 2009 to 2010 was due primarily to an increase in transaction volumes and rate per transaction during 2010 compared to 2009 and lower bad debt expense in 2010 compared to 2009, partially offset by a onetime compensation charge in 2010. The decrease in operating margin is due to the one-time compensation charge in 2010 related to our initial public offering.

International segment operating income

International operating income increased from $54.3 million in 2009 to $63.8 million in 2010, an increase of $9.5 million, or 17.5%. International operating margin was 42.9% and 43.6% for 2009 and 2010, respectively. The increase in operating income and margin from 2009 to 2010 was due primarily to the full year impact of acquisitions completed during 2009, organic growth in our rate per transaction during 2010, and lower bad debt expense in 2010.

Interest expense, net

Interest expense, net reflects the amount of interest paid on our 2005 Credit Facility and CCS Credit Facility described below under the headings “2005 Credit Facility” and “CCS Credit Facility”, respectively. Interest expense increased from $17.3 million in 2009 to $20.5 million in 2010, an increase of $3.2 million, or 18.5%. During 2010 our interest expense increased $5.3 million as a result of the adoption of authoritative guidance related to our asset securitization agreement as further discussed in “Note 2—Summary of Significant Accounting Policies”. This increase was partially offset by lower average interest rates during 2010 than experienced during 2009. The average interest rate (including the effect of interest rate derivatives) on the 2005 Credit Facility was 4.75% in 2010 versus 5.25% in 2009. The average interest rate on the CCS Credit Facility was 2.72% in 2010 versus 3.94% in 2009.

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

Net income

For the reasons discussed above, our net income increased from $89.1 million in 2009 to $107.9 million in 2010, an increase of $18.8 million, or 21.1%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At December 31, 2011, our unrestricted cash and cash equivalents balance totaled $285.2 million. Our restricted cash balance at December 31, 2011 totaled $55.8 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits and which may not be deposited outside of the Czech Republic.

At December 31, 2011, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $261.8 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable securitization facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes or for acquisitions. At December 31, 2011, we had the ability to generate approximately $26 million of additional liquidity under our Securitization Facility and $475 million undrawn on our revolving Credit Facility.

Based on our current forecasts and anticipated market conditions, we believe that our current cash balances, our available borrowing capacity and our ability to generate cash from operations, will be sufficient to fund our liquidity needs for at least the next twelve months. However, we regularly evaluate our cash requirements for current operations, commitments, capital requirements and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt or equity securities. We may not be able to obtain additional financing on terms favorable to us, if at all.

Cash flows

The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009.

	Year ended December 31,
(in millions)	2011	2010	2009
Net cash provided by operating activities	$279.6	$139.8	$178.8
Net cash used in investing activities	(347.2)	(21.2)	(240.8)
Net cash provided by (used) in financing activities	236.2	(86.5)	72.2

Operating activities Net cash provided by operating activities for 2011 was $279.6 million compared to $139.8 million for 2010. The increase is primarily due to additional net income of $39.4 million and a decrease in working capital, driven primarily by the increase in accounts payable, accrued expenses and customer deposits of $123.0 million, partially offset by an increase in accounts receivable of $41.1 million.

Net cash provided by operating activities for 2010 was $139.8 million compared to $178.8 million for 2009. The decrease was primarily attributable to an increase in accounts receivable of $41.3 million, primarily due to organic growth and higher fuel prices partially offset by improved collections.

Investing activities Net cash used in investing activities was $347.2 million in 2011 compared to $21.2 million in 2010. The increase in cash used in investing activities is attributable to the increase in cash used for acquisitions of $323.7 million, net of cash acquired. Net cash used in investing activities decreased to $21.2 million in 2010 from $240.8 million in 2010. This decrease is due primarily to a reduction in cash used for acquisitions.

Financing activities Net cash provided by financing activities increased $322.7 million, from cash used in financing activities of $86.5 million in 2010, to cash provided by financing activities of $236.2 million in 2011.

The increase in cash provided by financing activities is attributable primarily to additional borrowings on the securitization facility of $136.0 million in 2011 compared to payments on the Securitization Facility of $74.0 million in 2010. In addition, on June 22, 2011, we entered into a new five-year, $900 million Credit Facility with a syndicate of banks, which provided additional cash from financing activities during 2011 of $425.0 million over the same period in 2010. Proceeds from this new Credit Facility were used to retire our indebtedness under our 2005 Credit Facility and CCS Credit Facility. During 2011, we made aggregate principal payments on the 2005 Credit Facility and CCS Credit Facility of $330.0 million and seller financing payments of $1.6 million, compared to aggregate principal payments of $24.6 million in 2010. During 2011, we made principal payments of $7.5 million on the term loan under our new Credit Facility.

Net cash provided by financing activities decreased $158.7 million, from $72.2 million in 2009, resulting in cash used in financing activities in 2010 of $86.5 million. The decrease in cash provided by financing activities resulted from the net proceeds received from the issuance of our Series E preferred stock of $93.7 million in April 2009. In addition, during 2010 we made principal payments on the Securitization Facility of $74.0 million. This decrease was partially offset by proceeds from the issuance of common stock of $9.6 million in 2010 in connection with our initial public offering.

Capital spending summary

Our capital expenditures were $13.5 million in 2011 compared to $11.2 million in 2010, an increase of $2.3 million, or 20.5%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system. We anticipate our capital expenditures to increase to approximately $16 million for 2012 as we continue to enhance our existing processing systems.

Our capital expenditures were $11.2 million in 2010 compared to $9.7 million in 2009, an increase of $1.5 million, or 15.5%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and to develop a new European processing system.

Credit Facility

On June 22, 2011, we, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), entered into a new five-year, $900 million Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of financial institutions (the “Lenders”). The Credit Agreement provides for a $300 million term loan facility and a $600 million revolving credit facility, with sublimits for letters of credit, swing line loans and multicurrency borrowings in Euros, Sterling and Japanese Yen. Subject to certain conditions, including obtaining commitments of lenders, we have the option to increase the facility up to an additional $150 million. We refer to this facility as the Credit Facility in this report.

The obligations of the Borrowers under the Credit Agreement are guaranteed by us, as evidenced via an executed Guaranty, in favor of Bank of America, N.A. and the Lenders. The obligations of the Borrowers under the Credit Agreement are secured by a pledge of (i) 100% of the issued and outstanding equity interests owned by us of each Domestic Subsidiary and (2) 66% of the issued outstanding shares of equity interests entitled to vote and 100% of the issued and outstanding equity interests not entitled to vote of each Foreign Subsidiary directly owned by us, as evidenced via an executed a Pledge Agreement, dated as of June 22, 2011, in favor of Bank of America, N.A. and the Lenders.

Proceeds from this new Credit Facility were used to retire our existing indebtedness under our 2005 Credit Facility and CCS Credit Facility. Proceeds from this new Credit Facility may also be used for working capital purposes, acquisitions, and other general corporate purposes.

As of December 31, 2011, we had $292.5 million in outstanding term loans and $125.0 million in borrowings outstanding on the revolving line under the Credit Facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2011, the interest rate on the term loan was 1.80%. At December 31, 2011 the interest rate on the revolving credit facility was 1.80 % and the unused credit facility fee was 0.25%.

The stated maturity date for our term loan and revolving loans and letters of credit under the Credit Agreement is June 22, 2016. The term loan is payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on June 22, 2016. Borrowings on the revolving credit facility are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility.

Our Credit Agreement contains a number of negative covenants restricting, among other things, limitations on liens (with exceptions for our Securitization Facility) and investments, incurrence or guarantees of indebtedness, mergers, acquisitions, dissolutions, liquidations and consolidations, dispositions, dividends and other restricted payments and prepayments of other indebtedness. In particular, we are not permitted to make any restricted payments (which includes any dividend or other distribution) except that the we may declare and make dividend payments or other distributions to our stockholders so long as (i) on a pro forma basis both before and after the distribution the consolidated leverage ratio is not greater than 3.00:1.00 and we are in compliance with the financial covenants and (ii) no default or event of default shall exist or result therefrom. The Credit Agreement also contains customary events of default. The Credit Agreement includes financial covenants, including a leverage ratio requirement and an interest coverage ratio requirement, measured quarterly. The Company is required to maintain a consolidated leverage ratio to consolidated EBITDA of greater than 3.25 to 1.0 and a consolidated interest coverage ratio of no more than 4.00 to 1.0.

During 2011, we made principal payments of $7.5 million on the term loan. There were no principal payments made on the revolver during 2011. As of December 31, 2011, we were in compliance with each of the covenants under the new Credit Facility agreement.

2005 Credit Facility

We were party to a credit agreement, dated as of June 29, 2005, which was subsequently amended and restated as of April 30, 2007, with a syndicate of banks. We refer to this facility as the 2005 Credit Facility in this report.

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

Interest on the facilities accrued, at our election, based on a base rate, EURIBOR or LIBOR, plus a margin. The margin with respect to the term loans was fixed at 2.25% for LIBOR and EURIBOR loans and at 1.25% for base rate loans. With respect to revolving loans and letter of credit fees, the margin or fee was determined based on our leverage ratio and ranged from 2.00% to 2.50% for LIBOR and EURIBOR loans and from 1.00% to 1.50% for base rate loans. Interest on overdue amounts accrued at a rate equal to the applicable interest rate plus 2% per annum.

The stated maturity date for our term loans was April 30, 2013 and the stated maturity date for our revolving loans and letters of credit was April 30, 2012. The term loans were payable in quarterly installments of 0.25% of the initial aggregate principal amount of the loans and are due on the last business day of each March, June, September, and December, with the final principal payment due in April 2013. Principal payments of $270.4 million and $5.9 million were made on the term loan during 2011 and 2010, respectively.

Our credit agreement contained a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, “burdensome agreements” (as defined in the 2005 Credit Facility), accounting changes, transactions with affiliates, prepayments of indebtedness, and capital expenditures. Two financial covenants, including a leverage ratio requirement and an interest coverage ratio requirement, were measured quarterly. During 2010, we were required to maintain a leverage ratio of not greater than 2.25 to 1, and beginning January 1, 2011, we were required to maintain a leverage ratio of not greater than 2.00 to 1. We were required to maintain an interest coverage ratio of not less than 4.00 to 1.

On June 22, 2011, we retired our indebtedness under the 2005 Credit Facility with the proceeds from our new Credit Facility. As of the date of retirement of this indebtedness, we were in compliance with each of the covenants under the 2005 Credit Facility.

CCS Credit Facility

Certain of our subsidiaries were party to a credit agreement, dated as of December 7, 2006, which was subsequently amended as of March 28, 2008, with a syndicate of banks. We refer to this facility as the CCS Credit Facility in this report.

The CCS Credit Facility agreement provided for term loans in the total amount of CZK 1.675 billion ($84.3 million), which consists of a “Facility A” amortized term loan in the amount of CZK 990 million ($49.8 million) and a “Facility B” bullet term loan in the amount of CZK 685.0 million ($34.2 million).

Interest on the term loans accrued, calculated according to the term selected by CCS, based on a base rate, PRIBOR (Prague Interbank Offered Rate), plus a margin and a mandatory cost. The margin was determined based on CCS’s leverage ratio and ranges from 0.95% to 1.75% for the “Facility A” term loan and from 2.00% to 2.90% for the “Facility B” term loan.

The stated maturity date for CCS’s term loans was December 21, 2013 with respect to “Facility A” and December 21, 2014 with respect to “Facility B”. The “Facility A” term loan was payable in semiannual payments in June and December of each year, ending in December 2013 and the “Facility B” term loan was payable in one lump sum on December 21, 2014. Principal payments of $59.7 million and $6.5 million were made in 2011 and 2010, respectively. CCS had the right to prepay the loans without premium or penalty on the last day of an interest period.

The CCS credit agreement contained a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, change of business, restricted payments (including dividends), mergers and acquisitions, transactions with affiliates and prepayments of indebtedness. The agreement also contained financial covenants including a leverage ratio requirement, a debt service cover ratio requirement, an equity ratio requirement and a liquidity ratio requirement, all of which were tested quarterly. CCS was required to maintain a leverage ratio of not greater than 3.25 to 1. CCS was required to maintain a debt service coverage ratio of not less than 1.00 to 1, an equity ratio of not less than 0.20 to 1, and a liquidity ratio not less than 1.00 to 1.

On June 22, 2011, we retired our indebtedness under the CCS Credit Facility with the proceeds from our new Credit Facility. As of the date of retirement of this indebtedness, we were in compliance with each of the covenants under the CCS Credit Facility agreement.

Seller financing

One of our subsidiaries, FleetCor Luxembourg Holding2 S.à r.l. (“Lux 2”), entered into a Share Sale and Purchase Agreement dated April 24, 2008 (the “Purchase Agreement”) with ICP Internet Cash Payments B.V. for the purchase of ICP International Card Products B.V. The acquired business is now being operated in the Netherlands as FleetCor Technologieën B.V. In connection with the purchase, Lux 2 agreed to make deferred payments in the aggregate amount of €1.0 million ($1.4 million), of which the final payment was made on June 6, 2011 in the amount of €0.33 million ($0.47 million). The obligation to make such deferred payments was described in the Purchase Agreement, as modified by letter agreement dated August 11, 2008, and was not evidenced by a promissory note.

In connection with an acquisition by FleetCor Luxembourg Holding4 S.à r.l. in October 2010, the parties agreed to defer our payment of a portion of the purchase price, equal to approximately $1.1 million, which was paid in the February 2011.

In connection with our acquisition of Petrol Plus Region and an affiliated company in 2007, the parties agreed to defer our payment of a portion of the purchase price, equal to approximately $11.9 million, which was paid on February 1, 2010.

Securitization facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the Securitization Facility is $500 million. On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements. The Securitization Facility was amended for a sixth time on September 30, 2011 to permit us to sell receivables to the purchasers and repay purchasers on a non-ratable basis in order to take advantage of the lower cost of capital of certain purchasers. The facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the commercial paper rate of 0.34%, plus 0.90% as of December 31, 2011. The unused facility fee is payable at a rate of 0.50% per annum as of December 31, 2011.

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

The Securitization Facility provides for certain termination events, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things. There are no financial covenant requirements related to our Securitization Facility.

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

Revenue recognition and presentation

Revenue is derived from our merchant and network relationships as well as from customers and partners. We recognize revenue on fees generated through services to commercial fleets, major oil companies and petroleum marketers and record revenue net of the wholesale cost of the underlying products and services based on the following: (i) we are not the primary obligor in the arrangement and we are not responsible for fulfillment and the acceptability of the product; (ii) we have no inventory risk, do not bear the risk of product loss and do not make any changes to the product or have any involvement in the product specifications; (iii) we do not have significant latitude with respect to establishing the price for the product (predominantly fuel) and (iv) the amount we earn for our services is fixed.

Through our merchant and network relationships we primarily provide fuel, vehicle maintenance or lodging services to our customers. We derive revenue from our merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. Our net revenue consists of margin on fuel sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as an expense when the transaction is executed. We recognize revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. We have entered into agreements with major oil companies and petroleum marketers, which specify that a transaction is deemed to be captured when we have validated that the transaction has no errors and have accepted and posted the data to our records. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed.

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

Accounts receivable

As described above under the heading “Securitization Facility,” we maintain a $500 million revolving trade accounts receivable Securitization Facility. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a revolving basis, to FleetCor Funding LLC, a wholly-owned bankruptcy remote subsidiary. In turn, FleetCor Funding LLC sells, without recourse, on a revolving basis, up to $500 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit. FleetCor Funding LLC maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold to the conduit. Purchases by the conduit are financed with the sale of highly-rated commercial paper. On February 6, 2012, we extended the term of the Securitization Facility to February 4, 2013.

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

FleetCor Funding LLC determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. FleetCor Funding LLC retains a residual interest in the eligible receivables, such that amounts payable in respect of such residual interest will be distributed to FleetCor Funding LLC upon payment in full of all amounts owed by FleetCor Funding LLC to the financial institutions.

In June 2009, the FASB issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, or QSPE, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, we consolidated our QSPE. Using the carrying amounts of the assets and liabilities of the QSPE as prescribed by Accounting Standards Update (“ASU”) No. 2009-17 and any corresponding elimination of activity between the QSPE and us resulting from the consolidation on January 1, 2010, we recorded a $218 million increase in total assets, a $218 million increase in total liabilities and non-cash financing activities of $218 million.

Beginning January 1, 2010, our consolidated balance sheet and consolidated statement of income no longer reflect activity related to our retained economic interests, but instead reflect activity related to our securitized accounts receivable and the corresponding securitized debt, including interest expense, fees generated from late payments, provision for losses on accounts receivable, and interest expense. Interest expense and provisions for losses on accounts receivable associated with the securitized accounts receivable are no longer included as a reduction from revenues, net in the consolidated statement of income. The cash flows from borrowings and repayments, associated with the securitized debt, are now presented as cash flows from financing activities. Our consolidated statement of income for the year ended December 31, 2009 has not been retrospectively adjusted to reflect the adoption of ASU Nos. 2009-16 and 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to accounts receivable, the Securitization Facility, provision for losses on accounts receivable, interest expense and revenues, net.

Credit risk and reserve for losses on receivables

We control credit risk by performing periodic credit evaluations of our customers. Payments from customers are generally due within 14 days of billing. We routinely review our accounts receivable balances and make provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency.

Impairment of long-lived assets and intangibles

We test our other long-lived assets for impairment in accordance with relevant authoritative guidance. We evaluate whether impairment indicators related to our property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, we determine the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, we perform our testing of the asset group at the business-line level, as this is the lowest level for which identifiable cash flows are available.

We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of October 1, 2011. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. We early adopted the provisions of ASU 2011-08, as discussed below in “Adoption of New Accounting Standards”, and performed a qualitative assessment of certain of our reporting units before calculating the fair value of the reporting units in step 1 of the goodwill impairment test. In this qualitative assessment we individually considered the following items for each reporting unit where we determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results and future projections.

We completed step 1 of the goodwill impairment testing for certain of our reporting units. In this first step the reporting unit’s carrying amount, including goodwill is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

We estimate the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, EBITDA, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

At December 31, 2011 we had goodwill of $823.5 million recorded on our consolidated balance sheet. We completed our most recent annual goodwill asset impairment test on October 1, 2011 and determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Income taxes

We account for income taxes in accordance with relevant authoritative literature. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The realizability of deferred tax assets is also assessed.

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

Business combinations

We have accounted for business combinations under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist in determining fair value. Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired and any liabilities assumed. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in our results from operations beginning from the day of acquisition.

These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are included in operating results. The direct costs of the acquisition are recorded as operating expenses. Some of the 2008 and earlier acquisitions include additional contingent consideration related to future earnouts based on the growth of the market. When the contingencies are resolved and additional consideration is distributable, we will record the consideration issued as additional cost of the acquired company, or goodwill. The operating results of entities acquired are included in our consolidated statements of operation from the completion date of the applicable transaction.

Stock-based compensation

We account for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by our board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grand date fair value of stock option awards granted. There are assumptions within the Black-Scholes option pricing model. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. We base the risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, we consider a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of awards for which the requisite service is expected to be rendered.

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to our initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of our company or a public offering of our common stock, subject to certain other conditions. The vesting of the shares granted in 2011and 2010 are generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of our stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. For performance-based restricted stock awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Prior to our initial public offering, the grant date fair value was not readily available. Thus, in connection with making our fair value estimates related to our stock option and restricted stock grants prior to our initial public offering, we considered various factors including third-party equity transactions and certain commonly used valuation techniques. We sold convertible preferred stock to third parties in 2005, 2006 and 2009. In addition, in 2007 we repurchased common stock and preferred stock from the holders at a negotiated price, which we believe represented fair value. These third-party transactions served as a basis for determining the fair value of our common stock at various dates. In situations where we sold preferred stock that included conversion and dividend features, we considered such features in those instruments and the fact that such instruments could not be freely traded in determining a fair value for our common stock. Generally, we concluded that the fair value of our common stock was 10% to 25% less than the preferred stock at the date of such third-party transactions due to the features attributable to the preferred stock. In periods prior to third-party transactions, and in intervening periods subsequent to the third-party transactions, we utilized various earnings and revenue multiples to estimate the fair value of our common stock or to serve as an additional factor in determining fair value. Finally, we used information we obtained related to our acquisitions and the related determination of purchase prices for these acquisitions (which were generally based on earnings multiples) as additional data to help determine the fair value of our equity instruments.

We have continued to enhance our value through acquisitions and organic growth. Our third-party investors made their investments with the expectation that some form of liquidity event would occur in the future at values higher than their initial investments. We have continued to evaluate and adjust the estimated fair value of our common stock based on our acquisition strategy, organic growth, changes in management and other environmental factors. From June 2006 to December 2009, the estimated fair value of our common stock (as adjusted for the two and one half for one stock split effected November 30, 2010), as determined based on the factors noted above, increased from $6.55 per share to $18 per share and from April 2009 to December 2009, the fair value of our common stock increased from $10 per share to $18 per share. The factors we considered in connection with estimating the fair value of our common stock for the period from April 2009 through December 2009 were the consummation of our acquisitions of CLC Group, Inc. and ReD Fuel Cards (Europe) Limited in April 2009 and August 2009, respectively. These acquisitions—coupled with modest organic growth—contributed to increasing revenues and profitability measures during this period. Additionally, in December 2009, we began to consider certain strategic alternatives, including a liquidity event, which resulted in us having further discussions with third parties regarding our enterprise value. Based on these factors we estimated the fair value of our common stock had increased significantly during the period from April 2009 through December 2009. We completed our initial public offering at December 15, 2010 at a price of $23 per share.

Adoption of New Accounting Standards

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

In June 2009, the FASB issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualified special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, we consolidated the QSPE and the securitization of accounts receivable related to the QSPE is accounted for as a secured borrowing rather than as a sale. Accordingly, we recorded accounts receivable and short-term debt related to the Securitization Facility as assets and liabilities on our balance sheet. In addition, subsequent to the adoption, our statements of income no longer include securitization activities in revenue. Rather, we report the provision for bad debts and interest expense associated with the debt securities issued by the QSPE in processing expense and interest expense, net, respectively, on the Consolidated Statements of Income.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for us beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which were effective for us beginning January 1, 2011. Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on our results of operations, financial condition, or cash flows.

Multiple Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. We adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on our current revenue arrangements, the adoption of ASU 2009-13 did not have a material impact on our financial condition, results of operations, or cash flows.

Stock Based Compensation

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a Consensus of the FASB Emerging Issues Task Force.” ASU 2010-13 addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. Under the existing guidance in ASC 718-10, “Compensation-Stock Compensation,” we do not classify any of our stock-based compensation as liabilities. ASU 2010-13 was effective for the Company beginning on January 1, 2011.The adoption of ASU 2010-13 does not change our current accounting for its stock-based compensation awards as ASU 2010-13’s application contains an exception for share-based payments that, like our’s, use exercise prices denominated in the currency of the market in which substantial portions of the entity’s equity securities trade.

Business Combination Pro Forma Information

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have a material impact on our results of operations or financial condition.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment testing would be required. Otherwise, further testing would not be needed. This ASU is effective for all entities for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted this guidance effective October 1, 2011, for certain reporting units, for purposes of our 2011 annual goodwill impairment testing. The adoption of this standard did not have an impact on the Company’s financial condition, results of operations of cash flows.

Comprehensive Income Presentation

In September 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Also the earnings per share computations will not change and will continue to be based on net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the ASU on December 31, 2011, using two separate statements of income and comprehensive income.

Goodwill with Zero or Negative Carrying Amounts

In December 2010, the FASB issued ASU 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this standard did not have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

Pending Adoption of Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends ASC 820, “Fair Value Measurement” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are effective for us beginning January 1, 2012 and are required to be applied prospectively, with early adoption not permitted. Since ASU 2011-04 is a disclosure-only standard, its adoption will not affect our results of operations, financial condition, or cash flows.

Contractual obligations

The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2011 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$26.6	$6.1	$9.1	$4.5	$6.9
Credit Facility	417.5	140.0	52.5	225.0	—
Seller financing notes	1.3	0.4	0.4	0.2	0.3
Securitization facility	280.0	280.0	—	—	—

Total	$725.4	$426.5	$62.0	$229.7	$7.2

(a)	Deferred income tax liabilities as of December 31, 2011 were approximately $112.9 million. Refer to Note 11 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Management’s Use of Non-GAAP Financial Measures

Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. We have included in the discussion under the caption “Accounts receivable securitization” above a financial measure that was not prepared in accordance with GAAP. Within this caption, we define the non-GAAP financial measure, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

Revenues, net, excluding the impact of a non-renewed partner contract

We have defined the non-GAAP measure revenues, net, excluding the impact of a non-renewed contract, as revenues, net as reflected in our income statement and segment footnote less the revenues, net provided by the non-renewed partner in the years ended December 31, 2011, 2010 and 2009, as applicable.

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

Set forth below is a reconciliation of revenues, net, excluding the impact of a non-renewed contract to the most directly comparable GAAP measure, Revenues, net (in thousands) for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
North America
Revenues, net	$348,784	287,794	$227,373
Excluding non-renewed contract revenues	—	—	—

Revenues, net, excluding the impact of a non-renewed contract	$348,784	$287,794	$227,373

International
Revenues, net	$170,807	$146,047	$126,700
Excluding non-renewed contract revenues	—	(841)	(1,264)

Revenues, net, excluding the impact of a non-renewed contract	$170,807	$145,206	$125,436

Consolidated
Revenues, net	$519,591	$433,841	$354,073
Excluding non-renewed contract revenues	—	(841)	(1,264)

Revenues, net, excluding the impact of a non-renewed contract	$519,591	$433,000	$352,809

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 32.9%, 33.7% and 35.8% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2011 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during the year ended December 31, 2011 by approximately $7.3 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2010 and 2009 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated pretax income for the years ended December 31, 2010 and 2009 by approximately $6.8 million and $5.4 million, respectively.

Interest rate risk

We are exposed to changes in interest rates on our cash investments and debt. We invest our excess cash either to pay down our Securitization Facility debt or in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Under our new Credit Facility, we have a syndicated $300 million term loan agreement with a syndicate of term loan B investors in the United States, as well as a $600 million revolving credit facility. Interest on amounts outstanding under the Credit Agreement bear interest, at our election, at the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio.

Prior to entering into our new Credit Facility, we had borrowings outstanding under the 2005 Credit Facility and the CCS Credit Facility. On June 22, 2011, proceeds from our new Credit Facility were used to retire our existing indebtedness under the 2005 Credit Facility and the CCS Credit Facility.

Under the 2005 Credit Facility, we had a syndicated $300.0 million term loan agreement with a syndicate of term loan B investors in the United States. The term loan bore interest, at our election, at the prime rate or LIBOR plus a margin based on our leverage position. Under the 2005 Credit Facility, we also had a $50 million unsecured revolving credit facility with a syndicate of banks based in the United States and Europe. Borrowings bore a variable interest rate based at the prime rate or LIBOR plus a margin that varied according to our leverage position.

In addition, we had an $84.3 million term loan under our CCS Credit Facility. This term loan bore interest on a base rate, PRIBOR, plus a margin and mandatory cost.

Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2011 and 2010, if market interest rates had increased or decreased an average of 100 basis points, after considering the effect of our interest rate swap that expired in 2010, our interest expense would have changed by $1.3 million and $1.9 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FleetCor Technologies, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FleetCor Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2010 the Company adopted the authoritative guidance related to Transfers and Servicing and Consolidation.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Direct ors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FleetCor Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a prepaid fuel card and food voucher company in Mexico (Mexican Card and Voucher Company) and Allstar Business Solutions Limited (UK Fuel Card Company), which are included in the 2011 consolidated financial statements of FleetCor Technologies, Inc. and subsidiaries. The Mexican Card and Voucher Company and the UK Fuel Card Company constituted 26% and 21% of total and net assets, respectively, as of December 31, 2011 and 2.5% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of FleetCor Technologies, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Mexican Card and Voucher Company and the UK Fuel Card Company.

In our opinion, FleetCor Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 of FleetCor Technologies, Inc. and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 29, 2012

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$285,159	$114,804
Restricted cash	55,762	62,341
Accounts receivable (less allowance for doubtful accounts of $15,315 and $14,256, respectively)	481,791	260,163
Securitized accounts receivable—restricted for securitization investors	280,000	144,000
Prepaid expenses and other current assets	15,416	33,191
Deferred income taxes	4,797	4,484

Total current assets	1,122,925	618,983

Property and equipment	93,380	83,013
Less accumulated depreciation and amortization	(60,656)	(56,195)

Net property and equipment	32,724	26,818
Goodwill	823,549	601,666
Other intangibles, net	299,460	193,861
Other assets	45,834	42,790

Total assets	$2,324,492	$1,484,118

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$478,882	$177,644
Accrued expenses	42,242	49,176
Customer deposits	180,269	78,685
Securitization facility	280,000	144,000
Current portion of notes payable and other obligations	140,354	11,617

Total current liabilities	1,121,747	461,122

Notes payable and other obligations, less current portion	278,429	313,796
Deferred income taxes	112,880	83,255

Total noncurrent liabilities	391,309	397,051

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized, 113,741,883 shares issued and 81,860,213 shares outstanding at December 31, 2011; and 111,522,354 shares issued and 79,655,213 shares outstanding at December 31, 2010	114	112
Additional paid-in capital	466,203	421,991
Retained earnings	534,498	387,163
Accumulated other comprehensive loss	(13,716)	(8,101)
Less treasury stock (31,881,670 shares at December 31, 2011 and 31,867,141 shares at December 31, 2010)	(175,663)	(175,220)

Total stockholders’ equity	811,436	625,945

Total liabilities and stockholders’ equity	$2,324,492	$1,484,118

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Amounts)

	December 31
	2011	2010	2009
Revenues, net	$519,591	$433,841	$354,073
Expenses:
Merchant commissions	51,199	49,050	39,709
Processing	84,516	69,687	57,997
Selling	36,606	32,731	30,579
General and administrative	84,765	78,135	51,375
Depreciation and amortization	36,171	33,745	28,368

Operating income	226,334	170,493	146,045

Other income, net	(589)	(1,319)	(933)
Interest expense, net	13,377	20,532	17,363
Loss on early extinguishment of debt	2,669	—	—

Total other expense	15,457	19,213	16,430

Income before income taxes	210,877	151,280	129,615
Provision for income taxes	63,542	43,384	40,563

Net income	147,335	107,896	89,052
Calculation of income attributable to common shareholders:
Convertible preferred stock accrued dividends	—	(1,488)	(15,789)

Income attributable to common shareholders for basic earnings per share	$147,335	$106,408	$73,263

Earnings per share:
Basic earnings per share	$1.83	$3.00	$2.17

Diluted earnings per share	$1.76	$1.34	$1.13

Weighted average shares outstanding:
Basic weighted average shares outstanding	80,610	35,434	33,802

Diluted weighted average shares outstanding	83,654	80,751	78,854

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	December 31
	2011	2010	2009
Net income	$147,335	$107,896	$89,052
Other comprehensive (loss) income:
Fair value of interest rate swaps, net of tax	—	3,957	2,731
Foreign currency translation adjustment (loss) gain, net of tax	(5,615)	115	4,374

Total other comprehensive (loss) income	(5,615)	4,072	7,105

Total comprehensive income	$141,720	$111,968	$96,157

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Notes for Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$212,864	$65	$92,564	$162,464	$(175,220)	$(195)	$(19,278)	$273,264
Net income	—	—	—	89,052	—	—	—	89,052
Fair value of interest rate swaps, net of tax of ($1,674)	—	—	—	—	—	—	2,731	2,731
Other comprehensive income from currency exchange, net of tax of $500	—	—	—	—	—	—	4,374	4,374

Total comprehensive income								96,157
Payment of note for preferred stock	—	—	—	—	—	195	—	195
Issuance of common stock	—	1	2,930	—	—	—	—	2,931
Issuance of preferred stock	102,000	—	—	—	—	—	—	102,000
Issuance of preferred stock	—	—	(498)	—	—	—	—	(498)
Accretion of convertible preferred stock	15,790	—	—	(15,790)	—	—	—	—

Balance at December 31, 2009	330,654	66	94,996	235,726	(175,220)	—	(12,173)	474,049
Net income	—	—	—	107,896	—	—	—	107,896
Fair value of interest rate swaps, net of tax of $2,425	—	—	—	—	—	—	3,957	3,957
Other comprehensive income from currency exchange, net of tax of $3	—	—	—	—	—	—	115	115

Total comprehensive income								111,968
Payment of dividends on convertible preferred stock	(7,635)	—	—	—	—	—	—	(7,635)
Conversion of convertible preferred stock to common stock in connection with initial public offering	(323,019)	45	279,433	43,541	—	—	—	—
Issuance of common stock	—	1	47,562	—	—	—	—	47,563

Balance at December 31, 2010	—	112	421,991	387,163	(175,220)	—	(8,101)	625,945
Net income	—	—	—	147,335	—	—	—	147,335
Other comprehensive income from currency exchange, net of tax of $0	—	—	—	—	—	—	(5,615)	(5,615)

Total comprehensive income								141,720
Repurchase of common stock	—	—	—	—	(443)	—	—	(443)
Issuance of common stock	—	2	44,212	—	—	—	—	44,214

Balance at December 31, 2011	$—	$114	$466,203	$534,498	$(175,663)	$—	$(13,716)	$811,436

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2011	2010	2009
Operating activities
Net Income	$147,335	$107,896	$89,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,451	11,261	9,648
Stock-based compensation	21,743	26,755	2,666
Provision for losses on accounts receivable	19,226	18,883	32,593
Amortization of deferred financing costs	1,864	2,016	1,842
Amortization of intangible assets	19,590	17,205	13,900
Amortization of premium on receivables	3,266	3,263	3,257
Deferred income taxes	(2,920)	(3,952)	4,395
Loss on early extinguishment of debt	2,669	—	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	6,579	5,639	3,243
Accounts receivable	(80,024)	(38,960)	2,345
Prepaid expenses and other current assets	17,581	(3,506)	11,002
Other assets	(1,935)	63	(370)
Excess tax benefits related to stock-based compensation	(13,727)	(10,710)	—
Accounts payable, accrued expenses, and customer deposits	126,927	3,902	5,217

Net cash provided by operating activities	279,625	139,755	178,790

Investing activities
Acquisitions, net of cash acquired	(333,763)	(10,022)	(231,097)
Purchases of property and equipment	(13,454)	(11,194)	(9,677)

Net cash used in investing activities	(347,217)	(21,216)	(240,774)

Financing activities
Net proceeds from initial public offering	—	9,560	—
Excess tax benefits related to stock-based compensation	13,727	10,710	—
Proceeds from (payments on) securitization facility, net	136,000	(74,000)	—
Deferred financing costs paid	(7,839)	(1,067)	—
Proceeds from notes payable	425,000	—	—
Payment of dividends on convertible preferred stock	—	(7,634)	—
Proceeds from issuance of common stock	8,477	538	266
Proceeds from issuance of convertible preferred stock, net	—	—	93,696
Principal payments on notes payable	(338,965)	(24,634)	(21,658)
Principal payments on other obligations	—	(17)	(66)
Other	(179)	—	—

Net cash provided by (used in) financing activities	236,221	(86,544)	72,238

Effect of foreign currency exchange rates on cash	1,726	(1,892)	4,092

Net increase in cash	170,355	30,103	14,346
Cash and cash equivalents at beginning of year	114,804	84,701	70,355

Cash and cash equivalents at end of year	$285,159	$114,804	$84,701

Supplemental cash flow information
Cash paid for interest	$14,961	$21,409	$22,242

Cash paid for income taxes	$49,205	$45,998	$28,094

Adoption of new accounting guidance related to asset securitization facility	$—	$218,000	$—

Non-cash investing activity
Non-cash issuance of preferred stock	$—	$—	$8,000

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2011

1. Description of Business

FleetCor Technologies Inc. and its subsidiaries (the Company) is a leading independent global providers of specialized payment products and services to businesses, commercial fleets, major oil companies, lodging clients, petroleum marketers and government entities in North America, Latin America and Europe. The Company provides payment products and services in a variety of combinations to create customized payment solutions for customers. The Company sells its products and services directly and indirectly through major oil companies and petroleum marketers with whom it has strategic relationships. The Company provides customers with various card products that function like a charge card to purchase fuel, lodging and related products and services at participating locations. The Company’s payment programs enable businesses to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. To support the payment products, the Company also provides a range of services, such as issuing and processing, as well as specialized information services that provide customers with value-added functionality and data. Customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall operating costs. The Company’s reporting segments, North America and International, reflect the Company’s global organization. Within its segments, services are provided to commercial fleets, major oil companies, and petroleum marketers. The Company also provides lodging and transportation management services in North America and prepaid fuel and food vouchers and cards internationally that may be used as a form of payment in restaurants, grocery stores and gas stations.

2. Summary of Significant Accounting Policies

Revenue Recognition and Presentation

Revenue is derived from the Company’s merchant and network relationships as well as from customers and partners. The Company recognizes revenue on fees generated through services to commercial fleets, major oil companies and petroleum marketers and records revenue net of the wholesale cost of the underlying products and services based on the following: (i) the Company are not the primary obligor in the arrangement and is not responsible for fulfillment and the acceptability of the product; (ii) the Company has no inventory risk, does not bear the risk of product loss and does not make any changes to the product or have any involvement in the product specifications; (iii) the Company does not have significant latitude with respect to establishing the price for the product and (iv) the amount the Company earns for its services is fixed.

Through the Company’s merchant and network relationships the Company primarily provides fuel, vehicle maintenance or lodging services to its customers. The Company derives its revenue from the Company’s merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. The Company’s net revenue consists of margin on fuel sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price the Company pays to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the transaction is executed. The Company recognizes revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company has entered into agreements with major oil companies and petroleum marketers that specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and have accepted and posted the data to the Company’s records. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Consolidated Balance Sheets and are disclosed in Note 3. The fair values of certain of the Company’s short and long-term debt approximates their carrying values as they bear interest at varying rates.

Business Combinations

Business combinations completed by the Company have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in the Company’s results from operations beginning from the day of acquisition.

These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are included in operating results. The direct costs of the acquisition are recorded as operating expenses. Certain historic acquisitions include additional contingent consideration related to future earnouts based on the growth of the market. The operating results of entities acquired are included in the Consolidated Statements of Income from the completion date of the applicable transaction.

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

The Company completed its most recent annual goodwill and indefinite-life intangible asset impairment test as of October 1, 2011. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. The Company early adopted the provisions of ASU 2011-08, as discussed below in “Adoption of New Accounting Standards”, and performed a qualitative assessment of certain of our reporting units before calculating the fair value of the reporting units in step 1 of the goodwill impairment test. In this qualitative assessment the Company individually considered the following items for each reporting unit where the Company determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results and future projections.

The Company completed step 1 of the goodwill impairment testing for certain of our reporting units. In this first step, the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

The Company estimated the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The Company discounted the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Based on the goodwill asset impairment test on October 1, 2011, the Company determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Property, Plant and Equipment and Definite-Lived Intangible Assets

Property, plant and equipment are stated at cost. Depreciation expense is calculated principally on the straight-line basis. Definite-lived intangible assets, consisting primarily of customer relationships, are stated at fair value upon acquisition. Definite-lived intangible assets are amortized on a straight-line basis. Customer relationship useful lives are estimated using historical customer attrition rates.

Income Taxes

The Company accounts for income taxes in accordance with relevant authoritative literature. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed.

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

Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. No significant ineffectiveness was recorded on designated hedges in the years ended December 31, 2010 and 2009. At December 31, 2010, all interest rate swaps had matured.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains for the years ended December 31, 2011, 2010 and 2009 of $0.6 million, $0.5 million and $0.9 million, respectively, which are classified within other income, net in the Consolidated Statements of Income.

Stock-Based Compensation

The Company accounts for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grand date fair value of stock option awards granted. There are assumptions within the Black-Scholes option pricing model. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options. The Company bases the risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the volatility of the share price of the Company’s common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption, the Company considers a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of awards for which the requisite service is expected to be rendered.

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to the Company’s initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of the Company or a public offering of the Company’s common stock, subject to certain other conditions. The vesting of the shares granted in 2011 and 2010 are generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of the Company’s stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. For performance-based restricted stock awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.

Deferred Financing Costs

Costs incurred to obtain financing, net of accumulated amortization, are included in other long-term assets in the Consolidated Balance Sheets, and are amortized over the term of the related debt. In June 2011, the Company wrote-off $1.7 million and $1.0 million in deferred debt issuance costs associated with the extinguishment of the 2005 Facility and CCS Credit Facility, respectively. Additionally, the Company incurred debt issuance costs associated with its new Credit Facility of $7.2 million. At December 31, 2011 and 2010, the Company had net deferred financing costs of $6.6 million and $2.3 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners. The Company discloses comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special purpose-entity, which had previously facilitated sale accounting for certain asset transfers, was removed by this guidance. In addition, the guidance also shifts the determination of which enterprise should consolidate a variable interest entity (VIE) to a current control approach, such that an entity that has both the power to make decisions and the right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE. The guidance also requires ongoing assessments related to who should consolidate the VIE. This guidance was effective as of January 1, 2010.

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

Beginning January 1, 2010, the Company’s consolidated balance sheet and statement of income no longer reflects activity related to its retained residual interest in eligible accounts receivable sold to Funding, but instead reflect the activity related to its securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. Interest expense and the provision for losses on accounts receivable associated with the securitized accounts receivable are no longer included as a deduction from revenues, net in the consolidated statements of income, resulting in an increase of $27.2 million of revenues, net for the year ended December 31, 2010 compared to the year ended December 31, 2009. The cash flows from borrowings and repayments, associated with the securitized debt, are now presented as cash flows from financing activities. The Company’s consolidated statement of income for the year ended December 31, 2009 has not been retrospectively adjusted to reflect the adoption of this accounting guidance. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to accounts receivable, the securitization facility, the provision for losses on accounts receivable, interest expense and revenues, net.

On February 6, 2012, the Company extended the term of its asset securitization facility to February 4, 2013. The Company capitalized $0.6 million in deferred financing fees in connection with this extension.

The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2011	2010
Gross domestic retained receivables	$84,087	$160,641
Securitized gross accounts receivable	280,000	144,000
Gross foreign receivables	413,019	113,778

Total gross receivables	777,106	418,419
Less allowance for doubtful accounts	(15,315)	(14,256)

Net accounts receivable	$761,791	$404,163

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Allowance for doubtful accounts beginning of year	$14,256	$14,764	$10,407
Add:
Provision for bad debts	19,226	18,883	32,593
Less:
Write-offs	(18,167)	(19,391)	(28,236)

Allowance for doubtful accounts end of year	$15,315	$14,256	$14,764

All foreign receivables are Company owned receivables and are not included in the Company’s receivable securitization program. At December 31, 2011 and 2010, there was $280 million and $144 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

Purchase of Receivables

The Company recorded a premium on the purchase of receivables, which represented the amount paid in excess of the fair value of the receivables at the time of purchase. This premium is included in other long-term assets in the Consolidated Balance Sheets and is being amortized over its remaining useful life. At December 31, 2011 and 2010, the remaining net premium on the purchase of receivables was $23.0 million and $26.3 million, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense were $8.9 million, $8.2 million and $9.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Concentrations

During 2011 and 2010, one customer, a major oil company, accounted for approximately 11% of the Company’s consolidated revenue. Agreements with the major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from less than one year up to ten years.

No single customer represented more than 10% of consolidated revenue in 2009.

Earnings Per Share

Basic earnings per share is calculated using the weighted average of common stock and non vested restricted shares outstanding, unadjusted for dilution, and net income is adjusted for preferred stock accrued dividends to arrive at income attributable to common shareholders.

Diluted earnings per share is calculated using the weighted average shares outstanding and contingently issuable shares less weighted average shares recognized during the period. The net outstanding shares have been adjusted for the dilutive effect of common stock equivalents, which consist of outstanding stock options and unvested restricted stock units.

Initial Public Offering

On December 20, 2010, the Company completed an initial public offering of its common stock and issued 430,961 common shares and received net proceeds of $9,560,000. Selling shareholders sold 14,145,289 common shares (including shares sold in connection with the Underwriter’s overallotment option, which was exercised on December 20, 2010), for which the Company received no proceeds from such sale. In connection with the initial public offering (i) all previously issued convertible preferred stock was converted into 43,575,148 shares of common stock, (ii) all cumulative dividends on the Company’s convertible preferred stock, except for a portion of the dividends related to the Series D-3 convertible preferred stock where holders received cash dividends of approximately $7.6 million, were forgiven, (iii) compensation expense of $23.0 million was recorded related to 1,930,972 shares of restricted stock and stock options which vested upon the closing of the initial public offering, and (iv) a two and one-half for one stock split was effected on November 29, 2010. All common share and per common share amounts within the consolidated financial statements and footnotes have been adjusted for all periods to reflect the stock split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements within the fair value hierarchy. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU was effective for the Company beginning January 1, 2010, except for the requirements to provide the Level 3 activity of purchases, sales, issuance, and settlements, if any, which were effective for the Company beginning January 1, 2011. Since ASU 2010-06 is a disclosure-only standard, its adoption had no impact on the Company’s results of operations, financial condition, or cash flows.

Multiple Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, “Multiple Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” which supersedes certain guidance in ASC 605-25, “Revenue Recognition-Multiple Element Arrangements,” and requires an entity to allocate arrangement consideration to all of its deliverables at the inception of an arrangement based on their relative selling prices (i.e., the relative-selling-price method). The use of the residual method of allocation will no longer be permitted in circumstances in which an entity recognized revenue for an arrangement with multiple deliverables subject to ASC 605-25. ASU 2009-13 also requires additional disclosures. The Company adopted the provisions of ASU 2009-13 beginning on January 1, 2011. Based on the Company’s current revenue arrangements, the adoption of ASU 2009-13 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Stock Based Compensation

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a Consensus of the FASB Emerging Issues Task Force.” ASU 2010-13 addresses whether an entity should classify a share-based payment award as equity or a liability if the award’s exercise price is denominated in the currency in which the underlying security trades and that currency is different from the (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. Under the existing guidance in ASC 718-10, “Compensation-Stock Compensation,” the Company does not classify any of its stock-based compensation as liabilities. ASU 2010-13 was effective for the Company beginning on January 1, 2011. The adoption of ASU 2010-13 does not change the Company’s current accounting for its stock-based compensation awards as ASU 2010-13’s application contains an exception for share-based payments that, like the Company’s, use exercise prices denominated in the currency of the market in which substantial portions of the entity’s equity securities trade.

Business Combination Pro Forma Information

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment testing would be required. Otherwise, further testing would not be needed. This ASU is effective for all entities for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted this guidance effective October 1, 2011, for certain reporting units, for purposes of our 2011 annual and goodwill impairment testing. The adoption of this standard did not have an impact on the Company’s financial condition, results of operations of cash flows.

Comprehensive Income Presentation

In September 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Also the earnings per share computations will not change and will continue to be based on net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the ASU on December 31, 2011, using two separate statements of income and comprehensive income.

Goodwill with Zero or Negative Carrying Amounts

In December 2010, the FASB issued ASU 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this standard did not have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

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

Fair Value Measurement and Disclosure Requirements

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

The Company’s financial assets and liabilities adjusted to fair value at least quarterly are its money market fund investments included in cash and cash equivalents, and in prior years its residual interest in eligible receivables sold to the Facility included with net accounts receivable, and its derivative instruments, which are primarily included in accrued expenses. The Company determines the fair value of its money market fund investments based on quoted market prices. There were no financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011.

Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments. The Company generally uses derivatives for hedging purposes pursuant to the relevant authoritative guidance, and the Company’s derivatives are interest rate swaps. There were no Level 2 assets which required fair value determinations at December 31, 2011 and 2010.

Level 3 fair value determinations are derived from the Company’s estimate of recovery based on historical collection trends. There were no Level 3 assets or liabilities which required fair value determinations at December 31, 2011 and 2010.

The Company determines the fair value of its derivative instruments based on Level 2 inputs in the fair value hierarchy.

The following tables present the Company’s financial assets and liabilities which are measured at fair values on a recurring basis and that are subject to the disclosure requirements of the authoritative guidance as of December 31, 2010 (in millions):

Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2010
Assets:
Money market fund investments	$12.6	$12.6	$—	$—

Total	$12.6	$12.6	$—	$—

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. As necessary, the Company generally uses projected cash flows, discounted as appropriate under relevant guidance, to estimate the fair values of the assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

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

Upon any conversion of shares of Series D and Series E Preferred Stock into shares of common stock, all unpaid accrued dividends are forgiven, except with respect to Series D-3 and Series E which could be converted into shares of common stock in a Public Offering. Upon this occurrence, with regard to Series D-3, the Company is obligated to pay three-eighths of all unpaid Series D-3 prior accruing dividends. With regard to Series E, the Company is obligated to convert at the greater of the Series E liquidation value divided by the offering price or $18 divided by the offering price if the public offering price is below a predetermined minimum value. Assuming the Series E Preferred Stock liquidation value is less than $18 per share (such per share amount as adjusted for the stock split, stock dividends and share combinations) at the time of a public offering, the Company would be obligated to issue 112.5, 11.25, 4.5, or 2.55 shares of common stock for each share of Series E Preferred Stock if the public offering price was $0.40, $4.00, $10.00 or $17.60 per common share, respectively. Upon conversion of the Series E Preferred Stock into shares of common stock, all unpaid accrued dividends are forgiven. Further, where the offering price is equal to or greater than $45.00 (such per share amount as adjusted for stock splits, stock dividends and share combinations), each share of Series E Preferred Stock is convertible into one share of common stock.

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

5. Share Based Compensation

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to key employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150, 26,963,150 and 20,213,150 shares for the years ended December 31, 2011, 2010 and 2009, respectively. There were 2,139,799 additional options available for grant under the Plans at December 31, 2011.

The table below summarizes the expense related to share-based payments for the years ended December 31 (in thousands):

	2011	2010	2009
Stock options	$9,654	$3,775	$2,666
Restricted stock	12,089	22,980	—

Stock-based compensation	$21,743	$26,755	$2,666

The tax benefits recorded on stock based compensation were $7.2 million, $7.8 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2011:

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$25,765	1.97
Restricted stock	15,102	1.88

Total	$40,867

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

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant, as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company issues new shares upon stock option exercises.

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2008	7,595	$6.55	4,375	$3.82		$76,629
Granted	1,375	11.46			$2.96
Exercised	(215)	1.23				3,608
Forfeited	(693)	7.42

Outstanding at December 31, 2009	8,062	7.45	5,523	5.15		70,958
Granted	3,724	22.56			9.19
Exercised	(143)	5.04				3,697
Forfeited	(729)	11.95
Tendered	(685)	5.63

Outstanding at December 31, 2010	10,229	12.79	5,168	6.06		128,472
Granted	526	30.56			9.72
Exercised	(2,008)	4.51				50,921
Forfeited	(406)	20.96

Outstanding at December 31, 2011	8,341	$15.51	4,394	$10.13		$119,802

Vested and expected to vest at December 31, 2011	8,341	$15.51

The following table summarizes information about stock options outstanding at December 31, 2011 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$0.15	52	—	52
1.20 – 1.56	176	—	176
2.00 – 2.31	810	—	810
5.20	705	—	705
6.55	13	—	13
10.00 – 10.07	1,224	0.69	792
12.00 – 14.00	1,504	0.22	1,225
18.00	108	1.96	52
20.00	414	3.31	81
23.00	2,809	3.31	419
27.37 – 27.83	136	3.82	—
29.00 – 29.90	227	3.13	53
33.49 – 34.72	163	3.65	16

	8,341		4,394

The aggregate intrinsic value of options exercisable at December 31, 2011 was $86.8 million. The weighted average remaining contractual term of options exercisable at December 31, 2011 was 5.5 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31 as follows:

	2011	2010	2009
Risk-free interest rate	1.47%	1.93%	2.61%
Dividend yield	—	—	—
Expected volatility	37.83%	44.53%	31.14%
Expected life (in years)	4.03	4.19	3.33

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

The weighted-average remaining contractual life for options outstanding was 7.0 and 7.25 years at December 31, 2011 and 2010, respectively.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to the Company’s initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of the Company or a public offering of the Company’s common stock, subject to certain other conditions. The vesting of the shares granted in 2011 and 2010 are generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of the Company’s stock.

The fair value of restricted stock shares based on market conditions was estimated using the Monte Carlo option pricing model with the following assumptions during 2011.

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

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	3,225	2.17
Granted	853	11.35
Cancelled	(63)	14.00

Outstanding at December 31, 2009	4,015	4.41
Granted	1,475	22.68
Cancelled	(263)	15.24
Sold/issued	(3,977)	4.40

Outstanding at December 31, 2010	1,250	$21.93
Granted	261	31.08
Cancelled	(50)	21.00
Sold/issued	(621)	23.12

Outstanding at December 31, 2011	840	$23.15

6. Acquisitions

2011 Acquisitions

During 2011, the Company completed several foreign acquisitions with an aggregate purchase price of $333.8 million, net of cash acquired.

Allstar Business Solutions Limited

On December 13, 2011, the Company acquired all of the outstanding stock of Allstar Business Solutions Limited (Allstar) in the United Kingdom. The purpose of the transaction was to expand the Company’s European commercial fleet card offerings. The results of Allstar are included in the Company’s consolidated financial statements from the date of the acquisition. The total consideration for this acquisition was £200 million or approximately $312 million, including amounts applied at the closing to the repayment of Allstar’s debt. The consideration for the transaction was paid using FleetCor’s existing cash and credit facilities.

The following unaudited pro forma statements of income for the years ended December 31, 2011 and 2010 have been prepared to give effect to the Allstar acquisition described above assuming that it occurred on January 1 of each fiscal year presented. The pro forma statements of income are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had this transaction actually occurred at the beginning of the periods presented, nor do they intend to be a projection of future results of operations. The pro forma statements of income have been prepared from the Company’s and Allstar’s historical audited consolidated statements of income for the years ended December 31, 2011 and 2010.

The pro forma information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including without limitations, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of Allstar’s tangible and intangible assets resulting from the acquisition. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

	Pro forma statements of income for the year ended December 31 (unaudited) (in thousands except per share data)
	2011	2010
Income statement data:
Revenues, net	$595,864	$505,287
Income before income taxes	223,251	162,153
Net income	156,430	115,496

Earnings per share:
Basic	$1.94	$3.22
Diluted	1.87	1.43

Weighted average shares outstanding:
Basic	80,610	35,434
Diluted	83,654	80,751

The following table summarizes the preliminary allocation of the purchase price for Allstar (in thousands):

Trade and other receivables	$253,628
Prepaid expenses and other	139
Property and equipment	601
Goodwill	172,898
Other intangible assets	82,053
Notes and other liabilities assumed	(177,004)
Deferred tax liabilities	(20,485)

Purchase price	$311,830

The allocation of purchase price is preliminary due to the timing of the acquisition and our fiscal year end. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Allstar. Included within goodwill is $20.5 million of deferred income tax liabilities recorded as part of the purchase price allocation. The goodwill acquired with this business is not deductible for tax purposes.

Mexican Prepaid FuelCard and Food Voucher business

In August 2011, the Company acquired all of the stock of a prepaid fuel card and food voucher company in Mexico. The acquired company provides fuel and food card/voucher services to businesses and governmental entities in Mexico and serves over 10,000 businesses, with over 800,000 cardholders and beneficiaries. Purchases are predominately prepaid and revenues are earned both from customers and merchants. Results from the acquired Mexico business are reported in our International segment. This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition. The goodwill acquired with this business is not deductible for tax purposes.

At December 31, 2011, approximately $237 million of the Company’s goodwill is deductible for tax purposes. The Company incurred acquisition related costs of $2.3 million in 2011, which are included within general and administrative expenses in the Consolidated Statements of Income. These acquisitions did not materially affect revenues and earnings during 2011.

2010 Acquisitions

During 2010, the Company completed several foreign acquisitions with an aggregate purchase price of $11.2 million.

The following table summarizes the allocation of the purchase price for the acquisitions during 2010 (in thousands):

Trade and other receivables	$914
Prepaid expenses and other	5,378
Property and equipment	70
Goodwill	11,330
Other intangible assets	13,502
Notes and other liabilities assumed	(20,361)

Purchase price	$10,833

The purchase price is net of cash and cash equivalents acquired totaling $1.9 million. Included within goodwill is $1.5 million of deferred income tax liabilities recorded as part of the purchase price allocation.

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	2010 Acquisitions
Customer relationships	9 – 20	$11,461
Merchant network	5 – 15	2,041

		$13,502

2009 Acquisitions

CLC Group, Inc. and Subsidiaries

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

	Pro forma statements of income for the year ended December 31 (unaudited) (in thousands except per share data)
	2010	2009
Income statement data:
Revenues, net	$433,841	$370,381
Income before income taxes	151,280	137,092
Net income	107,896	93,413

Earnings per share:
Basic	$3.00	$2.33
Diluted	1.34	1.15

Weighted average shares outstanding:
Basic	35,434	33,802
Diluted	80,751	80,979

ReD Fuel Cards (Europe)

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

The following table summarizes the allocation of the purchase price for all acquisitions during 2009 (in thousands):

Trade and other receivables	$40,072
Prepaid expenses and other	6,708
Property and equipment	6,793
Goodwill	182,899
Other intangible assets	99,820
Notes and other liabilities assumed	(103,855)

Purchase price	$232,437

The purchase price is net of cash and cash equivalents acquired totaling $3.0 million. Included within goodwill is $39.2 million of deferred income tax liabilities recorded as part of the purchase price allocation.

Intangible assets allocated in connection with the purchase price allocations in 2009 consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	2009 Acquisitions
Customer relationships	9 – 20	$80,863
Trade names and trademarks—indefinite	N/A	5,926
Merchant network	5 – 15	7,930
Non compete agreements	2 – 5	581
Software	3 – 10	4,520

		$99,820

7. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2010	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2011
Segment
North America	$275,929	$—	$785	$—	$276,714
International	325,737	225,733	(4,687)	52	546,835

	$601,666	$225,733	$(3,902)	$52	$823,549

	December 31, 2009	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2010
Segment
North America	$274,929	$—	$1,000	$—	$275,929
International	315,407	1,514	9,150	(334)	325,737

	$590,336	$1,514	$10,150	$(334)	$601,666

Goodwill adjustments in 2011 represent earnouts of $0.8 million and other adjustments of $4.7 million related to prior year foreign acquisitions. Goodwill adjustments in 2010 represent earnouts of $1.0 million and other adjustments of $9.2 million related to prior year foreign acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2011			2010
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$336,839	$(61,110)	$275,729	$218,250	$(43,184)	$175,066
Trade names and trademarks—indefinite lived	N/A	18,626	—	18,626	12,626	—	12,626
Trade names and trademarks—other	3 to 15	3,160	(1,200)	1,960	3,160	(980)	2,180
Software	3 to 10	5,530	(3,383)	2,147	5,530	(2,283)	3,247
Non compete agreements	2 to 5	2,471	(1,473)	998	1,871	(1,129)	742

Total other intangibles		$366,626	$(67,166)	$299,460	$241,437	$(47,576)	$193,861

Amortization expense related to intangible assets for the years ended December 31, 2011, 2010, and 2009 was $19.6 million, $17.2 million, and $13.9 million, respectively.

The future estimated amortization of intangibles at December 31, 2011 is as follows (in thousands):

2012	$28,673
2013	28,260
2014	27,188
2015	26,858
2016	26,051
Thereafter	143,804

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2011	2010
Computer hardware and software	3 to 7	$72,920	$65,419
Card-reading equipment	5	6,960	6,695
Furniture, fixtures, and vehicles	3 to 6	5,236	5,619
Buildings and improvements	10 to 30	8,264	5,280

Property, plant and equipment, gross		93,380	83,013
Less: accumulated depreciation		(60,656)	(56,195)

Property, plant and equipment, net		$32,724	$26,818

Depreciation expense related to property and equipment for the years ended December 31, 2011, 2010, and 2009 was $11.5 million, $11.3 million, and $9.6 million, respectively. Depreciation expense includes $4.1 million, $3.9 million, and $3.7 for capitalized computer software costs for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, the Company had unamortized computer software costs of $13.8 million and $11.4 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2011	2010
Accrued bonuses	$6,120	$4,397
Accrued interest	77	580
Accrued taxes	10,256	26,333
Other	25,789	17,866

	$42,242	$49,176

10. Debt

The Company’s debt instruments at December 31, 2011 and 2010, consist primarily of term notes and a securitization facility as follows (in thousands):

	2011	2010
Term note payable—domestic(a)	$292,500	$—
Revolving line of credit—domestic(a)	125,000
Term note payable—domestic(b)	—	270,350
Term note payable—foreign(c)	—	52,830
Other obligations	1,283	2,233

Total notes payable and other obligations	418,783	325,413
Securitization facility(d)	280,000	144,000

Total notes payable, credit agreements and securitization facility	$698,783	$469,413

Current portion	$420,354	$155,617
Long-term portion	278,429	313,796

Total notes payable, credit agreements and securitization facility	$698,783	$469,413

(a)	The Company entered into a $300 million term loan and a $600 million revolving line of credit on June 22, 2011. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and a sublimit for multicurrency borrowings in Euros, Sterling and Japanese Yen. Proceeds from this new credit facility were used to retire the Company’s indebtedness under its 2005 Credit Facility and CCS Credit Facility, as described below. At December 31, 2011, the Company had $293 million borrowings outstanding on the term loan and $125 million outstanding on the revolving line of credit, respectively. Interest on the line of credit ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term loan is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in June 2016. Borrowings on the revolving credit facility are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. This facility is referred to as the Credit Facility. Principal payments of $7.5 million were made on the term loan during 2011.
(b)	The Company entered into a $130 million term loan and a $30 million revolving line of credit on June 2, 2005. On April 30, 2007, the Company amended and restated the facility increasing the term loan to $250 million, increasing the revolving line of credit facility to $50 million and entering into a $50 million delayed draw term loan facility. This facility is referred to as the 2005 Credit Facility. In April 2008, the Company borrowed the additional $50 million from the delayed draw term loan facility. The revolving line of credit facility was comprised of a $30 million US tranche and a $20 million global tranche and was collateralized by the assets and operations of the respective country where the borrowings are incurred. Interest on the term loan was payable at a rate per annum equal to the sum of the Base Rate plus 1.25% or the Eurodollar Rate plus 2.25%. Interest on the line of credit ranged from the sum of the Base Rate plus 1.00% to 1.50% or the Eurodollar Rate plus 2.00% to 2.50%. The term loan was payable in quarterly installments of 0.25% of the initial aggregate principal amount of the loans and was due on the last business day of each March, June, September, and December with the final principal payment due in April 2013. On June 22, 2011, proceeds from the Company’s new Credit Facility were used to retire the Company’s existing indebtedness under the 2005 Credit Facility. Principal payments of $270.4 million and $5.9 million were made on the term loan during 2011 and 2010, respectively, which includes the final payment to retire the indebtedness.
(c)

On December 7, 2006, one of the Company’s foreign subsidiaries entered into foreign term loans in the Czech Republic denominated in Czech Koruna. The Facility A term loan was for CZK 990 million ($49.8 million) and the Facility B term loan was for CZK 685 million ($34.5 million). This facility is referred to as the CCS Credit Facility. Interest on the Facility A term loan was payable at a rate per annum equal to the sum of PRIBOR (Prague Interbank Offered Rate) plus 0.95% to 1.75%. Interest on the Facility B term loan was payable at a rate per annum equal to the sum of PRIBOR plus 2.0% to 2.9%. The Facility A term loan was payable in semiannual payments in June and December of each year beginning in June 2007 and ending in December 2013. The Facility B term loan was payable in a lump sum in December 2014. On June 22, 2011, proceeds from the Company’s new Credit Facility were used to retire the Company’s existing indebtedness under the CCS Credit Facility. Principal payments of $59.7 million and $6.5 million were made on the term loan during 2011 and 2010, respectively, which includes the final payment to retire the indebtedness.
(d)	The Company is party to a receivables purchase agreement (Securitization Facility) that was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove all financial covenants. The current purchase limit under the securitization facility is $500 million. The facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the Commercial Paper Rate of 0.34%, plus 0.90% as of December 31, 2011. The unused facility fee is payable at a rate of 0.50% per annum as of December 31, 2011. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

The Company was in compliance with all financial covenants at December 31, 2011.

The contractual maturities of the Company’s notes payable at December 31, 2011 are as follows (in thousands):

2012	$140,354
2013	22,776
2014	30,116
2015	45,111
2016	180,111
Thereafter	315

In November 2007, the Company entered into an interest rate swap agreement with a notional value of $175.0 million, which matured in November 2010. The agreement converted a portion of the Company’s variable rate debt exposure to a fixed rate.

The Company recorded any differences paid or received on these interest rate agreements as adjustments to interest expense over the life of the agreements. These interest rate agreements have been designated as cash flow hedges and the changes in the fair value of the agreements were recorded to accumulated other comprehensive income. During the years ended December 31, 2010 and 2009, no gains or losses were recognized on these instruments and there was no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to these agreements resulted in $6.0 million and $7.0 million of increases in interest expense for the years ended December 31, 2010 and 2009, respectively. All swaps had matured as of December 31, 2010.

11. Income Taxes

Income before the provision for income taxes is attributable to the following jurisdictions (in thousands) for years ended December 31:

	2011	2010	2009
United States	$144,928	$92,979	$83,561
Foreign	65,949	58,301	46,054

Total	$210,877	$151,280	$129,615

The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$45,817	$31,337	$16,636
State	2,578	2,545	1,321
Foreign	17,375	13,496	13,355

Total current	65,770	47,378	31,312
Deferred:
Federal	1,538	(1,308)	10,558
State	132	(93)	900
Foreign	(3,898)	(2,593)	(2,207)

Total deferred	(2,228)	(3,994)	9,251

Total provision	$63,542	$43,384	$40,563

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the years ended December 31 due to the following (in thousands):

	2011		2010		2009
Computed “expected” tax expense	$73,807	35.00%	$52,948	35.00%	$43,565	35.00%
Changes resulting from:
Foreign income tax differential	(8,333)	(3.95)	(7,074)	(4.68)	(6,025)	(4.65)
State taxes net of federal benefits	1,923	0.91	1,279	0.85	1,490	1.15
Foreign-sourced non taxable income	(4,423)	(2.10)	(3,873)	(2.56)	(2,825)	(2.18)
Other	568	0.27	104	0.07	2,558	1.98

Provision for income taxes	$63,542	30.13%	$43,384	28.68%	$40,563	31.30%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$3,251	$3,201
Accrued expenses not currently deductible for tax	1,652	1,284
Stock based compensation	8,289	6,070
Foreign tax credit	177	177
Net operating loss carryforwards	3,168	2,865
Other	363	217

Deferred tax assets before valuation allowance	16,900	13,814
Valuation allowance	(1,709)	(1,784)

Deferred tax assets, net	15,191	12,030

Deferred tax liabilities:
Property and equipment, principally due to differences between book and tax depreciation	(4,020)	(2,297)
Intangibles—including goodwill	(119,254)	(88,504)

Deferred tax liabilities	(123,274)	(90,801)

Net deferred tax liabilities	$(108,083)	$(78,771)

The Company’s deferred tax balances are classified in its balance sheets based on net current items and net non-current items as of December 31 as follows (in thousands):

	2011	2010
Current deferred tax assets and liabilities:
Current deferred tax assets	$4,797	$4,484
Long term deferred tax assets and liabilities:
Long term deferred tax assets	10,394	7,546
Long term deferred tax liabilities	(123,274)	(90,801)

Net long term deferred tax liabilities	(112,880)	(83,255)

Net deferred tax liabilities	$(108,083)	$(78,771)

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of certain stock options. To the extent realized tax deductions for options exceed the amount previously recognized as deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $13.7 million, $10.7 million and $0.0 million in the years ended 2011, 2010 and 2009, respectively.

At December 31, 2011, U.S. taxes were not provided on earnings of the Company’s foreign subsidiaries. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. If in the future these earnings are repatriated to the U.S, or if the Company determines that the earnings will be remitted in the foreseeable future, an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned. Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $263.8 million, $197.9 million, and $139.5 million at December 31, 2011, 2010, and 2009, respectively. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The valuation allowance for deferred tax assets at December 31, 2011 and 2010 was $1.7 million and $1.8 million, respectively. The valuation allowance relates to foreign and state net operating loss carryforwards and foreign tax credit carryforwards. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was a decrease of $0.1 million.

As of December 31, 2011, the Company had net operating loss carryforwards for state income tax purposes of $58.7 million that are available to offset future state taxable income through 2023. Additionally, the Company had $1.9 million of net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years.

The Company recognizes interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which the Company believes it will ultimately prevail) within the provision for income taxes on continuing operations in the consolidated financial statements. This policy is a continuation of the Company’s policy prior to adoption of the guidance regarding uncertain tax positions. As of December 31, 2011 and 2010, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $0.9 million and $0.5 million, respectively.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2007. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2010. The statute of limitations has expired for years prior to 2008 for the Company’s Czech Republic income tax returns.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

Unrecognized tax benefits at January 1, 2009	$3,601
Additions based on tax provisions related to the current year	859
Deductions based on settlement/expiration of prior year tax positions	(417)

Unrecognized tax benefits at December 31, 2009	3,601
Additions based on tax provisions related to the current year	549
Deductions based on settlement/expiration of prior year tax positions	(680)

Unrecognized tax benefits at December 31, 2010	3,912
Additions based on tax provisions related to the current year	524
Additions based on tax provisions related to the prior year	1,010
Deductions based on settlement/expiration of prior year tax positions	(452)

Unrecognized tax benefits at December 31, 2011	$4,994

As of December 31, 2011 the Company had total unrecognized tax benefits of $5.0 million of which $4.3 million, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.

12. Leases

The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2012	$6,113
2013	5,567
2014	3,546
2015	2,799
2016	1,723
Thereafter	6,876

Rent expense for noncancelable operating leases approximated $6.2 million, $5.1 million, and $4.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.

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

The Company notified the Office of Fair Trading about its recent acquisition of Allstar Business Solutions Limited, in which it provided an analysis that the acquisition does not result in a substantial lessening of competition on any affected market and it subsequently responded to questions posed by the Office of Fair Trading in the course of its review. We anticipate that the Office of Fair Trading will determine whether or not to make a referral to the Competition Commission for further consideration by March 28, 2012. If the Competition Commission were to conclude that the acquisition results in a substantial lessening of competition, it could require remedial action, which could negatively affect the Company’s financial results.

14. Earnings Per Share

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives using the if-converted and treasury stock methods, where applicable.

The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data):

	2011	2010	2009
Numerator for basic earnings per share:
Net income	$147,335	$107,896	$89,052
Convertible preferred stock accrued dividends	—	(1,488)	(15,789)

Earnings attributable to common shareholders for basic earnings per share	$147,335	$106,408	$73,263

Numerator for diluted earnings per share:
Income attributable to common shareholders for basic earnings per share	$147,335	$106,408	$73,263
Effect of convertible preferred stock	—	1,488	15,789

Net earnings for diluted earnings per share	$147,335	$107,896	$89,052

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	79,477	33,704	32,522
Share-based payment awards classified as participating securities	1,133	1,730	1,280

Denominator for basic earnings per share	80,610	35,434	33,802
Dilutive securities	3,044	3,055	3,602
Convertible preferred stock	—	42,262	41,450

Denominator for diluted earnings per share	83,654	80,751	78,854

Basic earnings per share	$1.83	$3.00	$2.17
Diluted earnings per share	1.76	1.34	1.13

15. Segments

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

The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2011	2010	2009
Revenues, net:
North America	$348,784	$287,794	$227,373
International	170,807	146,047	126,700

	$519,591	$433,841	$354,073

Operating income:
North America	$153,687	$106,745	$91,715
International	72,647	63,748	54,330

	$226,334	$170,493	$146,045

Depreciation and amortization:
North America	$19,845	$20,220	$15,990
International	16,326	13,525	12,378

	$36,171	$33,745	$28,368

Capital expenditures:
North America	$6,840	$6,891	$5,097
International	6,614	4,303	4,580

	$13,454	$11,194	$9,677

		2011	2010
Long-lived assets (excluding goodwill):
North America		$113,030	$113,192
International		264,988	150,277

		$378,018	$263,469

For the years ended December 31, 2011, 2010 and 2009, the revenues of our businesses in the United Kingdom and Czech Republic each represent greater than 10% of our consolidated revenues. At December 31, 2011 and 2010, the long-lived assets (excluding goodwill) of our businesses in the United Kingdom and Czech Republic each represent greater than 10% of our consolidated long-lived assets (excluding goodwill).

For the years ended December 31, 2011, 2010 and 2009, two customers represented 29.5%, 30.8% and 25.1%, respectively, of the Company’s Revenues, net in North America. For the years ended December 31, 2011 and 2010, one partner, Chevron, accounted for approximately 11% of our consolidated revenues, net.

16. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2011	First	Second	Third	Fourth
Revenues, net	$111,005	$134,213	$134,213	$140,160
Operating income	50,487	59,892	61,723	54,232
Net income	32,335	36,715	40,514	37,771

Earnings per share:
Basic earnings per share	$0.40	$0.46	$0.50	$0.46
Diluted earnings per share	0.39	0.44	0.48	0.45

Weighted average shares outstanding:
Basic weighted average shares outstanding	79,937	80,151	80,819	81,512
Diluted weighted average shares outstanding	83,378	83,548	83,649	84,035

Fiscal Quarters Year Ended December 31, 2010	First	Second	Third	Fourth
Revenues, net	$104,202	$111,437	$111,655	$106,547
Operating income	47,100	50,557	49,062	23,774
Net income	27,345	29,640	33,398	17,513

Earnings per share:
Basic earnings per share	$0.67	$0.74	$0.85	$0.43
Diluted earnings per share	0.34	0.37	0.41	0.22

Weighted average shares outstanding:
Basic weighted average shares outstanding	34,011	33,988	34,076	39,612
Diluted weighted average shares outstanding	80,489	80,701	80,880	80,931

The sum of the quarterly earnings per common share amounts for 2011 and 2010 do not equal the earnings per common share for the years ended December 31, 2011 and 2010 due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2011, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

In connection with management’s evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 the internal controls relating to two subsidiaries that we acquired during the year ended December 31, 2011 and for which financial results are included in our consolidated financial statements. On August 31, 2011, we acquired all of the stock of a prepaid fuel card and food voucher company in Mexico (Mexican Card and Voucher Company). On December 13, 2011, we acquired all of the stock of a fuel card company in the United Kingdom (UK Fuel Card Company). The Mexican Card and Voucher Company and UK Fuel Card Company acquisitions represented 26% and 21% of total and net assets, respectively, as of December 31, 2011 and 2.5% and 1% of revenues and net income, respectively, for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, such risk.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

Exhibit no.

2.1	Stock Purchase Agreement, dated as of April 1, 2009, among FleetCor Technologies Operating Company, LLC, CLC Group, Inc., and the entities and individuals identified on the signature pages thereto (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

2.2	Share Purchase Agreement among Arval UK Group Limited, FleetCor UK Acquisition Limited and FleetCor Technologies, Inc. (incorporated by reference to exhibit No. 2.1 to the registrant’s form 8-K, filed on December 13, 2011)

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit No. 3.1 to the registrant’s form 10-K, filed on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit No. 3.2 to the registrant’s form 10-K, filed on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit No. 4.1 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010)

10.1*	Form of Indemnity Agreement entered into between FleetCor and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010)

10.2*	FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

Exhibit no.

10.3*	First Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.4*	Second Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.5*	Third Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.6*	Fourth Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.7*	Form of Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.8*	Form of Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.9*	Form of Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.10*	Form of FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.11*	FleetCor Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.12*	Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.13*	Offer Letter, dated September 20, 2002, between FleetCor Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.14*	Offer Letter, dated March 17, 2009, between FleetCor Technologies, Inc. and Todd W. House (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.15*	Service Agreement, dated July 9, 2007, between FleetCor Technologies, Inc. and Andrew R. Blazye (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

Exhibit no.

10.16	Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FleetCor Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.17	First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, filed on March 25, 2011)

10.18	Credit Agreement, dated June 29, 2005, among FleetCor Technologies Operating Company, LLC, as Borrower, FleetCor Technologies, Inc., as Parent, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, PNC Bank, National Association, as Syndication Agent, the other lenders party thereto, and J.P. Morgan Securities Inc. and PNC Capital Markets, Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.19	Fourth Amended and Restated Receivables Purchase Agreement, dated October 29, 2007, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.20	First Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated July 8, 2008, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.21	Assignment, Assumption Agreement and Second Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated November 10, 2008, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, Market Street Funding LLC, as conduit purchaser assignor and as related committed purchaser assignor, Atlantic Asset Securitization LLC, as a conduit purchaser and assignee, Calyon New York Branch, as a related committed purchaser assignee and the purchaser agent for the Atlantic Purchaser Group, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as purchaser agent for the Market Street Purchaser Group and Administrator (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.22	Third Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 25, 2010, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.23	Fourth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 24, 2011, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator, (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K, filed on March 1, 2011).

Exhibit no.

10.24	Purchase and Sale Agreement, dated December 20, 2004, among various entities listed on Schedule I thereto, as originators, and FleetCor Funding LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.25	First Amendment to Purchase and Sale Agreement, dated February 3, 2005, among FleetCor Funding LLC and each originator party thereto (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.26	Second Amendment to Purchase and Sale Agreement, dated March 28, 2005, among FleetCor Funding LLC and each originator party thereto (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.27	Third Amendment to Purchase and Sale Agreement, dated August 1, 2005, among FleetCor Funding LLC and each remaining originator listed on Schedule I thereto (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.28	Fourth Amendment to Purchase and Sale Agreement, dated October 29, 2007, among FleetCor Funding LLC and each originator listed on the signature pages thereto (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.29	Fifth Amendment to Purchase and Sale Agreement, dated July 8, 2008, among FleetCor Funding LLC and each originator listed on the signature pages thereto (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.30	Performance Guaranty, dated December 20, 2004, among FleetCor Technologies, Inc. and FleetCor Technologies Operating Company, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.31	First Amendment to Performance Guaranty, dated March 19, 2010, among FleetCor Technologies, Inc., FleetCor Technologies Operating Company, LLC, PNC Bank, National Association and Credit Agricole Corporate and Investment Bank New York Branch (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.32	Second Amendment to Performance Guaranty, dated February 24, 2011, among FleetCor Technologies, Inc., FleetCor Technologies Operating Company, LLC, PNC Bank, National Association, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K, filed on March 1, 2011).

10.33	Credit Facilities Agreement, dated December 7, 2006, among FENIKA, s.r.o., CCS Ceská spolecnost pro platební karty a.s. and Bank Austria Creditanstalt AG, as Arranger (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.34	First Amendment to Credit Facilities Agreement, dated March 25, 2008, among CCS Ceská spolecnost pro platební karty s.r.o., as Borrower, FleetCor Luxembourg Holding 3 S.à r.l., as Guarantor, Bank Austri Creditanstalt AG, as Facility Agent, and Unicredit Bank Czech Republic, A.S., as lender (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

Exhibit no.

10.35	Payment Undertaking dated December 7, 2006, among FleetCor Technologies, Inc., CCS Ceská spolecnost pro platební karty a.s., Bank Austria Creditanstalt AG, as Arranger, Original Lender and Facility Agent, and HVB Bank Czech Republic a.s., as Security Agent (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.36	Form of Indemnity Agreement to be entered into between FleetCor and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010).

10.37	Form of Director Restricted Stock Grant Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.38*	Form of Employee Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.39*	Form of Employee Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.40*	Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.41	Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.42*	Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FleetCor Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.43	Pledge Agreement, dated as of June 22, 2011, by and among FleetCor Technologies, Inc., FleetCor Technologies Operating Company, LLC, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to exhibit No. 10.2 to the registrant’s form 8-K, filed on June 24, 2011)

10.44	Fifth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 22, 2011, by and among FleetCor Funding LLC., PNC Bank, National Association and the other parties thereto (incorporated by reference to exhibit No. 10.3 to the registrant’s form 8-K, filed on June 24, 2011)

10.45	Second Amendment to Performance Guaranty, dated as of June 22, 2011, by and among FleetCor Technologies, Inc., PNC Bank, National Association and the other parties thereto (incorporated by reference to exhibit No. 10.4 to the registrant’s form 8-K, filed on June 24, 2011)

Exhibit no.

10.46	Sixth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated September 30, 2011, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 6, 2011)

10.47	Seventh Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 6, 2012, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to exhibit No. 10.1 to the registrant’s form 8-K, filed on February 6, 2012)

10.48	Credit Agreement, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto (incorporated by reference to exhibit No. 10.1 to the registrant’s form 8-K, filed on June 24, 2011)

11.1	Statement of Computation of Share Earnings (See Note 15)

21.1	List of subsidiaries of FleetCor Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Identifies management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 29, 2012.

FleetCor Technologies, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on February 29, 2012.

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