Form 10-Q
period 2012-03-31
FLEETCOR TECHNOLOGIES INC
filed 2012-05-10
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35004

FleetCor Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1074903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Triangle Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.001 par value	83,087,791

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three Month Period Ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,119	$285,159
Restricted cash	57,209	55,762
Accounts receivable (less allowance for doubtful accounts of $17,742 and $15,315, respectively)	599,810	481,791
Securitized accounts receivable—restricted for securitization investors	341,000	280,000
Prepaid expenses and other current assets	17,305	15,416
Deferred income taxes	4,337	4,797

Total current assets	1,306,780	1,122,925

Property and equipment	99,479	93,380
Less accumulated depreciation and amortization	(65,252)	(60,656)

Net property and equipment	34,227	32,724
Goodwill	763,487	823,549
Other intangibles, net	373,412	299,460
Other assets	83,010	45,834

Total assets	$2,560,916	$2,324,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$534,111	$478,882
Accrued expenses	40,237	42,242
Customer deposits	174,975	180,269
Securitization facility	341,000	280,000
Current portion of notes payable and other obligations	179,359	140,354

Total current liabilities	1,269,682	1,121,747

Notes payable and other obligations, less current portion	274,883	278,429
Deferred income taxes	133,310	112,880

Total noncurrent liabilities	408,193	391,309

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 114,801,901 shares issued and 82,920,231 shares outstanding at March 31, 2012; and 475,000,000 shares authorized, 113,741,883 shares issued and 81,860,213 shares outstanding at December 31, 2011	114	114
Additional paid-in capital	486,657	466,203
Retained earnings	576,577	534,498
Accumulated other comprehensive loss	(4,644)	(13,716)
Less treasury stock (31,881,670 shares at March 31, 2012 and 31,881,670 at December 31, 2011)	(175,663)	(175,663)

Total stockholders’ equity	883,041	811,436

Total liabilities and stockholders’ equity	$2,560,916	$2,324,492

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended March 31,
	2012	2011
Revenues, net	$146,165	$111,005
Expenses:
Merchant commissions	10,393	8,277
Processing	25,579	17,932
Selling	10,175	7,787
General and administrative	23,823	17,915
Depreciation and amortization	11,720	8,607

Operating income	64,475	50,487

Other expense (income), net	588	(34)
Interest expense, net	3,563	3,363

Total other expense	4,151	3,329

Income before taxes	60,324	47,158
Provision for taxes	18,245	14,823

Net income	$42,079	$32,335

Earnings per share:
Basic earnings per share	$0.51	$0.40

Diluted earnings per share	$0.49	$0.39

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,565	79,937

Diluted weighted average shares outstanding	85,164	83,378

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$42,079	$32,335
Other comprehensive income:
Foreign currency translation adjustment gain, net of tax	9,072	3,972

Total other comprehensive income	9,072	3,972

Total comprehensive income	$51,151	$36,307

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended March 31,
	2012	2011
Operating activities
Net income	$42,079	$32,335
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,119	2,725
Stock-based compensation	3,834	4,141
Provision for losses on accounts receivable	4,957	3,847
Amortization of deferred financing costs	510	466
Amortization of intangible assets	7,276	4,600
Amortization of premium on receivables	816	816
Deferred income taxes	(17)	(340)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(1,447)	(3,978)
Accounts receivable	(183,976)	(132,635)
Prepaid expenses and other current assets	(1,889)	(3,035)
Other assets	(37,821)	(1,114)
Excess tax benefits related to stock-based compensation	(8,883)	(787)
Accounts payable, accrued expenses and customer deposits	57,508	84,165

Net cash used in operating activities	(113,934)	(8,794)

Investing activities
Acquisitions, net of cash acquired	(10)	—
Purchases of property and equipment	(3,563)	(2,594)

Net cash used in investing activities	(3,573)	(2,594)

Financing activities
Excess tax benefits related to stock-based compensation	8,883	787
Borrowings on securitization facility, net	61,000	10,000
Deferred financing costs paid	(681)	(550)
Proceeds from issuance of common stock	7,737	484
Principal payments on notes payable	(3,750)	(1,729)
Borrowings from revolver and swing line of credit, net	38,960	—

Net cash provided by financing activities	112,149	8,992

Effect of foreign currency exchange rates on cash	7,318	7,371

Net increase in cash and cash equivalents	1,960	4,975
Cash and cash equivalents, beginning of period	285,159	114,804

Cash and cash equivalents, end of period	$287,119	$119,779

Supplemental cash flow information
Cash paid for interest	$4,028	$4,182

Cash paid for income taxes	$6,004	$3,103

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $175,000 for the three months ended March 31, 2012 and a foreign exchange gain of $37,000 for the three months ended March 31, 2011, which are classified within other income, net in the Unaudited Consolidated Statements of Income.

Comprehensive Income

Comprehensive income is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners. The Company discloses comprehensive income in the Consolidated Statements of Comprehensive Income.

Adoption of New Accounting Standards

Fair Value Measurement and Disclosure Requirements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments were effective for and adopted by the Company on January 1, 2012 and are required to be applied prospectively. Since ASU 2011-04 is a disclosure-only standard, the Company’s adoption of this ASU did not affect the Company’s results of operations, financial condition, or cash flows.

Other Comprehensive Income Reclassifications

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which supersedes certain pending paragraphs in ASU 2011-05. ASU 2011-12 defers the requirement of ASU 2011-05 requiring entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 was effective for and adopted by the Company beginning January 1, 2012. The Company’s adoption of this ASU did not affect the Company’s results of operations, financial condition, or cash flows.

2. Accounts Receivable

The Company maintains a $500 million revolving trade accounts receivable Securitization Facility. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FleetCor Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $500 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.

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

The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Gross domestic accounts receivable	$82,296	$84,087
Gross securitized accounts receivable	341,000	280,000
Gross foreign receivables	535,256	413,019

Total gross receivables	958,552	777,106
Less allowance for doubtful accounts	(17,742)	(15,315)

Net accounts and securitized accounts receivable	$940,810	$761,791

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for three months ended March 31 is as follows (in thousands):

	2012	2011
Allowance for doubtful accounts beginning of period	$15,315	$14,256
Add:
Provision for bad debts	4,957	3,847
Less:
Write-offs	(2,530)	(2,916)

Allowance for doubtful accounts end of period	$17,742	$15,187

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At March 31, 2012 and December 31, 2011, there was $341 million and $280 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

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

There were no financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 or December 31, 2011.

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. As necessary, the Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment assessments and as circumstances require.

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of March 31, 2012 and December 31, 2011. There were 2,099,349 additional shares remaining available for grant under the Plans at March 31, 2012.

The table below summarizes the expense recognized related to share-based payments recognized for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$2,277	$2,460
Restricted stock	1,557	1,681

Stock-based compensation	$3,834	$4,141

The tax benefits recorded on stock based compensation were $1.2 million and $0.7 million for the three month periods ended March 31, 2012 and 2011, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2012 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$23,368	2.18
Restricted stock	11,503	1.60

Total	$34,871

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the three month period ended March 31, 2012 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2011	8,341	$15.51	4,394	$10.13		$119,802
Exercised	(1,019)	7.77				31,607
Forfeited	(30)	10.00

Outstanding at March 31, 2012	7,292	$16.61	3,716	$11.09		$161,530

Expected to vest as of March 31, 2012	7,292	$16.61

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2012 was $31.6 million.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the three months ended March 31, 2011, with the following weighted-average assumptions for grants during the period.

Risk-free interest rate	1.76%
Dividend yield	—
Expected volatility	39.27%
Expected life (in years)	4.0

There were no stock option awards granted in the three months ended March 31, 2012.

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

The weighted-average remaining contractual life for options outstanding was 7.08 and 7.00 years at March 31, 2012 and December 31, 2011, respectively.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to the Company’s initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of the Company or a public offering of the Company’s common stock, subject to certain other conditions. The vesting of the shares granted in 2012 and 2011 are generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years.

There were no restricted stock shares granted based on market conditions during the three months ended March 31, 2012. The fair value of restricted stock shares granted based on market conditions during the three months ended March 31, 2011 was estimated using the Monte Carlo option pricing model at the grant date, with the following assumptions.

Three Months Ended March 31, 2011
Risk-free interest rate	1.25%
Dividend yield	—
Expected volatility	37.00%
Expected life (in years)	0.63

The risk-free interest rate and volatility assumptions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2012 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	840	$23.15
Granted	41	34.35
Vested	(22)	29.59
Cancelled	—	—

Unvested at March 31, 2012	859	$23.52

5. Acquisition

2011 Acquisitions

During 2011, the Company completed two foreign acquisitions with an aggregate purchase price of $333.8 million, net of cash acquired, the largest of which was Allstar Business Solutions Limited.

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

The pro forma information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of Allstar’s tangible and intangible assets resulting from the acquisition. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

	Pro forma statements of income for the year ended December 31 (unaudited) (in thousands except per share data)
	2011	2010
Income statement data:
Revenues, net	$595,864	$505,287
Income before income taxes	223,251	162,153
Net income	156,430	115,496
Earnings per share:
Basic	$1.94	$3.22
Diluted	1.87	1.43
Weighted average shares outstanding:
Basic	80,610	35,434
Diluted	83,654	80,751

The following table summarizes the preliminary allocation of the purchase price for Allstar (in thousands):

Trade and other receivables	$253,628
Prepaid expenses and other	139
Property and equipment	601
Goodwill	112,562
Other intangible assets	162,500
Notes and other liabilities assumed	(177,004)
Deferred tax liabilities	(40,596)

Purchase price	$311,830

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10 – 20	$135,400
Trade names and trademarks—indefinite	N/A	18,900
Merchant network	10	8,200

		$162,500

During the three months ended March 31, 2012, we completed a preliminary valuation of the goodwill and intangible assets of Allstar, indicating additional intangible assets and deferred tax liabilities should be recorded as of the acquisition date. The allocation of purchase price is preliminary for the Allstar acquisition as we have not yet finalized the valuation of goodwill, intangible assets and the determination of certain working capital adjustments. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Allstar. The goodwill acquired with this business is not deductible for tax purposes.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2011	Purchase Accounting Adjustments	Foreign Currency	March 31, 2012
Segment
North America	$276,714	$—	$—	$276,714
International	546,835	(60,335)	273	486,773

	$823,549	(60,335)	$273	$763,487

As of March 31, 2012 and December 31, 2011 other intangible assets consisted of the following (in thousands):

		March 31, 2012			December 31, 2011
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$399,167	$(67,998)	$331,169	$336,839	$(61,110)	$275,729
Trade names and trademarks—indefinite lived	N/A	37,526	—	37,526	18,626	—	18,626
Trade names and trademarks—other	3 to 15	3,160	(1,255)	1,905	3,160	(1,200)	1,960
Software	3 to 10	5,530	(3,620)	1,910	5,530	(3,383)	2,147
Non-compete agreements	2 to 5	2,471	(1,569)	902	2,471	(1,473)	998

Total other intangibles		$447,854	$(74,442)	373,412	$366,626	$(67,166)	$299,460

Purchase accounting adjustments recorded during the three months ended March 31, 2012 relate to the reallocation of purchase price between goodwill, intangible assets and deferred tax liabilities. Amortization expense related to intangible assets for the three month periods ended March 31, 2012 and 2011 was $7.3 million and $4.6 million, respectively.

7. Debt

The Company’s debt instruments are as follows (in thousands):

	March 31, 2012	December 31, 2011
Term note payable—domestic(a)	$288,750	$292,500
Revolving line of credit—domestic(a)	100,000	125,000
Swing line of credit – foreign (a)	63,960	—
Other debt	1,532	1,283

Total notes payable and other obligations	454,242	418,783
Securitization Facility(b)	341,000	280,000

Total notes payable, credit agreements and Securitization Facility	$795,242	$698,783

Current portion	$520,359	$420,354
Long-term portion	274,883	278,429

Total notes payable, credit agreements and Securitization Facility	$795,242	$698,783

(a)

The Company entered into a $300 million term loan and a $600 million revolving line of credit on June 22, 2011. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and a sublimit for multicurrency borrowings in Euros, Sterling and Japanese Yen. Proceeds from this new credit facility were used to retire the Company’s indebtedness under its 2005 Credit Facility and CCS Credit Facility, as described below. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line sub facility under the existing revolver, which will allow for alternate currency borrowing on the swing line. At March 31, 2012, the Company had $289 million borrowings outstanding on the term loan, $100 million outstanding on the revolving line of credit and $64 million (£40 million GBP) outstanding on the foreign currency swing line, respectively. Interest on the line of credit ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in June 2016. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $3.8 million were made on the term loan during the three months ended March 31, 2012.
(b)	The Company is party to a receivables purchase agreement (Securitization Facility) that was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove all financial covenants. The current purchase limit under the Securitization Facility is $500 million. The Securitization Facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the Commercial Paper Rate of 0.26%, plus 0.75% as of March 31, 2012. The unused facility fee is payable at a rate of 0.35% per annum as of March 31, 2012. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

The Company was in compliance with all financial and non-financial covenants at March 31, 2012.

The Company has deferred debt issuance costs associated with its new Credit Facility of $6.3 million as of March 31, 2012, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended March 31, 2012 and 2011 due to the following (in thousands):

	2012		2011
Income tax expense at federal statutory rate	$21,112	35.0%	$16,505	35.0%
Changes resulting from:
Foreign income tax differential	(2,716)	(4.5)	(1,905)	(4.0)
State taxes, net of federal benefit	792	1.3	788	1.7
Foreign-sourced nontaxable income	(1,894)	(3.1)	(764)	(1.6)
Other	951	1.5	199	0.3

Provision for income taxes and rate	$18,245	30.2%	$14,823	31.4%

At March 31, 2012 and December 31, 2011, notes payable and other obligations—noncurrent, included liabilities for unrecognized income tax benefits of $5.4 million and $5.0 million, respectively. During the three months ended March 31, 2012 and 2011 the Company recognized additional liabilities of $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2012 and 2011, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2008. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2010. The statute of limitations has expired for years prior to 2008 for the Company’s Czech Republic income tax returns.

9. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the if-converted and treasury stock method, where applicable.

The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income	$42,079	$32,335

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	81,702	78,575
Share-based payment awards classified as participating securities	863	1,362

Denominator for basic earnings per share	82,565	79,937
Dilutive securities	2,599	3,441

Denominator for diluted earnings per share	85,164	83,378

Basic earnings per share	$0.51	$0.40
Diluted earnings per share	$0.49	$0.39

Diluted earnings per share excludes the effect of 0.1 million shares of common stock for the three months ended March 31, 2011, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for the three months ended March 31, 2012.

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

The results from the Company’s Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011 and the Allstar business acquired during the fourth quarter of 2011 are reported in our International segment.

The Company’s segment results are as follows as of and for the three month periods ended March 31 (in thousands):

	Three months ended March 31,
	2012	2011
Revenues, net:
North America	$82,812	$71,585
International	63,353	39,420

	$146,165	$111,005

Operating income:
North America	$38,113	$31,192
International	26,362	19,295

	$64,475	$50,487

Depreciation and amortization:
North America	$4,994	$4,942
International	6,726	3,665

	$11,720	$8,607

Capital expenditures:
North America	$2,095	$1,485
International	1,468	1,109

	$3,563	$2,594

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

The Company notified the Office of Fair Trading in the United Kingdom about its recent acquisition of Allstar Business Solutions Limited, in which it provided an analysis that the acquisition does not result in a substantial lessening of competition on any affected market. The Company subsequently responded to questions posed by the Office of Fair Trading in the course of its review and participated in an issues meeting with the Office of Fair Trading. The Company anticipates that the Office of Fair Trading will determine whether or not to make a referral to the Competition Commission for further consideration by May 12, 2012. If the Competition Commission were to conclude that the acquisition results in a substantial lessening of competition, it could require remedial action, which could negatively affect the Company’s financial results.

12. Subsequent Event

On April 30, 2012, the Company entered into an Arrangement Agreement the (“Agreement”) for the purchase (the “Acquisition”) of all of the issued and outstanding share capital of CTF Technologies, Inc. (“CTF”) for a total payment of $180 million. The close of the Acquisition is subject to CTF shareholder and Canadian court approvals of the plan of arrangement. The Company anticipates that the consideration for the Acquisition will be paid using existing cash and borrowings under the Company’s Credit Facility. The Acquisition is expected to close in approximately sixty days.

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

This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011 and Allstar business acquired during the fourth quarter of 2011 are reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three months ended March 31, 2012 and 2011, our North America and International segments generated the following revenue:

	Three months ended March 31,
	2012		2011
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue
North America	$82.8	56.7%	$71.6	64.5%
International	63.4	43.3%	39.4	35.5%

	$146.2	100.0%	$111.0	100.0%

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

Illustrative Transaction Flow

From our merchant and network relationships, we derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 51.2% and 44.5% of our revenue was derived from our merchant and network relationships during the three months ended March 31, 2012 and 2011, respectively.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 48.8% and 55.5% of our revenue was derived from customer and partner program fees and charges during the three months ended March 31, 2012 and 2011, respectively.

Key operating metrics

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Transactions (in millions)
North America	36.7	36.2
International[1]	35.7	10.8

Total transactions[1]	72.4	47.0

Revenue per transaction
North America	$2.26	$1.98
International[1]	1.77	3.65
Consolidated revenue per transaction[1]	2.02	2.36

[1]	The presentation of prior quarters presented herein has been conformed to the current period presentation that eliminates certain intercompany transactions.

Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates. Revenue per transaction per customer increases as the level of services we provide to a customer increases.

Revenue per transaction in the International segment has historically run higher than the North America segment primarily due to higher margins and higher fuel prices in our international product lines. However, acquisitions in 2011 have significantly impacted revenue per transactions in our International segment as well as on a consolidated basis. In 2011, we acquired a Mexican prepaid fuel card and food voucher company (“Mexican business”) and Allstar Business Solutions (“Allstar”), which together contributed to the increase in transaction volumes and revenues in our International segment. The Mexican and Allstar businesses both produce lower aggregate revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction.

Sources of Revenue Set forth below is information on our sources of revenue for the three months ended March 31, 2012 and 2011 expressed as a percentage of consolidated revenues:

	Three months ended March 31,
	2012	2011
Revenue from customers and partners	48.8%	55.5%
Revenue from merchants and networks	51.2%	44.5%

Revenue tied to fuel-price spreads	15.1%	16.4%
Revenue influenced by absolute price of fuel	19.2%	22.0%
Revenue from program fees, late fees, interest and other	65.7%	61.6%

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 19% and 22% of our consolidated revenue during the three months ended March 31, 2012 and 2011, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 15% and 16% of our consolidated revenue during the three months ended March 31, 2012 and 2011, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

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

•

Global economic environment – Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•

Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, the Czech koruna, the Russian ruble, the Canadian dollar, the Euro and the Mexican Peso relative to the U.S. dollar. Approximately 56.5% and 64.2% of our revenue during the three months ended March 31, 2012 and 2011, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table sets forth selected consolidated statement of income data for the three months ended March 31, 2012 and 2011 (in thousands).

	Three months ended March 31, 2012	% of total revenue	Three months ended March 31, 2011	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$82,812	56.7%	$71,585	64.5%	$11,227	15.7%
International	63,353	43.3%	39,420	35.5%	23,933	60.7%

Total revenues, net	146,165	100.0%	111,005	100.0%	35,160	31.7%
Consolidated operating expenses:
Merchant commissions	10,393	7.1%	8,277	7.5%	2,116	25.6%
Processing	25,579	17.5%	17,932	16.2%	7,647	42.6%
Selling	10,175	7.0%	7,787	7.0%	2,388	30.7%
General and administrative	23,823	16.3%	17,915	16.1%	5,908	33.0%
Depreciation and amortization	11,720	8.0%	8,607	7.8%	3,113	36.2%

Operating income	64,475	44.1%	50,487	45.5%	13,988	27.7%

Other expense (income), net	588	0.4%	(34)	(0.0)%	622	(1,829.4)%
Interest expense, net	3,563	2.4%	3,363	3.0%	200	5.9%
Provision for income taxes	18,245	12.5%	14,823	13.4%	3,422	23.1%

Net income	$42,079	28.8%	$32,335	29.1%	$9,744	30.1%

Operating income for segments:
North America	$38,113	26.1%	$31,192	28.1%	$6,921	22.2%
International	26,362	18.0%	19,295	17.4%	7,067	36.6%

Operating income	$64,475	44.1%	$50,487	45.5%	$13,988	27.7%

Operating margin for segments:
North America	46.0%		43.6%		2.4%
International	41.6%		48.9%		(4.3)%

Revenues and revenue per transaction

Our consolidated revenues increased from $111.0 million in the three months ended March 31, 2011 to $146.2 million in the three months ended March 31, 2012, an increase of $35.2 million, or 31.7%. During the three months ended March 31, 2012, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs; and

•	the acquisitions of our Mexican business during the third quarter of 2011 and Allstar during the fourth quarter of 2011.

•

The macroeconomic environment had a generally neutral effect on our consolidated revenue for the three months ended March 31, 2012 over the comparable period in 2011. The impact of higher fuel prices and higher fuel spread margins were mostly offset by the impact of unfavorable foreign exchange rates and continued soft economic conditions in the U.K. and Czech Republic.

Consolidated revenue per transaction decreased from $2.36 in the three months ended March 31, 2011 to $2.02 in the three months ended March 31, 2012, a decrease of $0.34 or 14.6%. Consolidated revenue per transaction was impacted by the reasons discussed above. The acquisitions of our Mexican business and Allstar in 2011 also contributed to the increase in transaction volumes on a consolidated basis. However, the Mexican and Allstar businesses both produce lower consolidated revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. The results from our Mexican and Allstar businesses are reported in our International segment.

North America segment revenues and revenue per transaction

North America revenues increased from $71.6 million in the three months ended March 31, 2011 to $82.8 million in the three months ended March 31, 2012, an increase of $11.2 million, or 15.7%. During the three months ended March 31, 2012, our North America segment revenue was impacted by:

•	organic growth in certain of our payment programs.

•

The macroeconomic environment had a generally positive effect on our North American revenue for the three months ended March 31, 2012 over the comparable period in 2011, due to the impact of higher fuel prices and higher fuel spread margins.

North America segment revenue per transaction increased from $1.98 in the three months ended March 31, 2011 to $2.26 in the three months ended March 31, 2012, an increase of $0.28 or 14.1%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $39.4 million in the three months ended March 31, 2011 to $63.4 million in the three months ended March 31, 2012, an increase of $23.9 million, or 60.7%. During the three months ended March 31, 2012, our International segment revenue was impacted by:

•	organic growth in certain of our payment programs; and

•	the acquisitions of our Mexican business during the third quarter of 2011 and Allstar during the fourth quarter of 2011.

•

The macroeconomic environment had a slightly negative effect on our International revenue for the three months ended March 31, 2012 over the comparable period in 2011. The impact of higher fuel prices were offset by the impact of unfavorable foreign exchange rates and continued soft economic conditions in the U.K. and Czech Republic.

International segment revenue per transaction decreased from $3.65 in the three months ended March 31, 2011 to $1.77 in the three months ended March 31, 2012, a decrease of $1.88 or 51.4%. International revenue per transaction was impacted by the reasons discussed above. As discussed above, in 2011, we acquired our Mexican business and Allstar, which together contributed to the increase in transaction volumes in our International segment. However, the Mexican and Allstar businesses both produce lower International segment revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $8.3 million in the three months ended March 31, 2011 to $10.4 million in the three months ended March 31, 2012, an increase of $2.1 million, or 25.6%. This increase was due primarily to higher volume in those revenue streams where merchant commissions are paid, as well as the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions.

Processing Processing expenses increased from $17.9 million in the three months ended March 31, 2011 to $25.6 million in the three months ended March 31, 2012, an increase of $7.7 million, or 42.6%. During the three months ended March 31, 2011, our processing expenses primarily increased due to acquisitions completed in 2011, which have a higher rate of processing expenses as a percentage of consolidated revenues in comparison to our other businesses and higher MasterCard processing fees associated with organic growth in certain of our payment programs.

Selling Selling expenses increased from $7.8 million in the three months ended March 31, 2011 to $10.2 million in the three months ended March 31, 2012, an increase of $2.4 million, or 30.7%. The increase was primarily due to acquisitions completed in 2011, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $17.9 million in the three months ended March 31, 2011 to $23.8 million in the three months ended March 31, 2012, an increase of $5.9 million, or 33.0%. The increase was primarily due to acquisitions completed in 2011 and additional payroll taxes paid associated with the exercise of stock options.

Depreciation and amortization Depreciation and amortization increased from $8.6 million in the three months ended March 31, 2011 to $11.7 million in the three months ended March 31, 2012, an increase of $3.1 million, or 36.2%. The increase was primarily due to acquisitions completed during 2011, which resulted in an increase of $2.8 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $50.5 million in the three months ended March 31, 2011 to $64.5 million in the three months ended March 31, 2012, an increase of $14.0 million, or 27.7%. Our operating margin was 45.5% and 44.1% for the three months ended March 31, 2011 and 2012, respectively. The increase in operating income from the three months ended March 31, 2011 to the three months ended March 31, 2012 was due primarily to the impact of acquisitions completed during 2011, organic growth in the business, the impact of higher fuel prices and higher fuel spread revenues. These increases were partially offset by additional amortization related to acquisitions completed during 2011, selling costs to support the growth in our business, higher merchant commissions due to volume increases in certain businesses where commissions are paid, higher MasterCard processing fees associated with organic growth in certain of our payment programs and the unfavorable impact of foreign exchange rates.

During 2011, we completed the acquisition of our Mexican business and Allstar, which together contributed to the increase in consolidated operating income. However, the Mexican business and Allstar business both produce lower margin products in comparison to our other businesses and when combined with our other businesses’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $31.2 million in the three months ended March 31, 2011 to $38.1 million in the three months ended March 31, 2012, an increase of $6.9 million, or 22.2%. North America operating margin was 43.6% and 46.0% for the three months ended March 31, 2011 and 2012, respectively. The increase in operating income and operating margin from the three months ended March 31, 2011 to the three months ended March 31, 2012 was due primarily to organic growth in the business, the impact of higher fuel prices and higher fuel spread revenues. This increase in operating income was partially offset by higher merchant commissions due to volume increases in certain businesses where commissions are paid, selling costs to support the growth in our business and MasterCard processing fees associated with organic growth in certain of our payment programs.

International segment operating income

International operating income increased from $19.3 million in the three months ended March 31, 2011 to $26.4 million in the three months ended March 31, 2012, an increase of $7.1 million, or 36.6%. International operating margin was 48.9% and 41.6% for the three months ended March 31, 2011 and 2012, respectively. The increase in operating income from the three months ended March 31, 2011 to the three months ended March 31, 2012 was due primarily to the impact of acquisitions completed in 2011 and the impact of higher fuel prices and fuel spread revenues. These increases were partially offset by additional amortization related to acquisitions completed during 2011 and the unfavorable impact of foreign exchange rates.

The lower operating margin was due to the Mexican business and Allstar acquisitions, which both produce lower margin products in comparison to our other businesses.

Other income, net

Other income, net decreased from income of $0.03 million in the three months ended March 31, 2011 to an expense of $0.6 million in the three months ended March 31, 2012, a decrease of $0.6 million. The decrease was due primarily to expenses related to our secondary stock offering, as well as foreign currency exchange losses recognized during the three months ended March 31, 2012.

Interest expense, net

Interest expense increased from $3.4 million in the three months ended March 31, 2011 to $3.6 million in the three months ended March 31, 2012, an increase of $0.2 million, or 5.9%. The increase is due to additional borrowings on our credit facilities in the three months ended March 31, 2012 over the comparable period in 2011. This increase was partially offset by lower average interest rates in the three months ended March 31, 2012 over the comparable period in 2011, resulting from the pay down of our 2005 Credit Facility and CCS Facility upon entry into our new Credit Facility on June 22, 2011. The average interest rate (including the unused credit facility fee) on our new Credit Facility was 1.97% during the three months ended March 31, 2012. The average interest rate on the 2005 Credit Facility was 2.51% in the three months ended March 31, 2011. The average interest rate on the CCS Credit Facility was 2.67% in the three months ended March 31, 2011.

Provision for income taxes

The provision for income taxes increased from $14.8 million in the three months ended March 31, 2011 to $18.2 million in the three months ended March 31, 2012, an increase of $3.4 million, or 23.1%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 31.4% for three months ended March 31, 2011 to 30.2% for the three months ended March 31, 2012. The decrease in our effective tax rate was primarily due to a change in the mix of earnings between U.S. and foreign jurisdictions.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $32.3 million in the three months ended March 31, 2011 to $42.1 million in the three months ended March 31, 2012, an increase of $9.7 million, or 30.1%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At March 31, 2012, our unrestricted cash and cash equivalent balance totaled $287.1 million. Our restricted cash balance at March 31, 2012 totaled $57.2 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At March 31, 2012, cash and cash equivalents held in foreign subsidiaries where we have determined such cash and cash equivalents are permanently reinvested is $260.4 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2012, we had the ability to generate approximately $1.1 million of additional liquidity under our Securitization Facility and had $436.0 million available under the new Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
(in millions)	2012	2011
Net cash used in operating activities	$(113.9)	$(8.8)
Net cash used in investing activities	(3.6)	(2.6)
Net cash provided by financing activities	112.1	9.0

Operating activities Net cash used in operating activities increased from $8.8 million in the three months ended March 31, 2011 to $113.9 million in the three months ended March 31, 2012. The increase is primarily due to an increase in working capital, driven by the increase in accounts receivable, other assets and accounts payable, accrued expenses and customer deposits, partially offset by additional net income during the period.

Investing activities Net cash used in investing activities increased from $2.6 million in the three months ended March 31, 2011 to $3.6 million in the three months ended March 31, 2012. This increase is primarily due to the increase in capital expenditures during the three months ended March 31, 2012 over the comparable period in 2011.

Financing activities Net cash provided by financing activities increased from $9.0 million in the three months ended March 31, 2011 to $112.1 million in the three months ended March 31, 2012. The increase is primarily due to additional borrowings on the Securitization Facility of $51.0 million in the three months ended March 31, 2012 over the comparable period in 2011. In addition, on March 13, 2012, FleetCor entered into the first Amendment to our Credit Facility. The Amendment added two U.K. entities as designated borrowers and adds a $110 million foreign currency swing line facility under the existing revolver, which allows for alternate currency borrowing on the swing line. Borrowings on the foreign currency swing line facility, net, provided additional cash from financing activities during the three months ended March 31, 2012 of $39.0 million over the comparable period in 2011. During the three months ended March 31, 2012, we made principal payments of $28.8 million on the term loan and revolver under our Credit Facility.

Capital spending summary

Our capital expenditures increased from $2.6 million in the three months ended March 31, 2011 to $3.6 million in the three months ended March 31, 2012, an increase of $1.0 million, or 37.4%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system. We anticipate our capital expenditures to increase to approximately $16.0 million for 2012 as compared to $13.5 million in 2011, as we continue to enhance our existing processing systems.

Credit Facility

On June 22, 2011, we entered into a new five-year, $900 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a $300 million term loan facility and a $600 million revolving credit facility, with sublimits for letters of credit, swing line loans and multicurrency borrowings. Subject to certain conditions, including obtaining commitments of lenders, we have the option to increase the facility up to an additional $150 million. The Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios.

Proceeds from this new Credit Facility were used to retire our existing indebtedness under our 2005 Credit Facility and CCS Credit Facility. Proceeds from this new Credit Facility may also be used for working capital purposes, acquisitions, and other general corporate purposes.

On March 13, 2012, we entered into the first Amendment to the Credit Agreement. The Amendment adds two U.K. entities as designated borrowers and adds a $110 million foreign currency swing line subfacility under the existing revolver, which will allow for alternate currency borrowing on the swing line. The Amendment also permits us to provide a cash deposit of up to $50 million to a processor in connection with one of our MasterCard programs.

At March 31, 2012, we had $288.8 million in outstanding term loans, $100.0 million in borrowings outstanding on the domestic revolving line and $64.0 million in borrowings outstanding on the foreign swing line of credit.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At March 31, 2012, the interest rate on the term loan and domestic revolving line of credit was 1.74% and the unused credit facility fee was 0.25%. At March 31, 2012, the interest rate on the foreign swing line of credit was 2.06%.

The stated maturity date for our term loan and revolving loans and letters of credit under the Credit Agreement is June 22, 2016. The term loan is payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on June 22, 2016. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. During the three months ended March 31, 2012, we made principal payments of $3.8 million on the term loan and $25.0 million on the domestic revolving line of credit. As of March 31, 2012, we were in compliance with each of the covenants under the new Credit Facility agreement.

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

The CCS Credit Facility agreement provided for term loans in the total amount of CZK 1.675 billion ($84.3 million), which consisted of a “Facility A” amortized term loan in the amount of CZK 990 million ($49.8 million) and a “Facility B” bullet term loan in the amount of CZK 685.0 million ($34.2 million).

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

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the Securitization Facility is $500 million. On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements. The Securitization Facility was amended for a sixth time on September 30, 2011 to permit us to sell receivables to the purchasers and repay purchasers on a non-ratable basis in order to take advantage of the lower cost of capital of certain purchasers. The facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the commercial paper rate of 0.26%, plus 0.75% as of March 31, 2012. The unused facility fee is payable at a rate of 0.35% per annum as of March 31, 2012.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2012, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of March 31, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material and were not involved in any material legal proceedings that terminated during the first quarter. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we responded to, and we are awaiting its conclusions. Although we do not currently anticipate an adverse result or material adverse impact from the investigation, if determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines. We also notified the Office of Fair Trading about our recent acquisition of Allstar Business Solutions Limited, in which we provided an analysis that the acquisition does not result in a substantial lessening of competition on any affected market. We subsequently responded to questions posed by the Office of Fair Trading in the course of its review and participated in an issues meeting. We anticipate that the Office of Fair Trading will determine whether or not to make a referral to the Competition Commission for further consideration by May 12, 2012. If the Competition Commission were to conclude that the acquisition results in a substantial lessening of competition, it could require remedial action, which could negatively affect our financial results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Arrangement Agreement Among FleetCor Luxembourg Holdings2 S.À.R.L, FleetCor Technologies, Inc. and CTF Technologies, Inc.

10.2	Seventh Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 6, 2012, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 6, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 10, 2012.

FleetCor Technologies, Inc.

(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald F. Clarke	(Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer
Eric R. Dey	(Principal Financial Officer and Principal Accounting Officer)