Form 10-Q
period 2012-06-30
FLEETCOR TECHNOLOGIES INC
filed 2012-08-09
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock, $0.001 par value	83,630,729

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,579	$285,159
Restricted cash	50,127	55,762
Accounts receivable (less allowance for doubtful accounts of $17,959 and $15,315, respectively)	545,796	481,791
Securitized accounts receivable—restricted for securitization investors	325,000	280,000
Prepaid expenses and other current assets	17,505	15,416
Deferred income taxes	4,310	4,797

Total current assets	1,198,317	1,122,925

Property and equipment	101,875	93,380
Less accumulated depreciation and amortization	(66,198)	(60,656)

Net property and equipment	35,677	32,724
Goodwill	775,749	760,872
Other intangibles, net	408,731	379,907
Other assets	86,215	45,834

Total assets	$2,504,689	$2,342,262

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$474,837	$478,882
Accrued expenses	34,857	41,565
Customer deposits	170,640	180,269
Securitization facility	325,000	280,000
Current portion of notes payable and other obligations	129,873	140,354

Total current liabilities	1,135,207	1,121,070

Notes payable and other obligations, less current portion	285,950	278,429
Deferred income taxes	141,612	131,327

Total noncurrent liabilities	427,562	409,756

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 115,390,487 shares issued and 83,508,817 shares outstanding at June 30, 2012; and 475,000,000 shares authorized, 113,741,883 shares issued and 81,860,213 shares outstanding at December 31, 2011	115	114
Additional paid-in capital	500,331	466,203
Retained earnings	630,978	534,498
Accumulated other comprehensive loss	(13,841)	(13,716)
Less treasury stock (31,881,670 shares at June 30, 2012 and December 31, 2011)	(175,663)	(175,663)

Total stockholders’ equity	941,920	811,436

Total liabilities and stockholders’ equity	$2,504,689	$2,342,262

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues, net	$171,820	$134,213	$317,985	$245,218
Expenses:
Merchant commissions	17,651	14,881	28,044	23,158
Processing	27,014	19,775	52,593	37,707
Selling	10,274	9,003	20,449	16,790
General and administrative	23,824	22,074	47,647	39,989
Depreciation and amortization	11,609	8,588	23,329	17,195

Operating income	81,448	59,892	145,923	110,379

Other (income) expense, net	(66)	(56)	522	(90)
Interest expense, net	2,818	3,451	6,381	6,814
Loss on early extinguishment of debt	—	2,669	—	2,669

Total other expense	2,752	6,064	6,903	9,393

Income before taxes	78,696	53,828	139,020	100,986
Provision for income taxes	24,295	17,113	42,540	31,937

Net income	$54,401	$36,715	$96,480	$69,049

Earnings per share:
Basic earnings per share	$0.65	$0.46	$1.16	$0.86

Diluted earnings per share	$0.63	$0.44	$1.13	$0.83

Weighted average shares outstanding:
Basic weighted average shares outstanding	83,294	80,151	82,929	80,044

Diluted weighted average shares outstanding	85,737	83,548	85,451	83,464

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$54,401	$36,715	$96,480	$69,049
Other comprehensive income:
Foreign currency translation adjustment gain (loss), net of tax	(9,197)	368	(125)	4,340

Total other comprehensive income (loss)	(9,197)	368	(125)	4,340

Total comprehensive income	$45,204	$37,083	$96,355	$73,389

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended June 30,
	2012	2011
Operating activities
Net income	$96,480	$69,049
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,288	5,531
Stock-based compensation	7,793	11,983
Provision for losses on accounts receivable	10,953	8,771
Amortization of deferred financing costs	1,051	843
Amortization of intangible assets	14,357	9,187
Amortization of premium on receivables	1,633	1,634
Deferred income taxes	(167)	(765)
Loss on early extinguishment of debt	—	2,669
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	5,635	(667)
Accounts receivable	(117,325)	(154,408)
Prepaid expenses and other current assets	2,808	(4,608)
Other assets	(42,268)	(1,114)
Excess tax benefits related to stock-based compensation	(14,750)	(1,821)
Accounts payable, accrued expenses and customer deposits	(9,286)	56,170

Net cash (used in) provided by operating activities	(36,798)	2,454

Investing activities
Acquisitions, net of cash acquired	(35,490)	(785)
Purchases of property and equipment	(8,431)	(5,916)

Net cash used in investing activities	(43,921)	(6,701)

Financing activities
Excess tax benefits related to stock-based compensation	14,750	1,821
Borrowings on securitization facility, net	45,000	18,000
Deferred financing costs paid	(795)	(7,736)
Proceeds from issuance of common stock	11,584	855
Principal payments on notes payable	(7,500)	(331,465)
Borrowings on notes payable	—	300,000
Principal payments on revolver	(185,000)	—
Borrowings from revolver	145,000	—
Borrowings (payments) on swing line of credit, net	26,862	—
Other	—	(179)

Net cash provided by (used in) financing activities	49,901	(18,704)

Effect of foreign currency exchange rates on cash	1,238	9,347

Net decrease in cash and cash equivalents	(29,580)	(13,604)
Cash and cash equivalents, beginning of period	285,159	114,804

Cash and cash equivalents, end of period	$255,579	$101,200

Supplemental cash flow information
Cash paid for interest	$7,209	$4,335

Cash paid for income taxes	$24,164	$20,284

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments recorded directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $168,000 and $90,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. The Company recognized a foreign exchange loss of $6,000 for the six months ended June 30, 2012 and a foreign exchange gain of $127,000 for the six months ended June 30, 2011, which are classified within other income, net in the Unaudited Consolidated Statements of Income.

Comprehensive Income

Comprehensive income is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners. The Company discloses comprehensive income in the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The December 31, 2011 consolidated balance sheet has been recasted to reflect adjustments to the provisional opening balance sheet amounts as discussed further in Note 5.

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

Qualitative Impairment Test for Indefinite-Lived Intangibles

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other,” which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The proposed guidance is similar to ASU 2011-08 for goodwill. Companies would consider relevant events and circumstances that may affect the significant inputs used in determining the fair value of an indefinite-lived intangible asset. A company that concludes that it is more likely than not that the fair value of such an asset exceeds its carrying amount would not need to calculate the fair value of the asset in the current year. However, if a company concludes that it is more likely than not that the asset is impaired, it must calculate the fair value of the asset and compare that value with its carrying amount, as is required by current guidance. ASU 2012-02 would be applied prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s adoption of this ASU is not expected to affect the Company’s results of operations, financial condition, or cash flows.

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

The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Gross domestic accounts receivable	$96,029	$84,087
Gross securitized accounts receivable	325,000	280,000
Gross foreign receivables	467,726	413,019

Total gross receivables	888,755	777,106
Less allowance for doubtful accounts	(17,959)	(15,315)

Net accounts and securitized accounts receivable	$870,796	$761,791

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for six months ended June 30 is as follows (in thousands):

	2012	2011
Allowance for doubtful accounts beginning of period	$15,315	$14,256
Add:
Provision for bad debts	10,953	8,771
Less:
Write-offs	(8,309)	(6,682)

Allowance for doubtful accounts end of period	$17,959	$16,345

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At June 30, 2012 and December 31, 2011, there was $325 million and $280 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

3. Fair Value Measurements

There were no financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 or December 31, 2011. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates.

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

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of June 30, 2012 and December 31, 2011. There were 1,839,349 additional shares remaining available for grant under the Plans at June 30, 2012.

The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$2,349	$2,594	$4,626	$5,054
Restricted stock	1,611	5,248	3,167	6,929

Stock-based compensation	$3,960	$7,842	$7,793	$11,983

The tax benefits recorded on stock based compensation were $1.2 million and $3.4 million for the three month periods ended June 30, 2012 and 2011, respectively. The tax benefits recorded on stock based compensation were $2.4 million and $4.1 million for the six month periods ended June 30, 2012 and 2011, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2012 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$23,674	2.26
Restricted stock	10,095	1.51

Total	$33,769

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2012 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2011	8,341	$15.51	4,394	$10.13		$119,802
Granted	235	40.65
Exercised	(1,584)	7.50				43,596
Forfeited	(30)	10.00

Outstanding at June 30, 2012	6,962	$18.20	3,339	$11.83		$117,228

Expected to vest as of June 30, 2012	6,962	$18.20

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the six months ended June 30, 2012 and 2011, with the following weighted-average assumptions for grants during the period.

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.64%	1.78%
Dividend yield	—	—
Expected volatility	34.31%	39.27%
Expected life (in years)	4.0	4.0

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options.

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. The Company estimates the volatility of the share price of the Company’s common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption the Company considered a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. In periods subsequent to June 30, 2012, the Company will utilize the volatility of the share price of the Company’s common stock to estimate the volatility assumption for the Black-Scholes option pricing model.

The weighted-average remaining contractual life for options outstanding was 7.05 and 7.00 years at June 30, 2012 and December 31, 2011, respectively.

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

There were no restricted stock shares granted which included market conditions during the six months ended June 30, 2012. The fair value of restricted stock shares granted which included market conditions during the six months ended June 30, 2011 was estimated using the Monte Carlo option pricing model at the grant date, with the following assumptions.

Six Months Ended June 30, 2011
Risk-free interest rate	1.25%
Dividend yield	—
Expected volatility	37.00%
Expected life (in years)	0.63

The risk-free interest rate and volatility assumptions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2012 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	840	$23.15
Granted	66	36.76
Vested	(47)	29.80

Unvested at June 30, 2012	859	$23.91

5. Acquisitions

2012 Acquisitions

During the six months ended June 30, 2012 the Company completed acquisitions with an aggregate purchase price of $51.6 million, net of cash acquired, which includes a deferred payment of $11.3 million and a contingent earn-out payment of $4.9 million.

Russian Fuel Card Company

On June 15, 2012, the Company acquired all of the outstanding stock of a leading Russian fuel card company. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. In connection with the transaction, a final payment of $11.25 million is due December 15, 2013. This deferred payment is included in notes payable and other obligations, less current portion, within the consolidated balance sheet. The acquired company is the Russian leader in fuel card systems, and serves major oil clients, and hundreds of independent fuel card issuers. Its technology allows issuers to share their retail network, thereby expanding the reach of their networks. Results from the acquired Russian business are reported in the Company’s International segment since the date of acquisition. The purpose of this acquisition was to further expand the Company’s presence in the Russian fuel card marketplace. This business acquisition was not material to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

CTF Technologies, Inc.

On July 3, 2012, the Company acquired all of the outstanding stock of CTF Technologies, Inc. (“CTF”), a British Columbia organization, for $180 million. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CTF Technologies Do Brasil Ltda and certain of the Company’s other subsidiaries are wholly-owned entities of CTF. The acquisition was carried out pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) and was approved by final order of the Supreme Court of British Columbia. The purpose of the transaction was to establish the Company’s presence in the Brazilian marketplace.

CTF provides fuel payment processing services for over-the-road fleets, ships, mining equipment, and railroads in Brazil. CTF’s payment platform links together fleet operators, banks, and oil companies. CTF earns revenue primarily from a recurring transaction fee paid by the oil companies who purchase services for their fleet customers under multi-year customer contracts. Due to the timing of the CTF acquisition, the Company has not yet completed a preliminary allocation of purchase price or valuation of the intangible assets acquired. The goodwill acquired with this business is not deductible for tax purposes.

2011 Acquisitions

During 2011, the Company completed two foreign acquisitions with an aggregate purchase price of $333.8 million, net of cash acquired, the largest of which was Allstar Business Solutions Limited.

Allstar Business Solutions Limited

On December 13, 2011, the Company acquired all of the outstanding stock of Allstar Business Solutions Limited (Allstar) in the United Kingdom. The purpose of the transaction was to expand the Company’s European commercial fleet card offerings. The results of Allstar are included in the Company’s consolidated financial statements from the date of the acquisition. The total consideration for this acquisition was £200 million or approximately $312 million, including amounts applied at the closing to the repayment of Allstar’s debt. The consideration for the transaction was paid using the Company’s existing cash and credit facilities.

The following table summarizes the preliminary allocation of the purchase price for Allstar (in thousands):

Trade and other receivables	$253,628
Prepaid expenses and other	139
Property and equipment	601
Goodwill	110,553
Other intangible assets	162,500
Notes and other liabilities assumed	(176,327)
Deferred tax liabilities	(38,931)

Purchase price	$312,163

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10 – 20	$135,400
Trade names and trademarks—indefinite	N/A	18,900
Merchant network	10	8,200

		$162,500

During the six months ended June 30, 2012, after the December 31, 2011 financial statements were issued, the Company completed a preliminary valuation utilizing a third-party valuation firm of the goodwill and intangible assets of Allstar, where the Company identified additional intangible assets and deferred tax liabilities acquired as of the acquisition date. Based on the third party valuation, the Company has estimated the fair values of the customer-related intangible assets, trade names and trademark assets and merchant network assets acquired as part of the acquisition of Allstar are $135.4 million, $18.9 million and $8.2 million, respectively. As a result, the carrying amount of the customer-related intangible assets, trade names and trademark assets and merchant network assets were increased by an aggregate $80.4 million during the six months ended June 30, 2012, due to the identification of this information that existed at the acquisition date, with a corresponding decrease to goodwill of $62.0 million and increase to deferred tax liabilities of $18.4 million. In addition, the Company reduced accrued liabilities acquired by $0.7 million, with a corresponding increase to goodwill during the six months ended June 30, 2012, due to the identification of this information that existed at the acquisition date subsequent to the issuance of the December 31, 2011 financial statements. The Company has recasted the December 31, 2011 consolidated balance sheet for the impact of these purchase accounting adjustments. Due to the acquisition of the Allstar business occurring during December 2011, the preliminary purchase accounting adjustments recorded during the six months ended June 30, 2012 did not have a significant impact on the consolidated income statement or consolidated statement of cash flows, thus the Company has not recasted these financial statements.

The allocation of purchase price is preliminary for the Allstar acquisition as the Company has not yet finalized the valuation of assets acquired and liabilities assumed. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Allstar. The goodwill acquired with this business is not deductible for tax purposes.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2011	Acquisitions	Purchase Accounting Adjustments	Foreign Currency	June 30, 2012
Segment
North America	$276,714	$—	$—	$—	$276,714
International	484,158	14,482	333	62	499,035

	$760,872	$14,482	$333	$62	$775,749

As of June 30, 2012 and December 31, 2011 other intangible assets consisted of the following (in thousands):

		June 30, 2012			December 31, 2011
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$441,567	$(74,694)	$366,873	$398,386	$(61,110)	$337,276
Trade names and trademarks— indefinite lived	N/A	37,526	—	37,526	37,526	—	37,526
Trade names and trademarks— other	3 to 15	3,160	(1,310)	1,850	3,160	(1,200)	1,960
Software	3 to 10	5,530	(3,853)	1,677	5,530	(3,383)	2,147
Non-compete agreements	2 to 5	2,471	(1,666)	805	2,471	(1,473)	998

Total other intangibles		$490,254	$(81,523)	$408,731	$447,073	$(67,166)	$379,907

Purchase accounting adjustments recorded during the six months ended June 30, 2012 relate to an additional payment due to final working capital adjustments. Amortization expense related to intangible assets for the six month periods ended June 30, 2012 and 2011 was $14.4 million and $9.2 million, respectively.

7. Debt

The Company’s debt instruments are as follows (in thousands):

	June 30, 2012	December 31, 2011
Term note payable—domestic(a)	$285,000	$292,500
Revolving line of credit—domestic(a)	85,000	125,000
Swing line of credit – foreign (a)	28,111	—
Other debt (c)	17,712	1,283

Total notes payable and other obligations	415,823	418,783
Securitization facility(b)	325,000	280,000

Total notes payable, credit agreements and Securitization Facility	$740,823	$698,783

Current portion	$454,873	$420,354
Long-term portion	285,950	278,429

Total notes payable, credit agreements and Securitization Facility	$740,823	$698,783

(a)

The Company entered into a $300 million term loan and a $600 million revolving line of credit on June 22, 2011. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and a sublimit for multicurrency borrowings in Euros, Sterling and Japanese Yen. Proceeds from this new credit facility were used to retire the Company’s indebtedness under its 2005 Credit Facility and CCS Credit Facility, as described below. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in June 2016. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $7.5 million were made on the term loan during the six months ended June 30, 2012.
(b)	The Company is party to a receivables purchase agreement (Securitization Facility) that was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove all financial covenants. The current purchase limit under the Securitization Facility is $500 million. The Securitization Facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the Commercial Paper Rate of 0.28%, plus 0.75% as of June 30, 2012. The unused facility fee is payable at a rate of 0.35% per annum as of June 30, 2012. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition of a Russian fuel card company, there is a final payment of $11.3 million due on December 15, 2013. The Company also is party to another acquisition agreement that includes contingent earn-out payments of $4.9 million, which is payable in three installments in December 2012, November 2013 and May 2016.

The Company was in compliance with all financial and non-financial covenants at June 30, 2012.

The Company has deferred debt issuance costs associated with its new Credit Facility of $6.3 million as of June 30, 2012, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended June 30, 2012 and 2011 due to the following (in thousands):

	2012		2011
Income tax expense at federal statutory rate	$27,544	35.0%	$18,840	35.0%
Changes resulting from:
Foreign income tax differential	(2,155)	(2.7)	(2,164)	(4.0)
State taxes, net of federal benefit	653	0.8	730	1.4
Foreign-sourced nontaxable income	(2,729)	(3.5)	(793)	(1.5)
Other	982	1.3	500	0.9

Provision for income taxes	$24,295	30.9%	$17,113	31.8%

At June 30, 2012 and December 31, 2011, notes payable and other obligations—noncurrent, included liabilities for unrecognized income tax benefits of $5.7 million and $4.2 million, respectively. During the three months ended June 30, 2012 and 2011 the Company recognized additional liabilities of $0.3 million and $0.1 million, respectively. During the six months ended June 30, 2012 and 2011 the Company recognized additional liabilities of $0.7 million and $0.2 million, respectively. During the three and six months ended June 30, 2012 and 2011, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

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

The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$54,401	$36,715	$96,480	$69,049

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	82,430	78,929	82,054	78,673
Share-based payment awards classified as participating securities	863	1,222	876	1,371

Denominator for basic earnings per share	83,293	80,151	82,930	80,044
Dilutive securities	2,444	3,397	2,521	3,420

Denominator for diluted earnings per share	85,737	83,548	85,451	83,464

Basic earnings per share	$0.65	$0.46	$1.16	$0.86
Diluted earnings per share	$0.63	$0.44	$1.13	$0.83

Diluted earnings per share for the three month periods ended June 30, 2012 and 2011 excludes the effect of 0.2 million and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

The results from the Company’s Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011, Allstar business acquired during the fourth quarter of 2011 and a Russian fuel card business acquired during the second quarter of 2012 are reported in our International segment.

The Company’s segment results are as follows as of and for the three month periods ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues, net:
North America	$107,286	$92,865	$190,098	$164,449
International	64,534	41,348	127,887	80,769

	$171,820	$134,213	$317,985	$245,218

Operating income:
North America	$53,598	$40,471	$91,711	$71,990
International	27,850	19,421	54,212	38,389

	$81,448	$59,892	$145,923	$110,379

Depreciation and amortization:
North America	$5,024	$4,889	$10,018	$9,831
International	6,585	3,699	13,311	7,364

	$11,609	$8,588	$23,329	$17,195

Capital expenditures:
North America	$2,501	$1,347	$4,596	$2,834
International	2,367	1,975	3,835	3,082

	$4,868	$3,322	$8,431	$5,916

11. Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. The Company is currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to its Keyfuels product line. This product line consists of a proprietary payment card and associated site network in the United Kingdom. A competitor alleged that a Company subsidiary is dominant in a relevant market with its Keyfuels product line. The Office of Fair Trading is investigating whether the Company is dominant and, if dominant, whether some of its contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which the Company responded to, and it is awaiting the regulator’s conclusions. If determined adversely, the regulator has authority to require the Company to reform contracts to eliminate exclusivity and impose significant fines, which could be material. Any adverse determination is appealable to the Competition Appeal Tribunal. The Company does not believe that a reasonable estimate of the range of loss can be made at this time.

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

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Mexican prepaid fuel card and food voucher company (“Mexican business”) acquired during the third quarter of 2011, Allstar Business Solutions (“Allstar”) acquired during the fourth quarter of 2011 and Russian fuel card business acquired during the second quarter of 2012 are reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three and six months ended June 30, 2012 and 2011, our North America and International segments generated the following revenue:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$107.3	62.4%	$92.9	69.2%	$190.1	59.8%	$164.4	67.1%
International	64.5	37.6%	41.3	30.8%	127.9	40.2%	80.8	32.9%

	$171.8	100.0%	$134.2	100.0%	$318.0	100.0%	$245.2	100.0%

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

Illustrative Transaction Flow

From our merchant and network relationships, we derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 59.2% and 52.7% of our revenue was derived from our merchant and network relationships during the three months ended June 30, 2012 and 2011, respectively. Approximately 55.3% and 49.0% of our revenue was derived from our merchant and network relationships during the six months ended June 30, 2012 and 2011, respectively.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 40.8% and 47.3% of our revenue was derived from customer and partner program fees and charges during the three months ended June 30, 2012 and 2011, respectively. Approximately 44.7% and 51.0% of our revenue was derived from customer and partner program fees and charges during the six months ended June 30, 2012 and 2011, respectively.

Key operating metrics

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Transactions (in millions)
North America	39.3	38.6	76.0	74.8
International[1]	34.9	11.1	70.1	21.9

Total transactions[1]	74.2	49.7	146.1	96.7

Revenue per transaction
North America	$2.73	$2.40	$2.50	$2.20
International[1]	1.85	3.72	1.82	3.68
Consolidated revenue per transaction[1]	2.31	2.70	2.18	2.54

[1]	The presentation of prior quarters presented herein has been conformed to the current period presentation that eliminates certain intercompany transactions.

Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates. Revenue per transaction per customer increases as the level of services we provide to a customer increases, as macroeconomic factors change and as adjustments are made to merchant and customer rates.

Revenue per transaction in the International segment has historically run higher than the North America segment primarily due to higher margins and higher fuel prices in our international product lines. However, acquisitions in 2011 have significantly impacted revenue per transactions in our International segment as well as on a consolidated basis. In 2011, we acquired a Mexican business and Allstar, which contributed to the increase in transaction volumes and revenues in our International segment. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction. The acquisition of our Russian fuel card business in June 2012 did not impact revenue per transaction due to the acquisition date.

Sources of Revenue Set forth below is information on our sources of revenue for the three and six months ended June 30, 2012 and 2011 expressed as a percentage of consolidated revenues:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue from customers and partners	40.8%	47.3%	44.7%	51.0%
Revenue from merchants and networks	59.2%	52.7%	55.3%	49.0%

Revenue tied to fuel-price spreads	23.5%	21.5%	19.7%	19.2%
Revenue influenced by the absolute price of fuel	19.2%	25.6%	19.2%	24.0%
Revenue from program fees, late fees, interest and other	57.3%	52.9%	61.1%	56.8%

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 19.2% and 25.6% of our consolidated revenue during the three months ended June 30, 2012 and 2011, respectively, and 19.2% and 24.0% of our consolidated revenue during the six months ended June 30, 2012 and 2011, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 23.5% and 21.5% of our consolidated revenue during the three months ended June 30, 2012 and 2011, respectively, and 19.7% and 19.2% of our consolidated revenue during the six months ended June 30, 2012 and 2011, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

•

Acquisitions – Since 2002, we have completed over 45 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

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

•

Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, the Czech koruna, the Russian ruble, the Canadian dollar, the Euro and the Mexican Peso relative to the U.S. dollar. Approximately 62.4% and 69.1% of our revenue during the three months ended June 30, 2012 and 2011, respectively, and 59.7% and 66.9% of our revenue during the six months ended June 30, 2012 and 2011, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

•

Expenses – Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following table sets forth selected consolidated statement of income data for the three months ended June 30, 2012 and 2011 (in thousands).

	Three months ended June 30, 2012	% of total revenue	Three months ended June 30, 2011	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$107,286	62.4%	$92,865	69.2%	$14,421	15.5%
International	64,534	37.6%	41,348	30.8%	23,186	56.1%

Total revenues, net	171,820	100.0%	134,213	100.0%	37,607	28.0%
Consolidated operating expenses:
Merchant commissions	17,651	10.3%	14,881	11.1%	2,770	18.6%
Processing	27,014	15.7%	19,775	14.7%	7,239	36.6%
Selling	10,274	6.0%	9,003	6.7%	1,271	14.1%
General and administrative	23,824	13.9%	22,074	16.4%	1,750	7.9%
Depreciation and amortization	11,609	6.8%	8,588	6.4%	3,021	35.2%

Operating income	81,448	47.4%	59,892	44.6%	21,556	36.0%

Other income, net	(66)	0.0%	(56)	0.0%	(10)	17.9%
Interest expense, net	2,818	1.6%	3,451	2.6%	(633)	(18.3)%
Loss on extinguishment of debt	-	0.0%	2,669	2.0%	(2,669)	(100.0)%
Provision for income taxes	24,295	14.1%	17,113	12.8%	7,182	42.0%

Net income	$54,401	31.7%	$36,715	27.4%	$17,686	48.2%

Operating income for segments:
North America	$53,598	31.2%	$40,471	30.2%	$13,127	32.4%
International	27,850	16.2%	19,421	14.5%	8,429	43.4%

Operating income	$81,448	47.4%	$59,892	44.6%	$21,556	36.0%

Operating margin for segments:
North America	50.0%		43.6%		6.4%
International	43.2%		47.0%		(3.8)%

Revenues and revenue per transaction

Our consolidated revenues increased from $134.2 million in the three months ended June 30, 2011 to $171.8 million in the three months ended June 30, 2012, an increase of $37.6 million, or 28.0%. During the three months ended June 30, 2012, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs; and

•	the acquisitions of our Mexican business during the third quarter of 2011, Allstar during the fourth quarter of 2011 and another Russian fuel card business during the second quarter of 2012.

•

We believe the macroeconomic environment had a neutral effect on our consolidated revenue for the three months ended June 30, 2012 over the comparable period in 2011. The impact of higher fuel spread margins was partially offset by the impact of unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment.

Consolidated revenue per transaction decreased from $2.70 in the three months ended June 30, 2011 to $2.31 in the three months ended June 30, 2012, a decrease of $0.39 or 14.4%. Consolidated revenue per transaction was impacted by the reasons discussed above. The acquisitions of our Mexican business and Allstar in 2011 and another Russian fuel card business in 2012 also contributed to the increase in transaction volumes on a consolidated basis. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. The acquisition of an additional Russian fuel card business in June 2012 did not impact revenue per transaction due to the acquisition date. The results from our recently acquired Mexican, Allstar and Russian fuel card businesses are reported in our International segment.

North America segment revenues and revenue per transaction

North America revenues increased from $92.9 million in the three months ended June 30, 2011 to $107.3 million in the three months ended June 30, 2012, an increase of $14.4 million, or 15.5%. During the three months ended June 30, 2012, our North America segment revenue was impacted by:

•	organic growth in certain of our payment programs.

•

We believe the macroeconomic environment had a generally positive effect on our North American revenue for the three months ended June 30, 2012 over the comparable period in 2011, due to the impact of higher fuel spread margins.

North America segment revenue per transaction increased from $2.40 in the three months ended June 30, 2011 to $2.73 in the three months ended June 30, 2012, an increase of $0.33 or 13.8%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $41.3 million in the three months ended June 30, 2011 to $64.5 million in the three months ended June 30, 2012, an increase of $23.2 million, or 56.1%. During the three months ended June 30, 2012, our International segment revenue was primarily impacted by:

•	organic growth in certain of our payment programs; and

•	the acquisitions of our Mexican business during the third quarter of 2011, Allstar during the fourth quarter of 2011 and another Russian fuel card business during the second quarter of 2012.

•

We believe the macroeconomic environment had a negative effect on our International revenue for the three months ended June 30, 2012 over the comparable period in 2011. The impact of higher fuel prices and higher fuel spread margins were offset by the impact of unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment.

International segment revenue per transaction decreased from $3.72 in the three months ended June 30, 2011 to $1.85 in the three months ended June 30, 2012, a decrease of $1.87 or 50.3%. International revenue per transaction was impacted by the reasons discussed above. As discussed above, we acquired our Mexican business and Allstar in 2011 and another Russian fuel card business in 2012, which together contributed to the increase in transaction volumes in our International segment. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. The acquisition of an additional Russian fuel card business in June 2012 did not impact revenue per transaction due to the acquisition date.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $14.9 million in the three months ended June 30, 2011 to $17.7 million in the three months ended June 30, 2012, an increase of $2.8 million, or 18.6%. This increase was due primarily to higher volume in those revenue streams where merchant commissions are paid, as well as the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions.

Processing Processing expenses increased from $19.8 million in the three months ended June 30, 2011 to $27.0 million in the three months ended June 30, 2012, an increase of $7.2 million, or 36.6%. During the three months ended June 30, 2012, our processing expenses primarily increased due to acquisitions completed in 2011 and 2012, which have a higher rate of processing expenses as a percentage of consolidated revenues in comparison to our other businesses and higher MasterCard processing fees associated with organic growth in certain of our payment programs.

Selling Selling expenses increased from $9.0 million in the three months ended June 30, 2011 to $10.3 million in the three months ended June 30, 2012, an increase of $1.3 million, or 14.1%. The increase was primarily due to acquisitions completed in 2011 and 2012, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $22.1 million in the three months ended June 30, 2011 to $23.8 million in the three months ended June 30, 2012, an increase of $1.7 million, or 7.9%. The increase was primarily due to acquisitions completed in 2011 and 2012, partially offset by the reduction in compensation expense associated with our stock based incentive plans.

Depreciation and amortization Depreciation and amortization increased from $8.6 million in the three months ended June 30, 2011 to $11.6 million in the three months ended June 30, 2012, an increase of $3.0 million, or 35.2%. The increase was primarily due to acquisitions completed during 2011 and 2012, which resulted in an increase of $2.7 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $59.9 million in the three months ended June 30, 2011 to $81.4 million in the three months ended June 30, 2012, an increase of $21.5 million, or 36.0%. Our operating margin increased from 44.6% for the three months ended June 30, 2011 to 47.4% for the three months ended June 30, 2012. The increase in operating income from the three months ended June 30, 2011 to the three months ended June 30, 2012 was due primarily to the impact of acquisitions completed during 2011 and 2012 and organic growth in the business, partially offset by additional amortization related to acquisitions completed during 2011.

Operating margin was positively impacted by organic revenue growth and lower overall operating expenses as a percentage of revenues, partially offset by the impact of recent acquisitions. We completed the acquisition of our Mexican business and Allstar in 2011 and another Russian fuel card business in 2012. While the Allstar business in the UK, our business in Mexico and our recent acquisition in Russia represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $40.5 million in the three months ended June 30, 2011 to $53.6 million in the three months ended June 30, 2012, an increase of $13.1 million, or 32.4%. North America operating margin increased from 43.6% for the three months ended June 30, 2011 to 50.0% for the three months ended June 30, 2012. The increase in operating income and operating margin from the three months ended June 30, 2011 to the three months ended June 30, 2012 was due primarily to organic growth in the business, the impact of generally positive macroeconomic conditions, resulting in higher fuel spread revenues and lower overall operating expenses as a percentage of revenues. These increases were partially offset by higher merchant commissions as a percentage of revenues due to volume increases in certain businesses where commissions are paid, as well as the fluctuation of the margin between the wholesale cost and retail price of fuel, which increased merchant commissions.

International segment operating income

International operating income increased from $19.4 million in the three months ended June 30, 2011 to $27.9 million in the three months ended June 30, 2012, an increase of $8.4 million, or 43.3%. International operating margin decreased from 47.0% for the three months ended June 30, 2011 to 43.2% for the three months ended June 30, 2012. The increase in operating income from the three months ended June 30, 2011 to the three months ended June 30, 2012 was due primarily to the impact of acquisitions completed in 2011 and 2012, which were partially offset by additional amortization related to acquisitions completed during 2011 and 2012 and the impact of generally negative macroeconomic conditions, which includes the unfavorable impact of foreign exchange rates.

The lower operating margin is due to the impact of recent acquisitions. While the Allstar business in the UK, our business in Mexico and our recent acquisition in Russia represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

Other income, net

Other income, net increased from income of $0.06 million in the three months ended June 30, 2011 to $0.07 million in the three months ended June 30, 2012.

Interest expense, net

Interest expense decreased from $3.5 million in the three months ended June 30, 2011 to $2.8 million in the three months ended June 30, 2012, a decrease of $0.7 million, or 18.3%. The decrease is due to lower average interest rates paid on debt instruments in the three months ended June 30, 2012 over the comparable period in 2011. The reduction in our average interest rates is a result of the pay down of our 2005 Credit Facility and CCS Facility upon entry into our new Credit Facility on June 22, 2011 and lower interest rates to finance accounts receivable. The average interest rate paid on borrowings on our domestic revolving line of credit and term loans (including the unused credit facility fee) and foreign swing line of credit under our new Credit Facility was 1.99%, 1.99% and 2.05%, respectively, during the three months ended June 30, 2012. The average interest rate on the 2005 Credit Facility was 2.52% in the three months ended June 30, 2011. The average interest rate on the CCS Credit Facility was 2.66% in the three months ended June 30, 2011.

Loss on early extinguishment of debt

Loss on early extinguishment of debt decreased from $2.7 million in the three months ended June 30, 2011 to zero in the three months ended June 30, 2012. This decrease is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $17.1 million in the three months ended June 30, 2011 to $24.3 million in the three months ended June 30, 2012, an increase of $7.2 million, or 42.0%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 31.8% for three months ended June 30, 2011 to 30.9% for the three months ended June 30, 2012. The decrease in our effective tax rate was primarily due to a change in the mix of earnings between U.S. and foreign jurisdictions.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $36.7 million in the three months ended June 30, 2011 to $54.4 million in the three months ended June 30, 2012, an increase of $17.7 million, or 48.2%.

Six months ended June 30, 2012 compared to the three months ended June 30, 2011

The following table sets forth selected consolidated statement of income data for the six months ended June 30, 2012 and 2011 (in thousands).

	Six months ended June 30, 2012	% of total revenue	Six months ended June 30, 2011	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$190,098	59.8%	$164,449	67.1%	$25,649	15.6%
International	127,887	40.2%	80,769	32.9%	47,118	58.3%

Total revenues, net	317,985	100.0%	245,218	100.0%	72,767	29.7%
Consolidated operating expenses:
Merchant commissions	28,044	8.8%	23,158	9.4%	4,886	21.1%
Processing	52,593	16.5%	37,707	15.4%	14,886	39.5%
Selling	20,449	6.4%	16,790	6.8%	3,659	21.8%
General and administrative	47,647	15.0%	39,989	16.3%	7,658	19.2%
Depreciation and amortization	23,329	7.3%	17,195	7.0%	6,134	35.7%

Operating income	145,923	45.9%	110,379	45.0%	35,544	32.2%

Other expense (income), net	522	0.2%	(90)	0.0%	612	NR
Interest expense, net	6,381	2.0%	6,814	2.8%	(433)	(6.4)%
Loss on extinguishment of debt	-	-	2,669	1.1%	(2,669)	(100.0)%
Provision for income taxes	42,540	13.4%	31,937	13.0%	10,603	33.2%

Net income	$96,480	30.3%	$69,049	28.2%	$27,431	39.7%

Operating income for segments:
North America	$91,711	28.9%	$71,990	29.4%	$19,721	27.4%
International	54,212	17.0%	38,389	15.7%	15,823	41.2%

Operating income	$145,923	45.9%	$110,379	45.0%	$35,544	32.2%

Operating margin for segments:
North America	48.2%		43.8%		4.4%
International	42.4%		47.5%		(5.1)%

Revenues and revenue per transaction

Our consolidated revenues increased from $245.2 million in the six months ended June 30, 2011 to $318.0 million in the six months ended June 30, 2012, an increase of $72.8 million, or 29.7%. During the six months ended June 30, 2012, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs; and

•	the acquisitions of our Mexican business during the third quarter of 2011, Allstar during the fourth quarter of 2011 and another Russian fuel card business during the second quarter of 2012.

•

We believe the macroeconomic environment had a neutral effect on our consolidated revenue for the six months ended June 30, 2012 over the comparable period in 2011. The impact of higher fuel prices and higher fuel spread margins were offset by the impact of unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment.

Consolidated revenue per transaction decreased from $2.54 in the six months ended June 30, 2011 to $2.18 in the six months ended June 30, 2012, a decrease of $0.36 or 14.2%. Consolidated revenue per transaction was impacted by the reasons discussed above. The acquisitions of our Mexican business and Allstar in 2011 and another Russian fuel card business in 2012 also contributed to the increase in transaction volumes on a consolidated basis. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. The acquisition of an additional Russian fuel card business in June 2012 did not impact revenue per transaction due to the acquisition date. The results from our recently acquired Mexican, Allstar and Russian fuel card businesses are reported in our International segment.

North America segment revenues and revenue per transaction

North America revenues increased from $164.4 million in the six months ended June 30, 2011 to $190.1 million in the six months ended June 30, 2012, an increase of $25.7 million, or 15.6%. During the six months ended June 30, 2012, our North America segment revenue was impacted by:

•	organic growth in certain of our payment programs.

•

We believe the macroeconomic environment had a generally positive effect on our North American revenue for the six months ended June 30, 2012 over the comparable period in 2011, due to the impact of higher fuel prices and higher fuel spread margins.

North America segment revenue per transaction increased from $2.20 in the six months ended June 30, 2011 to $2.50 in the six months ended June 30, 2012, an increase of $0.30 or 13.6%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $80.8 million in the six months ended June 30, 2011 to $127.9 million in the six months ended June 30, 2012, an increase of $47.1 million, or 58.3%. During the six months ended June 30, 2012, our International segment revenue was impacted by:

•	organic growth in certain of our payment programs; and

•	the acquisitions of our Mexican business during the third quarter of 2011, Allstar during the fourth quarter of 2011 and another Russian fuel card business during the second quarter of 2012.

•

We believe the macroeconomic environment had a negative effect on our International revenue for the six months ended June 30, 2012 over the comparable period in 2011. The impact of higher fuel prices was offset by the impact of unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment.

International segment revenue per transaction decreased from $3.68 in the six months ended June 30, 2011 to $1.82 in the six months ended June 30, 2012, a decrease of $1.86 or 50.5%. International revenue per transaction was impacted by the reasons discussed above. As discussed above, we acquired our Mexican business and Allstar in 2011 and another Russian fuel card business in 2012, which together contributed to the increase in transaction volumes in our International segment. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. The acquisition of an additional Russian fuel card business in June 2012 did not impact revenue per transaction due to the acquisition date.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $23.2 million in the six months ended June 30, 2011 to $28.0 million in the six months ended June 30, 2012, an increase of $4.8 million, or 21.1%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions and the impact of higher volume in revenue streams where merchant commissions are paid.

Processing Processing expenses increased from $37.7 million in the six months ended June 30, 2011 to $52.6 million in the six months ended June 30, 2012, an increase of $14.9 million, or 39.5%. During the six months ended June 30, 2012, our processing expenses primarily increased due to acquisitions completed in 2011 and 2012, which have a higher rate of processing expenses as a percentage of consolidated revenues in comparison to our other businesses and higher MasterCard processing fees associated with organic growth in certain of our payment programs.

Selling Selling expenses increased from $16.8 million in the six months ended June 30, 2011 to $20.4 million in the six months ended June 30, 2012, an increase of $3.6 million, or 21.8%. The increase was primarily due to acquisitions completed in 2011 and 2012, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $40.0 million in the six months ended June 30, 2011 to $47.6 million in the six months ended June 30, 2012, an increase of $7.6 million, or 19.20%. The increase was primarily due to acquisitions completed in 2011 and 2012, partially offset by the reduction in compensation expense associated with our stock based incentive plans.

Depreciation and amortization Depreciation and amortization increased from $17.2 million in the six months ended June 30, 2011 to $23.3 million in the six months ended June 30, 2012, an increase of $6.1 million, or 35.7%. The increase was primarily due to acquisitions completed during 2011 and 2012, which resulted in an increase of $5.4 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $110.4 million in the six months ended June 30, 2011 to $145.9 million in the six months ended June 30, 2012, an increase of $35.5 million, or 32.2%. Our operating margin increased from 45.0% for the six months ended June 30, 2011 to 45.9% for the six months ended June 30, 2012. The increase in operating income from the six months ended June 30, 2011 to the six months ended June 30, 2012 was due primarily to the impact of acquisitions completed during 2011 and organic growth in the business, partially offset by additional amortization related to acquisitions completed during 2011.

Operating margin was positively impacted by organic revenue growth and lower overall operating expenses as a percentage of revenues, partially offset by the impact of recent acquisitions. We completed the acquisition of our Mexican business and Allstar in 2011 and another Russian fuel card business in 2012. While the Allstar business in the UK, our business in Mexico and our recent acquisition in Russia represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $72.0 million in the six months ended June 30, 2011 to $91.7 million in the six months ended June 30, 2012, an increase of $19.7 million, or 27.4%. North America operating margin increased from 43.8% for the six months ended June 30, 2011 to 48.2% for the six months ended June 30, 2012. The increase in operating income and operating margin from the six months ended June 30, 2011 to the six months ended June 30, 2012 was due primarily to organic growth in the business, the impact of generally positive macroeconomic conditions, resulting in higher fuel spread revenues and lower overall operating expenses as a percentage of revenues. These increases were partially offset by higher merchant commissions as a percentage of revenues due to volume increases in certain businesses where commissions are paid, as well as the fluctuation of the margin between the wholesale cost and retail price of fuel, which increased merchant commissions.

International segment operating income

International operating income increased from $38.4 million in the six months ended June 30, 2011 to $54.2 million in the six months ended June 30, 2012, an increase of $15.8 million, or 41.2%. International operating margin decreased from 47.5% for the six months ended June 30, 2011 to 42.4% for the six months ended June 30, 2012. The increase in operating income from the six months ended June 30, 2011 to the six months ended June 30, 2012 was due primarily to the impact of acquisitions completed in 2011 and 2012, which were partially offset by additional amortization related to these acquisitions and the impact of generally negative macroeconomic conditions, which includes the unfavorable impact of foreign exchange rates.

The lower operating margin is due to the impact of recent acquisitions. While the Allstar business in the UK, our business in Mexico and our recent acquisition in Russia represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

Other income, net

Other income, net decreased from income of $0.09 million in the six months ended June 30, 2011 to an expense of $0.5 million in the six months ended June 30, 2012, a decrease of $0.6 million. The decrease was due primarily to expenses related to our secondary stock offering during the first quarter, as well as foreign currency exchange losses recognized during the six months ended June 30, 2012.

Interest expense, net

Interest expense decreased from $6.8 million in the six months ended June 30, 2011 to $6.4 million in the six months ended June 30, 2012, a decrease of $0.4 million, or 6.4%. The decrease is due to lower average interest rates paid on debt instruments in the six months ended June 30, 2012 over the comparable period in 2011. The reduction in our average interest rates is a result of the pay down of our 2005 Credit Facility and CCS Facility upon entry into our new Credit Facility on June 22, 2011 and lower interest rates to finance accounts receivable. The average interest rate paid on borrowings on our domestic revolving line of credit and term loans (including the unused credit facility fee) and foreign swing line of credit under our new Credit Facility was 2.01%, 2.01% and 2.05%, respectively, during the six months ended June 30, 2012. The average interest rate on the 2005 Credit Facility was 2.54% in the six months ended June 30, 2011. The average interest rate on the CCS Credit Facility was 2.66% in the six months ended June 30, 2011.

Loss on extinguishment of debt

Loss on early extinguishment of debt decreased from $2.7 million in the six months ended June 30, 2011 to zero in the six months ended June 30, 2012. This decrease is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $31.9 million in the six months ended June 30, 2011 to $42.5 million in the six months ended June 30, 2012, an increase of $10.6 million, or 33.2%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 31.6% for six months ended June 30, 2011 to 30.6% for the six months ended June 30, 2012. The decrease in our effective tax rate was primarily due to a change in the mix of earnings between U.S. and foreign jurisdictions.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $69.0 million in the six months ended June 30, 2011 to $96.5 million in the six months ended June 30, 2012, an increase of $27.5 million, or 39.7%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At June 30, 2012, our unrestricted cash and cash equivalent balance totaled $255.6 million. Our restricted cash balance at June 30, 2012 totaled $50.1 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At June 30, 2012, cash and cash equivalents held in foreign subsidiaries where we have determined such cash and cash equivalents are permanently reinvested totaled $230.3 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2012, we had the ability to generate approximately $18.9 million of additional liquidity under our Securitization Facility and had $487.0 million available under the new Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
(in millions)	2012	2011
Net cash (used in) provided by operating activities	$(36.8)	$2.5
Net cash used in investing activities	(43.9)	(6.7)
Net cash provided by (used in) financing activities	49.9	(18.7)

Operating activities Net cash (used in) provided by operating activities decreased from $2.5 million provided by operating activities in the six months ended June 30, 2011 to $36.8 million used in operating activities in the six months ended June 30, 2012. The decrease is primarily due to a decrease in working capital, driven by the decrease in, other assets and accounts payable and accrued expenses and customer deposits, partially offset by additional net income during the period.

Investing activities Net cash used in investing activities increased from $6.7 million in the six months ended June 30, 2011 to $43.9 million in the six months ended June 30, 2012. This increase is primarily due to the increase in cash used for acquisitions during the six months ended June 30, 2012 over the comparable period in 2011.

Financing activities Net cash (used in) provided by financing activities increased from $18.7 million used in financing activities in the six months ended June 30, 2011 to $49.9 million provided by financings activities in the six months ended June 30, 2012. The increase is primarily due to additional borrowings on the Securitization Facility of $27.0 million, notes payable, net of payments made of $24.0 million and swing line of credit of $26.9 million in the six months ended June 30, 2012 over the comparable period in 2011, as well as additional tax benefits related to stock based compensation of $12.9 million in the six months ended June 30, 2012 over the comparable period in 2011. These increases were partially offset by additional payments made on our revolving line of credit, net of borrowings, of $40.0 million during the six months ended June 30, 2012 over the comparable period in 2011.

Capital spending summary

Our capital expenditures increased from $5.9 million in the six months ended June 30, 2011 to $8.4 million in the six months ended June 30, 2012, an increase of $2.5 million, or 42.5%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system. We anticipate our capital expenditures to increase to approximately $16.0 million for 2012 as compared to $13.5 million in 2011, as we continue to enhance our existing processing systems.

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

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At June 30, 2012, the interest rate on the term loan and domestic revolving line of credit was 1.75% and the unused credit facility fee was 0.25%. At June 30, 2012, the interest rate on the foreign swing line of credit was 2.05%.

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

During the six months ended June 30, 2012, we made principal payments of $7.5 million on the term loan and $185.0 million on the domestic revolving line of credit. At June 30, 2012, we had $285.0 million in outstanding term loans, $85.0 million in borrowings outstanding on the domestic revolving line of credit and $28.1 million in borrowings outstanding on the foreign swing line of credit. As of June 30, 2012, we were in compliance with each of the covenants under the new Credit Facility agreement.

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

Interest on the facilities accrued, at our election, based on a base rate, EURIBOR or LIBOR, plus a margin. The margin with respect to the term loans was fixed at 2.25% for LIBOR and EURIBOR loans and at 1.25% for base rate loans. With respect to revolving loans and letter of credit fees, the margin or fee was determined based on our leverage ratio and ranged from 2.00% to 2.50% for LIBOR and EURIBOR loans and from 1.00% to 1.50% for base rate loans. Interest on overdue amounts accrued at a rate equal to the applicable interest rate plus 2.00% per annum.

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

Other Debt

Two of our subsidiaries entered into a Purchase Agreement dated June 15, 2012 for the acquisition of a Russian fuel card company. In connection with the purchase, a final payment of $11.25 million is due December 15, 2013.

One of our subsidiaries entered into a Purchase Agreement during June 2012, which includes contingent earn-out payments related to an acquired business of $4.9 million, which is payable in three installments in December 2012, November 2013 and May 2016.

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

In connection with an acquisition by FleetCor Luxembourg Holding4 S.à r.l. in October 2010, the parties agreed to defer payment of a portion of the purchase price, equal to approximately $1.1 million, which was paid in February 2011.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the Securitization Facility is $500 million. On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements. The Securitization Facility was amended for a sixth time on September 30, 2011 to permit us to sell receivables to the purchasers and repay purchasers on a non-ratable basis in order to take advantage of the lower cost of capital of certain purchasers. The facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the commercial paper rate of 0.28%, plus 0.75% as of June 30, 2012. The unused facility fee is payable at a rate of 0.35% per annum as of June 30, 2012.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended June 30, 2012, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of June 30, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material, except as described below, and were not involved in any material legal proceedings that terminated during the second quarter. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we responded to, and we are awaiting its conclusions. If determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines, which could be material. Any adverse determination is appealable to the Competition Appeal Tribunal.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), which could materially affect our business, financial condition or future results.

The risk factor in the Form 10-K entitled “Litigation and regulatory actions could subject us to significant fines, penalties or requirements resulting in increased expenses” is hereby updated with the additional information regarding the Office of Fair Trading investigation described in response to Part II, Item 1. “Legal Proceedings” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Arrangement Agreement Among FleetCor Luxembourg Holdings2 S.À.R.L, FleetCor Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2012.

FleetCor Technologies, Inc.

(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald F. Clarke	(Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer
Eric R. Dey	(Principal Financial Officer and Principal Accounting Officer)