Form 10-Q
period 2012-09-30
FLEETCOR TECHNOLOGIES INC
filed 2012-11-09
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock, $0.001 par value	84,526,098

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,061	$285,159
Restricted cash	52,186	55,762
Accounts receivable (less allowance for doubtful accounts of $19,995 and $15,315, respectively)	578,818	481,791
Securitized accounts receivable—restricted for securitization investors	355,000	280,000
Prepaid expenses and other current assets	25,608	15,416
Deferred income taxes	6,296	4,797

Total current assets	1,317,969	1,122,925

Property and equipment	117,008	93,380
Less accumulated depreciation and amortization	(70,466)	(60,656)

Net property and equipment	46,542	32,724
Goodwill	923,715	756,597
Other intangibles, net	465,785	385,607
Other assets	88,110	45,834

Total assets	$2,842,121	$2,343,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$533,113	$478,882
Accrued expenses	60,697	41,565
Customer deposits	177,952	180,269
Securitization facility	355,000	280,000
Current portion of notes payable and other obligations	228,639	140,354

Total current liabilities	1,355,401	1,121,070

Notes payable and other obligations, less current portion	278,863	278,429
Deferred income taxes	172,789	132,752

Total noncurrent liabilities	451,652	411,181

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 116,266,406 shares issued and 84,384,736 shares outstanding at September 30, 2012; and 475,000,000 shares authorized, 113,741,883 shares issued and 81,860,213 shares outstanding at December 31, 2011	116	114
Additional paid-in capital	525,056	466,203
Retained earnings	690,626	534,498
Accumulated other comprehensive loss	(5,067)	(13,716)
Less treasury stock (31,881,670 shares at September 30, 2012 and December 31, 2011)	(175,663)	(175,663)

Total stockholders’ equity	1,035,068	811,436

Total liabilities and stockholders’ equity	$2,842,121	$2,343,687

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues, net	$186,932	$134,213	$504,917	$379,431
Expenses:
Merchant commissions	12,930	13,347	40,974	36,505
Processing	30,568	20,878	83,161	58,585
Selling	12,790	9,484	33,239	26,274
General and administrative	31,219	19,729	78,866	59,718
Depreciation and amortization	13,591	9,052	36,920	26,247

Operating income	85,834	61,723	231,757	172,102

Other (income) expense, net	(3)	(518)	519	(608)
Interest expense, net	3,246	3,130	9,627	9,944
Loss on early extinguishment of debt	—	—	—	2,669

Total other expense	3,243	2,612	10,146	12,005

Income before taxes	82,591	59,111	221,611	160,097
Provision for income taxes	22,943	18,597	65,483	50,534

Net income	$59,648	$40,514	$156,128	$109,563

Earnings per share:
Basic earnings per share	$0.71	$0.50	$1.88	$1.36

Diluted earnings per share	$0.69	$0.48	$1.82	$1.31

Weighted average shares outstanding:
Basic weighted average shares outstanding	84,002	80,819	83,260	80,305

Diluted weighted average shares outstanding	86,224	83,649	85,681	83,526

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$59,648	$40,514	$156,128	$109,563
Other comprehensive income:
Foreign currency translation adjustment gain (loss), net of tax	8,774	(4,885)	8,649	(545)

Total other comprehensive income (loss)	8,774	(4,885)	8,649	(545)

Total comprehensive income	$68,422	$35,629	$164,777	$109,018

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2012	2011
Operating activities
Net income	$156,128	$109,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,831	8,477
Stock-based compensation	14,287	15,622
Provision for losses on accounts receivable	16,788	13,600
Amortization of deferred financing costs	1,596	1,351
Amortization of intangible assets	23,044	13,969
Amortization of premium on receivables	2,449	2,450
Deferred income taxes	2,501	(863)
Loss on early extinguishment of debt	—	2,669
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	3,576	4,942
Accounts receivable	(178,715)	(140,491)
Prepaid expenses and other current assets	(4,352)	14,732
Other assets	(45,291)	(81)
Excess tax benefits related to stock-based compensation	(23,177)	(8,170)
Accounts payable, accrued expenses and customer deposits	54,466	32,747

Net cash provided by operating activities	33,131	70,517

Investing activities
Acquisitions, net of cash acquired	(189,819)	(21,933)
Purchases of property and equipment	(13,634)	(8,408)

Net cash used in investing activities	(203,453)	(30,341)

Financing activities
Excess tax benefits related to stock-based compensation	23,177	8,170
Borrowings on securitization facility, net	75,000	6,000
Deferred financing costs paid	(796)	(7,839)
Proceeds from issuance of common stock	21,391	5,066
Principal payments on notes payable	(23,492)	(335,215)
Borrowings on notes payable	—	300,000
Principal payments on revolver	(250,000)	—
Borrowings from revolver	330,000	—
Borrowings on swing line of credit, net	1,000	—
Other	(129)	(179)

Net cash provided by (used in) financing activities	176,151	(23,997)

Effect of foreign currency exchange rates on cash	9,073	6,301

Net increase in cash and cash equivalents	14,902	22,480
Cash and cash equivalents, beginning of period	285,159	114,804

Cash and cash equivalents, end of period	$300,061	$137,284

Supplemental cash flow information
Cash paid for interest	$10,858	$11,213

Cash paid for income taxes	$29,428	$35,171

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $128,000 and a foreign exchange gain of $527,000 for the three months ended September 30, 2012 and 2011, respectively. The Company recognized a foreign exchange loss of $19,000 for the nine months ended September 30, 2012 and a foreign exchange gain of $654,000 for the nine months ended September 30, 2011, which are classified within other income, net in the Unaudited Consolidated Statements of Income.

Processing Expenses

The Company has recorded $6.9 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income for the three and nine months ended September 30, 2012.

Comprehensive Income

Comprehensive income is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners. The Company discloses comprehensive income in the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The December 31, 2011 consolidated balance sheet has been recast to reflect adjustments to the provisional opening balance sheet amounts as discussed further in Note 5.

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

The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Gross domestic accounts receivable	$99,573	$84,087
Gross securitized accounts receivable	355,000	280,000
Gross foreign receivables	499,240	413,019

Total gross receivables	953,813	777,106
Less allowance for doubtful accounts	(19,995)	(15,315)

Net accounts and securitized accounts receivable	$933,818	$761,791

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for nine months ended September 30 is as follows (in thousands):

	2012	2011
Allowance for doubtful accounts beginning of period	$15,315	$14,256
Add:
Provision for bad debts	16,788	13,600
Less:
Write-offs	(12,108)	(12,890)

Allowance for doubtful accounts end of period	$19,995	$14,966

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At September 30, 2012 and December 31, 2011, there was $355 million and $280 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. The carrying value of the Company’s cash, accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a quarterly basis.

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

The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis and that are subject to the disclosure requirements of the authoritative guidance as of September 30, 2012 and December 31, 2011 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Overnight repurchase agreements	$101,411	$0	$101,411	$0

Total	$101,411	$0	$101,411	$0

December 31, 2011
Assets:
Overnight repurchase agreements	$100,077	$0	$100,077	$0

Total	$100,077	$0	$100,077	$0

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of September 30, 2012 and December 31, 2011. There were 888,766 additional shares remaining available for grant under the Plans at September 30, 2012.

The table below summarizes the expense recognized related to share-based payments recognized for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$2,836	$2,032	$7,462	$7,086
Restricted stock	3,658	1,607	6,825	8,536

Stock-based compensation	$6,494	$3,639	$14,287	$15,622

The tax benefits recorded on stock based compensation were $1.4 million and $1.1 million for the three month periods ended September 30, 2012 and 2011, respectively. The tax benefits recorded on stock based compensation were $3.8 million and $5.1 million for the nine month periods ended September 30, 2012 and 2011, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2012 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$30,449	2.34
Restricted stock	7,684	1.21

Total	$38,133

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the nine month period ended September 30, 2012 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2011	8,341	$15.51	4,394	$10.13		$119,802
Granted	1,158	36.34			$10.65
Exercised	(2,425)	8.71				87,521
Forfeited	(44)	15.54

Outstanding at September 30, 2012	7,031	$21.22	3,052	$13.72		$165,792

Expected to vest as of September 30, 2012	7,031	$21.22

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the nine months ended September 30, 2012 and 2011, with the following weighted-average assumptions for grants during the period.

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.59%	1.74%
Dividend yield	—	—
Expected volatility	36.53%	39.06%
Expected life (in years)	4.0	4.0

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options.

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. In periods prior to June 30, 2012, the Company estimated the volatility of the share price of the Company’s common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption the Company considered a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Beginning July 1, 2012, the Company began utilizing the volatility of the share price of the Company’s common stock to estimate the volatility assumption for the Black-Scholes option pricing model.

The weighted-average remaining contractual life for options outstanding was 7.41 and 7.00 years at September 30, 2012 and December 31, 2011, respectively.

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

There were no restricted stock awards granted which included market conditions during the nine months ended September 30, 2012. The fair value of restricted stock awards granted which included market conditions during the nine months ended September 30, 2011 was estimated using the Monte Carlo option pricing model at the grant date, with the following assumptions.

Nine Months Ended September 30, 2011
Risk-free interest rate	1.25%
Dividend yield	—
Expected volatility	37.00%
Expected life (in years)	0.63

The risk-free interest rate and volatility assumptions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2012 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	840	$23.15
Granted	131	36.27
Vested	(224)	23.31
Cancelled	(25)	33.49

Unvested at September 30, 2012	722	$25.21

5. Acquisitions

2012 Acquisitions

During the nine months ended September 30, 2012 the Company completed acquisitions with an aggregate purchase price of $206.8 million, net of cash acquired, which includes deferred payments of $11.3 million and a contingent earn-out payment of $5.1 million.

Russian Fuel Card Company

On June 15, 2012, the Company acquired all of the outstanding stock of a leading Russian fuel card company. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. In connection with the transaction, a final payment of $11.25 million is due December 15, 2013. This deferred payment is included in notes payable and other obligations, less current portion, within the consolidated balance sheet. The acquired company is the Russian leader in fuel card systems, and serves major oil clients, and hundreds of independent fuel card issuers. Its technology allows issuers to share their retail network, thereby expanding the reach of their networks. Results from the acquired Russian business have been reported in the Company’s International segment since the date of acquisition. The purpose of this acquisition was to further expand the Company’s presence in the Russian fuel card marketplace. This business acquisition was not material to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

CTF Technologies, Inc.

On July 3, 2012, the Company acquired all of the outstanding stock of CTF Technologies, Inc. (“CTF”), a British Columbia organization, for $155.7 million. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CTF Technologies Do Brasil Ltda and certain of the Company’s other subsidiaries are wholly-owned entities of CTF. The acquisition was carried out pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) and was approved by final order of the Supreme Court of British Columbia. The purpose of the transaction was to establish the Company’s presence in the Brazilian marketplace.

CTF provides fuel payment processing services for over-the-road fleets, ships, mining equipment, and railroads in Brazil. CTF’s payment platform links together fleet operators, banks, and oil companies. CTF earns revenue primarily from a recurring transaction fee paid by the oil companies who purchase services for their fleet customers under multi-year customer contracts. The goodwill acquired with this business is not deductible for tax purposes.

2012 Totals

The following table summarizes the allocation of the purchase price for all acquisitions during 2012 (in thousands):

Trade and other receivables	$10,852
Prepaid expenses and other	6,167
Property and equipment	8,877
Goodwill	166,288
Other intangible assets	102,658
Notes and other liabilities assumed	(41,598)
Deferred tax liabilities	(46,481)

Aggregate purchase prices	$206,763

The purchase price is net of cash and cash equivalents acquired, totaling $2.1 million, and also includes deferred payments of $11.3 million and a contingent earn-out payment of $5.1 million.

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10-20	$73,884
Trade names and trademarks—indefinite	N/A	14,700
Merchant network	10	6,574
Software	3-10	6,700
Non-compete	2-6	800

		$102,658

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

The following table summarizes the preliminary allocation of the purchase price for Allstar (in thousands):

Trade and other receivables	$253,628
Prepaid expenses and other	139
Property and equipment	601
Goodwill	106,279
Other intangible assets	168,200
Notes and other liabilities assumed	(176,327)
Deferred tax liabilities	(40,357)

Purchase price	$312,163

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10-20	$141,600
Trade names and trademarks—indefinite	N/A	18,400
Merchant network	10	8,200

		$168,200

During the nine months ended September 30, 2012, after the December 31, 2011 financial statements were issued, the Company completed a preliminary valuation of tangible and intangible assets and in connection with such valuation considered the report of an independent third party. With this valuation, the Company identified additional intangible assets and deferred tax liabilities acquired as of the acquisition date. Based on the Company’s valuation, the Company has estimated the fair values of the customer-related intangible assets, trade names and trademark assets and merchant network assets acquired as part of the acquisition of Allstar are $141.6 million, $18.4 million and $8.2 million, respectively. As a result, the carrying amount of the customer-related intangible assets, trade names and trademark assets and merchant network assets were increased by an aggregate $86.1 million during the nine months ended September 30, 2012, due to the identification of this information that existed at the acquisition date, with a corresponding decrease to goodwill of $66.3 million and increase to deferred tax liabilities of $19.9 million. In addition, the Company reduced accrued liabilities acquired by $0.7 million, with a corresponding increase to goodwill during the nine months ended September 30, 2012, due to the identification of this information that existed at the acquisition date subsequent to the issuance of the December 31, 2011 financial statements. The Company has recast the December 31, 2011 consolidated balance sheet to reflect these purchase accounting adjustments. Due to the acquisition of the Allstar business occurring during December 2011, the preliminary purchase accounting adjustments recorded during the nine months ended September 30, 2012 did not have a significant impact on the consolidated income statement or consolidated statement of cash flows, thus the Company has not recast these statements.

The allocation of purchase price is preliminary for the Allstar acquisition as the Company has not yet finalized the valuation of assets acquired and liabilities assumed. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Allstar. The goodwill acquired with this business is not deductible for tax purposes.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2011	Acquisitions	Purchase Accounting Adjustments	Foreign Currency	September 30, 2012
Segment
North America	$276,714	$—	$—	$—	$276,714
International	479,883	166,288	427	403	647,001

	$756,597	$166,288	$427	$403	$923,715

As of September 30, 2012 and December 31, 2011 other intangible assets consisted of the following (in thousands):

		September 30, 2012			December 31, 2011
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$485,607	$(82,655)	$402,952	$404,586	$(61,110)	$343,476
Trade names and trademarks—indefinite lived	N/A	51,726	—	51,726	37,026	—	37,026
Trade names and trademarks—other	3 to 15	3,160	(1,365)	1,795	3,160	(1,200)	1,960
Software	3 to 10	12,230	(4,359)	7,871	5,530	(3,383)	2,147
Non-compete agreements	2 to 5	3,271	(1,830)	1,441	2,471	(1,473)	998

Total other intangibles		$555,994	$(90,209)	$465,785	$452,773	$(67,166)	$385,607

Purchase accounting adjustments recorded during the nine months ended September 30, 2012 relate to an additional payment due to final working capital adjustments. Amortization expense related to intangible assets for the nine month periods ended September 30, 2012 and 2011 was $23.0 million and $14.0 million, respectively.

7. Debt

The Company’s debt instruments are as follows (in thousands):

	September 30, 2012	December 31, 2011
Term note payable—domestic(a)	$281,250	$292,500
Revolving line of credit—domestic(a)	205,000	125,000
Swing line of credit—foreign (a)	2,830	—
Other debt (c)	18,422	1,283

Total notes payable and other obligations	507,502	418,783
Securitization facility(b)	355,000	280,000

Total notes payable, credit agreements and Securitization Facility	$862,502	$698,783

Current portion	$583,639	$420,354
Long-term portion	278,863	278,429

Total notes payable, credit agreements and Securitization Facility	$862,502	$698,783

(a)	The Company entered into a Credit Agreement on June 22, 2011. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. The Company also revised the option to increase the facility from an additional $150 million to an additional $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and a $850 million revolving credit facility. The interest rates on the amended Credit Agreement did not change. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and a sublimit for multicurrency borrowings in Euros, Sterling and Japanese Yen. Proceeds from this new credit facility were used to retire the Company’s indebtedness under its 2005 Credit Facility and CCS Credit Facility, as described below. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in June 2016. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $11.3 million were made on the term loan during the nine months ended September 30, 2012.
(b)

The Company is party to a receivables purchase agreement (Securitization Facility) that was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove all financial covenants. The current purchase limit under the Securitization Facility is

$500 million. The Securitization Facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the Commercial Paper Rate of 0.27%, plus 0.75% as of September 30, 2012. The unused facility fee is payable at a rate of 0.35% per annum as of September 30, 2012. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition of a Russian fuel card company, there is a final payment of $11.3 million due on December 15, 2013. The Company also is party to another acquisition agreement that includes contingent earn-out payments of $5.1 million, which is payable in three installments in December 2012, November 2013 and May 2016.

The Company was in compliance with all financial and non-financial covenants at September 30, 2012.

The Company has deferred debt issuance costs associated with its new Credit Facility of $6.3 million as of September 30, 2012, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended September 30, 2012 and 2011 due to the following (in thousands):

	2012		2011
Income tax expense at federal statutory rate	$28,909	35.0%	$20,689	35.0%
Changes resulting from:
Foreign income tax differential	(3,030)	(3.6)	(2,404)	(4.1)
Effect of statutory rate change	(3,473)	(4.1)	(467)	(0.8)
State taxes, net of federal benefit	1,366	1.7	1,262	2.2
Foreign-sourced nontaxable income	(1,826)	(2.2)	(731)	(1.2)
Other	997	1.0	248	0.4

Provision for income taxes	$22,943	27.8%	$18,597	31.5%

At September 30, 2012 and December 31, 2011, notes payable and other obligations—noncurrent, included liabilities for unrecognized income tax benefits of $6.9 million and $4.2 million, respectively. During the three months ended September 30, 2012 and 2011 the Company recognized additional liabilities of $1.2 million and $0.5 million, respectively. During the nine months ended September 30, 2012 and 2011 the Company recognized additional liabilities of $1.9 million and $0.8 million, respectively. During the three and nine months ended September 30, 2012 and 2011, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2009. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2010. The statute of limitations has expired for years prior to 2008 for the Company’s Czech Republic income tax returns.

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

The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$59,648	$40,514	$156,128	$109,563

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	83,229	79,790	82,435	79,093
Share-based payment awards classified as participating securities	773	1,029	825	1,212

Denominator for basic earnings per share	84,002	80,819	83,260	80,305
Dilutive securities	2,222	2,830	2,421	3,221

Denominator for diluted earnings per share	86,224	83,649	85,681	83,526

Basic earnings per share	$0.71	$0.50	$1.88	$1.36
Diluted earnings per share	$0.69	$0.48	$1.82	$1.31

Diluted earnings per share for the three month periods ended September 30, 2012 and 2011 excludes the effect of 0.2 million and 0.4 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

The results from the Company’s Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011, Allstar business acquired during the fourth quarter of 2011, a Russian fuel card business acquired during the second quarter of 2012 and CTF Technologies, Inc. acquired during the third quarter of 2012 are reported in our International segment.

The Company’s segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues, net:
North America	$101,495	$92,995	$291,593	$257,444
International	85,437	41,218	213,324	121,987

	$186,932	$134,213	$504,917	$379,431

Operating income:
North America	$49,273	$43,070	$140,984	$114,387
International	36,561	18,653	90,773	57,715

	$85,834	$61,723	$231,757	$172,102

Depreciation and amortization:
North America	$5,046	$4,990	$15,064	$14,821
International	8,545	4,062	21,856	11,426

	$13,591	$9,052	$36,920	$26,247

Capital expenditures:
North America	$1,153	$1,142	$5,749	$3,975
International	4,050	1,350	7,885	4,433

	$5,203	$2,492	$13,634	$8,408

Revenues, net and long-lived assets for the United States, our country of domicile, as well as the Company’s significant foreign operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues, net:
United States	$101,350	$92,793	$291,157	$256,863
United Kingdom	37,942	17,054	113,734	54,872

	September 30, 2012	December 31, 2011
Long-lived assets (excluding goodwill):
United States	$151,320	$113,030
United Kingdom	213,541	225,212

We attribute revenues, net from external customers to individual countries based upon the country in which the related services were rendered.

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

Overview

FleetCor is a leading independent global provider of specialized payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, South America, Latin America and Europe. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Mexican prepaid fuel card and food voucher company (“Mexican business”) acquired during the third quarter of 2011, Allstar Business Solutions (“Allstar”) acquired during the fourth quarter of 2011, Russian fuel card business acquired during the second quarter of 2012 and CTF Technologies, Inc. acquired during the third quarter of 2012 are reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three and nine months ended September 30, 2012 and 2011, our North America and International segments generated the following revenue:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$101.5	54.3%	$93.0	69.3%	$291.6	57.8%	$257.4	67.9%
International	85.4	45.7%	41.2	30.7%	213.3	42.2%	122.0	32.1%

	$186.9	100.0%	$134.2	100.0%	$504.9	100.0%	$379.4	100.0%

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

Illustrative Transaction Flow for Fuel

From our merchant and network relationships, we derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 49.2% and 49.4% of our revenue was derived from our merchant and network relationships during the three months ended September 30, 2012 and 2011, respectively. Approximately 53.8% and 49.1% of our revenue was derived from our merchant and network relationships during the nine months ended September 30, 2012 and 2011, respectively.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 50.8% and 50.6% of our revenue was derived from customer and partner program fees and charges during the three months ended September 30, 2012 and 2011, respectively. Approximately 46.2% and 50.9% of our revenue was derived from customer and partner program fees and charges during the nine months ended September 30, 2012 and 2011, respectively.

Key operating metrics

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Transactions (in millions)
North America	41.2	39.9	117.2	114.7
International	38.1	14.3	108.2	36.2

Total transactions	79.3	54.2	225.4	150.9

Revenue per transaction
North America	$2.46	$2.33	$2.49	$2.25
International	2.24	2.89	1.97	3.37
Consolidated revenue per transaction	2.36	2.48	2.24	2.52

Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates. Revenue per transaction per customer changes as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates.

Revenue per transaction in the International segment has historically run higher than the North America segment primarily due to higher margins and higher fuel prices in our international product lines. However, acquisitions in 2011 have significantly impacted revenue per transactions in our International segment as well as on a consolidated basis. In 2011, we acquired a Mexican business and Allstar, which contributed to the increase in transaction volumes and revenues in our International segment. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses. The impact of the products offered by our businesses acquired in the UK and Mexico were partially offset by the impact of acquisitions completed in 2012. In 2012, we acquired a Russian fuel card business and CTF Technologies, Inc., which have higher revenue per transaction products in comparison to our other businesses. However, the overall impact of these acquisitions resulted in lower revenue per transaction for our international segment and on a consolidated basis.

Sources of Revenue Set forth below is information on our sources of revenue for the three and nine months ended September 30, 2012 and 2011 expressed as a percentage of consolidated revenues:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue from customers and partners	50.8%	50.6%	46.2%	50.9%
Revenue from merchants and networks	49.2%	49.4%	53.8%	49.1%

Revenue tied to fuel-price spreads	14.0%	19.6%	17.6%	19.4%
Revenue influenced by the absolute price of fuel	21.7%	24.0%	20.8%	24.0%
Revenue from program fees, late fees, interest and other	64.3%	56.4%	61.6%	56.6%

Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share Set forth below is adjusted revenues, EBITDA, adjusted net income and diluted adjusted net income per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)

Adjusted revenues	$174,002	$120,866	$463,943	$342,926
EBITDA	$99,428	$71,293	$268,158	$196,288
Adjusted net income	$71,595	$47,193	$185,278	$134,241
Adjusted net income per diluted share	$0.83	$0.56	$2.16	$1.61

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. We use EBITDA, calculated as earnings before interest, taxes, depreciation and amortization to eliminate the impact of certain non-core items during the period. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, EBITDA, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 21.7% and 24.0% of our consolidated revenue during the three months ended September 30, 2012 and 2011, respectively, and 20.8% and 24.0% of our consolidated revenue during the nine months ended September 30, 2012 and 2011, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 14.0% and 19.6% of our consolidated revenue during the three months ended September 30, 2012 and 2011, respectively, and 17.6% and 19.4% of our consolidated revenue during the nine months ended September 30, 2012 and 2011, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

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

•

Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, the Czech koruna, the Russian ruble, the Canadian dollar, the Euro, the Mexican Peso and the Brazilian Real relative to the U.S. dollar. Approximately 54.2% and 69.1% of our revenue during the three months ended September 30, 2012 and 2011, respectively, and 57.7% and 67.7% of our revenue during the nine months ended September 30, 2012 and 2011, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

•

Expenses – Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The following table sets forth selected consolidated statement of income data for the three months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30, 2012	% of total revenue	Three months ended September 30, 2011	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$101,495	54.3%	$92,995	69.3%	$8,500	9.1%
International	85,437	45.7%	41,218	30.7%	44,219	107.3%

Total revenues, net	186,932	100.0%	134,213	100.0%	52,719	39.3%
Consolidated operating expenses:
Merchant commissions	12,930	6.9%	13,347	9.9%	(417)	(3.1)%
Processing	30,568	16.4%	20,878	15.6%	9,690	46.4%
Selling	12,790	6.8%	9,484	7.1%	3,306	34.9%
General and administrative	31,219	16.7%	19,729	14.7%	11,490	58.2%
Depreciation and amortization	13,591	7.3%	9,052	6.7%	4,539	50.1%

Operating income	85,834	45.9%	61,723	46.0%	24,111	39.1%

Other income, net	(3)	0.0%	(518)	(0.4)%	515	(99.4)%
Interest expense, net	3,246	1.7%	3,130	2.3%	116	3.7%
Provision for income taxes	22,943	12.3%	18,597	13.9%	4,346	23.4%

Net income	$59,648	31.9%	$40,514	30.2%	$19,134	47.2%

Operating income for segments:
North America	$49,273	26.4%	$43,070	32.1%	$6,203	14.4%
International	36,561	19.6%	18,653	13.9%	17,908	96.0%

Operating income	$85,834	45.9%	$61,723	46.0%	$24,111	39.1%

Operating margin for segments:
North America	48.5%		46.3%		2.2%
International	42.8%		45.3%		(2.5)%

Revenues and revenue per transaction

Our consolidated revenues increased from $134.2 million in the three months ended September 30, 2011 to $186.9 million in the three months ended September 30, 2012, an increase of $52.7 million, or 39.3%. During the three months ended September 30, 2012, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs driven by both rate and volume increases; and

•	acquisitions completed during 2011 and 2012, which contributed approximately $41 million in revenue for the three months ended September 30, 2012 over the comparable period in 2011.

•

We believe the macroeconomic environment had a negative effect on our consolidated revenue for the three months ended September 30, 2012 over the comparable period in 2011, due to the impact of lower fuel spread margins, unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment. Unfavorable exchange rates resulted in a $2.9 million reduction in revenues for the three months ended September 30, 2012 over the comparable period in 2011.

Consolidated revenue per transaction decreased from $2.48 in the three months ended September 30, 2011 to $2.36 in the three months ended September 30, 2012, a decrease of $0.12 or 4.8%. Consolidated revenue per transaction was impacted by the reasons discussed above. The acquisitions of our Mexican business and Allstar in 2011 also contributed to the increase in transaction volumes on a consolidated basis. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. In

2012, we acquired a Russian fuel card business and CTF Technologies, Inc., which have higher revenue per transaction products in comparison to our other businesses, which partially offset the impact of the lower margin product businesses acquired in 2011. The results from our recently acquired Mexican, Allstar, Russian fuel card and CTF Technologies, Inc. businesses are reported in our International segment.

North America segment revenues and revenue per transaction

North America revenues increased from $93.0 million in the three months ended September 30, 2011 to $101.5 million in the three months ended September 30, 2012, an increase of $8.5 million, or 9.1%. During the three months ended September 30, 2012, our North America segment revenue was impacted by:

•	organic growth in certain of our payment programs driven by both rate and volume increases.

•

We believe the macroeconomic environment had a negative effect on our North American revenue for the three months ended September 30, 2012 over the comparable period in 2011, due to the impact of lower fuel spread margins.

North America segment revenue per transaction increased from $2.33 in the three months ended September 30, 2011 to $2.46 in the three months ended September 30, 2012, an increase of $0.13 or 5.6%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $41.2 million in the three months ended September 30, 2011 to $85.4 million in the three months ended September 30, 2012, an increase of $44.2 million, or 107.3%. During the three months ended September 30, 2012, our International segment revenue was primarily impacted by:

•	organic growth in certain of our payment programs driven by both rate and volume increases; and

•	acquisitions completed during 2011 and 2012, which contributed approximately $41 million in revenue for the three months ended September 30, 2012 over the comparable period in 2011.

•

We believe the macroeconomic environment had a negative effect on our International revenue for the three months ended September 30, 2012 over the comparable period in 2011, due to the impact of unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment. Unfavorable exchange rates resulted in a $2.9 million reduction in revenues for the three months ended September 30, 2012 over the comparable period in 2011.

International segment revenue per transaction decreased from $2.89 in the three months ended September 30, 2011 to $2.24 in the three months ended September 30, 2012, a decrease of $0.65 or 22.5%. International revenue per transaction was impacted by the reasons discussed above. International revenue per transaction decreased due to the impact of our Mexican and Allstar acquisitions in 2011, which have good profit margins but lower revenue per transaction products in comparison to our other businesses. Our acquisitions in 2012 of another Russian fuel card business and CTF Technologies, Inc. have higher revenue per transaction products in comparison to our other businesses, which partially offset the impact of the lower margin product businesses acquired in 2011.

Consolidated operating expenses

Merchant commissions Merchant commissions decreased from $13.3 million in the three months ended September 30, 2011 to $12.9 million in the three months ended September 30, 2012, a decrease of $0.4 million, or 3.1%. This decrease was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions.

Processing Processing expenses increased from $20.9 million in the three months ended September 30, 2011 to $30.6 million in the three months ended September 30, 2012, an increase of $9.7 million, or 46.4%. During the three months ended September 30, 2012, our processing expenses primarily increased due to acquisitions completed in 2011 and 2012, some of which have a higher rate of processing expenses as a percentage of revenues in comparison to our other businesses.

Selling Selling expenses increased from $9.5 million in the three months ended September 30, 2011 to $12.8 million in the three months ended September 30, 2012, an increase of $3.3 million, or 34.9%. The increase was primarily due to acquisitions completed in 2011 and 2012, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $19.7 million in the three months ended September 30, 2011 to $31.2 million in the three months ended September 30, 2012, an increase of $11.5 million, or 58.2%. The increase was primarily due to acquisitions completed in 2011 and 2012 as well as an increase in compensation expense associated with our stock based incentive plans of $3.2 million in the three months ended September 30, 2012 over the comparable period in 2011.

Depreciation and amortization Depreciation and amortization increased from $9.1 million in the three months ended September 30, 2011 to $13.6 million in the three months ended September 30, 2012, an increase of $4.5 million, or 50.1%. The increase was primarily due to acquisitions completed during 2011 and 2012, which resulted in an increase of $5.7 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $61.7 million in the three months ended September 30, 2011 to $85.8 million in the three months ended September 30, 2012, an increase of $24.1 million, or 39.1%. Our operating margin decreased slightly from 46.0% for the three months ended September 30, 2011 to 45.9% for the three months ended September 30, 2012. The increase in operating income from the three months ended September 30, 2011 to the three months ended September 30, 2012 was due primarily to the impact of acquisitions completed during 2011 and 2012 and organic growth in the business, partially offset by additional amortization related to acquisitions completed during 2011 and 2012 and by the impact of generally negative macroeconomic conditions, which includes the unfavorable impact of foreign exchange rates and lower fuel spread revenues.

The lower operating margin is due to the impact of recent acquisitions of Allstar and in Mexico in 2011 and an additional Russian fuel card company and CTF Technologies Inc. in 2012. While these acquired businesses represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $43.1 million in the three months ended September 30, 2011 to $49.3 million in the three months ended September 30, 2012, an increase of $6.2 million, or 14.4%. North America operating margin increased from 46.3% for the three months ended September 30, 2011 to 48.5% for the three months ended September 30, 2012. The increase in operating income and operating margin was due primarily to organic growth in the business and lower operating expenses as a percentage of revenue, partially offset by the impact of generally negative macroeconomic conditions, which includes lower fuel spread revenues.

International segment operating income

International operating income increased from $18.7 million in the three months ended September 30, 2011 to $36.6 million in the three months ended September 30, 2012, an increase of $17.9 million, or 96.0%. International operating margin decreased from 45.3% for the three months ended September 30, 2011 to 42.8% for the three months ended September 30, 2012. The increase in operating income is due primarily to the impact of acquisitions completed in 2011 and 2012, which was partially offset by additional amortization related to acquisitions completed during 2011 and 2012 and the impact of generally negative macroeconomic conditions, which includes the unfavorable impact of foreign exchange rates.

The lower operating margin is due to the impact of recent acquisitions in 2011 and 2012. While theses acquired businesses represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

Other income, net

Other income, net increased from income of $0.5 million in the three months ended September 30, 2011 to approximately zero in the three months ended September 30, 2012. The decrease was due primarily to foreign currency exchange gains recognized during the three months ended September 30, 2011.

Interest expense, net

Interest expense increased from $3.1 million in the three months ended September 30, 2011 to $3.2 million in the three months ended September 30, 2012, an increase of $0.1 million, or 3.7%. The increase is due to increased borrowings in the three months ended September 30, 2012 over the comparable period in 2011. The impact of increased borrowings was partially offset by the impact of lower average interest rates paid on debt instruments in the three months ended September 30, 2012 over the comparable period in 2011. The reduction in our average interest rates is a result of the pay down of our 2005 Credit Facility and CCS Facility upon entry into our new Credit Facility on June 22, 2011 and lower interest rates to finance accounts receivable. The average interest rate paid on borrowings on our domestic revolving line of credit and term loans (including the unused credit facility fee) and foreign swing line of credit under our new Credit Facility was 1.99%, 1.99% and 2.02%, respectively, during the three months ended September 30, 2012. The average interest rate paid on borrowings on our term loans was 2.10% during the three months ended September 30, 2011. There were no borrowings under our revolving line of credit and foreign swing line of credit during the three months ended September 30, 2011.

Provision for income taxes

The provision for income taxes increased from $18.6 million in the three months ended September 30, 2011 to $22.9 million in the three months ended September 30, 2012, an increase of $4.3 million, or 23.4%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 31.5% for three months ended September 30, 2011 to 27.8% for the three months ended September 30, 2012. The decrease in our effective tax rate was primarily due to the enactment of a U.K. statutory tax rate reduction during the period. This lower statutory rate was applied to deferred tax items, which are payable in future periods, reducing income tax expense in the three months ended September 30, 2012 by approximately $3.5 million.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $40.5 million in the three months ended September 30, 2011 to $59.6 million in the three months ended September 30, 2012, an increase of $19.1 million, or 47.2%.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The following table sets forth selected consolidated statement of income data for the nine months ended September 30, 2012 and 2011 (in thousands).

	Nine months ended September 30, 2012	% of total revenue	Nine months ended September 30, 2011	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$291,593	57.8%	$257,444	67.9%	$34,149	13.3%
International	213,324	42.2%	121,987	32.1%	91,337	74.9%

Total revenues, net	504,917	100.0%	379,431	100.0%	125,486	33.1%
Consolidated operating expenses:
Merchant commissions	40,974	8.1%	36,505	9.6%	4,469	12.2%
Processing	83,161	16.5%	58,585	15.4%	24,576	41.9%
Selling	33,239	6.6%	26,274	6.9%	6,965	26.5%
General and administrative	78,866	15.6%	59,718	15.7%	19,148	32.1%
Depreciation and amortization	36,920	7.3%	26,247	6.9%	10,673	40.7%

Operating income	231,757	45.9%	172,102	45.4%	59,655	34.7%

Other expense (income), net	519	0.1%	(608)	(0.2)%	1,127	NR
Interest expense, net	9,627	1.9%	9,944	2.6%	(317)	(3.2)%
Loss on extinguishment of debt	—	—	2,669	0.7%	(2,669)	(100.0)%
Provision for income taxes	65,483	13.0%	50,534	13.3%	14,949	29.6%

Net income	$156,128	30.9%	$109,563	28.9%	$46,565	42.5%

Operating income for segments:
North America	$140,984	27.9%	$114,387	30.1%	$26,597	23.3%
International	90,773	18.0%	57,715	15.2%	33,058	57.3%

Operating income	$231,757	45.9%	$172,102	45.4%	$59,655	34.7%

Operating margin for segments:
North America	48.3%		44.4%		3.9%
International	42.6%		47.3%		(4.7)%

Revenues and revenue per transaction

Our consolidated revenues increased from $379.4 million in the nine months ended September 30, 2011 to $504.9 million in the nine months ended September 30, 2012, an increase of $125.5 million, or 33.1%. During the nine months ended September 30, 2012, our consolidated revenue was impacted by:

•	organic growth in certain of our payment programs driven by both rate and volume increases; and

•	acquisitions completed during 2011 and 2012, which contributed approximately $94 million in revenue for the nine months ended September 30, 2012 over the comparable period in 2011.

•

We believe the macroeconomic environment had a positive effect on our consolidated revenue for the nine months ended September 30, 2012 over the comparable period in 2011, due to the impact of higher fuel spread margins, which were partially offset by the impact of unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment. Unfavorable exchange rates resulted in a $7.5 million reduction in revenues for the nine months ended September 30, 2012 over the comparable period in 2011.

Consolidated revenue per transaction decreased from $2.52 in the nine months ended September 30, 2011 to $2.24 in the nine months ended September 30, 2012, a decrease of $0.28 or 11.1%. Consolidated revenue per transaction was impacted by the reasons discussed above. The acquisitions of our Mexican business and Allstar in 2011 also contributed to the increase in transaction volumes on a consolidated basis. While the Allstar business in the UK and our business in Mexico represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses and when combined with our other businesses’ transactions and revenues, results in a lower revenue per transaction than would have resulted without the acquisitions. In 2012, we acquired a Russian fuel card business and CTF Technologies, Inc., which have higher revenue per transaction products in comparison to our other businesses, which partially offset the impact of the lower margin product businesses acquired in 2011. The results from our recently acquired Mexican, Allstar, Russian fuel card and CTF Technologies, Inc. businesses are reported in our International segment.

North America segment revenues and revenue per transaction

North America revenues increased from $257.4 million in the nine months ended September 30, 2011 to $291.6 million in the nine months ended September 30, 2012, an increase of $34.2 million, or 13.3%. During the nine months ended September 30, 2012, our North America segment revenue was impacted by:

•	organic growth in certain of our payment programs driven by both rate and volume increases.

•

We believe the macroeconomic environment had a generally positive effect on our North American revenue for the nine months ended September 30, 2012 over the comparable period in 2011, due to the impact of higher fuel spread margins.

North America segment revenue per transaction increased from $2.25 in the nine months ended September 30, 2011 to $2.49 in the nine months ended September 30, 2012, an increase of $0.24 or 10.8%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $122.0 million in the nine months ended September 30, 2011 to $213.3 million in the nine months ended September 30, 2012, an increase of $91.3 million, or 74.9%. During the nine months ended September 30, 2012, our International segment revenue was impacted by:

•	organic growth in certain of our payment programs driven by volume increases; and

•	acquisitions completed during 2011 and 2012, which contributed approximately $94 million in revenue for the nine months ended September 30, 2012 over the comparable period in 2011.

•

We believe the macroeconomic environment had a negative effect on our International revenue for the nine months ended September 30, 2012 over the comparable period in 2011, due to the impact of unfavorable foreign exchange rates, continued soft economic conditions in the U.K. and Czech Republic and the competitive environment, partially offset by the impact of slightly higher fuel prices and higher fuel spread margins. Unfavorable exchange rates resulted in a $7.5 million reduction in revenues for the nine months ended September 30, 2012 over the comparable period in 2011.

International segment revenue per transaction decreased from $3.37 in the nine months ended September 30, 2011 to $1.97 in the nine months ended September 30, 2012, a decrease of $1.40 or 41.5%. International revenue per transaction was impacted by the reasons discussed above. International revenue per transaction decreased due to the impact of our Mexican and Allstar acquisitions in 2011, which have good profit margins but lower revenue per transaction products in comparison to our other businesses. Our acquisitions in 2012 of another Russian fuel card business and CTF Technologies, Inc. have higher revenue per transaction products in comparison to our other businesses, which partially offset the impact of the lower margin product businesses acquired in 2011.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $36.5 million in the nine months ended September 30, 2011 to $41.0 million in the nine months ended September 30, 2012, an increase of $4.5 million, or 12.2%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions and the impact of higher volume in revenue streams where merchant commissions are paid.

Processing Processing expenses increased from $58.6 million in the nine months ended September 30, 2011 to $83.2 million in the nine months ended September 30, 2012, an increase of $24.6 million, or 41.9%. During the nine months ended September 30, 2012, our processing expenses primarily increased due to acquisitions completed in 2011 and 2012, which have a higher rate of processing expenses as a percentage of revenues in comparison to our other businesses and higher MasterCard processing fees associated with organic growth in certain of our payment programs.

Selling Selling expenses increased from $26.3 million in the nine months ended September 30, 2011 to $33.2 million in the nine months ended September 30, 2012, an increase of $6.9 million, or 26.5%. The increase was primarily due to acquisitions completed in 2011 and 2012, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $59.7 million in the nine months ended September 30, 2011 to $78.9 million in the nine months ended September 30, 2012, an increase of $19.2 million, or 32.1%. The increase was primarily due to acquisitions completed in 2011 and 2012 and an increase in compensation expense associated with our stock based incentive plans of $0.4 million in the nine months ended September 30, 2012 over the comparable period in 2011.

Depreciation and amortization Depreciation and amortization increased from $26.2 million in the nine months ended September 30, 2011 to $36.9 million in the nine months ended September 30, 2012, an increase of $10.7 million, or 40.7%. The increase was primarily due to acquisitions completed during 2011 and 2012, which resulted in an increase of $10.2 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $172.1 million in the nine months ended September 30, 2011 to $231.8 million in the nine months ended September 30, 2012, an increase of $59.7 million, or 34.7%. Our operating margin increased from 45.4% for the nine months ended September 30, 2011 to 45.9% for the nine months ended September 30, 2012. The increase in operating income was due primarily to the impact of acquisitions completed during 2011 and 2012, organic growth in the business and the generally positive macroeconomic conditions, which includes the impact of higher fuel spread revenues. These increases were partially offset by additional amortization related to acquisitions completed during 2011 and 2012 and the unfavorable impact of foreign exchange rates.

In addition to the reasons discussed above, operating margin was positively impacted by lower overall operating expenses as a percentage of revenues over the comparable period, partially offset by the impact of recent acquisitions. We completed the acquisition of Allstar and our Mexican business in 2011 and an additional Russian fuel card company and CTF Technologies Inc. in 2012. While these acquired businesses represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $114.4 million in the nine months ended September 30, 2011 to $141.0 million in the nine months ended September 30, 2012, an increase of $26.6 million, or 23.3%. North America operating margin increased from 44.4% for the nine months ended September 30, 2011 to 48.3% for the nine months ended September 30, 2012. The increase in operating income and operating margin is due primarily to organic growth in the business, the impact of generally positive macroeconomic conditions, which includes the impact of higher fuel spread revenues and lower overall operating expenses as a percentage of revenues. These increases were partially offset by higher merchant commissions as a percentage of revenues due to volume increases in certain businesses where commissions are paid, as well as the fluctuation of the margin between the wholesale cost and retail price of fuel, which increased merchant commissions.

International segment operating income

International operating income increased from $57.7 million in the nine months ended September 30, 2011 to $90.8 million in the nine months ended September 30, 2012, an increase of $33.1 million, or 57.3%. International operating margin decreased from 47.3% for the nine months ended September 30, 2011 to 42.6% for the nine months ended September 30, 2012. The increase in operating income is primarily due to the impact of acquisitions completed in 2011 and 2012, the impact of slightly higher fuel prices and the impact of higher fuel spread revenues, which were partially offset by the impact of generally negative macroeconomic conditions, which includes the unfavorable impact of foreign exchange rates and additional amortization related to these acquisitions.

The lower operating margin is due to the impact of recent acquisitions in 2011 and 2012. While these acquired businesses represent good profit margin businesses, they produce lower margin products in comparison to our other businesses and when combined with our other business’ operating income, produced a lower margin than would have resulted without the acquisitions.

Other income, net

Other income, net decreased from income of $0.6 million in the nine months ended September 30, 2011 to an expense of $0.5 million in the nine months ended September 30, 2012, a decrease of $1.1 million. The decrease was due primarily to expenses related to our secondary stock offering during the first quarter of 2012, as well as foreign currency exchange gains recognized during the nine months ended September 30, 2011.

Interest expense, net

Interest expense decreased from $9.9 million in the nine months ended September 30, 2011 to $9.6 million in the nine months ended September 30, 2012, a decrease of $0.3 million, or 3.2%. The decrease is due to lower average interest rates paid on debt instruments in the nine months ended September 30, 2012 over the comparable period in 2011. The reduction in our average interest rates is a result of the pay down of our 2005 Credit Facility and CCS Facility upon entry into our new Credit Facility on June 22, 2011 and lower interest rates to finance accounts receivable. The average interest rate paid on borrowings on our domestic revolving line of credit, term loans (including the unused credit facility fee) and foreign swing line of credit under our new Credit Facility was 2.00%, 2.00% and 2.04%, respectively, during the nine months ended September 30, 2012. The average interest rate paid on borrowings on our term loans was 2.10% during the nine months ended September 30, 2011. The average interest rate on the 2005 Credit Facility was 2.54% in the nine months ended September 30, 2011. The average interest rate on the CCS Credit Facility was 2.66% in the nine months ended September 30, 2011.

Loss on extinguishment of debt

Loss on early extinguishment of debt decreased from $2.7 million in the nine months ended September 30, 2011 to zero in the nine months ended September 30, 2012. This decrease is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $50.5 million in the nine months ended September 30, 2011 to $65.5 million in the nine months ended September 30, 2012, an increase of $15.0 million, or 29.6%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 31.6% for nine months ended September 30, 2011 to 29.5% for the nine months ended September 30, 2012. The decrease in our effective tax rate was primarily due to the enactment of a U.K. statutory tax rate reduction during the period. This lower statutory rate was applied to deferred tax items, which are payable in future periods, reducing income tax expense in the nine months ended September 30, 2012 by approximately $3.5 million.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $109.6 million in the nine months ended September 30, 2011 to $156.1 million in the nine months ended September 30, 2012, an increase of $46.5 million, or 42.5%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At September 30, 2012, our unrestricted cash and cash equivalent balance totaled $300.1 million. Our restricted cash balance at September 30, 2012 totaled $52.2 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At September 30, 2012, cash and cash equivalents held in foreign subsidiaries where we have determined such cash and cash equivalents are permanently reinvested totaled $273.0 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2012, we had the ability to generate approximately $15.0 million of liquidity under our Securitization Facility and had $392.2 million available under the new Credit Facility.

On November 6, 2012, we entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. Our option to increase the facility was increased from an additional $150 million to an additional $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and a $850 million revolving credit facility. The second amendment to the Credit Facility provides $500 million of additional liquidity, which when combined with the availability under the Credit Facility at September 30, 2012, provides us with total liquidity under the Credit Facility of approximately $900 million. We anticipate using the increased facility primarily to help fund future acquisitions, for working capital and other general corporate purposes, including to potentially fund share repurchases from certain of our significant legacy investors. The terms and timing of any future repurchases would be subject to the discretion of the Company’s board of directors and the Company currently does not have any specific plans.

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

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
(in millions)	2012	2011
Net cash provided by operating activities	$33.1	$70.5
Net cash used in investing activities	(203.5)	(30.3)
Net cash provided by (used in) financing activities	176.2	(24.0)

Operating activities Net cash provided by operating activities decreased from $70.5 million in the nine months ended September 30, 2011 to $33.1 million used in operating activities in the nine months ended September 30, 2012. The decrease is primarily due to a decrease in working capital, driven by increases in accounts receivable and other assets, partially offset by additional net income during the period.

Investing activities Net cash used in investing activities increased from $30.3 million in the nine months ended September 30, 2011 to $203.5 million in the nine months ended September 30, 2012. This increase is primarily due to the increase in cash used for acquisitions during the nine months ended September 30, 2012 over the comparable period in 2011.

Financing activities Net cash provided by (used in) financing activities increased from $24.0 million used in financing activities in the nine months ended September 30, 2011 to $176.2 million provided by financings activities in the nine months ended September 30, 2012. The increase is primarily due to additional borrowings on the Securitization Facility of $65.0 million and revolver of $80.0 million in the nine months ended September 30, 2012 over the comparable period in 2011, as well as an increase of $15 million in tax benefits related to stock based compensation in the nine months ended September 30, 2012 over the comparable period in 2011.

Capital spending summary

Our capital expenditures increased from $8.4 million in the nine months ended September 30, 2011 to $13.6 million in the nine months ended September 30, 2012, an increase of $5.2 million, or 62.2%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system. We anticipate our capital expenditures to increase to approximately $16.0 million for 2012 as compared to $13.5 million in 2011, as we continue to enhance our existing processing systems.

Credit Facility

On June 22, 2011, we entered into a new five-year, $900 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks. On November 6, 2012, we entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. Our option to increase the facility was increased from an additional $150 million to an additional $250 million. The interest rates on the amended Credit Agreement did not change. As amended, the Credit Agreement provides for a $550 million term loan facility and a $850 million revolving credit facility, with sublimits for letters of credit, swing line loans and multicurrency borrowings. Subject to certain conditions, including obtaining commitments of lenders, we have the option to increase the facility up to an additional $250 million. The Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios.

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

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At September 30, 2012, the interest rate on the term loan and domestic revolving line of credit was 1.72% and the unused credit facility fee was 0.25%. At September 30, 2012, the interest rate on the foreign swing line of credit was 2.00%.

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

During the nine months ended September 30, 2012, we made principal payments of $11.3 million on the term loan and $250.0 million on the domestic revolving line of credit. At September 30, 2012, we had $281.3 million in outstanding term loans, $205.0 million in borrowings outstanding on the domestic revolving line of credit and $18.4 million in borrowings outstanding on the foreign swing line of credit. As of September 30, 2012, we were in compliance with each of the covenants under the new Credit Facility agreement.

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

Other Debt

In connection with our acquisition of CTF Technologies, Inc. on July 3, 2012, we paid down notes outstanding on the books of the seller of $12.2 million, at the time of closing.

Two of our subsidiaries entered into a Purchase Agreement dated June 15, 2012 for the acquisition of a Russian fuel card company. In connection with the purchase, a final payment of $11.25 million is due December 15, 2013.

One of our subsidiaries entered into a Purchase Agreement during June 2012, which includes contingent earn-out payments related to an acquired business of $5.1 million, which is payable in three installments in December 2012, November 2013 and May 2016.

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

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended seven times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the Securitization Facility is $500 million. On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements. The Securitization Facility was amended for a sixth time on September 30, 2011 to permit us to sell receivables to the purchasers and repay purchasers on a non-ratable basis in order to take advantage of the lower cost of capital of certain purchasers. The facility was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date to February 4, 2013. There is a program fee equal to the commercial paper rate of 0.25%, plus 0.75% as of September 30, 2012. The unused facility fee is payable at a rate of 0.35% per annum as of September 30, 2012.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended September 30, 2012, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

Management’s Use of Non-GAAP Financial Measures

We have included in the discussion under the caption “Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share” above certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

Adjusted revenues

We have defined the non-GAAP measure adjusted revenues as revenues, net less merchant commissions as reflected in our income statement in the three and nine months ended September 30, 2011 and 2012.

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. We believe that adjusted revenue is an appropriate supplemental measure of financial performance and may be useful to investors to understanding our revenue performance on a consistent basis. Adjusted revenues are not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues, net	$186,932	$134,213	$504,917	$379,431
Merchant commissions	12,930	13,347	40,974	36,505

Total adjusted revenues	$174,002	$120,866	$463,943	$342,926

EBITDA

We have defined the non-GAAP measure EBITDA, as net income as reflected in our income statement, adjusted to eliminate (a) interest expense, (b) tax expense, (c) depreciation of long-lived assets, and (d) amortization of intangible assets in the three and nine months ended September 30, 2011 and 2012, as applicable.

We use EBITDA as a basis to evaluate our operating performance net of the impact of certain non-core items during the period. We believe that EBITDA may be useful to investors to understanding our operating performance on a consistent basis. EBITDA is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$59,648	$40,514	$156,128	$109,563
Provision for income taxes	22,943	18,597	65,483	50,534
Interest expense, net	3,246	3,130	9,627	9,944
Depreciation and amortization	13,591	9,052	36,920	26,247

EBITDA	$99,428	$71,293	$268,158	$196,288

Adjusted net income and adjusted net income per diluted share

We have defined the non-GAAP measure adjusted net income as net income as reflected in our income statement, adjusted to eliminate (a) non-cash stock based compensation expense related share-based compensation awards, (b) amortization of deferred financing costs and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, and (d) loss on the early extinguishment of debt in the three and nine months ended September 30, 2011 and 2012, as applicable.

We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our income statement in the three and nine months ended September 30, 2011 and 2012.

We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired. Therefore, we have excluded amortization expense from adjusted net income. We also exclude loss on the early extinguishment of debt from adjusted net income, as this expense is non-cash and is one-time in nature and does not reflect the ongoing operations of the business. We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors to understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$59,648	$40,514	$156,128	$109,563
Net income per diluted share	$0.71	$0.69	$1.88	$1.82

Stock based compensation	6,494	3,639	14,287	15,622
Amortization of intangible assets	8,687	4,782	23,044	13,969
Amortization of premium on receivables	816	816	2,449	2,450
Amortization of deferred financing costs	545	508	1,596	1,351
Loss on extinguishment of debt	—	—	—	2,669

Total pre-tax adjustments	16,542	9,745	41,376	36,061

Income tax impact of pre-tax adjustments at the effective tax rate	(4,595)	(3,066)	(12,226)	(11,383)

Adjusted net income	$71,595	$47,193	$185,278	$134,241

Adjusted net income per diluted share	$0.83	$0.56	$2.16	$1.61

Diluted shares	86,224	83,649	85,681	83,526

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

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of September 30, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material, except as described below, and were not involved in any material legal proceedings that terminated during the third quarter. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we responded to, and we are awaiting its conclusions. If determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines, which could be material. Any adverse determination is appealable to the Competition Appeal Tribunal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Arrangement Agreement Among FleetCor Luxembourg Holdings2 S.À.R.L, FleetCor Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012)

10.2	Second Amendment to the First Amended Credit Agreement, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 7, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 9, 2012.

FleetCor Technologies, Inc.

(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald F. Clarke	(Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer
Eric R. Dey	(Principal Financial Officer and Principal Accounting Officer)