Form 10-K
period 2012-12-31
FLEETCOR TECHNOLOGIES INC
filed 2013-03-01
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,714,705,000 as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.

As of February 8, 2013, there were 81,177,252 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 30, 2013 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2012

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

PART I

ITEM 1. BUSINESS

General

FleetCor is a leading independent global provider of fuel cards and workforce payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America and Europe. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. In 2012, we processed approximately 304 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

We market our payment products directly to a broad range of businesses, commercial fleet customers, oil companies, petroleum marketers and government entities. Among these customers, we provide our products and services to commercial fleets of all sizes. These fleets include small and medium commercial fleets, which we believe represent an attractive segment of the global commercial fleet market given their relatively high use of less efficient payment products, such as cash and general purpose credit cards. We also manage commercial fleet card programs for major oil companies, such as British Petroleum (BP) (including its subsidiary Arco), Chevron and Citgo, and over 800 petroleum marketers.

These companies collectively maintain hundreds of thousands of end-customer relationships with commercial fleets. We refer to these major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.”

FleetCor’s predecessor company was organized in the United States in 1986.

Our products and services

We sell a range of customized fleet and lodging payment programs directly and indirectly through partners, such as major oil companies and petroleum marketers. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging and related products and services at participating locations. We support these cards with specialized issuing, processing and information services that enable us to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. Depending on our customer’s and partner’s needs, we provide these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services. In Brazil, we have designed proprietary equipment which, when installed at the fueling site and on the vehicle and combined with our processing system, significantly reduces the likelihood of unauthorized and fraudulent transactions. We offer this product to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, including sea-going vessels, mining equipment, agricultural equipment, and locomotives. In addition, we offer a telematics solution in Europe that combines global positioning, satellite tracking and other wireless technology to allow fleet operators to monitor the capacity utilization and movement of their vehicles and drivers. Furthermore, in Mexico, we offer prepaid fuel and food vouchers and cards that may be used as a form of payment in restaurants, grocery stores and gas stations. We market these payment products to small, medium and large businesses, which provide these cards and vouchers to their employees as benefits, as well as a tool to manage fuel expenses. Approximately 13.0% of our revenue during the year ended December 31, 2012 came from our lodging, prepaid fuel and food vouchers and cards and telematics products. Other than our fuel card products and services, no other products or services accounted for 10% or more of consolidated revenues in any of the last three fiscal years.

Networks

In order to deliver our payment programs and services, we own and operate proprietary closed-loop networks in North America and internationally. In other cases we utilize the networks of our major oil and petroleum marketer partners. Our networks have well-established brands in local markets and proprietary technology that enable us to capture, transact, analyze and report value-added information pertinent to managing and controlling employee spending. Examples of our networks include:

North American proprietary closed-loop networks

•

Fuelman network—our primary proprietary fleet card network in the United States. We have negotiated card acceptance and settlement terms with over 12,000 individual merchants, providing the Fuelman network with more than 45,000 fueling sites and nearly 27,000 maintenance sites across the country.

•	Corporate Lodging Consultants network (CLC)—our proprietary lodging network in the United States and Canada. The CLC Lodging network covers more than 17,800 hotels across the United States and Canada.

•

Commercial Fueling Network (CFN)—our “members only” unattended fueling location network in the United States and Canada. The CFN network is composed of approximately 2,675 fueling sites, each of which is owned by a CFN member, and the majority of which are unattended cardlock facilities. The CFN membership base is comprised of approximately 260 independent petroleum marketers. Our members join CFN to provide network access to their fleet customers and benefit from fleet card volume generated by our other members’ fleet customers fueling at their locations.

International proprietary closed-loop networks

•

Allstar network—our recently acquired proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 3,200 individual merchants, providing this network with over 7,500 fueling sites.

•

Keyfuels network—our primary proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 490 individual merchants, providing the Keyfuels network with over 2,090 fueling sites.

•

CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with more than 620 oil brands, including several major oil companies on a brand-wide basis (such as Agip, Benzina, OMV and Shell), and more than 1,000 other merchants, providing the CCS network with over 2,620 fueling sites and 1,100 other sites accepting our cards.

•

Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus, Lithuania, Estonia, Latvia and Kazakhstan. We have negotiated card acceptance and settlement terms with about 615 individual merchants, providing the PPR network with approximately 11,850 fueling sites across the region.

•

Efectivale network—our recently acquired proprietary fuel and food card and voucher networks in Mexico. We have negotiated acceptance and settlement terms with approximately 22,200 individual merchants, providing the Mexican network with over 7,500 fueling sites and 61,200 food sites.

•

CTF network—our newly acquired proprietary fuel controls network in Brazil. We have partnerships with BR Distribuidora (Petrobas) and Ipiranga Distribuidora, retail oil distributors in Brazil. CTF’s processing system works at over 1,000 highway fueling sites through these partnerships.

Third-Party networks

In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•

MasterCard network—In the United States and Canada, we issue corporate cards that utilize the MasterCard payment network, which includes 194,000 fuel sites and 494,000 maintenance location. Our co-branded MasterCard corporate cards have additional purchasing capabilities and can be accepted at over 35.9 million locations worldwide. We market these cards to customers who require card acceptance beyond our proprietary merchant locations. The MasterCard network delivers the ability to capture value-added transaction data at the point-of-sale and allows us to provide customers with fleet controls and reporting comparable to those of our proprietary fleet card networks.

•

Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and petroleum marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•

UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 47,000 fleet card-accepting locations across 38 countries throughout Europe, including more than 32,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•

DKV network—DKV operates a network of over 54,000 fleet card-accepting locations across 42 countries throughout Europe, including more than 37,500 fueling sites. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet networks—In Mexico, we issue fuel cards and food cards that utilize the Carnet payment network, which includes approximately 12,700 fueling sites and 79,800 food locations across the country.

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

We primarily provide issuing, processing and information services to our major oil company partners, as these partners utilize their proprietary networks of branded locations to support their card programs. In addition, we provide network services to those major oil company partners who choose to offer a co-branded MasterCard as part of their card program. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from less than one year up to seven years. Our top three strategic relationships with major oil companies represented in the aggregate approximately 16%, 21%, and 22% of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. No single partner represented more than 10% of our consolidated revenue in 2012. In 2011 and 2010, our relationship with Chevron represented approximately 11% of our consolidated revenue.

We provide similar products and services to government fleet customers as we provide to other commercial fleet customers. Our government fleet customers generally constitute local, state or federal government-affiliated departments and agencies with vehicle fleets, such as police vehicle fleets and school bus fleets. For a description of our financial information by our North American and International segments and geographical areas, see “Note 15—Segments.”

Sales and marketing

We market our products and services to fleet operators in North America and internationally through multiple channels including field sales, telesales, direct marketing, point-of-sale marketing and the internet. We also leverage the sales and marketing capabilities of our strategic relationships with over 800 oil companies, petroleum marketers, card marketers and leasing companies. We employ sales and marketing employees worldwide that are focused on acquiring new customers for all of our direct business card programs, as well as select card programs for oil companies and petroleum marketers. We also utilize tradeshows, advertising and other awareness campaigns to market our products and services.

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

Our primary means of acquiring new customers include:

•

Field sales—Our direct sales team includes field sales representatives, who conduct face-to-face sales presentations and product demonstrations with prospects, assist with post-sale program implementation and training and provide in-person account management. Our field sales force generally targets fleets with 15 or more vehicles or cards. Field sales representatives also attend and manage our marketing at tradeshows.

•

Telesales—We have telesales representatives handling inbound and outbound sales calls. Our inbound call volume is primarily generated as a result of referrals, direct marketing, point-of-sale marketing and the internet. Our outbound phone calls typically target fleets that have expressed an initial interest in our services or have been identified through database analysis as prospective customers. Our telesales teams generally target fleets with 15 or fewer vehicles or cards. We also leverage our telesales channel to cross-sell additional products to existing customers.

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

•

Internet marketing—We manage numerous marketing websites around the world and purchase both banner and pay-per-click advertisements. Our marketing websites tend to fall into two categories: product-specific websites and marketing portals. Our Web advertisements focus on key words and sites frequently used by our target customers.

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

Account management

•

Customer service, account activation, account retention. We provide account management and customer service to our customers. Based in dedicated call centers across our key markets, these professionals handle transaction authorizations, billing questions and account changes. Customers also have the opportunity to self-service their accounts through interactive voice response and online tools. We monitor the quality of the service we provide to our customers by adhering to industry standard service levels with respect to abandon rates and answer times and through regular agent call monitoring. We also conduct regular customer surveys to ensure customers are satisfied with our products and services. In addition to our base customer service support, we provide the following specialized services:

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

Technology

Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2012, we spent more than $46 million in capital and operating expenses to operate, protect and enhance our technology and we expect to spend approximately $48 million in 2013 due to the continued build out of our proprietary processing platform in Europe and Asia.

Our technology function is based in the United States and Europe and has expertise in the management of applications, transaction networks and infrastructure. We operate application development centers in the United States, United Kingdom, Netherlands, Russia and Czech Republic. Our distributed application architecture allows us to maintain, administer and upgrade our systems in a cost-effective and flexible manner. We integrate our systems with third-party vendor applications for certain products, sales and customer relationship management and back-office support. Our technology organization has undertaken and successfully executed large scale projects to develop or consolidate new systems, convert oil company and petroleum marketer systems and integrate acquisitions while continuing to operate and enhance existing systems.

Our technology infrastructure is supported by best-in-class, highly-secure data centers, with redundant locations. We operate three primary data centers, located in Atlanta, Georgia, Prague, Czech Republic and Las Vegas, Nevada. We use only proven technology and have no foreseeable capacity limitations. Our systems meet the highest standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use sophisticated security protocols for communication among applications, and our employees access critical components on a need-only basis. As of December 31, 2012, we have not experienced any breaches in network, application or data security.

We maintain up-to-date disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2012, we experienced 99.99% up-time for authorizations.

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

Intellectual property

Our intellectual property is an essential element of our business. We use trademark, copyright, trade secret and other intellectual property laws and confidentiality agreements to protect our intellectual property. We own trademark registrations supporting a number of our brands, such as FleetCor®, Fuelman®, FleetNet®, FleetCards USA®, CFN®, and Mannatec® in the United States. We also own trademark registrations in various European jurisdictions for a number of our brands, such as Keyfuels®, The Fuelcard Company®, CCS®, iMonitor®, Transit Card®, Allstar®, PPR®, NKT®, CTF® and Efectivale®. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have stringent internal policies regarding the protection, disclosure and use of our confidential information.

Acquisitions

For a discussion of recent acquisitions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions”.

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

Employees and labor relations

As of December 31, 2012, we employed approximately 2,650 employees, approximately 700 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.

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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2012. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	57	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	53	Chief Financial Officer
Todd W. House	41	President—U.S. Direct Business
John S. Coughlin	45	Executive Vice President—Global Corporate Development
Jeffrey D. Lamb	55	Executive Vice President—New Products
William J. Schmit	56	President—North American Partner Business
Timothy J. Downs	55	President—Corporate Lodging Consultants
Charles Freund	40	President—Emerging Markets
Andrew R. Blazye	54	President—International Corporate Development
Donovan H. Williams, Jr.	49	Chief Information Officer

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

Todd W. House has been our President—U.S. Direct Business since December 2010 and our Chief Operating Officer since April 2009. From July 2007 to April 2009, Mr. House held various positions, including Chief Financial Officer, with Axiant, LLC, a provider of financial services and recovery management solutions. From April 2005 to July 2007, Mr. House was Vice President and Chief Credit Officer with Carmax, Inc., an automobile retailer. From August 1993 to April 2005, Mr. House was Vice President—Credit Risk Management with Capital One Financial Corp., a financial services company. On November 20, 2009, Axiant, LLC filed a petition for bankruptcy under the federal bankruptcy laws.

John S. Coughlin has served as our Executive Vice President—Global Corporate Development since September 2010. From 2007 to 2010, Mr. Coughlin served as a Managing Director at PCG Capital Partners, a private equity firm. From 2005 to 2006, Mr. Coughlin served as Chief Executive Officer of NCDR LLC (dba Kool Smiles), a private equity owned national dental practice management company. From 1994 to 2005, Mr. Coughlin was with The Parthenon Group, a strategic advisory and principal investment firm, where he was a Senior Partner and the founder and head of the firm’s San Francisco office.

Jeffrey D. Lamb joined us in December 2010 and serves as our Executive Vice President—New Products. From December 2010 to May 2012, Mr. Lamb served as our Executive Vice President—Global Strategy and U.S. Sales and Marketing. In July 2005, Mr. Lamb co-founded Socius Capital, LLC, an independent financial sponsor and management company to small and medium-sized businesses, and served as its Managing Director until December 2010. Since December 2008, Mr. Lamb has served on the Board of Managers of Wazee Companies,

LLC, an electrical repair and maintenance service provider. Between July 2006 and March 2009, Mr. Lamb served on the Board of Directors of On the Scene Productions, Inc., a video production company for the public relations industry. Mr. Lamb also served as the Chief Executive Officer of On the Scene Productions, Inc. between July 2006 and February 2008. On the Scene Productions, Inc. filed its voluntary petition for bankruptcy liquidation under the U.S. Bankruptcy Code in October 2009. From 2001 to 2004, Mr. Lamb was Senior Director of Worldwide Marketing for the service division of Sun Microsystems, Inc. (acquired by Oracle Corporation in January 2010), a provider of network computing infrastructure solutions.

William J. Schmit, Jr. has served as our President—North American Partner Business since November 2005. From April 1999 to November 2005, Mr. Schmit served as our Senior Vice President—Private Label Programs.

Timothy J. Downs joined us as President—Corporate Lodging Consultants in connection with our acquisition of CLC Group, Inc. in April 2009. Prior to joining us, Mr. Downs held various positions with Corporate Lodging Consultants, including Vice President Technology from May 1999 to September 2004 and as Executive Vice President Operations from September 2004 to April 2009.

Charles Freund was named our President—Emerging Markets effective December 2010 and has been with us since 2000. From January 2009 to December 2010, Mr. Freund served as our Senior Vice President—Corporate Strategy. Mr. Freund served as our Managing Director—The Fuelcard Company UK Limited from June 2006 to December 2008. Prior to June 2006, Mr. Freund served as our Vice President of Business Development.

Andrew R. Blazye has serves as our President—International Corporate Development. From July 2007 to May 2012, Mr. Blazye served as our Chief Executive Officer—FleetCor Europe and continues to perform the duties associated with this role until a replacement is identified. From April 2006 to June 2007, Mr. Blazye was a Group Director for Dunnhumby Ltd., a research firm. From September 1980, to March 2006, Mr. Blazye held various positions with Shell International Ltd., a subsidiary of Royal Dutch Shell plc, a global energy company, including Global Payments General Manager.

Donovan H. Williams has been our Global Chief Information Officer over product development and IT operations since 2012. Prior to 2012, Mr. Williams served as the Chief Technology Officer for the Digital Payments division of Fiserv, Inc., a global provider of financial services technology. From 1996 to 2008, Mr. Williams served in various technology leadership roles at CheckFree, Inc., a payment processing company, including Chief Technology Officer and SVP of Product Development.

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

Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2012, approximately 21% of our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.

Fuel prices are dependent on several factors, all of which are beyond our control. These factors include, among others:

•	supply and demand for oil and gas, and market expectations regarding supply and demand;

•	actions by members of OPEC and other major oil-producing nations;

•	new oil production being developed in the US and elsewhere;

•	political conditions in oil-producing and gas-producing nations, including insurgency, terrorism or war;

•	oil refinery capacity;

•	weather;

•	the prices of foreign exports;

•	the implementation of fuel efficiency standards and the adoption by our fleet customers of vehicles with greater fuel efficiency or alternative fuel sources;

•	general worldwide economic conditions; and

•	governmental regulations, taxes and tariffs.

A portion of our revenue is derived from fuel-price spreads. As a result, a contraction in fuel-price spreads could adversely affect our operating results.

Approximately 18% of our consolidated revenue in 2012 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.

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

We derive a significant portion of our revenue from program fees and charges paid by the users of our cards. Any decrease in our receipt of such fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.

Our card programs include a variety of fees and charges associated with transactions, cards, reports, late payments and optional services. We derived approximately 62% of our consolidated revenues from these fees and charges during the year ended December 31, 2012. If the users of our cards decrease their transaction activity, the extent to which they pay invoices late or their use of optional services, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.

We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.

The market for our products and services is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in North America are small, regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards and major financial services companies that provide card services to major oil companies and petroleum marketers. Competitors in the hotel card business include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies, among others. We also compete for customers with providers of alternative payment mechanisms, such as financial institutions that issue corporate and consumer credit cards and merchants offering house cash accounts or other forms of credit. Our primary competitors in Europe are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers. Our primary competitors in Latin America are independent providers of food and fleet cards and vouchers, commercial fleet cards offered by the major oil companies and providers of card outsourcing services to major oil companies and petroleum marketers.

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

We intend to seek to expand our strategic relationships with major oil companies. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” During 2012, our top three strategic relationships with major oil companies accounted for approximately 16% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from less than one year up to eight years.

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

To enter into a new strategic relationship or renew an existing strategic relationship with a major oil company, we often must participate in a competitive bidding process, which may focus on a limited number of factors, such as pricing. The bidding and negotiating processes generally occur over a protracted time period. The use of these processes may affect our ability to effectively compete for these relationships. Our competitors may be willing to bid for these contracts on pricing or other terms that we consider uneconomical in order to win this business. The loss of our existing major oil company partners or the failure to contract or delays in contracting with additional partners could materially and adversely affect our business, operating results and financial condition.

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

Our operating results are materially affected by conditions in the economy generally, both in the United States and internationally. We generate revenue based in part on the volume of fuel purchase transactions we process. Our transaction volume is correlated with general economic conditions, particularly in the United States, Europe and Latin America, and the amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other vehicle products and services by businesses. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers, which are largely comprised of commercial fleets, to demand less fuel, or lead our partners to reduce their use of our products and services. These declines could result from, among other things, reduced fleet traffic, corporate purchasing, travel and other commercial activities from which we derive revenue.

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

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States, Europe and Latin America. As a result, sustained deterioration in general economic conditions in the United States, Europe or Latin America, or increases in interest rates in key countries in which we operate, could adversely affect our business and operating results.

We have expanded into new lines of business in the past and may do so in the future. If we are unable to successfully integrate these new businesses, our results of operations and financial condition may be adversely affected.

We have expanded our business to encompass new lines of business in the past. For example, within the past several years we have entered into the fuel and food card and voucher business in Mexico, the lodging card business in the United States, the fuel transaction processing business in Brazil and offer a limited telematics service to European customers. We may continue to enter new lines of business and offer new products and services in the future. There is no guarantee that we will be successful in integrating these new lines of business into our operations. If we are unable to do so, our operating results and financial condition may be adversely affected.

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

At December 31, 2012, we had approximately $923 million of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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

As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2012, approximately 44% of our revenue was denominated in currencies other than the U.S. dollar (primarily Czech koruna, Russian ruble, British pound, Brazilian real and Mexican peso). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.

Furthermore, we are subject to exchange control regulations that restrict or prohibit the conversion of more than a specified amount of our foreign currencies into U.S. dollars, and, as we continue to expand, we may become subject to further exchange control regulations that limit our ability to freely utilize and transfer currency in and out of particular jurisdictions. These restrictions may make it more difficult to effectively utilize the cash generated by our operations and may adversely affect our financial condition.

We expect to continue our expansion through acquisitions, which may divert our management’s attention and result in unexpected operating difficulties, increased costs and dilution to our stockholders. We also may never realize the anticipated benefits of the acquisitions.

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

To complete future acquisitions, we may determine that it is necessary to use a substantial amount of our cash or engage in equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital in the future and to pursue other business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, which could limit our ability to engage in acquisitions. Moreover, we can make no assurances that the anticipated benefits of any acquisition, such as operating improvements or anticipated cost savings, would be realized or that we would not be exposed to unexpected liabilities in connection with any acquisition.

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

We have foreign operations in, or provide services for commercial card accounts in Belarus, Belgium, Botswana, Brazil, Canada, the Czech Republic, Estonia, Ireland, Latvia, Lithuania, Luxembourg, Mexico, Namibia, the Netherlands, Pakistan, Poland, the Russian Federation, Slovakia, South Africa, Swaziland, Ukraine and the United Kingdom. We also expect to seek to expand our operations into various countries in Asia, Europe and Latin America as part of our growth strategy.

Some of the countries where we operate, and other countries where we will seek to operate, specifically Russia, Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the United States. In particular, changes in laws or regulations, including with respect to taxation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition. In addition, conducting and expanding our international operations subjects us to other risks that we do not generally face in the United States. These include:

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

•	increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act and Office of Foreign Assets Control regulations;

•	increased expense to comply with U.K. laws that apply to foreign operations, including the U.K. Bribery Act;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights and cultural norms in some geographies that are simply not respectful of intellectual property rights.

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

Our balance sheet includes goodwill and intangible assets that represent approximately 51.1% of our total assets at December 31, 2012. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.

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

Third parties could claim that our technologies and processes underlying our products and services infringe their intellectual property. In addition, to the extent that we gain greater visibility, market exposure, and add new products and services, we may face a higher risk of being the target of intellectual property infringement claims asserted by third parties. We may, in the future, receive notices alleging that we have misappropriated or infringed a third party’s intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications that cover significant aspects of our technologies, processes or business methods. Any claims of infringement or misappropriation by a third party, even those without merit, could cause us to incur substantial defense costs and could distract our management from our business, and there can be no assurance that we will be able to prevail against such claims. Some of our competitors may have the capability to dedicate substantially greater resources to enforcing their intellectual property rights and to defending claims that may be brought against them than we do. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, potentially including treble damages if we are found to have willfully infringed a patent. A judgment could also include an injunction or other court order that could prevent us from offering our products and services. In addition, we might be required to seek a license for the use of a third party’s intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

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

Unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense and results of operations.

Our tax returns and positions are subject to review and audit by federal, state, local, and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingent liabilities for material known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. There can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost less than any related liability. An unfavorable resolution, therefore, could negatively impact our financial position, operating results and cash flows in the current and/or future periods.

We record deferred income taxes to reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Deferred income taxes are determined using enacted tax rates. Changes in enacted tax rates may negatively impact our operating results.

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

We are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material, except as described below, and we were not involved in any material legal proceedings that terminated during the fourth quarter. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we responded to, and we are awaiting its conclusions. If determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines, which could be material. Any adverse determination is appealable to the Competition Appeal Tribunal.

We rely on third parties for card issuing and processing services supporting our MasterCard network fleet card products. Failure to maintain these contractual relationships upon acceptable terms would have an adverse effect on our MasterCard network fleet card offerings, customer retention and operating results.

Some of our fleet-card products in North America are accepted in the MasterCard merchant network pursuant to our contractual relationships with issuing banks and third-party processors. In order to continue offering fleet cards accepted at MasterCard network merchants, we must maintain our contractual relationship with at least one issuing bank. Further, unless we develop our own MasterCard-approved processing capabilities, we must continue to obtain processing services from at least one processor approved by MasterCard with the capability to provide acceptable levels of reporting data for fleet operators. Our failure to maintain adequate relationships, or find suitable alternatives, could have an adverse effect on our MasterCard network fleet card products, our customer retention and our operating results.

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

Our principal stockholders and their affiliates beneficially own or control, directly or indirectly, at December 31, 2012, approximately 24,661,000 shares of our common stock, which in the aggregate represents approximately 30% of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.

ITEM 2. PROPERTIES

We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2012.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	75,300
Covington, Louisiana	Corporate accounting, treasury, merchant authorization	13,600
Houston, Texas	Credit and collections	15,000
Concord, California	Customer support	7,100
Seattle, Washington	CFN operations	2,300
Wichita, Kansas	CLC operations and customer support	31,100

International
Prague, Czech Republic	CCS headquarters, operations, customer service and sales	55,000
Mexico City, Mexico(1)	FleetCor Mexico headquarters and operations	6,900
Kaliningrad, Russia	PPR, Baltics, Poland sales and customer support	1,400
Moscow, Russia	PPR headquarters, sales, customer support, operations, credit and collections	14,500
Smolnaya, Russia	NKT headquarters, sales, customer support and operations	14,200
Bryansk, Russia	Sales and marketing	6,800
Ipswich, United Kingdom(1)	Operations, sales and customer support	17,900
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters	2,800
Swindon, United Kingdom	Allstar operations, sales and customer support	34,000
Walsall, United Kingdom	Operations, sales and customer support	9,500
Sao Paulo, Brazil	CTF headquarters, sales, customer support and operations	19,400
Osasco, Brazil	CTF operations	7,100

(1)	We own these facilities.

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

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material, except as described below, and we were not involved in any material legal proceedings that terminated during the fourth quarter. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. We are currently involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we are dominant in a relevant market with our Keyfuels product line. The Office of Fair Trading is investigating whether we are dominant and, if dominant, whether some of our contracts with some sites and dealers would constitute exclusive dealings requiring them to be reformed to eliminate exclusivity. The Office of Fair Trading has issued a statement of objections, which we responded to, and we are awaiting its conclusions. If determined adversely, the regulator has authority to require us to reform contracts to eliminate exclusivity and impose significant fines, which could be material. Any adverse determination is appealable to the Competition Appeal Tribunal.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT”. As of December 31, 2012, there were 53 holders of record of our common stock. The table set forth below provides the intraday high and low sales prices per share of our common stock for the four quarters during 2012 and 2011.

	High	Low
2012:
First Quarter	$39.90	$30.55
Second Quarter	40.87	34.01
Third Quarter	45.60	34.84
Fourth Quarter	53.65	44.38
2011:
First Quarter	$34.40	$27.25
Second Quarter	37.51	29.16
Third Quarter	30.15	25.25
Fourth Quarter	29.96	25.78

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

On November 26, 2012, we entered into a stock repurchase agreement (the “Repurchase Agreement”) with investment funds associated with Summit Partners and Bain Capital (the “Repurchase Stockholders”), related party affiliates, to repurchase up to $200,000,000 of shares of the Company’s common stock directly from the Repurchase Stockholders (the “Share Repurchase”) in a private transaction at a price per share equal to the price paid by the underwriter in the underwritten secondary offering of common stock announced on November 26, 2012.

We repurchased approximately 3.9 million shares of our common stock from the Repurchase Stockholders at $51.91 per share. The repurchase of shares from the Repurchase Stockholders was approved pursuant to our policy regarding related party transactions. We funded the Share Repurchase with borrowings under our credit facilities. The repurchased shares are included with Treasury Stock within the Consolidated Balance Sheets.

A summary of repurchases of our common stock during the fourth quarter of 2012 is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchase Under Publicly Announced Plans or Programs
October 1 – October 31	—	—	—	—
November 1 – November 30	—	—	—	—
December 1 – December 31	3,852,822	$51.91	—	—

Total	3,852,822	$51.91	—	—

PERFORMANCE GRAPH

The following graph assumes $100 invested on December 15, 2010 (the date our shares first commenced trading), at the closing price ($27.25) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index and (ii) the S&P 500® Data Processing & Outsourced Services.

Period Ending	FleetCor Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services
12/15/2010	$100.00	$100.00	$100.00
12/31/2010	$113.47	$101.99	$95.81
3/31/2011	$119.85	$109.79	$103.76
6/30/2011	$108.77	$107.69	$109.64
9/30/2011	$96.37	$83.84	$101.69
12/31/2011	$109.61	$96.43	$117.84
3/31/2012	$142.28	$108.06	$131.45
6/30/2012	$128.59	$103.92	$134.18
9/30/2012	$164.40	$108.99	$142.48
12/31/2012	$196.88	$110.54	$150.84

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during 2012.

ITEM 6. SELECTED FINANCIAL DATA

We derived the consolidated statement of income and other financial data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheets as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements that are not included in this report.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2012	2011	2010	2009	2008
Consolidated statement of income data(1):
Revenues, net	$707,534	$519,591	$433,841	$354,073	$341,053
Expenses:
Merchant commissions	58,573	51,199	49,050	39,709	38,539
Processing	115,446	84,516	69,687	57,997	51,406
Selling	46,429	36,606	32,731	30,579	23,778
General and administrative	110,122	84,765	78,135	51,375	47,635
Depreciation and amortization	52,036	36,171	33,745	28,368	27,240

Operating income	324,928	226,334	170,493	146,045	152,455

Other, net	1,121	(589)	(1,319)	(933)	(2,488)
Interest expense, net	13,017	13,377	20,532	17,363	20,256
Loss on extinguishment of debt	—	2,669	—	—	—

Total other expense	14,138	15,457	19,213	16,430	17,768

Income before income taxes	310,790	210,877	151,280	129,615	134,687
Provision for income taxes	94,591	63,542	43,384	40,563	37,405

Net income	$216,199	$147,335	$107,896	$89,052	$97,282

Earnings per share:
Earnings per share, basic	$2.59	$1.83	$3.00	$2.17	$2.60
Earnings per share, diluted	2.52	1.76	1.34	1.13	1.35
Weighted average shares outstanding, basic	83,328	80,610	35,434	33,802	33,033
Weighted average shares outstanding, diluted	85,736	83,654	80,751	78,854	71,913

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Cash and cash equivalents	$283,649	$285,159	$114,804	$84,701	$70,355
Restricted cash(2)	53,674	55,762	62,341	67,979	71,222
Total assets	2,721,870	2,349,169	1,484,118	1,209,545	929,062
Total debt	945,391	704,265	469,413	351,551	370,747
Total stockholders’ equity	913,822	811,436	625,945	474,049	273,264

(1)	In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, effective January 1, 2010, our statements of income no longer include securitization activities in revenue. Rather, we report interest income, provision for bad debts and interest expense associated with the debt securities issued from our securitization facility.
(2)	Restricted cash represents customer deposits repayable on demand.

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

Overview

FleetCor is a leading independent global provider of fuel cards and workforce payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America and Europe. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. In 2012, we processed approximately 304 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

FleetCor’s predecessor company was organized in the United States in 1986. In 2000, our current chief executive officer joined us and we changed our name to FleetCor Technologies, Inc. Since 2000, we have grown significantly through a combination of organic initiatives, product and service innovation and over 50 acquisitions of businesses and commercial account portfolios. Our corporate headquarters are located in Norcross, Georgia. As of December 31, 2012, we employed approximately 2,650 employees, approximately 700 of whom were located in the United States.

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North American and International segments. The results from our Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011, the Allstar business acquired during the fourth quarter of 2011, the Russian businesses acquired during the second and third quarter of 2012 and CTF Technologies, Inc. acquired during the third quarter of 2012 are each reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the years ended December 31, 2012, 2011 and 2010, our North American and International segments generated the following revenue:

	Year ended December 31,
	2012		2011		2010
(dollars in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$400.1	56.6%	$348.8	67.1%	$287.8	66.3%
International	307.4	43.4%	170.8	32.9%	146.0	33.7%

	$707.5	100.0%	$519.6	100.0%	$433.8	100.0%

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

Illustrative Transaction Flow

From our merchant and network relationships, we derive revenue mostly from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission”

and is recognized as an expense. We also derive revenue from our merchant and network relationships through a variety of program, transaction and fixed fees. Approximately 53.1% and 48.6% of our revenue during 2012 and 2011 was derived from our merchant and network relationships.

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

From our customers and partners, we derive revenue from a variety of program fees including transaction fees, card fees, network fees and report fees. Our programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 46.9% and 51.4% of our revenue during 2012 and 2011 was derived from customer and partner program fees and charges.

Transaction volume and revenue per transaction. Set forth below is revenue per transaction information for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Transactions (in millions)
North America	156.9	152.7	148.6
International[1]	146.9	62.1	41.8

Total transactions[1]	303.8	214.8	190.4

Revenue per transaction
North America	$2.55	$2.28	$1.94
International[1]	2.09	2.75	3.47
Consolidated revenue per transaction[1]	2.33	2.42	2.27

[1]

Calculation of revenue per transaction for our International segment and on a consolidated basis for 2010 excludes the impact of a non-renewed partner contract in Europe, inherited from an acquisition, which we chose not to renew. This non-renewed contract contributed approximately 3.6 million transactions and $0.9 million in revenues, net to our International segment in 2010. This contract had a high number of transactions and very little revenue and if we had included it in the calculation would have reduced International segment revenue per transaction negatively by $0.25 in 2010. We believe that excluding the impact of this contract is a more effective measure for evaluating the revenue performance of our continuing business.

Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates. Revenue per transaction per customer changes as the level of services we provide to a customer increases or decreases, as macroeconomic factors changes and as adjustments are made to merchant and customer rates.

Revenue per transaction in our International segment has historically run higher than the North America segment due primarily to higher margins and higher fuel prices in our international product lines. However, acquisitions in 2011 have significantly impacted revenue per transaction in our International segment, as well as on a consolidated basis. In 2011, we acquired a Mexican business and Allstar in the U.K., which together contributed to the increase in transaction volumes and revenues in our International segment. While the acquired Mexican and U.K. businesses represent good profit margin businesses, they do have lower revenue per transaction products in comparison to our other businesses. The impact of the products offered by our businesses acquired in Mexico and the U.K. were partially offset by the impact of acquisitions completed in 2012. In 2012, we acquired a Russian fuel card business and CTF Technologies, Inc. (CTF), which have higher revenue per transaction products in comparison to our businesses. However, the overall impact of these acquisitions resulted in lower revenue per transaction for our International segment and on a consolidated basis.

From 2011 to 2012, total transactions increased from 214.8 million to 303.8 million, an increase of 89.0 million or 41.4%. We experienced an increase in transactions in our North American and International segments primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011.

From 2010 to 2011, total transactions increased from 190.4 million to 214.8 million, excluding the impact of a non-renewed partner contract in Europe, an increase of 24.4 million or 12.8%. We experienced an increase in transactions in our North American and International segments, excluding the impact of a non-renewed partner contract in Europe, primarily due to organic growth in certain payment programs and the impact of the acquisitions in 2011. This non-renewed partner had a high number of transactions and very little revenue.

Sources of Revenue. Set forth below are our sources of revenue for the years ended December 31, 2012, 2011 and 2010, expressed as a percentage of consolidated revenues:

	Year Ended December 31,
	2012	2011	2010
Revenue from customers and partners	46.9%	51.4%	52.6%
Revenue from merchants and networks	53.1%	48.6%	47.4%

Revenue tied to fuel-price spreads[1]	17.5%	19.1%	21.4%
Revenue influenced by absolute price of fuel[1]	20.7%	23.7%	19.1%
Revenue from program fees, late fees, interest and other	61.8%	57.2%	59.5%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, EBITDA, adjusted net income and diluted adjusted net income per share for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
(in thousands except per share amounts)
Adjusted revenues	$648,961	$468,392
EBITDA	$376,964	$262,505
Adjusted net income	$255,984	$181,662
Adjusted net income per diluted share	$2.99	$2.17

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

•

Depreciation and amortization—Our depreciation and amortization expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

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

volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 21%, 24% and 19% of our consolidated revenue in 2012, 2011 and 2010, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 18%, 19% and 21% of our consolidated revenue in 2012, 2011 and 2010, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

•

Acquisitions—Since 2002, we have completed over 50 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

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

•

Foreign currency changes—Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, Czech koruna, Russian ruble, Canadian dollar, Euro, Brazilian real and Mexican peso relative to the U.S. dollar. Approximately 56%, 67% and 66% of our revenue in 2012, 2011 and 2010, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

•

Expenses—Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

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

In 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a QSPE entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, we consolidated the QSPE and the securitization of accounts receivable related to the QSPE is accounted for as a secured borrowing rather than as a sale. Accordingly, we record accounts receivable and short-term debt related to the securitization facilities as assets and liabilities on the balance sheet. In addition, our statements of income no longer include securitization activities in revenue. Rather, we report provision for bad debts and interest expense associated with the debt securities issued by the QSPE in processing expense and interest expense, net, respectively, on the Consolidated Statements of Income.

As a result of the implementation of this guidance, effective January 1, 2010, we recorded a $218.0 million increase in accounts receivable and a $218.0 million increase in current liabilities. See “Note 2—Summary of significant accounting policies” to our consolidated financial statements included herein for further details.

Acquisitions

During 2012, we acquired three companies the two largest of which are described below; the third acquisition was immaterial. The results of our additional Russian fuel card company and CTF Technologies, Inc. (“CTF”) businesses are included within our International segment, from the date of acquisition.

•

In June 2012, we acquired all of the outstanding stock of a leading Russian fuel card company, which is a Russian leader in fuel card systems, and serves major oil clients and hundreds of independent fuel card issuers. The consideration for the transaction was paid using existing cash and credit facilities. In connection with the transaction, a final payment of $11.3 million is due December 15, 2013. As a result of this acquisition, we have further expanded our presence in the Russian fuel card marketplace.

•

In July 2012, we acquired all of the outstanding stock of CTF, a fuel payment processor in Brazil, for $156 million. The consideration for the transaction was paid with existing cash and credit facilities CTF provides fuel payment processing services for over-the-road fleets, ships, mining equipment, and railroads in Brazil. CTF’s payment platform links together fleet operators, banks, and oil companies. With this acquisition, we have established our presence in the Brazilian fuel processing services marketplace.

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

During 2010, we consummated three acquisitions, which were not material to our results of operations, individually or in the aggregate.

Results of operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following table sets forth selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 (in millions, except percentages).

	Year ended December 31, 2012	% of total revenue	Year ended December 31, 2011	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$400.1	56.6%	$348.8	67.1%	$51.3	14.7%
International	307.4	43.4%	170.8	32.9%	136.6	80.0%

Total revenues, net	707.5	100.0%	519.6	100.0%	187.9	36.2%
Consolidated operating expenses:
Merchant commissions	58.6	8.3%	51.2	9.9%	7.4	14.5%
Processing	115.5	16.3%	84.5	16.3%	31.0	36.7%
Selling	46.4	6.6%	36.6	7.0%	9.8	26.8%
General and administrative	110.1	15.6%	84.8	16.3%	25.3	29.8%
Depreciation and amortization	52.0	7.3%	36.2	7.0%	15.8	43.6%

Operating income	324.9	45.9%	226.3	43.6%	98.6	43.6%

Other expense (income), net	1.1	0.2%	(0.6)	(0.1)%	1.7	NM
Interest expense, net	13.0	1.8%	13.4	2.6%	(0.4)	(3.0)%
Loss on extinguishment of debt	—	0.0%	2.7	0.5%	(2.7)	(100.0)%
Provision for income taxes	94.6	13.4%	63.5	12.2%	31.1	49.0%

Net income	$216.2	30.6%	$147.3	28.3%	$68.9	46.8%

Operating income for segments:
North America	$196.7		$153.7		$43.0	28.0%
International	128.2		72.6		55.6	76.6%

Operating income	$324.9	45.9%	$226.3	43.6%	$98.6	43.6%

Operating margin for segments
North America	49.1%		44.1%		5.0%
International	41.7%		42.5%		(0.8)%

Revenues and revenue per transaction

Our consolidated revenue increased from $519.6 million in 2011 to $707.5 million in 2012, an increase of $187.9 million, or 36.2%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	acquisitions completed during 2012 and the full year impact of acquisitions completed in 2011, which contributed approximately $133 million in revenue in 2012 over the comparable period in 2011.

•

Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our consolidated revenue for 2012 over the comparable period in 2011. The macroeconomic environment was primarily impacted by higher fuel spread margins and slightly higher fuel prices, partially offset by the impact of unfavorable foreign exchanges rates and continued soft economic conditions in the U.K. and Czech Republic. Unfavorable exchange rates resulted in an $8.2 million reduction in revenues in 2012 over the comparable period in 2011.

Consolidated revenue per transaction decreased from $2.42 in 2011 to $2.33 in 2012, a decrease of $0.09 per transaction or 3.7%. This decrease is primarily due to the full year impact in 2012 of acquisitions completed in 2011, as noted above, that have products with lower overall revenue per transaction than our other businesses. Consolidated revenue per transaction was further impacted by the reasons discussed above.

North American segment revenues and revenue per transaction

North American revenue increased from $348.8 million in 2011 to $400.1 million in 2012, an increase of $51.3 million, or 14.7%. The increase in our North American revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•

Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our North American segment revenue for 2012 over the comparable period in 2011, primarily due to the impact of higher fuel spread margins.

North American segment revenue per transaction increased from $2.28 in 2011 to $2.55 in 2012, an increase of $0.27 per transaction or 11.8%. North American segment revenue per transaction was impacted by the reasons discussed above.

International segment revenue

International segment revenue increased from $170.8 million in 2011 to $307.4 million in 2012, an increase of $136.6 million, or 80.0%. The increase in International segment revenue was due primarily to the following:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	acquisitions completed during 2012 and the full year impact of acquisitions completed in 2011, which contributed approximately $133 million in revenue in 2012 over the comparable period in 2011.

•

Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our International segment revenue for 2012 over the comparable period in 2011. The macroeconomic environment was primarily impacted by higher fuel spread margins and slightly higher fuel prices, partially offset by the impact of unfavorable foreign exchanges rates and continued soft economic conditions in the U.K. and Czech Republic. Unfavorable exchange rates resulted in an $8.2 million reduction in revenues in 2012 over the comparable period in 2011.

International segment revenue per transaction decreased from $2.75 in 2011 to $2.09 in 2012, a decrease of $0.66 per transaction or 24.0%. This decrease is primarily due to the impact of acquisitions completed in 2011 that have products with lower overall revenue per transaction than our other businesses. International revenue per transaction was further impacted by the reasons discussed above.

Consolidated operating expenses

Merchant commission Merchant commissions increased from $51.2 million in 2011 to $58.6 million in 2012, an increase of $7.4 million, or 14.5%. This increase was primarily due to the fluctuation in the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions and the impact of higher volume in revenues streams where merchant commissions are paid, partially offset by the favorable impact of foreign exchange rates.

Processing Processing expenses increased from $84.5 million in 2011 to $115.5 million in 2012, an increase of $31.0 million, or 36.7%. During 2012, our processing expenses increased primarily due to acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011, which have a higher rate of processing expenses as a percentage of revenues in comparison to our other businesses, partially offset by the favorable impact of foreign exchange rates.

Selling Selling expenses increased from $36.6 million in 2011 to $46.4 million in 2012, an increase of $9.8 million, or 26.8%. The increase was primarily due to acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011, as well as additional sales and marketing spending in certain markets, partially offset by the favorable impact of foreign exchange rates.

General and administrative General and administrative expense increased from $84.8 million in 2011 to $110.1 million in 2012, an increase of $25.3 million, or 29.8%. The increase was primarily due to acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011, partially offset by the favorable impact of foreign exchange rates.

Depreciation and amortization Depreciation and amortization increased from $36.2 million in 2011 to $52.0 million in 2012, an increase of $15.8 million, or 43.6%. The increase was primarily due to additional amortization and depreciation from acquired intangible assets and fixed assets due to acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011, which resulted in an increase of $14.9 million in 2012 over 2011. This increase was partially offset by the favorable impact of foreign exchange rates.

Operating income and operating margin

Consolidated operating income

Operating income increased from $226.3 million in 2011 to $324.9 million in 2012, an increase of $98.6 million, or 43.6%. Our operating margin was 43.6% and 45.9% for 2011 and 2012, respectively. The increase in operating income and margin from 2011 to 2012 was due primarily to organic growth in the business, the impact of acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011 and the positive effective of the macroeconomic environment, including higher fuel prices, higher fuel spread revenues, partially offset by the impact of unfavorable foreign exchange rates.

Additionally, during 2011 and 2012, we completed the acquisitions of a Mexican business, Allstar, CTF and a Russian fuel card business, which together contributed to the increase in consolidated operating income. However, the Mexican business, Allstar business and CTF each produce lower margin products in comparison to our other businesses and when combined with our other businesses’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North American segment operating income

North American operating income increased from $153.7 million in 2011 to $196.7 million in 2012, an increase of $43.0 million, or 28.0%. North American operating margin was 44.1% and 49.1% for 2011 and 2012, respectively. The increase in operating income from 2011 to 2012 was due primarily to organic growth in the business and the impact of the positive macroeconomic environment, including higher fuel prices and higher fuel spread revenues.

International segment operating income

International operating income increased from $72.6 million in 2011 to $128.2 million in 2012, an increase of $55.6 million, or 76.6%. International operating margin was 42.5% and 41.7% for 2011 and 2012, respectively. The increase in operating income from 2011 to 2012 was due primarily to the impact of acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011, organic growth in the business and the impact of the positive macroeconomic environment, including slightly higher fuel prices and higher fuel spread margins, partially offset by the impact of unfavorable foreign exchange rates. These increases were partially offset by additional amortization related to acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011 and one-time transaction related costs.

The lower operating margin was due to the acquisitions of our Mexican business, Allstar business and CTF, which each produce lower margin products in comparison to our other businesses.

Other expense (income), net

Other expense (income), net increased from income of $0.6 million 2011 to expense of $1.1 million in 2012, an increase of $1.7 million. The increase was due primarily to expenses related to our secondary stock offerings during the first quarter and fourth quarter of 2012, as well as foreign currency exchange gains recognized during 2011.

Interest expense, net

Interest expense, net decreased from $13.4 million in 2011 to $13.0 million in 2012, a decrease of $0.4 million, or 3.0%. The decrease is due primarily to lower average interest rates paid on debt instruments in 2012 over 2011. The reduction in our average interest rates is a result of the refinancing of the 2005 Credit Facility and CCS Facility to a new U.S. Credit Facility in June 2011 that carries a lower interest rate. The reduction in rates is also due to the renewing of our accounts receivable Securitization Facility to a new 364 day term, with a lower interest rate. The average interest rate paid on borrowings on our domestic revolving line of credit, term loans (including the unused credit facility fee) and foreign swing line of credit under our new Credit Facility was 1.99%, 2.00% and 2.03%, respectively, in 2012. The average interest rate paid on borrowings on our domestic line of credit and term loans (including the unused credit facility fee) on our new Credit Facility was 2.54% and 2.05%, respectively, in 2011. The average interest rate on the 2005 Credit Facility was 2.54% in 2011. The average interest rate on the CCS Credit Facility was 2.66% in 2011.

Loss on early extinguishment of debt

Loss on early extinguishment of debt decreased from $2.7 million in 2011 to zero in 2012. This decrease is due to the write-off of $1.7 million and $1.0 million in deferred debt issuance costs associated with the early extinguishment of the 2005 Facility and CCS Credit Facility, respectively, upon retirement of these credit facilities with the proceeds from our new Credit Facility signed on June 22, 2011.

Provision for income taxes

The provision for income taxes increased from $63.5 million in 2011 to $94.6 million in 2012, an increase of $31.1 million, or 49.0%. The increase from 2011 to 2012 was due primarily to an increase in our income before income tax and an increase in our effective tax rate from 30.1% in 2011 to 30.4% in 2012. The increase in our effective tax rate was due primarily to an increase in taxes of $1.9 million during the fourth quarter of 2012 due to the impact of the controlled foreign corporation look-through exclusion expiring for the Company on December 1, 2012. The exclusion was retroactively extended in January 2013. However, on December 31, 2012, the retroactive extension had not been passed. See also “Note 11-Income Taxes” for a reconciliation of the federal statutory rate to the consolidated effective tax rate.

Net income

For the reasons discussed above, our net income increased from $147.3 million in 2011 to $216.2 million in 2012, an increase of $68.9 million, or 46.8%.

Results of operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

The following table sets forth selected consolidated statement of operations data for the years ended December 31, 2011 and 2010 (in millions, except percentages).

	Year ended December 31, 2011	% of total revenue	Year ended December 31, 2010	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$348.8	67.1%	$287.8	66.3%	$61.0	21.2%
International	170.8	32.9%	146.0	33.7%	24.8	17.0%

Total revenues, net	519.6	100.0%	433.8	100.0%	85.8	19.8%
Consolidated operating expenses:
Merchant commissions	51.2	9.9%	49.1	11.3%	2.1	4.3%
Processing	84.5	16.3%	69.7	16.1%	14.8	21.2%
Selling	36.6	7.0%	32.7	7.5%	3.9	11.9%
General and administrative	84.8	16.3%	78.1	18.0%	6.7	8.6%
Depreciation and amortization	36.2	7.0%	33.7	7.8%	2.5	7.4%

Operating income	226.3	43.6%	170.5	39.3%	55.8	32.7%

Other expense (income), net	(0.6)	(0.1)%	(1.3)	(0.3)%	(0.7)	(53.8)%
Interest expense, net	13.4	2.6%	20.5	4.7%	(7.1)	(34.6)%
Loss on extinguishment of debt	2.7	0.5%	—	—	2.7	100.0%
Provision for income taxes	63.5	12.2%	43.4	10.0%	20.1	46.3%

Net income	$147.3	28.3%	$107.9	24.9%	$39.4	36.5%

Operating income for segments:
North America	$153.7		$106.7		$47.0	44.0%
International	72.6		63.8		8.8	13.8%

Operating income	$226.3	43.6%	$170.5	39.3%	$55.8	32.7%

Operating margin for segments
North America	44.1%		37.1%		7.0%
International	42.5%		43.7%		(1.2)%

Revenue

Our consolidated revenue increased from $433.8 million in 2010 to $519.6 million in 2011, an increase of $85.8 million, or 19.8%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	acquisitions completed during 2011, which contributed approximately $12 million in revenue in 2011 over the comparable period in 2010.

•

Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our consolidated revenue in 2011 over the comparable period in 2010. The macroeconomic environment was primarily impacted by higher fuel spread margins, higher fuel prices and favorable foreign exchanges rates. The impact of these positive environmental factors was partially offset by soft economic conditions in the U.K. and Czech Republic. Favorable exchange rates resulted in a $10.8 million increase in revenues in 2011 over the comparable period in 2010.

Our consolidated revenue per transaction increased from $2.27 in 2010 to $2.42 in 2011, excluding the impact of a non-renewed partner contract in Europe, an increase of $0.15 per transaction or 6.6%. Consolidated revenue per transaction was primarily impacted by the reasons discussed above. The impact of these positive factors was partially offset by the impact of acquisitions completed in 2011 that have products with lower overall revenue per transaction than our other businesses.

North American segment revenue

North American revenue increased from $287.8 million in 2010 to $348.8 million in 2011, an increase of $61.0 million, or 21.2%. The increase in our North American revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our North American segment revenue for 2011 over the comparable period in 2010, primarily due to the impact of higher fuel spread margins and higher fuel prices.

North American segment revenue per transaction increased from $1.94 in 2010 to $2.28 in 2011, an increase of $0.34 per transaction or 17.5%. North American segment revenue per transaction was impacted by the reasons discussed above.

International segment revenue

International segment revenue increased from $146.0 million in 2010 to $170.8 million in 2011, an increase of $24.8 million, or 17.0%. The increase in International segment revenue was due primarily to the following:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	acquisitions completed during 2011, which contributed approximately $12 million in revenue in 2011 over the comparable period in 2010.

•

Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our International segment revenue for 2011 over the comparable period in 2010. The macroeconomic environment was primarily impacted by higher fuel prices and favorable foreign exchanges rates. The impact of these positive environmental factors was partially offset by soft economic conditions in the U.K. and Czech Republic. Favorable exchange rates resulted in a $10.8 million increase in revenues in 2011 over the comparable period in 2010.

International segment revenue per transaction decreased from $3.47 in 2010 to $2.75 in 2011, a decrease of $0.72 per transaction or 20.7%. This decrease is primarily due to the impact of acquisitions completed in 2011 that have products with lower overall revenue per transaction than our other businesses.

Consolidated operating expenses

Merchant commission Merchant commissions increased from $49.1 million in 2010 to $51.2 million in 2011, an increase of $2.1 million, or 4.3%. This increase was due primarily to the fluctuation in the margin between the wholesale cost and retail price of fuel.

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

General and administrative General and administrative expense increased from $78.1 million in 2010 to $84.8 million in 2011, an increase of $6.7 million, or 8.6%. The increase was primarily due to additional public company costs during the period, one time transaction related costs, the impact of acquisitions completed during 2011 and the unfavorable impact of foreign exchange rates, partially offset by a decrease in non-cash stock compensation expense related to our stock incentive plans.

Depreciation and amortization Depreciation and amortization increased from $33.7 million in 2010 to $36.2 million in 2011, an increase of $2.5 million, or 7.4%. The increase was primarily attributable to the full year impact of acquisitions completed in 2011 and the full year impact of acquisitions completed in 2010, which resulted in an increase of $2.2 million due to additional amortization and depreciation of acquired intangible and fixed assets.

Operating income and operating margin

Consolidated operating income

Operating income increased from $170.5 million in 2010 to $226.3 million in 2011, an increase of $55.8 million, or 32.7%. Our operating margin was 39.3% and 43.6% for 2010 and 2011, respectively. The increase in operating income from 2010 to 2011 was due primarily to organic growth in the business, the impact of acquisitions completed during 2011, the impact of the positive macroeconomic environment, including higher fuel prices, higher fuel spread revenues and the positive impact of foreign exchange rates. These increases were partially offset by additional amortization expense related to acquisitions completed during 2010 and 2011, public company costs, one-time transaction related costs and additional costs to support the growth in our business.

Additionally, during 2011, we completed the acquisition of our Mexican business and Allstar business, which together contributed to the increase in consolidated operating income. However, the Mexican business and Allstar business each produce lower margin products in comparison to our other businesses and when combined with our other businesses’ operating income, produced a lower margin than would have resulted without the acquisitions.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North American segment operating income

North American operating income increased from $106.7 million in 2010 to $153.7 million in 2011, an increase of $47.0 million, or 44.0%. North American operating margin was 37.1% and 44.1% for 2010 and 2011, respectively. The increase in operating income from 2010 to 2011 was due primarily to organic growth in the business, less stock compensation expense related to our stock incentive plans and the impact of a positive macroeconomic environment, including higher fuel prices and higher fuel spread revenues. These increases were partially offset by additional public company costs incurred in 2011 compared to 2010.

International segment operating income

International operating income increased from $63.8 million in 2010 to $72.6 million in 2011, an increase of $8.8 million, or 13.8%. International operating margin was 43.7% and 42.5% for 2010 and 2011, respectively. The increase in operating income from 2010 to 2011 was due primarily to the impact of acquisitions completed in 2011 and the impact of a positive macroeconomic environment, including higher fuel prices and the positive impact of foreign exchange rates. These increases were partially offset by additional amortization expense related to acquisitions completed during 2010 and 2011, one-time transaction related costs and additional costs to support the growth in our business.

The lower operating margin was due to the acquisitions of our Mexican business and Allstar business, which each produce lower margin products in comparison to our other businesses.

Other expense (income), net

Other expense (income), net decreased from income of $1.3 million 2010 to $0.6 million in 2011, a decrease of $0.7 million, or 53.8%. The decrease was due primarily to lower foreign currency exchange gains recognized during 2011.

Interest expense, net

Interest expense decreased from $20.5 million in 2010 to $13.4 million in 2011, a decrease of $7.1 million, or 34.6%. This decrease was primarily due to the expiration of an interest rate swap agreement, which matured in November 2010, which resulted in additional interest expense of $6.0 million in 2010. The remaining decrease is due to lower average interest rates paid on debt instruments in 2011 over 2010 and lower term debt balances outstanding on our term loan facilities. The reduction in our average interest rates is a result of the refinancing of the 2005 Credit Facility and CCS Facility to a new U.S. Credit Facility in June 2011 that carries a lower interest rate. The average interest rate paid on borrowings on our domestic line of credit and term loans (including the unused credit facility fee) on our new Credit Facility was 2.54% and 2.05%, respectively, in 2011. The average interest rate on the 2005 Credit Facility was 2.54% in 2011 compared to 4.75% (including impact of our interest rate swap) in 2010. The average interest rate on the CCS Credit Facility was 2.66% in 2011 compared to 2.72% in 2010.

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

Provision for income taxes

The provision for income taxes increased from $43.4 million in 2010 to $63.5 million in 2011, an increase of $20.1 million, or 46.3%. The increase from 2010 to 2011 was due primarily to an increase in our income before income tax and an increase in our effective tax rate from 28.7% in 2010 to 30.1% in 2011. The increase in our effective tax rate was due primarily to a one-time favorable reduction in our reserve for uncertain tax positions in 2010, which was not repeated in 2011. See also “Note 11-Income Taxes” for a reconciliation of the federal statutory rate to the consolidated effective tax rate.

Net income

For the reasons discussed above, our net income increased from $107.9 million in 2010 to $147.3 million in 2011, an increase of $39.4 million, or 36.5%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, complete acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At December 31, 2012, our unrestricted cash and cash equivalents balance totaled $283.6 million. Our restricted cash balance at December 31, 2012 totaled $53.7 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits and which may not be deposited outside of the Czech Republic.

At December 31, 2012, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $259.6 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable securitization facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes or for acquisitions. At December 31, 2012, we had the ability to generate approximately $14 million of additional liquidity under our Securitization Facility.

On November 6, 2012, we entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit $250 million. In addition, we increased the accordion feature from $150 million to $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and a $850 million revolving credit facility. The second amendment to the Credit Facility provides $500 million of additional liquidity, which when combined with the availability under the Credit Facility at December 31, 2012, provides us with total liquidity under the Credit Facility of approximately $1.4 billion. We anticipate using the increased facility primarily to help fund future acquisitions, for working capital and other general corporate purposes, including to potentially fund share repurchases from certain of our significant legacy investors. At December 31, 2012, we had approximately $750 million undrawn on our revolving Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
(in millions)	2012	2011	2010
Net cash provided by operating activities	$135.5	$279.6	$139.8
Net cash used in investing activities	(209.6)	(347.2)	(21.2)
Net cash provided by (used) in financing activities	62.0	236.2	(86.5)

Operating activities Net cash provided by operating activities decreased from $279.6 million in to $135.5 million in 2012. The decrease is primarily due to a customer deposit of $46 million and a liability acquired with the Allstar acquisition of $108 million that were each paid in 2012. The remaining fluctuation is due to changes in working capital, as well as additional net income of $68.9 million.

Net cash provided by operating activities increased from $139.8 million in 2010 to $279.6 million in 2011. The increase was primarily due additional net income of $39.4 million and decreases in working capital, driven by changes in current liabilities, accounts receivable and other current assets.

Investing activities Net cash used in investing activities decreased from $347.2 million in 2011 to $209.6 million in 2012. The decrease in cash used in investing activities is attributable to the decrease in cash used for acquisitions in 2012 of $143.3 million, net of cash acquired.

Net cash used in investing activities was $347.2 million in 2011 compared to $21.2 million in 2010. The increase in cash used in investing activities is attributable to the increase in cash used for acquisitions in 2011 of $323.7 million, net of cash acquired.

Financing activities Net cash provided by financing activities decreased from $236.2 million in 2011 to $62.0 million in 2012, a decrease of $174.2 million. The decrease in cash provided by financing activities is primarily due to the repurchase of common stock for $200 million in December 2012, as well as fewer net borrowings on our debt instruments in 2012 over 2011.

Net cash provided by financing activities increased from cash used in financing activities of $86.5 million in 2010 to cash provided by financing activities of $236.2 million in 2011, an increase of $322.7 million. The increase in cash provided by financing activities is attributable primarily to additional net borrowings on our Securitization Facility of $210.0 million in 2011 compared to 2010. Additionally, in June 2011, we entered into a new five-year, $900 million Credit Facility, which provided additional cash from financing activities during 2011 of $110.7 million, net of payments made, over the same period in 2010. Proceeds from this new Credit Facility were used to retire our indebtedness under our 2005 Credit Facility and CCS Credit Facility.

Capital spending summary

Our capital expenditures increased from $13.5 million in 2011 to $19.1 million in 2012, an increase of $5.6 million, or 41.5%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system. We anticipate our capital expenditures to increase to approximately $22 million for 2014 as we continue to enhance our existing processing systems.

Our capital expenditures increased from $11.2 million in 2010 to $13.5 million in 2011, an increase of $2.3 million, or 20.5%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system.

Credit Facility

On June 22, 2011, we, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), entered into a new five-year, $900 million Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of financial institutions (the “Lenders”). On March 13, 2012, we entered into the first Amendment to the Credit Agreement. The Amendment added two U.K. entities as designated borrowers and added a $110 million foreign currency swing line subfacility under the existing revolver, which allows for alternate currency borrowing on the swing line. The Amendment also permits us to provide a cash deposit of up to $50 million in connection with one of our MasterCard programs. On November 6, 2012, we entered into a second amendment to the Credit Agreement to increase our total borrowing capacity from $900 million to $1.4 billion, comprised of an increase to the term loan from $300 million to $550 million and an increase to the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million The interest rates on the amended Credit Agreement did not change. As amended, the Credit Agreement also provides sublimits for letters of credit, swing line loans and multicurrency borrowings. We refer to this facility as the Credit Facility in this report.

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

As of December 31, 2012, we had $525.0 million in outstanding term loans and $100.0 million in borrowings outstanding on the revolving line under the Credit Facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2011, the interest rate on the term loan was 1.80%. At December 31, 2012, the interest rate on the term loan and domestic revolving line of credit was 1.71% and the unused credit facility fee was 0.25%. At December 31, 2012, the interest rate on the foreign swing line of credit was 1.98%.

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

During 2012, we made principal payments of $17.5 million on the term loan and $480.0 million on the domestic revolving line of credit. At December 31, 2012, we had $525.0 million in outstanding term loans, $100.0 million in borrowings outstanding on the domestic revolving line of credit and no borrowings outstanding on the foreign swing line of credit. As of December 31, 2012, we were in compliance with each of the covenants under the new Credit Facility agreement.

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

The stated maturity date for our term loans was April 30, 2013 and the stated maturity date for our revolving loans and letters of credit was April 30, 2012. The term loans were payable in quarterly installments of 0.25% of the initial aggregate principal amount of the loans and are due on the last business day of each March, June, September, and December, with the final principal payment due in April 2013. Principal payments of $270.4 million were made on the term loan during 2011.

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

The stated maturity date for CCS’s term loans was December 21, 2013 with respect to “Facility A” and December 21, 2014 with respect to “Facility B”. The “Facility A” term loan was payable in semiannual payments in June and December of each year, ending in December 2013 and the “Facility B” term loan was payable in one lump sum on December 21, 2014. Principal payments of $59.7 million were made on the CCS Credit Facility in 2011. CCS had the right to prepay the loans without premium or penalty on the last day of an interest period.

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

One of our subsidiaries entered into a Purchase Agreement during June 2012, which includes contingent earn-out payments related to an acquired business of $4.9 million, which is payable in three installments in December 2012, November 2013 and May 2016. At December 31, 2012 remaining outstanding payments totaled $3.9 million. We made a first payment of $1.3 million related to this earn-out in December 2012.

Other debt also includes deferred liabilities (other than taxes) associated with certain of our businesses.

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

Securitization facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended eight times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the Securitization Facility is $500 million.

On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements. The Securitization Facility was amended for a sixth time on September 30, 2011 to permit us to sell receivables to the purchasers and repay purchasers on a non-ratable basis in order to take advantage of the lower cost of capital of certain purchasers. The facility was amended for the seventh time on February 6, 2012 to add a new purchaser. The Securitization Facility was amended for the eighth time on February 4, 2013 to extend the facility termination date to February 3, 2014. There is a program fee equal to the commercial paper rate of 0.24%, plus 0.75% as of December 31, 2012. As of February 3, 2013, the program fee is equal to the commercial paper rate of 0.24%, plus 0.675%. The unused facility fee is payable at a rate of 0.35% per annum as of December 31, 2012. As of February 3, 2013, the unused facility fee is payable at a rate of 0.30% per annum.

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

Through our merchant and network relationships we primarily provide fuel, prepaid cards, vehicle maintenance or lodging services to our customers. We derive revenue from our merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. Our net revenue consists of margin on fuel sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. We recognize revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. We have entered into agreements with major oil companies and petroleum marketers that specify that a transaction is deemed to be captured when we have validated that the transaction has no errors and have accepted and posted the data to our records.

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

We also charge our customers fees to load value onto prepaid fuel and food vouchers and cards. We recognize fee revenue upon providing the activated fuel and food vouchers and prepaid cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of our businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. We have recorded $4.7 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income in 2012.

Our fiscal year ends on December 31. In certain of our U.K. businesses, we record the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2012, 2011 and 2010 all include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.

Accounts receivable

As described above under the heading “Securitization Facility,” we maintain a $500 million revolving trade accounts receivable Securitization Facility. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a evolving basis, to FleetCor Funding LLC, (Funding) a wholly-owned bankruptcy remote subsidiary (Conduit). In turn, Funding sells, without recourse, on a revolving basis, up to $500 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit. Funding maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold to the conduit. Purchases by the conduit are financed with the sale of highly-rated commercial paper. On February 6, 2012, we extended the term of the Securitization Facility to February 4, 2013.

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

Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. Prior to the adoption of new accounting guidance on January 1, 2010, unding retained a residual interest in the eligible receivables transferred, such that amounts payable in respect of such residual interest will be distributed to Funding upon payment in full of all amounts owed by Funding to the financial institutions.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special purpose-entity, which had previously facilitated sale accounting for certain asset transfers, was removed by this guidance. In addition, the guidance also shifts the determination of which enterprise should consolidate a variable interest entity (VIE) to a current control approach, such that an entity that has both the power to make decisions and the right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE. The guidance also requires ongoing assessments related to who should consolidate the VIE. This guidance was effective as of January 1, 2010.

We analyzed the impact of the changes to the accounting guidance and concluded that it would consolidate Funding. We concluded it would consolidate this VIE because we maintain significant decision-making rights, own a variable interest that could be potentially significant to the VIE, and receive all the benefits or is required to absorb all the losses of Funding. Accordingly, effective January 1, 2010, we consolidated Funding. Using the carrying amounts of the assets and liabilities of Funding as prescribed by the accounting guidance and any corresponding elimination of activity between Funding and us resulting from the consolidation on January 1, 2010, we recorded a $218 million increase in total assets, a $218 million increase in total liabilities and non-cash financing activities of $218 million.

Beginning January 1, 2010, our consolidated balance sheet and statement of income no longer reflect activity related to our retained residual interest in eligible accounts receivable sold to Funding, but instead reflect activity related to our securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable, and interest expense. Interest expense and the provision for losses on accounts receivable associated with the securitized accounts receivable are no longer included as a deduction from revenues, net in the consolidated statements of income. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities.

On February 4, 2013, we extended the term of the Securitization Facility to February 3, 2014. We capitalized $0.6 million in deferred financing fees in connection with this extension.

All foreign receivables are owned receivables and are not included in our receivable securitization program. At December 31, 2012 and 2011, there was $298 million and $280 million, respectively, of short-term debt outstanding under our Securitization Facility.

Credit risk and reserve for losses on receivables

We control credit risk by performing periodic credit evaluations of our customers. Payments from customers are generally due within 14 days of billing. We routinely review our accounts receivable balances and make provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.

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

We complete an asset impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. We have performed a qualitative assessment of certain of our reporting units. In this qualitative assessment we individually considered the following items for each reporting unit where we determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.

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

Based on the goodwill asset impairment test on October 1, 2012, we determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

We do not provide deferred taxes for the undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States in accordance with authoritative literature. We include any estimated interest and penalties on tax related matters in income taxes payable and income tax expense.

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

Current guidance clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the relevant authoritative literature, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained.

Business combinations

We have accounted for business combinations under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist in determining fair value. Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in our results of operations beginning from the completion date of the applicable transaction.

These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include additional contingent consideration related to future earn-outs based on the growth of the market. Contingent earn-outs are recorded at fair value at the date of the acquisition, with any changes in fair value recorded in the consolidated statements of income. Acquisition related costs are expensed as incurred.

Stock-based compensation

We account for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by our board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grand date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Prior to July 2012, due to the limited time we had been public, we estimated the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption we considered a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Beginning July 1, 2012, we began utilizing the volatility of the share price of our common stock to estimate the volatility assumption for the Black-Scholes option pricing model. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to our initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of our company or a public offering of our common stock, subject to certain other conditions. The vesting of the shares granted in 2010 and beyond are generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of our stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. For performance-based restricted stock awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Adoption of New Accounting Standards

Fair Value Measurement and Disclosure Requirements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments were effective for and adopted by us on January 1, 2012 and are required to be applied prospectively. Since ASU 2011-04 is a disclosure-only standard, our adoption of this ASU did not affect our results of operations, financial condition, or cash flows.

Other Comprehensive Income Reclassifications

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which supersedes certain pending paragraphs in ASU 2011-05. ASU 2011-12 defers the requirement of ASU 2011-05 requiring entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 was effective for and adopted by us beginning January 1, 2012. Our adoption of this ASU did not affect our results of operations, financial condition, or cash flows.

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

Qualitative Impairment Test for Indefinite-Lived Intangibles

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other,” which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The proposed guidance is similar to ASU 2011-08 for goodwill. Companies would consider relevant events and circumstances that may affect the significant inputs used in determining the fair value of an indefinite-lived intangible asset. A company that concludes that it is more likely than not that the fair value of such an asset exceeds its carrying amount would not need to calculate the fair value of the asset in the current year. However, if a company concludes that it is more likely than not that the asset is impaired, it must calculate the fair value of the asset and compare that value with its carrying amount, as is required by current guidance. ASU 2012-02 would be applied prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this ASU is not expected to affect our results of operations, financial condition, or cash flows.

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.

Contractual obligations

The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2012 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$31.8	$8.2	$10.0	$7.2	$6.4
Credit Facility	625.0	141.9	137.5	345.6	—
Other debt	22.4	20.3	0.5	1.3	0.3
Securitization facility	298.0	298.0	—	—	—

Total	$977.2	$468.4	$148.0	$354.1	$6.7

(a)	Deferred income tax liabilities as of December 31, 2012 were approximately $180.6 million. Refer to Note 11 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs.

Management’s Use of Non-GAAP Financial Measures

We have included in the discussion under the caption “Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share” above certain financial measures that were not prepared in accordance with GAAP. We have also included in the discussion under the caption “Transaction volume and revenue per transaction” above a financial measure that was not prepared in accordance with GAAP Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

Below, we define the non-GAAP financial measures, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

Adjusted revenues

We have defined the non-GAAP measure adjusted revenues as revenues, net less merchant commissions as reflected in our income statement.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Year Ended December 31,
	2012	2011

Revenues, net	$707,534	$519,591
Merchant commissions	58,573	51,199

Total adjusted revenues	$648,961	$468,392

EBITDA

We have defined the non-GAAP measure EBITDA, as net income as reflected in our income statement, adjusted to eliminate (a) interest expense, (b) tax expense, (c) depreciation of long-lived assets, and (d) amortization of intangible assets.

We use EBITDA as a basis to evaluate our operating performance net of the impact of certain non-core items during the period. We believe that EBITDA may be useful to investors to understanding our operating performance on a consistent basis. EBITDA is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Year Ended December 31,
	2012	2011

Net income	$216,199	$147,335
Provision for income taxes	94,591	63,542
Interest expense, net	13,017	13,377
Depreciation and amortization	52,036	36,171
Other expense (income), net	1,121	(589)
Loss on extinguishment of debt	—	2,669

EBITDA	$376,964	$262,505

Adjusted net income and adjusted net income per diluted share

We have defined the non-GAAP measure adjusted net income as net income as reflected in our income statement, adjusted to eliminate (a) non-cash stock based compensation expense related share-based compensation awards, (b) amortization of deferred financing costs and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, and (d) loss on the early extinguishment of debt.

We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our income statement.

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Net income	$216,199	$147,335
Net income per diluted share	$2.52	$1.76

Stock based compensation	19,275	21,743
Amortization of intangible assets	32,376	19,590
Amortization of premium on receivables	3,265	3,266
Amortization of deferred financing costs	2,279	1,864
Loss on extinguishment of debt	—	2,669

Total pre-tax adjustments	57,195	49,132
Income tax impact of pre-tax adjustments at the effective tax rate	(17,410)	(14,805)

Adjusted net income	$255,984	$181,662

Adjusted net income per diluted share	$2.99	$2.17

Diluted shares	85,736	83,654

Revenues, net, excluding the impact of a non-renewed partner contract

We have defined the non-GAAP measure revenues, net, excluding the impact of a non-renewed contract, as revenues, net as reflected in our income statement and segment footnote less the revenues, net provided by the non-renewed partner in the year ended December 31, 2010.

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

Set forth below is a reconciliation of revenues, net, excluding the impact of a non-renewed contract to the most directly comparable GAAP measure, Revenues, net (in thousands) for the year ended December 31, 2010:

2010
North America
Revenues, net	287,794
Excluding non-renewed contract revenues	—

Revenues, net, excluding the impact of a non-renewed contract	$287,794

International
Revenues, net	$146,047
Excluding non-renewed contract revenues	(841)

Revenues, net, excluding the impact of a non-renewed contract	$145,206

Consolidated
Revenues, net	$433,841
Excluding non-renewed contract revenues	(841)

Revenues, net, excluding the impact of a non-renewed contract	$433,000

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 43.4%, 32.9% and 33.7% of total revenue for the years ended December 31, 2012, 2011, and 2010, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2012 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2012 by approximately $12.8 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2011 and 2010 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated pretax income for the years ended December 31, 2011 and 2010 by approximately $7.3 million and $6.4 million, respectively.

Interest rate risk

We are exposed to changes in interest rates on our cash investments and debt. We invest our excess cash either to pay down our Securitization Facility debt or in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Under our new Credit Facility, we have a syndicated $550 million term loan agreement with a syndicate of term loan B investors in the United States, as well as a $850 million revolving credit facility. Interest on amounts outstanding under the Credit Agreement bear interest, at our election, at the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio.

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

Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2012 and 2011, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by $1.3 million in each year. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FleetCor Technologies, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FleetCor Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CTF Technologies, Inc. (Brazilian Fuel Transaction Processor) and a fuel card business in Russia (Russian fuel card business), which are included in the 2012 consolidated financial statements of FleetCor Technologies, Inc. and subsidiaries. The Brazilian Fuel Transaction Processor and Russian Fuel Card Company constituted 3% of total assets and 5% of net assets, respectively, as of December 31, 2012, and 7% of revenues and 6% of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of FleetCor Technologies, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Brazilian Fuel Transaction Processor and Russian fuel card business.

In our opinion, FleetCor Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of FleetCor Technologies, Inc. and subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 1, 2013

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	December 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$283,649	$285,159
Restricted cash	53,674	55,762
Accounts receivable (less allowance for doubtful accounts of $19,463 and $15,315, respectively)	525,441	481,791
Securitized accounts receivable—restricted for securitization investors	298,000	280,000
Prepaid expenses and other current assets	28,126	15,416
Deferred income taxes	6,464	6,140

Total current assets	1,195,354	1,124,268

Property and equipment	93,902	93,380
Less accumulated depreciation and amortization	(48,706)	(60,656)

Net property and equipment	45,196	32,724
Goodwill	926,609	760,736
Other intangibles, net	463,864	385,607
Other assets	90,847	45,834

Total assets	$2,721,870	$2,349,169

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$418,609	$478,882
Accrued expenses	75,812	41,565
Customer deposits	187,627	180,269
Securitization facility	298,000	280,000
Current portion of notes payable and other obligations	162,174	145,836

Total current liabilities	1,142,222	1,126,552

Notes payable and other obligations, less current portion	485,217	278,429
Deferred income taxes	180,609	132,752

Total noncurrent liabilities	665,826	411,181

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized, 116,772,324 shares issued and 81,037,832 shares outstanding at December 31, 2012; and 113,741,883 shares issued and 81,860,213 shares outstanding at December 31, 2011	116	114
Additional paid-in capital	542,018	466,203
Retained earnings	750,697	534,498
Accumulated other comprehensive loss	(3,346)	(13,716)
Less treasury stock (35,734,492 shares at December 31, 2012 and 31,881,670 shares at December 31, 2011)	(375,663)	(175,663)

Total stockholders’ equity	913,822	811,436

Total liabilities and stockholders’ equity	$2,721,870	$2,349,169

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Amounts)

	December 31
	2012	2011	2010
Revenues, net	$707,534	$519,591	$433,841
Expenses:
Merchant commissions	58,573	51,199	49,050
Processing	115,446	84,516	69,687
Selling	46,429	36,606	32,731
General and administrative	110,122	84,765	78,135
Depreciation and amortization	52,036	36,171	33,745

Operating income	324,928	226,334	170,493

Other expense (income), net	1,121	(589)	(1,319)
Interest expense, net	13,017	13,377	20,532
Loss on early extinguishment of debt	—	2,669	—

Total other expense	14,138	15,457	19,213

Income before income taxes	310,790	210,877	151,280
Provision for income taxes	94,591	63,542	43,384

Net income	216,199	147,335	107,896
Calculation of income attributable to common shareholders:
Convertible preferred stock accrued dividends	—	—	(1,488)

Income attributable to common shareholders for basic earnings per share	$216,199	$147,335	$106,408

Earnings per share:
Basic earnings per share	$2.59	$1.83	$3.00

Diluted earnings per share	$2.52	$1.76	$1.34

Weighted average shares outstanding:
Basic weighted average shares outstanding	83,328	80,610	35,434

Diluted weighted average shares outstanding	85,736	83,654	80,751

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	December 31
	2012	2011	2010
Net income	$216,199	$147,335	$107,896
Other comprehensive income (loss):
Fair value of interest rate swaps, net of tax	—	—	3,957
Foreign currency translation adjustment gain (loss), net of tax	10,370	(5,615)	115

Total other comprehensive income (loss)	10,370	(5,615)	4,072

Total comprehensive income	$226,569	$141,720	$111,968

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$330,654	$66	$94,996	$235,726	$(175,220)	$(12,173)	$474,049
Net income	—	—	—	107,896	—	—	107,896
Fair value of interest rate swaps, net of tax of $2,425	—	—	—	—	—	3,957	3,957
Other comprehensive income from currency exchange, net of tax of $3	—	—	—	—	—	115	115

Total comprehensive income							111,968
Payment of dividends on convertible preferred stock	(7,635)	—	—	—	—	—	(7,635)
Conversion of convertible preferred stock to common stock in connection with initial public offering	(323,019)	45	279,433	43,541	—	—	—
Issuance of common stock	—	1	47,562	—	—	—	47,563

Balance at December 31, 2010	—	112	421,991	387,163	(175,220)	(8,101)	625,945
Net income	—	—	—	147,335	—	—	147,335
Other comprehensive income from currency exchange, net of tax of $0	—	—	—	—	—	(5,615)	(5,615)

Total comprehensive income							141,720
Repurchase of common stock	—	—	—	—	(443)	—	(443)
Issuance of common stock	—	2	44,212	—	—	—	44,214

Balance at December 31, 2011	—	114	466,203	534,498	(175,663)	(13,716)	811,436
Net income	—	—	—	216,199	—	—	216,199
Other comprehensive income from currency exchange, net of tax of $0	—	—	—	—	—	10,370	10,370

Total comprehensive income							226,569
Repurchase of common stock	—	—	—	—	(200,000)	—	(200,000)
Issuance of common stock	—	2	75,815	—	—	—	75,817

Balance at December 31, 2012	$—	$116	$542,018	$750,697	$(375,663)	$(3,346)	$913,822

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2012	2011	2010
Operating activities
Net income	$216,199	$147,335	$107,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,116	11,451	11,261
Stock-based compensation	19,275	21,743	26,755
Provision for losses on accounts receivable	21,896	19,226	18,883
Amortization of deferred financing costs	2,279	1,864	2,016
Amortization of intangible assets	32,376	19,590	17,205
Amortization of premium on receivables	3,265	3,266	3,263
Deferred income taxes	(3,337)	(2,920)	(3,952)
Loss on early extinguishment of debt	—	2,669	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	2,088	6,579	5,639
Accounts receivable	(71,102)	(80,024)	(38,960)
Prepaid expenses and other current assets	(6,847)	17,581	(3,506)
Other assets	(46,553)	(1,935)	63
Excess tax benefits related to stock-based compensation	(29,355)	(13,727)	(10,710)
Accounts payable, accrued expenses, and customer deposits	(18,840)	126,927	3,902

Net cash provided by operating activities	135,460	279,625	139,755

Investing activities
Acquisitions, net of cash acquired	(190,447)	(333,763)	(10,022)
Purchases of property and equipment	(19,111)	(13,454)	(11,194)

Net cash used in investing activities	(209,558)	(347,217)	(21,216)

Financing activities
Excess tax benefits related to stock-based compensation	29,355	13,727	10,710
Net proceeds from initial public offering	—	—	9,560
Payment of dividends on convertible preferred stock	—	—	(7,634)
Repurchase of common stock	(200,000)	—	—
Proceeds from issuance of common stock	27,187	8,477	538
Proceeds from (payments on) securitization facility, net	18,000	136,000	(74,000)
Deferred financing costs paid	(3,776)	(7,839)	(1,067)
Principal payments on notes payable	(30,414)	(338,965)	(24,634)
Proceeds from notes payable	250,000	300,000	—
Principal payments on revolver	(480,000)	—	—
Borrowings from revolver	455,000	125,000	—
Borrowings on swing line of credit, net	(1,874)	—	—
Other	(1,490)	(179)	(17)

Net cash provided by (used in) financing activities	61,988	236,221	(86,544)

Effect of foreign currency exchange rates on cash	10,600	1,726	(1,892)

Net (decrease) increase in cash	(1,510)	170,355	30,103
Cash and cash equivalents at beginning of year	285,159	114,804	84,701

Cash and cash equivalents at end of year	$283,649	$285,159	$114,804

Supplemental cash flow information
Cash paid for interest	$14,760	$14,961	$21,409

Cash paid for income taxes	$38,169	$49,205	$45,998

Adoption of new accounting guidance related to asset securitization facility	$—	$—	$218,000

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2012

1. Description of Business

FleetCor Technologies Inc. and its subsidiaries (the Company) is a leading independent global providers of fuel cards and workforce payment products to businesses, commercial fleets, major oil companies, lodging clients, petroleum marketers and government entities in North America, Latin America and Europe. The Company provides payment products and services in a variety of combinations to create customized payment solutions for customers. The Company sells its products and services directly and indirectly through major oil companies and petroleum marketers with whom it has strategic relationships. The Company provides customers with various card products that function like a charge card to purchase fuel, lodging and related products and services at participating locations. The Company’s payment programs enable businesses to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. To support the payment products, the Company also provides a range of services, such as issuing and processing, as well as specialized information services that provide customers with value-added functionality and data. Customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall operating costs. The Company’s reporting segments, North America and International, reflect the Company’s global organization. Within its segments, services are provided to commercial fleets, major oil companies, and petroleum marketers. Additionally, the Company provides a similar fuel product in its international segment to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, that when utilized at the fueling site and by the vehicle, significantly reduces the likelihood of unauthorized and fraudulent transactions and allows fleet owners to monitor and control fuel consumption. The Company also provides lodging and transportation management services in North America and prepaid fuel and food vouchers and cards internationally that may be used as a form of payment in restaurants, grocery stores and gas stations.

2. Summary of Significant Accounting Policies

Revenue Recognition and Presentation

Revenue is derived from the Company’s merchant and network relationships as well as from customers and partners. The Company recognizes revenue on fees generated through services to commercial fleets, major oil companies and petroleum marketers and records revenue net of the wholesale cost of the underlying products and services based on the following: (i) the Company is not the primary obligor in the arrangement and is not responsible for fulfillment and the acceptability of the product; (ii) the Company has no inventory risk, does not bear the risk of product loss and does not make any changes to the product or have any involvement in the product specifications; (iii) the Company does not have significant latitude with respect to establishing the price for the product and (iv) the amount the Company earns for its services is fixed.

Through the Company’s merchant and network relationships the Company primarily provides fuel, vehicle maintenance, prepaid cards or lodging services to its customers. The Company derives its revenue from the Company’s merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. The Company’s net revenue consists of margin on fuel sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price the Company pays to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. The Company recognizes revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company has entered into agreements with major oil companies and petroleum marketers that specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and have accepted and posted the data to the Company’s records.

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

The Company also charges its customers fees to load value onto prepaid fuel and food vouchers and cards. The Company recognizes the fee revenue upon providing the activated fuel and food vouchers and prepaid cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. The Company has recorded $4.7 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income in 2012.

The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2012, 2011 and 2010 all include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.

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

Credit Risk and Reserve for Losses on Receivables

The Company controls credit risk by performing periodic credit evaluations of its customers. Payments from customers are generally due within 14 days of billing. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.

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

Business Combinations

Business combinations completed by the Company have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in the Company’s results of operations beginning from the completion date of the applicable transaction.

These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include additional contingent consideration related to future earn-outs based on the growth of the market. Contingent earn-outs are recorded at fair value at the date of the acquisition, with any changes in fair value recorded in the consolidated statements of income. Acquisition related costs are expensed as incurred.

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

The Company completes an asset impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. The Company has performed a qualitative assessment of certain of its reporting units. In this qualitative assessment, the Company individually considered the following items for each reporting unit where the Company determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.

The Company completed step 1 of the goodwill impairment testing for certain of our reporting units. In this first step, the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

The Company estimated the fair value of its reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The Company discounted the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

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

Based on the goodwill asset impairment test on October 1, 2012, the Company determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Property, Plant and Equipment and Definite-Lived Intangible Assets

Property, plant and equipment are stated at cost and depreciated on the straight-line basis. Definite-lived intangible assets, consisting primarily of customer relationships, are stated at fair value upon acquisition and are amortized on a straight-line basis. Customer and merchant relationship useful lives are estimated using historical customer attrition rates.

The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $10.6 million, $6.5 million and $4.8 million in 2012, 2011 and 2010, respectively. Amortization expense for software totaled $5.7 million, $4.1 million and $3.9 million in 2012, 2011 and 2010, respectively.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. The Company evaluates on a quarterly basis whether it is more likely than not that its deferred tax assets will be realized in the future and concludes whether a valuation allowance must be established.

The Company does not provide deferred taxes for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States in accordance with authoritative literature. The Company includes any estimated interest and penalties on tax related matters in income taxes payable and income tax expense.

Current accounting guidance clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under the relevant authoritative literature, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained.

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

Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. No significant ineffectiveness was recorded on designated hedges in 2010. At December 31, 2010, all previously outstanding interest rate swaps had matured. The Company has not entered into any additional interest rate swaps.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $0.4 million for the year ended December 31, 2012 and foreign exchange gains for the years ended December 31, 2011 and 2010 of $0.6 million and $0.5 million, respectively, which are classified within other income, net in the Consolidated Statements of Income.

Stock-Based Compensation

The Company accounts for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Prior to July 2012, due to the limited time the Company had been public, the Company estimated the volatility of the share price of the Company’s common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption the Company considered a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Beginning July 1, 2012, the Company began utilizing the volatility of the share price of the Company’s common stock to estimate the volatility assumption for the Black-Scholes option pricing model. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to the Company’s initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of the Company or a public offering of the Company’s common stock, subject to certain other conditions. The vesting of the shares granted in 2010 and periods beyond are generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of the Company’s stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. For performance-based restricted stock awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.

Deferred Financing Costs

Costs incurred to obtain financing, net of accumulated amortization, are included in other long-term assets in the Consolidated Balance Sheets, and are amortized over the term of the related debt. In June 2011, the Company wrote-off $1.7 million and $1.0 million in deferred debt issuance costs associated with the extinguishment of the 2005 Facility and CCS Credit Facility, respectively. Additionally, the Company incurred debt issuance costs associated with its new Credit Facility of $7.2 million in June 2011 and $3.0 million in November 2012. At December 31, 2012 and 2011, the Company had net deferred financing costs of $8.1 million and $6.6 million, respectively.

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

Beginning January 1, 2010, the Company’s consolidated balance sheet and statement of income no longer reflects activity related to its retained residual interest in eligible accounts receivable sold to Funding, but instead reflect the activity related to its securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. Interest expense and the provision for losses on accounts receivable associated with the securitized accounts receivable are no longer included as a deduction from revenues, net in the consolidated statements of income. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities.

On February 4, 2013, the Company extended the term of its asset securitization facility to February 3, 2014. The Company capitalized $0.6 million in deferred financing fees in connection with this extension.

The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2012	2011
Gross domestic retained receivables	$96,964	$84,087
Securitized gross accounts receivable	298,000	280,000
Gross foreign receivables	447,940	413,019

Total gross receivables	842,904	777,106
Less allowance for doubtful accounts	(19,463)	(15,315)

Net accounts receivable	$823,441	$761,791

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Allowance for doubtful accounts beginning of year	$15,315	$14,256	$14,764
Add:
Provision for bad debts	21,896	19,226	18,883
Less:
Write-offs	(17,748)	(18,167)	(19,391)

Allowance for doubtful accounts end of year	$19,463	$15,315	$14,256

All foreign receivables are Company owned receivables and are not included in the Company’s receivable securitization program. At December 31, 2012 and 2011, there was $298 million and $280 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

Purchase of Receivables

The Company recorded a premium on the purchase of receivables, which represented the amount paid in excess of the fair value of the receivables at the time of purchase. This premium is included in other long-term assets in the Consolidated Balance Sheets and is being amortized over its remaining useful life. At December 31, 2012 and 2011, the remaining net premium on the purchase of receivables was $19.7 million and $23.0 million, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense were $11.5 million, $8.9 million and $8.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Earnings Per Share

Basic earnings per share is calculated using the weighted average of common stock and non-vested restricted shares outstanding, unadjusted for dilution, and net income is adjusted for preferred stock accrued dividends to arrive at income attributable to common shareholders.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The December 31, 2011 consolidated balance sheet has been recast to reflect adjustments to the provisional opening balance sheet amounts as discussed further in Note 6.

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

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The carrying value of the Company’s cash, accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a quarterly basis.

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. As necessary, the Company generally uses projected cash flows, discounted as appropriate under the relevant guidance, to estimate the fair values of the assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment assessments and as circumstances require.

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

Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments, the carrying value approximates fair value.

Level 3 fair value determinations are derived from the Company’s estimate of recovery based on historical collection trends. There were no Level 3 assets or liabilities which required fair value determinations at December 31, 2012 and 2011.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis and that are subject to the disclosure requirements of the authoritative guidance as of December 31, 2012 and 2011 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Overnight repurchase agreements	$128,269	$—	$128,269	$—
Certificates of deposit	11,849	—	11,849	—

Total	$140,118	$—	$140,118	$—

December 31, 2011
Assets:
Overnight repurchase agreements	$100,077	$—	$100,077	$—
Certificates of deposit	—	—	—	—

Total	$100,077	$—	$100,077	$—

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

On November 26, 2012, the Company entered into a stock repurchase agreement (the “Repurchase Agreement”) with investment funds associated with Summit Partners and Bain Capital (the “Repurchase Stockholders”), related party affiliates, to repurchase up to $200,000,000 of shares of the Company’s common stock directly from the Repurchase Stockholders (the “Share Repurchase”) in a private transaction at a price per share equal to the price paid by the underwriter in the underwritten secondary offering announced on November 26, 2012 by the Company.

The Company repurchased approximately 3.9 million shares of its common stock from the Repurchase Stockholders at $51.91 per share. The repurchase of shares from the Repurchase Stockholders was approved pursuant to the Company’s policy regarding related party transactions. The Company funded the Share Repurchase with borrowings under its credit facilities. The repurchased shares are included with Treasury Stock within the Consolidated Balance Sheets.

5. Share Based Compensation

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to key employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares for the years ended December 31, 2012, 2011 and 2010, respectively. There were 854,266 additional options available for grant under the Plans at December 31, 2012.

The table below summarizes the expense related to share-based payments for the years ended December 31 (in thousands):

	2012	2011	2010
Stock options	$10,341	$9,654	$3,775
Restricted stock	8,934	12,089	22,980

Stock-based compensation	$19,275	$21,743	$26,755

The tax benefits recorded on stock based compensation were $6.8 million, $7.2 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2012:

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$28,429	2.46
Restricted stock	5,218	1.19

Total	$33,647

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

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2009	8,062	$7.45	5,523	$5.15		$70,958
Granted	3,724	22.56			$9.19
Exercised	(143)	5.04				3,697
Forfeited	(729)	11.95
Tendered	(685)	5.63

Outstanding at December 31, 2010	10,229	12.79	5,168	6.06		128,472
Granted	526	30.56			9.72
Exercised	(2,008)	4.51				50,921
Forfeited	(406)	20.96

Outstanding at December 31, 2011	8,341	15.51	4,394	10.13		119,802
Granted	1,223	36.94			10.82
Exercised	(2,925)	9.38				129,488
Forfeited	(74)	20.43

Outstanding at December 31, 2012	6,565	22.17	2,666	14.71		206,636

Vested and expected to vest at December 31, 2012	6,565	$22.17

The following table summarizes information about stock options outstanding at December 31, 2012 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$1.20 – 2.308	11	—	11
5.20	547	—	547
10.00 – 10.07	922	0.15	784
12.00 – 14.00	288	—	288
18.00	84	0.96	56
20.00	360	2.24	112
23.00	2,669	2.35	697
27.37 – 27.83	92	2.82	21
29.11 – 29.90	208	2.10	103
33.49 – 35.78	1,054	3.36	47
39.90 – 40.65	265	3.34	—
47.63	65	3.84	—

	6,565		2,666

The aggregate intrinsic value of options exercisable at December 31, 2012 was $103.8 million. The weighted average remaining contractual term of options exercisable at December 31, 2012 was 6.1 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31 as follows:

	2012	2011	2010
Risk-free interest rate	0.59%	1.47%	1.93%
Dividend yield	—	—	—
Expected volatility	36.49%	37.83%	44.53%
Expected life (in years)	4.00	4.03	4.19

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options.

Prior to July 2012, due to the limited time the Company had been public, the Company estimated the volatility of the share price of the Company’s common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption the Company considered a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Beginning July 1, 2012, the Company began utilizing the volatility of the share price of the Company’s common stock to estimate the volatility assumption for the Black-Scholes option pricing model.

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant.

The weighted-average remaining contractual life for options outstanding was 7.4 and 7.0 years at December 31, 2012 and 2011, respectively.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Prior to the Company’s initial public offering, the vesting of the shares granted in 2010 were contingent on the sale of the Company or a public offering of the

Company’s common stock, subject to certain other conditions. The vesting of the shares granted in 2010 and beyond is generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of the Company’s stock.

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

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	4,015	$4.41
Granted	1,475	22.68
Cancelled	(263)	15.24
Sold/issued	(3,977)	4.40

Outstanding at December 31, 2010	1,250	21.93
Granted	261	31.08
Cancelled	(50)	21.00
Sold/issued	(621)	23.12

Outstanding at December 31, 2011	840	23.15
Granted	131	41.69
Cancelled	(25)	33.49
Sold/issued	(474)	22.05

Outstanding at December 31, 2012	472	$28.98

6. Acquisitions

2012 Acquisitions

During 2012, the Company completed several foreign acquisitions with an aggregate purchase price of $207.4 million, net of cash acquired, which includes deferred payments of $11.3 million and a contingent earn-out payment of 120.6 million rubles ($4.9 million). The Company made a first payment of 40.1 million rubles ($1.3 million) related to this earn-out in December 2012.

Russian Fuel Card Company

On June 15, 2012, the Company acquired all of the outstanding stock of a leading Russian fuel card company. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. In connection with the transaction, a final payment of $11.3 million is due December 15, 2013. This deferred payment is included in current portion of notes payable and other obligations, within the consolidated balance sheet. The acquired company is a Russian leader in fuel card systems and serves major oil clients and hundreds of independent fuel card issuers. Its technology allows issuers to share their retail network, thereby expanding the reach of their networks. Results from the acquired Russian business have been reported in the Company’s International segment since the date of acquisition. The purpose of this acquisition was to further expand the Company’s presence in the Russian fuel card marketplace. This business acquisition was not material to the Company’s consolidated financial statements. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the Russian fuel card company. The goodwill acquired with this business is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary.

CTF Technologies, Inc.

On July 3, 2012, the Company acquired all of the outstanding stock of CTF Technologies, Inc. (“CTF”), a British Columbia organization, for $156 million. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CTF Technologies Do Brasil Ltda and certain of the Company’s other subsidiaries are wholly-owned entities of CTF. The acquisition was carried out pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) and was approved by final order of the Supreme Court of British Columbia. The purpose of the transaction was to establish the Company’s presence in the Brazilian marketplace.

CTF provides fuel payment processing services for over-the-road fleets, ships, mining equipment, and railroads in Brazil. CTF’s payment platform links together fleet operators, banks, and oil companies. CTF earns revenue primarily from a recurring transaction fee paid by the oil companies who purchase services for their fleet customers under multi-year customer contracts. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and CTF. The goodwill acquired with this business is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary.

2012 Totals

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during 2012, net of cash acquired (in thousands):

Trade and other receivables	$13,196
Prepaid expenses and other	6,185
Property and equipment	6,701
Goodwill	165,398
Other intangible assets	109,758
Notes and other liabilities assumed	(42,912)
Deferred tax liabilities	(50,936)

Aggregate purchase prices	$207,390

The purchase price is net of cash and cash equivalents acquired, totaling $1.9 million, and also includes deferred payments of $11.3 million and a contingent earn-out payment of $4.9 million.

Intangible assets allocated in connection with the preliminary purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10 – 20	$77,654
Trade names and trademarks—indefinite	N/A	16,900
Merchant network	10	4,604
Software	3 – 10	9,800
Non-compete	2 – 6	800

		$109,758

At December 31, 2012, approximately $238 million of the Company’s goodwill is deductible for tax purposes. The Company incurred acquisition related costs of $2.5 million in 2012, which are included within general and administrative expenses in the Consolidated Statements of Income. These acquisitions did not materially affect revenues and earnings during 2012.

2011 Acquisitions

During 2011, the Company completed several foreign acquisitions with an aggregate purchase price of $333.8 million, net of cash acquired.

Allstar Business Solutions Limited

On December 13, 2011, the Company acquired all of the outstanding stock of Allstar Business Solutions Limited (Allstar) in the United Kingdom. The purpose of the transaction was to expand the Company’s European commercial fleet card offerings. Results from Allstar have been reported in the Company’s International Segment since the date of acquisition. The total consideration for this acquisition was £200 million, or approximately $312 million, including amounts applied at the closing to the repayment of Allstar’s debt. The consideration for the transaction was paid using FleetCor’s existing cash and credit facilities.

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

	Pro forma statements of income for the year ended December 31 (unaudited) (in thousands except per share data)
	2011	2010
Income statement data:
Revenues, net	$595,864	$505,287
Income before income taxes	223,251	162,153
Net income	156,430	115,496

Earnings per share:
Basic	$1.94	$3.22
Diluted	1.87	1.43

Weighted average shares outstanding:
Basic	80,610	35,434
Diluted	83,654	80,751

The following table summarizes the allocation of the purchase price for Allstar (in thousands):

Trade and other receivables	$253,628
Prepaid expenses and other	139
Property and equipment	601
Goodwill	110,736
Other intangible assets	168,200
Notes and other liabilities assumed	(182,460)
Deferred tax liabilities	(39,614)

Purchase price	$311,830

Intangible assets allocated in connection with the purchase price allocation consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	2011 Acquisitions
Customer relationships	10 – 20	$141,600
Trade names and trademarks—indefinite	N/A	18,400
Merchant network	20	8,200

		$168,200

During 2012, after the December 31, 2011 financial statements were issued, the Company completed a valuation of tangible and intangible assets and in connection with such valuation considered the report of an independent third party. With this valuation, the Company identified additional intangible assets and deferred tax liabilities acquired as of the acquisition date. Based on the Company’s valuation, the Company has estimated the fair values of the customer-related intangible assets, trade names and trademark assets and merchant network assets acquired as part of the acquisition of Allstar are $141.6 million, $18.4 million and $8.2 million, respectively. As a result, the carrying amount of the customer-related intangible assets, trade names and trademark assets and merchant network assets were increased by an aggregate $86.1 million during 2012, due to the identification of this information that existed at the acquisition date. In addition, the Company increased accrued liabilities acquired by $1.3 million and other liabilities acquired of $5.5 million, due to the identification of this information that existed at the acquisition date subsequent to the issuance of the December 31, 2011 financial statements. As a result of these adjustments, we have also recorded a corresponding adjustment to decrease goodwill by $62.8 million, an increase to deferred tax asset of $1.7 million and an increase to deferred tax liabilities of $19.9 million.

The Company has recast the December 31, 2011 consolidated balance sheet to reflect these purchase accounting adjustments. Due to the acquisition of the Allstar business occurring during December 2011, the purchase accounting adjustments recorded during 2012 did not have a significant impact on the consolidated income statement or consolidated statement of cash flows, thus the Company has not recast these statements.

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Allstar. The goodwill acquired with this business is not deductible for tax purposes.

Mexican Prepaid FuelCard and Food Voucher business

In August 2011, the Company acquired all of the stock of Efectivale, a prepaid fuel card and food voucher company in Mexico. The acquired company provides fuel and food card/voucher services to businesses and governmental entities in Mexico and serves over 10,000 businesses, with over 800,000 cardholders and beneficiaries. Purchases are predominately prepaid and revenues are earned both from customers and merchants.

Results from the acquired Mexico business are reported in our International segment since the date of acquisition. This business acquisition was not material to the Company’s consolidated financial statements and accordingly, the Company has not provided pro forma information relating to this acquisition. The goodwill acquired with this business is not deductible for tax purposes.

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

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	2010 Acquisitions
Customer relationships	9 – 20	$11,461
Merchant network	5 – 15	2,041

		$13,502

7. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2011	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2012
Segment
North America	$276,714	$—	$—	$—	$276,714
International	484,022	165,398	35	440	649,895

	$760,736	$165,398	$35	$440	$926,609

	December 31, 2010	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2011
Segment
North America	$275,929	$—	$785	$—	$276,714
International	325,737	162,920	(4,687)	52	484,022

	$601,666	$162,920	$(3,902)	$52	$760,736

Goodwill adjustments in 2012 represent $35,000 related to prior year foreign acquisitions. Goodwill adjustments in 2011 represent earn-outs of $0.8 million and other adjustments of $4.7 million related to prior year foreign acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2012			2011
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$487,718	$(90,920)	$396,798	$404,586	$(61,110)	$343,476
Trade names and trademarks—indefinite lived	N/A	53,926	—	53,926	37,026	—	37,026
Trade names and trademarks—other	3 to 15	3,160	(1,420)	1,740	3,160	(1,200)	1,960
Software	3 to 10	15,330	(5,208)	10,122	5,530	(3,383)	2,147
Non-compete agreements	2 to 6	3,271	(1,993)	1,278	2,471	(1,473)	998

Total other intangibles		$563,405	$(99,541)	$463,864	$452,773	$(67,166)	$385,607

Amortization expense related to intangible assets for the years ended December 31, 2012, 2011 and 2010, was $32.4 million, $19.6 million and$17.2 million, respectively.

The future estimated amortization of intangibles at December 31, 2011 is as follows (in thousands):

2013	$35,336
2014	34,226
2015	33,607
2016	32,762
2017	30,955
Thereafter	243,047

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2012	2011
Computer hardware and software	3 to 7	$65,988	$72,920
Card-reading equipment	5	10,218	6,960
Furniture, fixtures, and vehicles	3 to 6	7,986	5,236
Buildings and improvements	10 to 30	9,710	8,264

Property, plant and equipment, gross		93,902	93,380
Less: accumulated depreciation		(48,706)	(60,656)

Property, plant and equipment, net		$45,196	$32,724

Depreciation expense related to property and equipment for the years ended December 31, 2012, 2011 and 2010 was $14.1 million $11.5 million and $11.3 million, respectively. Depreciation expense includes $5.7 million, $4.1 million and $3.9 million, for capitalized computer software costs for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the Company had unamortized computer software costs of $19.0 million and $13.8 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2012	2011
Accrued bonuses	$6,980	$6,120
Accrued interest	65	77
Accrued taxes	48,792	10,256
Other	19,975	25,112

	$75,812	$41,565

10. Debt

The Company’s debt instruments at December 31 consist primarily of term notes, revolving line of credit and a securitization facility as follows (in thousands):

	2012	2011
Term note payable—domestic(a)	$525,000	$292,500
Revolving line of credit—domestic(a)	100,000	125,000
Other debt(c)	22,391	6,765

Total notes payable and other obligations	647,391	424,265
Securitization facility(b)	298,000	280,000

Total notes payable, credit agreements and securitization facility	$945,391	$704,265

Current portion	$460,174	$425,836
Long-term portion	485,217	278,429

Total notes payable, credit agreements and securitization facility	$945,391	$704,265

(a)	The Company entered into a Credit Agreement on June 22, 2011. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. The Company also revised the option to increase the facility from an additional $150 million to an additional $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility. The interest rates on the amended Credit Agreement did not change. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and a sublimit for multicurrency borrowings in Euros, Sterling and Japanese Yen. Proceeds from this new credit facility were used to retire the Company’s indebtedness under its 2005 Credit Facility and CCS Credit Facility, as described below. Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in June 2016.

Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $17.5 million were made on the term loan during 2012. This facility includes a foreign currency swing line of credit on which the Company borrowed funds during 2012. The Company did not have an outstanding unpaid balance on the foreign currency swing line of credit at December 31, 2012.

(b)	The Company is party to a receivables purchase agreement (Securitization Facility) that was amended and restated for the fourth time as of October 29, 2007 and which has been amended eight times since then to add or remove purchasers, extend the facility termination date and remove all financial covenants. The current purchase limit under the Securitization Facility is $500 million. The Securitization Facility was amended for the eighth time on February 4, 2013 to extend the facility termination date to February 3, 2014. There is a program fee equal to the Commercial Paper Rate of 0.24%, plus 0.75% and 0.24% plus 0.675% as of December 31, 2012 and February 4, 2013, respectively. The unused facility fee is payable at a rate of 0.35% per annum as of December 31, 2012 and 0.30% per annum as of February 4, 2013. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition of a Russian fuel card company, there is a final payment of $11.3 million due on December 15, 2013. The Company also is party to another acquisition agreement that includes contingent earn-out payments of 119.1 million rubles ($3.9 million), which is payable in two installments in November 2013 and May 2016. Other debt also includes deferred liabilities (other than taxes) associated with certain of our businesses.

The Company was in compliance with all financial covenants at December 31, 2012.

The contractual maturities of the Company’s notes payable at December 31, 2012 are as follows (in thousands):

2013	$162,174
2014	55,333
2015	82,660
2016	346,773
2017	159
Thereafter	292

In November 2007, the Company entered into an interest rate swap agreement with a notional value of $175.0 million, which matured in November 2010. The agreement converted a portion of the Company’s variable rate debt exposure to a fixed rate. The Company recorded any differences paid or received on these interest rate agreements as adjustments to interest expense over the life of the agreements. These interest rate agreements have been designated as cash flow hedges and the changes in the fair value of the agreements were recorded to accumulated other comprehensive income. During the year ended December 31, 2010, no gains or losses were recognized on these instruments and there was no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to these agreements resulted in $6.0 million of increase in interest expense for the years ended December 31, 2010. All swaps had matured as of December 31, 2010.

11. Income Taxes

Income before the provision for income taxes is attributable to the following jurisdictions (in thousands) for years ended December 31:

	2012	2011	2010
United States	$186,301	$144,928	$92,979
Foreign	124,489	65,949	58,301

Total	$310,790	$210,877	$151,280

The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$62,886	$45,817	$31,337
State	4,551	2,578	2,545
Foreign	29,551	17,375	13,496

Total current	96,988	65,770	47,378
Deferred:
Federal	2,295	1,538	(1,308)
State	417	132	(93)
Foreign	(5,109)	(3,898)	(2,593)

Total deferred	(2,397)	(2,228)	(3,994)

Total provision	$94,591	$63,542	$43,384

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the years ended December 31 due to the following (in thousands):

	2012		2011		2010
Computed “expected” tax expense	$108,777	35.00%	$73,807	35.00%	$52,948	35.00%
Changes resulting from:
Foreign income tax differential	(11,695)	(3.76)	(8,333)	(3.95)	(7,074)	(4.68)
State taxes net of federal benefits	3,858	1.24	1,923	0.91	1,279	0.85
Foreign-sourced nontaxable income	(8,840)	(2.84)	(4,423)	(2.10)	(3,873)	(2.56)
Other	2,491	0.76	568	0.27	104	0.07

Provision for income taxes	$94,591	30.40%	$63,542	30.13%	$43,384	28.68%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$4,028	$3,251
Accrued expenses not currently deductible for tax	2,257	2,995
Stock based compensation	8,226	8,289
Foreign tax credit	177	177
Net operating loss carry forwards	4,291	3,168
Fixed assets	580	—
Other	643	363

Deferred tax assets before valuation allowance	20,202	18,243
Valuation allowance	(1,382)	(1,709)

Deferred tax assets, net	18,820	16,534

Deferred tax liabilities:
Property and equipment, principally due to differences between book and tax depreciation	—	(4,020)
Intangibles—including goodwill	(165,270)	(139,126)
Basis difference in investment in foreign subsidiaries	(26,926)	—
Other	(769)	—

Deferred tax liabilities	(192,965)	(143,146)

Net deferred tax liabilities	$(174,145)	$(126,612)

The Company’s deferred tax balances are classified in its balance sheets based on net current items and net non-current items as of December 31 as follows (in thousands):

	2012	2011
Current deferred tax assets and liabilities:
Current deferred tax assets	$6,464	$6,140
Long term deferred tax assets and liabilities:
Long term deferred tax assets	12,357	10,394
Long term deferred tax liabilities	(192,966)	(143,146)

Net long term deferred tax liabilities	(180,609)	(132,752)

Net deferred tax liabilities	$(174,145)	$(126,612)

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of certain stock options. To the extent realized tax deductions for options exceed the amount previously recognized as deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $29.4 million, $13.7 million and $10.7 million in the years ended 2012, 2011 and 2010, respectively.

At December 31, 2012, U.S. taxes were not provided on earnings of the Company’s foreign subsidiaries. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. If in the future these earnings are repatriated to the U.S, or if the Company determines that the earnings will be remitted in the foreseeable future, an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned. Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $388.3 million, $263.8 million and $197.9 million at December 31, 2012, 2011 and 2010, respectively. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The valuation allowance for deferred tax assets at December 31, 2012 and 2011 was $1.4 million and $1.7 million, respectively. The valuation allowance relates to foreign and state net operating loss carry forwards and foreign tax credit carry forwards. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was a decrease of $0.3 million and $0.1 million, respectively.

As of December 31, 2012, the Company had aggregate net operating loss carry forwards for state income tax purposes of $33.6 million that are available to offset future state taxable income through 2023. Additionally, the Company had $9.6 million of net operating loss carry forwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carry forwards will not expire in future years.

The Company recognizes interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which the Company believes it will ultimately prevail) within the provision for income taxes on continuing operations in the consolidated financial statements. This policy is a continuation of the Company’s policy prior to adoption of the guidance regarding uncertain tax positions. During 2012, 2011 and 2010, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $1.5 million, $0.9 million and $0.5 million, respectively.

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2009	3,601
Additions based on tax provisions related to the current year	549
Deductions based on settlement/expiration of prior year tax positions	(680)

Unrecognized tax benefits at December 31, 2010	3,912
Additions based on tax provisions related to the current year	524
Additions based on tax provisions related to the prior year	1,010
Deductions based on settlement/expiration of prior year tax positions	(452)

Unrecognized tax benefits at December 31, 2011	$4,994
Additions based on tax provisions related to the current year	1,870
Additions based on tax provisions related to the prior year	716
Deductions based on settlement/expiration of prior year tax positions	(503)

Unrecognized tax benefits at December 31, 2012	$7,077

As of December 31, 2012 the Company had total unrecognized tax benefits of $7.1 million of which $6.3 million, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.

12. Leases

The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2013	$8,173
2014	5,231
2015	4,790
2016	3,597
2017	3,636
Thereafter	6,326

Rent expense for noncancelable operating leases approximated $8.5 million, $6.2 million and $5.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.

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

The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data):

	2012	2011	2010
Numerator for basic earnings per share:
Net income	$216,199	$147,335	$107,896
Convertible preferred stock accrued dividends	—	—	(1,488)

Earnings attributable to common shareholders for basic earnings per share	$216,199	$147,335	$106,408

Numerator for diluted earnings per share:
Income attributable to common shareholders for basic earnings per share	$216,199	$147,335	$106,408
Effect of convertible preferred stock	—	—	1,488

Net earnings for diluted earnings per share	$216,199	$147,335	$107,896

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	82,553	79,477	33,704
Share-based payment awards classified as participating securities	775	1,133	1,730

Denominator for basic earnings per share	83,328	80,610	35,434
Dilutive securities	2,408	3,044	3,055
Convertible preferred stock	—	—	42,262

Denominator for diluted earnings per share	85,736	83,654	80,751

Basic earnings per share	$2.59	$1.83	$3.00
Diluted earnings per share	2.52	1.76	1.34

The calculation of diluted earnings per share for the years ended December 31, 2011 and 2010 excludes the effect of 0.4 million and 1.3 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for the year ended December 31, 2012.

15. Segments

The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. The Company’s reportable segments represent components of the business for which separate financial information is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company operates in two reportable segments, North America and International. The Company has identified these segments due to commonality of the products in each of their business lines having similar economic characteristics, services, customers and processes. There were no significant intersegment sales. Certain operating segments are aggregated.

The results from the Company’s Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011, Allstar business acquired during the fourth quarter of 2011, a Russian fuel card business acquired during the second quarter of 2012 and CTF Technologies, Inc. acquired during the third quarter of 2012 are reported in our International segment.

The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2012	2011	2010
Revenues, net:
North America	$400,164	$348,784	$287,794
International	307,370	170,807	146,047

	$707,534	$519,591	$433,841

Operating income:
North America	$196,677	$153,687	$106,745
International	128,251	72,647	63,748

	$324,928	$226,334	$170,493

Depreciation and amortization:
North America	$20,289	$19,845	$20,220
International	31,747	16,326	13,525

	$52,036	$36,171	$33,745

Capital expenditures:
North America	$7,735	$6,840	$6,891
International	11,376	6,614	4,303

	$19,111	$13,454	$11,194

	2012	2011	2010
Long-lived assets (excluding goodwill):
North America	$152,516	$113,030	$113,192
International	447,391	351,135	150,277

	$599,907	$464,165	$263,469

The Company attributes revenues, net from external customers to individual countries based upon the country in which the related services were rendered. The table below presents certain financial information related to the Company’s significant foreign operations as of and for the years ended December 31 (in thousands):

	2012		2011	2010
Revenues, net:
United States (country of domicile)	$399,573		$348,065	$286,922
United Kingdom	153,305		80,778	77,349
Czech Republic	N/A	[1]	54,542	52,871

	2012		2011
Long-lived assets (excluding goodwill):
United States (country of domicile)	$152,175		$112,630
United Kingdom	225,050		230,580
Brazil	81,934		N/A
Czech Republic	N/A	[1]	47,081

[1]

In 2012 and at December 31, 2012, revenues, net and long-lived assets, respectively, in the Czech Republic were less than 10% of the Company’s consolidated total revenues, net and consolidated long-lived assets (excluding goodwill).

No single customer represented more than 10% of the Company’s consolidated revenue in 2012. In 2011 and 2010, a major-oil partner, accounted for approximately 11% of the Company’s consolidated revenues, net. The revenues from this significant customer are presented within the Company’s North American segment. Agreements with the major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from less than one year up to ten years.

16. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2012	First	Second	Third	Fourth
Revenues, net	$146,165	$171,820	$186,932	$202,617
Operating income	64,475	81,448	85,834	93,171
Net income	42,079	54,401	59,648	60,071

Earnings per share:
Basic earnings per share	$0.51	$0.65	$0.71	$0.72
Diluted earnings per share	0.49	0.63	0.69	0.70

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,565	83,294	84,002	83,378
Diluted weighted average shares outstanding	85,164	85,737	86,224	85,750

Fiscal Quarters Year Ended December 31, 2011	First	Second	Third	Fourth
Revenues, net	$111,005	$134,213	$134,213	$140,160
Operating income	50,487	59,892	61,723	54,232
Net income	32,335	36,715	40,514	37,771

Earnings per share:
Basic earnings per share	$0.40	$0.46	$0.50	$0.46
Diluted earnings per share	0.39	0.44	0.48	0.45

Weighted average shares outstanding:
Basic weighted average shares outstanding	79,937	80,151	80,819	81,512
Diluted weighted average shares outstanding	83,378	83,548	83,649	84,035

The sum of the quarterly earnings per common share amounts for 2012 and 2011 do not equal the earnings per common share for the years ended December 31, 2012 and 2011 due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2012, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

In connection with management’s evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 the internal controls relating to two subsidiaries that we acquired during the year ended December 31, 2012 and for which financial results are included in our consolidated financial statements. On July 3, 2012, we acquired all of the stock of CTF Technologies, Inc. (Brazilian Fuel Transaction Processor). On June 15, 2012, we acquired all of the stock of a leading Russian fuel card company (Russian Fuel Card Company). The Brazilian Fuel Transaction Processor and Russian Fuel Card Company constituted 3% of total assets and 5% of net assets, respectively, as of December 31, 2012, and 7% of revenues and 6% of net income, respectively, for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

Exhibit no.

2.1	Stock Purchase Agreement, dated as of April 1, 2009, among FleetCor Technologies Operating Company, LLC, CLC Group, Inc., and the entities and individuals identified on the signature pages thereto (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

2.2	Share Purchase Agreement among Arval UK Group Limited, FleetCor UK Acquisition Limited and FleetCor Technologies, Inc. (incorporated by reference to exhibit No. 2.1 to the registrant’s form 8-K, filed on December 13, 2011)

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit No. 3.1 to the registrant’s form 10-K, filed on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit No. 3.2 to the registrant’s form 10-K, filed on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit No. 4.1 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010)

10.1*	Form of Indemnity Agreement entered into between FleetCor and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010)

10.2*	FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

Exhibit no.

10.3*	First Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.4*	Second Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.5*	Third Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.6*	Fourth Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.7*	Form of Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.8*	Form of Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.9*	Form of Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.10*	Form of FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.11*	FleetCor Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.12*	Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.13*	Offer Letter, dated September 20, 2002, between FleetCor Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.14*	Offer Letter, dated March 17, 2009, between FleetCor Technologies, Inc. and Todd W. House (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.15*	Service Agreement, dated July 9, 2007, between FleetCor Technologies, Inc. and Andrew R. Blazye (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

Exhibit no.

10.16	Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FleetCor Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.17	First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, filed on March 25, 2011)

10.18	Credit Agreement, dated June 29, 2005, among FleetCor Technologies Operating Company, LLC, as Borrower, FleetCor Technologies, Inc., as Parent, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, PNC Bank, National Association, as Syndication Agent, the other lenders party thereto, and J.P. Morgan Securities Inc. and PNC Capital Markets, Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.19	Fourth Amended and Restated Receivables Purchase Agreement, dated October 29, 2007, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.20	First Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated July 8, 2008, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.21	Assignment, Assumption Agreement and Second Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated November 10, 2008, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, Market Street Funding LLC, as conduit purchaser assignor and as related committed purchaser assignor, Atlantic Asset Securitization LLC, as a conduit purchaser and assignee, Calyon New York Branch, as a related committed purchaser assignee and the purchaser agent for the Atlantic Purchaser Group, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as purchaser agent for the Market Street Purchaser Group and Administrator (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.22	Third Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 25, 2010, among FleetCor Funding LLC, as Seller, FleetCor Technologies Operating Company, LLC, as Servicer, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.23	Fourth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 24, 2011, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator, (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K, filed on March 1, 2011).

Exhibit no.

10.24	Purchase and Sale Agreement, dated December 20, 2004, among various entities listed on Schedule I thereto, as originators, and FleetCor Funding LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.25	First Amendment to Purchase and Sale Agreement, dated February 3, 2005, among FleetCor Funding LLC and each originator party thereto (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.26	Second Amendment to Purchase and Sale Agreement, dated March 28, 2005, among FleetCor Funding LLC and each originator party thereto (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.27	Third Amendment to Purchase and Sale Agreement, dated August 1, 2005, among FleetCor Funding LLC and each remaining originator listed on Schedule I thereto (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.28	Fourth Amendment to Purchase and Sale Agreement, dated October 29, 2007, among FleetCor Funding LLC and each originator listed on the signature pages thereto (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.29	Fifth Amendment to Purchase and Sale Agreement, dated July 8, 2008, among FleetCor Funding LLC and each originator listed on the signature pages thereto (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.30	Performance Guaranty, dated December 20, 2004, among FleetCor Technologies, Inc. and FleetCor Technologies Operating Company, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.31	First Amendment to Performance Guaranty, dated March 19, 2010, among FleetCor Technologies, Inc., FleetCor Technologies Operating Company, LLC, PNC Bank, National Association and Credit Agricole Corporate and Investment Bank New York Branch (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.32	Second Amendment to Performance Guaranty, dated February 24, 2011, among FleetCor Technologies, Inc., FleetCor Technologies Operating Company, LLC, PNC Bank, National Association, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K, filed on March 1, 2011).

10.33	Credit Facilities Agreement, dated December 7, 2006, among FENIKA, s.r.o., CCS Ceská spolecnost pro platební karty a.s. and Bank Austria Creditanstalt AG, as Arranger (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.34	First Amendment to Credit Facilities Agreement, dated March 25, 2008, among CCS Ceská spolecnost pro platební karty s.r.o., as Borrower, FleetCor Luxembourg Holding 3 S.à r.l., as Guarantor, Bank Austri Creditanstalt AG, as Facility Agent, and Unicredit Bank Czech Republic, A.S., as lender (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

Exhibit no.

10.35	Payment Undertaking dated December 7, 2006, among FleetCor Technologies, Inc., CCS Ceská spolecnost pro platební karty a.s., Bank Austria Creditanstalt AG, as Arranger, Original Lender and Facility Agent, and HVB Bank Czech Republic a.s., as Security Agent (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010).

10.36	Form of Indemnity Agreement to be entered into between FleetCor and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010).

10.37	Form of Director Restricted Stock Grant Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.38*	Form of Employee Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.39*	Form of Employee Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.40*	Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.41	Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.42*	Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FleetCor Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.43	Pledge Agreement, dated as of June 22, 2011, by and among FleetCor Technologies, Inc., FleetCor Technologies Operating Company, LLC, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to exhibit No. 10.2 to the registrant’s form 8-K, filed on June 24, 2011)

10.44	Fifth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 22, 2011, by and among FleetCor Funding LLC., PNC Bank, National Association and the other parties thereto (incorporated by reference to exhibit No. 10.3 to the registrant’s form 8-K, filed on June 24, 2011)

10.45	Second Amendment to Performance Guaranty, dated as of June 22, 2011, by and among FleetCor Technologies, Inc., PNC Bank, National Association and the other parties thereto (incorporated by reference to exhibit No. 10.4 to the registrant’s form 8-K, filed on June 24, 2011)

Exhibit no.

10.46	Sixth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated September 30, 2011, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 6, 2011)

10.47	Seventh Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 6, 2012, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to exhibit No. 10.1 to the registrant’s form 8-K, filed on February 6, 2012)

10.48	Credit Agreement, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto (incorporated by reference to exhibit No. 10.1 to the registrant’s form 8-K, filed on June 24, 2011)

10.49	Arrangement Agreement Among FleetCor Luxembourg Holdings2 S.À.R.L, FleetCor Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012)

10.50	Second Amendment to the Credit Agreement, dated November 6, 2012, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 8, 2012)

10.51	Repurchase Agreement, dated November 26, 2012, among the Company and the Repurchase Stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 27, 2012)

10.52	Eighth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 4, 2013, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 5, 2013)

11.1	Statement of Computation of Share Earnings (See Note 15)

21.1	List of subsidiaries of FleetCor Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Identifies management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 1, 2013.

FleetCor Technologies, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 1, 2013.

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