Form 10-Q
period 2013-03-31
FLEETCOR TECHNOLOGIES INC
filed 2013-05-10
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.001 par value	81,403,795

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three Month Period Ended March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,613	$283,649
Restricted cash	49,347	53,674
Accounts receivable (less allowance for doubtful accounts of $19,576 and $19,463, respectively)	626,464	525,441
Securitized accounts receivable—restricted for securitization investors	385,000	298,000
Prepaid expenses and other current assets	24,932	28,126
Deferred income taxes	7,710	6,464

Total current assets	1,318,066	1,195,354

Property and equipment	97,104	93,902
Less accumulated depreciation and amortization	(51,212)	(48,706)

Net property and equipment	45,892	45,196
Goodwill	973,335	926,609
Other intangibles, net	502,103	463,864
Other assets	50,988	90,847

Total assets	$2,890,384	$2,721,870

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$501,036	$418,609
Accrued expenses	61,383	75,812
Customer deposits	170,035	187,627
Securitization facility	385,000	298,000
Current portion of notes payable and other obligations	122,375	162,174

Total current liabilities	1,239,829	1,142,222

Notes payable and other obligations, less current portion	491,988	485,217
Deferred income taxes	175,554	180,609

Total noncurrent liabilities	667,542	665,826

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 117,080,997 shares issued and 81,346,505 shares outstanding at March 31, 2013; and 475,000,000 shares authorized, 116,772,324 shares issued and 81,037,832 shares outstanding at December 31, 2012	116	116
Additional paid-in capital	557,279	542,018
Retained earnings	815,359	750,697
Accumulated other comprehensive loss	(14,078)	(3,346)
Less treasury stock (35,734,492 shares at March 31, 2013 and December 31, 2012)	(375,663)	(375,663)

Total stockholders’ equity	983,013	913,822

Total liabilities and stockholders’ equity	$2,890,384	$2,721,870

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended March 31,
	2013	2012
Revenues, net	$193,651	$146,165
Expenses:
Merchant commissions	13,861	10,393
Processing	29,943	25,579
Selling	11,704	10,175
General and administrative	29,261	23,823
Depreciation and amortization	14,629	11,720

Operating income	94,253	64,475

Other expense, net	292	588
Interest expense, net	3,448	3,563

Total other expense	3,740	4,151

Income before taxes	90,513	60,324
Provision for taxes	25,851	18,245

Net income	$64,662	$42,079

Earnings per share:
Basic earnings per share	$0.80	$0.51

Diluted earnings per share	$0.77	$0.49

Weighted average shares outstanding:
Basic weighted average shares outstanding	81,222	82,565

Diluted weighted average shares outstanding	83,960	85,164

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$64,662	$42,079
Other comprehensive income:
Foreign currency translation adjustment (loss) gain, net of tax of $0 at each date	(10,732)	9,072

Total other comprehensive income	(10,732)	9,072

Total comprehensive income	$53,930	$51,151

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended March 31,
	2013	2012
Operating activities
Net income	$64,662	$42,079
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,031	3,119
Stock-based compensation	4,162	3,834
Provision for losses on accounts receivable	4,460	4,957
Amortization of deferred financing costs	760	510
Amortization of intangible assets	9,022	7,276
Amortization of premium on receivables	816	816
Deferred income taxes	(1,012)	(17)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	4,327	(1,447)
Accounts receivable	(192,483)	(183,976)
Prepaid expenses and other current assets	3,194	(1,889)
Other assets	40,113	(37,821)
Excess tax benefits related to stock-based compensation	(5,843)	(8,883)
Accounts payable, accrued expenses and customer deposits	50,101	57,508

Net cash used in operating activities	(13,690)	(113,934)

Investing activities
Acquisitions, net of cash acquired	(94,773)	(10)
Purchases of property and equipment	(4,762)	(3,563)

Net cash used in investing activities	(99,535)	(3,573)

Financing activities
Excess tax benefits related to stock-based compensation	5,843	8,883
Proceeds from issuance of common stock	5,256	7,737
Borrowings on securitization facility, net	87,000	61,000
Deferred financing costs paid	(1,830)	(681)
Principal payments on notes payable	(7,500)	(3,750)
Payments on revolver	(25,000)	(110,000)
Borrowings from revolver	—	85,000
Borrowings from swing line of credit, net	—	63,960
Other	(178)	—

Net cash provided by financing activities	63,591	112,149

Effect of foreign currency exchange rates on cash	(9,402)	7,318

Net (decrease) increase in cash and cash equivalents	(59,036)	1,960
Cash and cash equivalents, beginning of period	283,649	285,159

Cash and cash equivalents, end of period	$224,613	$287,119

Supplemental cash flow information
Cash paid for interest	$3,863	$4,028

Cash paid for income taxes	$38,426	$6,004

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2013

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $145,000 and $175,000 for the three months ended March 31, 2013 and March 31, 2012, respectively, which are classified within other expense, net in the Unaudited Consolidated Statements of Income.

Adoption of New Accounting Standards

Qualitative Impairment Test for Indefinite-Lived Intangibles

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other,” which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. The proposed guidance is similar to ASU 2011-08 for goodwill. Companies would consider relevant events and circumstances that may affect the significant inputs used in determining the fair value of an indefinite-lived intangible asset. A company that concludes that it is more likely than not that the fair value of such an asset exceeds its carrying amount would not need to calculate the fair value of the asset in the current year. However, if a company concludes that it is more likely than not that the asset is impaired; it must calculate the fair value of the asset and compare that value with its carrying amount, as is required by current guidance. ASU 2012-02 will be applied prospectively for annual and interim impairment tests performed. ASU 2012-02 was effective for and adopted by the Company beginning January 1, 2013. The Company’s adoption of this ASU did not affect the Company’s results of operations, financial condition, or cash flows.

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for and adopted by the Company beginning January 1, 2013. The Company has not reclassified any items out of AOCI to the income statement during the three months ended March 31, 2013.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued FASB ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning October 2013. In January 2013, the FASB issued Accounting Standards Update 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. As we are not party to any derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and lending transactions we do not expect the adoption of these standards will have a material impact on the presentation of or disclosures within our financial statements.

Pending Adoption of Recently Issued Accounting Standards

Foreign Currency

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated) or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This ASU is effective for the Company for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The Company’s adoption of this ASU is not expected to affect the Company’s results of operations, financial condition, or cash flows unless transactions within the scope of the ASU occur.

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

The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Gross domestic accounts receivable	$137,517	$96,964
Gross domestic securitized accounts receivable	385,000	298,000
Gross foreign receivables	508,523	447,940

Total gross receivables	1,031,040	842,904
Less allowance for doubtful accounts	(19,576)	(19,463)

Net accounts and securitized accounts receivable	$1,011,464	$823,441

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At March 31, 2013 and December 31, 2012, there was $385 million and $298 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for three months ended March 31 is as follows (in thousands):

	2013	2012
Allowance for doubtful accounts beginning of period	$19,463	$15,315
Add:
Provision for bad debts	4,460	4,957
Less:
Write-offs	(4,347)	(2,530)

Allowance for doubtful accounts end of period	$19,576	$17,742

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

Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments (less than 90 days), the carrying value approximates fair value.

Level 3 fair value determinations are derived from the Company’s estimate of recovery based on historical collection trends. There were no Level 3 assets or liabilities which required fair value determinations at March 31, 2013 and December 31, 2012.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis and that are subject to the disclosure requirements as of March 31, 2013 and December 31, 2012 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Overnight repurchase agreements	$129,784	$—	$129,784	$—

Total	$129,784	$—	$129,784	$—

December 31, 2012
Assets:
Overnight repurchase agreements	$128,629	$—	$128,629	$—
Certificates of deposit	11,849	—	11,849	—

Total	$140,118	$—	$140,118	$—

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of March 31, 2013 and December 31, 2012. There were 783,266 additional shares remaining available for grant under the Plans at March 31, 2013.

The table below summarizes the expense recognized related to share-based payments recognized for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$2,871	$2,277
Restricted stock	1,291	1,557

Stock-based compensation	$4,162	$3,834

The tax benefits recorded on stock based compensation were $1.3 million and $1.2 million for the three month periods ended March 31, 2013 and 2012, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2013 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$26,535	2.25
Restricted stock	6,213	1.19

Total	$32,748

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the three month period ended March 31, 2013 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,565	$22.17	2,666	$14.71		$206,636
Granted	60	58.02			$16.29
Exercised	(298)	18.20				17,404

Outstanding at March 31, 2013	6,327	$22.70	2,476	$14.42		$341,471

Expected to vest as of March 31, 2013	6,327	$22.70

The aggregate intrinsic value of stock options exercisable at March 31, 2013 was $154.1 million. The weighted average contractual term of options exercisable at March 31, 2013 was 5.9 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the three months ended March 31, 2013, with the following weighted-average assumptions for grants during the period.

Risk-free interest rate	0.57%
Dividend yield	—
Expected volatility	34.84%
Expected life (in years)	4.0

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

The weighted-average remaining contractual life for options outstanding was 7.3 and 7.4 years at March 31, 2013 and December 31, 2012, respectively.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of the restricted stock and restricted stock units granted is generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to four years.

The fair value of restricted stock granted based on market conditions was estimated using the Monte Carlo option pricing model at the grant date. The risk-free interest rate and volatility assumptions for restricted stock shares granted with market conditions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. No such awards were granted during the three months ended March 31, 2013.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2013 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	472	$28.98
Granted	36	58.02
Vested	(21)	30.02
Cancelled	(25)	29.99

Unvested at March 31, 2013	462	$33.39

5. Acquisition

2013 Acquisitions

During the three months ended March 31, 2013, the Company completed foreign acquisitions with an aggregate purchase price of $94.8 million.

Fleet Card

On March 25, 2013, the Company acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. GE Capital’s “Fleet Card” is a multi-branded fuel card product with acceptance in over 6,000 fuel outlets and over 7,000 automotive service and repair centers across Australia. Through this transaction, the Company acquired the Fleet Card product, brand, acceptance network contracts, supplier contracts, and approximately one-third of the customer relationships with regards to fuel cards. The remaining customer relationships will be retained by Custom Fleet, and are comprised of companies which have commercial relationships with Custom Fleet beyond fueling, such as fleet management and leasing. The purpose of this acquisition was to establish the Company’s presence in the Australian marketplace. This business acquisition was not material to the Company’s consolidated financial statements.

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the Australian fuel card company. The goodwill related to this acquisition is not deductible for tax purposes. The allocation of purchase price is preliminary due to the timing of the acquisition and our quarter end.

2013 Totals

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during the three months ended March 31, 2013 (in thousands):

Goodwill	$47,666
Other intangible assets	47,666
Other liabilities	(559)

Aggregate purchase price	$94,773

2012 Acquisitions

During 2012, the Company completed several foreign acquisitions with an aggregate purchase price of $207.4 million, net of cash acquired, which includes a deferred payment of $11.3 million and a contingent earn-out payment of $5.2 million.

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

The purchase price is net of cash and cash equivalents acquired, totaling $1.9 million, and also includes a deferred payment of $11.3 million and a contingent earn-out payment of $5.2 million.

Intangible assets allocated in connection with the preliminary purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10 – 20	$77,654
Trade names and trademarks—indefinite	N/A	16,900
Merchant network	10	4,604
Software	3-10	9,800
Non-compete	2-6	800

		$109,758

At March 31, 2013, approximately $238 million of the Company’s goodwill is deductible for tax purposes. The Company incurred acquisition related costs of $1.7 million and $0.1 million in the three months ended March 31, 2013 and 2012, which are included within general and administrative expenses in the Consolidated Statements of Income. These acquisitions did not materially affect revenues and earnings during 2012.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2012	Acquisitions	Purchase Accounting Adjustments	Foreign Currency	March 31, 2013
Segment
North America	$276,714	$—	$—	$—	$276,714
International	649,895	47,666	(90)	(850)	696,621

	$926,609	47,666	(90)	$(850)	$973,335

As of March 31, 2013 and December 31, 2012 other intangible assets consisted of the following (in thousands):

		March 31, 2013			December 31, 2012
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	5 to 20	$534,979	$(99,190)	$435,789	$487,718	$(90,920)	$396,798
Trade names and trademarks—indefinite lived	N/A	53,926	—	53,926	53,926	—	53,926
Trade names and trademarks—other	3 to 15	3,160	(1,475)	1,685	3,160	(1,420)	1,740
Software	3 to 10	15,330	(5,741)	9,589	15,330	(5,208)	10,122
Non-compete agreements	2 to 6	3,271	(2,157)	1,114	3,271	(1,993)	1,278

Total other intangibles		$610,666	$(108,563)	502,103	$563,405	$(99,541)	$463,864

Purchase accounting adjustments recorded during the three months ended March 31, 2013 relate to purchase price adjustments related to our Russian business acquisitions completed in 2012. Amortization expense related to intangible assets for the three month periods ended March 31, 2013 and 2012 was $9.0 million and $7.3 million, respectively.

7. Debt

The Company’s debt instruments are as follows (in thousands):

	March 31, 2013	December 31, 2012
Term note payable—domestic(a)	$517,500	$525,000
Revolving line of credit—domestic(a)	75,000	100,000
Other debt	21,863	22,391

Total notes payable and other obligations	614,363	647,391
Securitization Facility(b)	385,000	298,000

Total notes payable, credit agreements and Securitization Facility	$999,363	$945,391

Current portion	$507,375	$460,174
Long-term portion	491,988	485,217

Total notes payable, credit agreements and Securitization Facility	$999,363	$945,391

(a)	The Company entered into a Credit Agreement on June 22, 2011. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility. On March 20, 2013, the Company entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added a designated borrower in Australia and another in New Zealand with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars.

Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $7.5 million were made on the term loan during the three months ended March 31, 2013. This facility includes a foreign currency swing line of credit on which the Company borrowed funds during the periods presented. The Company did not have an outstanding unpaid balance on the foreign currency swing line of credit at March 31, 2013.

(b)	The Company is party to a $500 million receivables purchase agreement (Securitization Facility). The Securitization Facility was amended for the eighth time on February 4, 2013 to extend the facility termination date to February 3, 2014. There is a program fee equal to the Commercial Paper Rate of 0.24%, plus 0.75% and 0.22% plus 0.675% as of December 31, 2012 and March 31, 2013, respectively. The unused facility fee is payable at a rate of 0.35% per annum as of December 31, 2012 and 0.30% per annum as of March 31, 2013. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

(c)	In connection with the purchase of one of our businesses, there is a final payment of $11.3 million due on December 15, 2013. The Company also is party to another acquisition agreement that includes contingent earn-out payments of $3.8 million, which is payable in two installments in November 2013 and May 2016. Other debt also includes deferred liabilities (other than taxes) associated with certain of our businesses.

The Company was in compliance with all financial and non-financial covenants at March 31, 2013.

The Company has deferred debt issuance costs associated with its new Credit Facility of $8.8 million as of March 31, 2013, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended March 31, 2013 and 2012 due to the following (in thousands):

	2013		2012
Income tax expense at federal statutory rate	$31,680	35.0%	$21,112	35.0%
Changes resulting from:
Foreign income tax differential	(3,633)	(4.0)	(2,716)	(4.5)
State taxes, net of federal benefit	985	1.1	792	1.3
Foreign-sourced nontaxable income	(4,318)	(4.8)	(1,894)	(3.1)
Other	1,137	1.3	951	1.5

Provision for income taxes and rate	$25,851	28.6%	$18,245	30.2%

At March 31, 2013 and December 31, 2012, notes payable and other obligations—noncurrent, included liabilities for unrecognized income tax benefits of $7.5 million and $7.1 million, respectively. During the three months ended March 31, 2013 and 2012 the Company recognized additional liabilities of $0.4 million and $0.4 million, respectively. During the three months ended March 31, 2013 and 2012, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2009. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2011. The statute of limitations has expired for years prior to 2009 for the Company’s Czech Republic income tax returns.

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

The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income	$64,662	$42,079

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	80,746	81,702
Share-based payment awards classified as participating securities	476	863

Denominator for basic earnings per share	81,222	82,565
Dilutive securities	2,738	2,599

Denominator for diluted earnings per share	83,960	85,164

Basic earnings per share	$0.80	$0.51
Diluted earnings per share	$0.77	$0.49

Diluted earnings per share exclude the effect of common stock that may be issued upon the exercise of employee stock options if the effect of inclusion would be antidilutive. There were no antidilutive shares for the three months ended March 31, 2013 and 2012.

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

The results from the Company’s Russian fuel card business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012 and Fleet Card acquired during the first quarter of 2013 are reported in the Company’s International segment.

The Company’s segment results are as follows as of and for the three month periods ended March 31 (in thousands):

	Three months ended March 31,
	2013	2012
Revenues, net:
North America	$100,594	$82,812
International	93,057	63,353

	$193,651	$146,165

Operating income:
North America	$49,426	$38,113
International	44,827	26,362

	$94,253	$64,475

Depreciation and amortization:
North America	$5,172	$4,994
International	9,457	6,726

	$14,629	$11,720

Capital expenditures:
North America	$1,064	$2,095
International	3,698	1,468

	$4,762	$3,563

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

Since 2010, the Company has been involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to its Keyfuels product line. This product line consists of the Company’s proprietary payment card and associated site network in the United Kingdom. A competitor alleged the Company was dominant in a relevant market with its Keyfuels product. The Office of Fair trading has investigated the allegations and following an extensive enquiry process, the Company was advised in April 2013 that the Office of Fair Trading has reached the provisional conclusion to close the case on the basis that there are no grounds for action. The Company was further advised to expect a provisional reasoned closure decision in the summer of 2013. The provisional opinion will be open to interested third parties to make representations before any final decision is made. A final decision is expected in late 2013.

12. Subsequent Event

On April 30, 2013, the Company acquired all of the outstanding stock of CardLink Systems Limited and assets from CardLink Processing Limited, CardLink Software Trust and Cecam Taxi Dispatch Trust, collectively referred to as CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink, a fuel card issuing and payment processing company, based in Auckland, New Zealand. CardLink provides a market-leading proprietary fuel card program with near universal acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. Cardlink’s clients and partners have been developed over the past 25 years, and include a number of major oil companies and corporate brands. With this transaction, the Company assumed a $12.0 million New Zealand dollar ($10.0 million) revolving line of credit, which will be used to fund the working capital needs of the CardLink business. The purpose of this transaction was to establish the Company’s presence in the New Zealand marketplace. This business combination is not material to the consolidated financial statements.

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

This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Russian business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012 and our Australian Fleet Card business acquired during the first quarter of 2013 are reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three months ended March 31, 2013 and 2012, our North America and International segments generated the following revenue:

	Three months ended March 31,
	2013		2012
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue
North America	$100.6	51.9%	$82.8	56.7%
International	93.1	48.1%	63.4	43.3%

	$193.7	100.0%	$146.2	100.0%

Sources of Revenue

Transactions In both of our segments, we derive revenue from transactions and the related revenue per transaction. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our cards and payment products and those of our partners, for whom we manage card programs. Revenue from transactions is derived from our merchant and network relationships, as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel, vehicle maintenance, products, food or lodging services to our customers. We also earn revenue from our customers and partners through program fees and charges, which can be fixed fees, cost plus a mark-up or based on a percentage discount from retail prices. The following diagram illustrates a typical transaction flow.

Illustrative Transaction Flow

From our merchant and network relationships, we mostly derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 48.6% and 50.7% of our revenue was derived from our merchant and network relationships during the three months ended March 31, 2013 and 2012, respectively.

The following table presents an illustrative revenue model for transactions with the merchant, which is primarily applicable to fuel based product transactions, but may also be applied to our vehicle maintenance, lodging and food products, substituting transactions for gallons.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 51.4% and 49.3% of our revenue was derived from customer and partner program fees and charges during the three months ended March 31, 2013 and 2012, respectively.

Key operating metrics

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Transactions (in millions)
North America	38.3	36.8
International[1]	35.9	35.2

Total transactions[1]	74.2	72.0

Revenue per transaction
North America	$2.63	$2.25
International[1]	2.59	1.80
Consolidated revenue per transaction[1]	2.61	2.03

[1]	The presentation of prior quarters presented herein has been conformed to the current period presentation that eliminates certain intercompany transactions.

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

Revenue per transaction can vary based on geography, the relevant merchant and customer relationship, the payment product utilized and the types of products or services purchased. A mix of which will be influenced by our acquisitions, organic growth in the business and fluctuations in the macroeconomic environment. When we talk about the macroeconomic environment, we are referring to the impact of market spread margins, fuel prices, foreign exchange rates, and the economy in general can have on our business. In 2012, we acquired a Russian business and CTF Technologies, Inc. (CTF), which have higher revenue per transaction products in comparison to our other businesses.

From 2012 to 2013, total transactions increased from 72.0 million to 74.2 million, an increase of 2.2 million transactions or 3.0%. We experienced an increase in transactions in our North American and International segments primarily due to organic growth in certain of our payment programs and the impact of acquisitions completed in 2012.

Sources of Revenue Set forth below is information on our sources of revenue for the three months ended March 31, 2013 and 2012 expressed as a percentage of consolidated revenues:

	Three months ended March 31,
	2013	2012
Revenue from customers and partners	51.4%	49.3%
Revenue from merchants and networks	48.6%	50.7%

Revenue tied to fuel-price spreads	15.9%	15.1%
Revenue influenced by absolute price of fuel	20.8%	19.2%
Revenue from program fees, late fees, interest and other	63.3%	65.7%

Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, EBITDA, adjusted net income and diluted adjusted net income per share for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
(in thousands except per share amounts)
Adjusted revenues	$179,790	$135,772
EBITDA	$108,882	$76,195
Adjusted net income	$75,206	$50,754
Adjusted net income per diluted share	$0.90	$0.60

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

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 21% and 19% of our consolidated revenue during the three months ended March 31, 2013 and 2012, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 16% and 15% of our consolidated revenue during the three months ended March 31, 2013 and 2012, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

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

•

Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, Czech koruna, Russian ruble, Canadian dollar, Euro, Brazilian Real and Mexican Peso relative to the U.S. dollar. Approximately 52.0% and 56.5% of our revenue during the three months ended March 31, 2013 and 2012, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

•

Expenses – Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The following table sets forth selected consolidated statement of income data for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31, 2013	% of total revenue	Three months ended March 31, 2012	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$100,594	51.9%	$82,812	56.7%	$17,782	21.5%
International	93,057	48.1%	63,353	43.3%	29,704	46.9%

Total revenues, net	193,651	100.0%	146,165	100.0%	47,486	32.5%
Consolidated operating expenses:
Merchant commissions	13,861	7.2%	10,393	7.1%	3,468	33.4%
Processing	29,943	15.5%	25,579	17.5%	4,364	17.1%
Selling	11,704	6.0%	10,175	7.0%	1,529	15.0%
General and administrative	29,261	15.1%	23,823	16.3%	5,438	22.8%
Depreciation and amortization	14,629	7.6%	11,720	8.0%	2,909	24.8%

Operating income	94,253	48.7%	64,475	44.1%	29,778	46.2%

Other expense, net	292	0.2%	588	0.4%	(296)	(50.3)%
Interest expense, net	3,448	1.8%	3,563	2.4%	(115)	(3.2)%
Provision for income taxes	25,851	13.3%	18,245	12.5%	7,606	41.7%

Net income	$64,662	33.4%	$42,079	28.8%	$22,583	53.7%

Operating income for segments:
North America	$49,426		$38,113		$11,313	29.7%
International	44,827		26,362		18,465	70.0%

Operating income	$94,253		$64,475		$29,778	46.2%

Operating margin for segments:
North America	49.1%		46.0%		3.1%
International	48.2%		41.6%		6.6%
Total	48.7%		44.1%		4.6%

Revenues and revenue per transaction

Our consolidated revenues increased from $146.2 million in the three months ended March 31, 2012 to $193.7 million in the three months ended March 31, 2013, an increase of $47.5 million, or 32.5%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•

the full quarter impact of acquisitions completed in 2012, which contributed approximately $16 million in additional revenue in the three months ended March 31, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it positively impacted our consolidated revenue for the three months ended March 31, 2013 over the comparable period in 2012. The macroeconomic environment was primarily impacted by higher fuel spread margins in the three months ended March 31, 2013 over the comparable period in 2012. Changes in foreign exchange rates were mixed and overall had a slightly unfavorable impact on our business during the three months end March 31, 2013 over the comparable period in 2012. Fuel prices were mostly neutral in the US and internationally and we believe had a minimal impact on revenue in the three months ended March 31, 2013 over the comparable period in 2012.

Consolidated revenue per transaction increased from $2.03 in the three months ended March 31, 2012 to $2.61 in the three months ended March 31, 2013, an increase of $0.58 or 28.6%. This increase is primarily due to the full year impact in 2013 of acquisitions completed in 2012, which have higher revenue per transaction products in comparison to our other businesses, as well as the reasons discussed above.

North America segment revenues and revenue per transaction

North America revenues increased from $82.8 million in the three months ended March 31, 2012 to $100.6 million in the three months ended March 31, 2013, an increase of $17.8 million, or 21.5%. The increase in our North America segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it positively impacted our North American segment revenue for the three months ended March 31, 2013 over the comparable period in 2012, primarily due to the impact of higher fuel spread margins. Fuel prices were neutral in the US and we believe had a minimal impact on revenue in the three months ended March 31, 2013 over the comparable period in 2012.

North America segment revenue per transaction increased from $2.25 in the three months ended March 31, 2012 to $2.63 in the three months ended March 31, 2013, an increase of $0.38 or 16.9%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $63.4 million in the three months ended March 31, 2012 to $93.1 million in the three months ended March 31, 2013, an increase of $29.7 million, or 46.9%. The increase in our International segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•

the full quarter impact of acquisitions completed in 2012, which contributed approximately $16 million in additional revenue in the three months ended March 31, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a generally neutral impact on our International segment revenue for the three months ended March 31, 2013 over the comparable period in 2012. We believe that fuel spread margins had a slightly favorable impact on revenues and changes in foreign exchange rates were mixed and had a slightly unfavorable impact on revenues in the three months ended March 31, 2013 over the comparable period in 2012. Fuel prices were mostly neutral internationally and we believe had a minimal impact on revenue in the three months ended March 31, 2013 over the comparable period in 2012.

International segment revenue per transaction increased from $1.80 in the three months ended March 31, 2012 to $2.59 in the three months ended March 31, 2013, an increase of $0.79 or 43.9%. This increase is primarily due to the full year impact in 2013 of acquisitions completed in 2012, which have higher revenue per transaction products in comparison to our other businesses, as well as the reasons discussed above.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $10.4 million in the three months ended March 31, 2012 to $13.9 million in the three months ended March 31, 2013, an increase of $3.5 million, or 33.4%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions.

Processing Processing expenses increased from $25.6 million in the three months ended March 31, 2012 to $29.9 million in the three months ended March 31, 2013, an increase of $4.4 million, or 17.1%. Our processing expenses primarily increased due to acquisitions completed in 2012, which have a higher rate of processing expenses as a percentage of consolidated revenues in comparison to our other businesses.

Selling Selling expenses increased from $10.2 million in the three months ended March 31, 2012 to $11.7 million in the three months ended March 31, 2013, an increase of $1.5 million, or 15.0%. The increase was primarily due to acquisitions completed in 2012, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $23.8 million in the three months ended March 31, 2012 to $29.3 million in the three months ended March 31, 2013, an increase of $5.4 million, or 22.8%. The increase was primarily due to the impact of acquisitions completed in 2012, additional deal related costs and additional stock based compensation.

Depreciation and amortization Depreciation and amortization increased from $11.7 million in the three months ended March 31, 2012 to $14.6 million in the three months ended March 31, 2013, an increase of $2.9 million, or 24.8%. The increase was primarily due to acquisitions completed during 2012, which resulted in an increase of $2.3 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets, as well as additional amortization related to debt issuance costs.

Operating income and operating margin

Consolidated operating income

Operating income increased from $64.5 million in the three months ended March 31, 2012 to $94.3 million in the three months ended March 31, 2013, an increase of $29.8 million, or 46.2%. Our operating margin was 44.1% and 48.7% for the three months ended March 31, 2012 and 2013, respectively. The increase in operating income was due primarily to the impact of acquisitions completed during 2012, organic growth in the business driven by increases in volume and revenue per transaction and the positive effect of the macroeconomic environment, including higher fuel spread revenues. The impact of changes in foreign exchange rates and changes in fuel prices on consolidated operating income was neutral.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $38.1 million in the three months ended March 31, 2012 to $49.4 million in the three months ended March 31, 2013, an increase of $11.3 million, or 29.7%. North America operating margin was 46.0% and 49.1% for the three months ended March 31, 2012 and 2013, respectively. The increase in operating income and operating margin was due primarily to organic growth in the business driven by increases in volume and revenue per transaction and the impact of the positive macroeconomic environment, including higher fuel spread revenues. The impact of changes in fuel prices on North American segment operating income was neutral.

International segment operating income

International operating income increased from $26.4 million in the three months ended March 31, 2012 to $44.8 million in the three months ended March 31, 2013, an increase of $18.5 million, or 70.0%. International operating margin was 41.6% and 48.2% for the three months ended March 31, 2012 and 2013, respectively. The increase in operating income and margin was due primarily to the impact of acquisitions completed in 2012, organic growth in the business driven by increases in volume and revenue per transaction. The macroeconomic environment had a generally neutral effect on International segment operating income, with a slightly favorable impact of fuel spread margins, slightly unfavorable impact of changes in foreign exchange rates and neutral impact of changes in fuel prices in the three months ended March 31, 2013 over the comparable period in 2012.

Other expense, net

Other expense, net decreased from $0.6 million in the three months ended March 31, 2012 to $0.3 million in the three months ended March 31, 2013, a decrease of $0.3 million, or 50.3%. The decrease was due primarily to expenses related to our secondary stock offering incurred in the three months ended March 31, 2012 being fully funded by the Company versus secondary stock offering expenses incurred in the three months ended March 31, 2013 being partially funded by selling stockholders.

Interest expense, net

Interest expense decreased from $3.6 million in the three months ended March 31, 2012 to $3.4 million in the three months ended March 31, 2013, a decrease of $0.1 million, or 3.2%. The decrease is due to fewer borrowings in the three months ended March 31, 2013 over the comparable period in 2012. The average interest rate paid on borrowings on our Credit Facility (including the unused credit facility fee) was 1.97% during each of the three months ended March 31, 2013 and 2012.

Provision for income taxes

The provision for income taxes increased from $18.2 million in the three months ended March 31, 2012 to $25.9 million in the three months ended March 31, 2013, an increase of $7.6 million, or 41.7%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 30.2% for three months ended March 31, 2012 to 28.6% for the three months ended March 31, 2013. The decrease in our effective tax rate was primarily due to the reversal of $1.9 million of tax booked in the fourth quarter of 2012 related to the controlled foreign corporation look-through exclusion expiring for us on December 1, 2012. The exclusion was retroactively extended in January 2013, resulting in the reversal of the additional taxes recorded in 2012 prior to extension.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $42.1 million in the three months ended March 31, 2012 to $64.7 million in the three months ended March 31, 2013, an increase of $22.6 million, or 53.7%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At March 31, 2013, our unrestricted cash and cash equivalent balance totaled $224.6 million. Our restricted cash balance at March 31, 2013 totaled $49.3 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At March 31, 2013, cash and cash equivalents held in foreign subsidiaries where we have determined such cash and cash equivalents are permanently reinvested is $188.7 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2013, we had approximately $752 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
(in millions)	2013	2012
Net cash used in operating activities	$(13.7)	$(113.9)
Net cash used in investing activities	(99.5)	(3.6)
Net cash provided by financing activities	63.6	112.1

Operating activities Net cash used in operating activities decreased from $113.9 million in the three months ended March 31, 2012 to $13.7 million in the three months ended March 31, 2013. The decrease is primarily due to a liability acquired with the Allstar acquisition of $108 million and customer deposit of $37 million, each of which were paid during the three months ended March 31, 2012. The remaining fluctuation is due to changes in working capital, as well as additional net income during the three months ended March 31, 2013 over the comparable period in 2012.

Investing activities Net cash used in investing activities increased from $3.6 million in the three months ended March 31, 2012 to $99.5 million in the three months ended March 31, 2013. This increase is primarily due to the increase in cash paid for acquisitions in the three months ended March 31, 2013.

Financing activities Net cash provided by financing activities decreased from $112.1 million in the three months ended March 31, 2012 to $63.6 million in the three months ended March 31, 2013. The decrease is primarily due to zero net borrowings on our swing line of credit in the three months ended March 31, 2013 compared to $64.0 in borrowings in the comparable period of 2012, partially offset by additional borrowings on our Securitization Facility of $26.0 million in the three months ended March 31, 2013 over the comparable period in 2012.

Capital spending summary

Our capital expenditures increased from $3.6 million in the three months ended March 31, 2012 to $4.8 million in the three months ended March 31, 2013, an increase of $1.2 million, or 33.7%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of our European processing system. We anticipate our capital expenditures to increase to approximately $22 million for 2013 as we continue to enhance our existing processing systems.

Credit Facility

We are party to a five-year, $1.4 billion Credit Agreement (the “Credit Agreement”) with a syndicate of banks, which we originally entered into on June 22, 2011 and have amended three times since. The Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility, with sublimits for letters of credit, swing line loans and multicurrency borrowings. Subject to certain conditions, including obtaining commitments of lenders, we have the option to increase the facility up to an additional $250 million via an accordion feature. The Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. Proceeds from this new Credit Facility may also be used for working capital purposes, acquisitions, and other general corporate purposes.

On March 13, 2012, we entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, we entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. On March 20, 2013, we entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added a designated borrower in Australia and another in New Zealand, with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars.

At March 31, 2013, we had $517.5 million in outstanding term loans, $75.0 million in borrowings outstanding on the domestic revolving line and $0 in borrowings outstanding on the foreign swing line of credit.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At March 31, 2013, the interest rate on the term loan and domestic revolving line of credit was 1.95%, the unused credit facility fee was 0.30% and the interest rate on the foreign swing line of credit was 1.98%.

The stated maturity date for our term loan and revolving loans and letters of credit under the Credit Agreement is March 20, 2018. The term loan is payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. During the three months ended March 31, 2013, we made principal payments of $7.5 million on the term loan and $25.0 million on the domestic revolving line of credit. As of March 31, 2013, we were in compliance with each of the covenants under the new Credit Facility agreement.

Other Debt

In connection with the purchase of one of our businesses, there is a final payment of $11.3 million due on December 15, 2013. We are also party to another acquisition agreement that includes contingent earn-out payments of $3.8 million, which is payable in two installments in November 2013 and May 2016. Other debt also includes deferred liabilities (other than taxes) associated with certain of our businesses.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, with a purchase limit of $500 million. We refer to this arrangement as the Securitization Facility in this report. The facility was amended for the eighth time on February 4, 2013 to extend the facility termination date to February 3, 2014. There is a program fee equal to the commercial paper rate of 0.22%, plus 0.675% as of March 31, 2013. The unused facility fee is payable at a rate of 0.30% per annum as of March 31, 2013.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2013, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2012. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues, net	$193,651	$146,165
Merchant commissions	(13,861)	(10,393)

Total adjusted revenues	$179,790	$135,772

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

Set forth below is a reconciliation of EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$64,662	$42,079
Provision for income taxes	25,851	18,245
Interest expense, net	3,448	3,563
Depreciation and amortization	14,629	11,720
Other expense (income), net	292	588

EBITDA	$108,882	$76,195

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income	$64,662	$42,079
Net income per diluted share	$0.77	$0.49
Stock based compensation	4,162	3,834
Amortization of intangible assets	9,022	7,276
Amortization of premium on receivables	816	816
Amortization of deferred financing costs	760	510

Total pre-tax adjustments	14,760	12,436
Income tax impact of pre-tax adjustments at the effective tax rate	(4,216)	(3,761)

Adjusted net income	$75,206	$50,754

Adjusted net income per diluted share	$0.90	$0.60
Diluted shares	83,960	85,164

Special Cautionary Notice Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should,” the negative of these terms or other comparable terminology.

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013 there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of March 31, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material, except as described below, and we were not involved in any material legal proceedings that terminated during the fourth quarter. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. Since 2010, we have been involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we were dominant in a relevant market with our Keyfuels product. The Office of Fair trading has investigated the allegations and following an extensive enquiry process, we were advised in April 2013, that the Office of Fair Trading has reached the provisional conclusion to close the case on the basis that there are no grounds for action. We are further advised to expect a provisional reasoned closure decision in the summer of 2013. The provisional opinion will be open to interested third parties to make representations before any final decision is made. A final decision is expected in late 2013.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December  31, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Eighth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 4, 2013, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 5, 2013)

10.2	Third Amendment to the Credit Agreement, dated March 20, 2013, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 26, 2013)

10.3	Offer Letter, dated February 3, 2012, between FleetCor Technologies, Inc. and Donovan H. Williams, Jr.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 10, 2013.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald F. Clarke	(Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer
Eric R. Dey	(Principal Financial Officer and Principal Accounting Officer)