Form 10-Q
period 2013-06-30
FLEETCOR TECHNOLOGIES INC
filed 2013-08-07
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.001 par value	81,835,613

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$292,905	$283,649
Restricted cash	48,474	53,674
Accounts receivable (less allowance for doubtful accounts of $20,240 and $19,463, respectively)	627,675	525,441
Securitized accounts receivable—restricted for securitization investors	402,000	298,000
Prepaid expenses and other current assets	27,122	28,126
Deferred income taxes	7,642	6,464

Total current assets	1,405,818	1,195,354

Property and equipment	101,373	93,902
Less accumulated depreciation and amortization	(54,719)	(48,706)

Net property and equipment	46,654	45,196
Goodwill	994,648	926,609
Other intangibles, net	515,702	463,864
Other assets	50,267	90,847

Total assets	$3,013,089	$2,721,870

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$528,161	$418,609
Accrued expenses	65,865	75,812
Customer deposits	158,459	187,627
Securitization facility	402,000	298,000
Current portion of notes payable and other obligations	146,091	162,174

Total current liabilities	1,300,576	1,142,222

Notes payable and other obligations, less current portion	485,997	485,217
Deferred income taxes	176,502	180,609

Total noncurrent liabilities	662,499	665,826

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 117,444,296 shares issued and 81,709,804 shares outstanding at June 30, 2013; and 475,000,000 shares authorized, 116,772,324 shares issued and 81,037,832 shares outstanding at December 31, 2012	117	116
Additional paid-in capital	574,602	542,018
Retained earnings	888,458	750,697
Accumulated other comprehensive loss	(37,500)	(3,346)
Less treasury stock (35,734,492 shares at June 30, 2013 and December 31, 2012)	(375,663)	(375,663)

Total stockholders’ equity	1,050,014	913,822

Total liabilities and stockholders’ equity	$3,013,089	$2,721,870

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues, net	$220,869	$171,820	$414,520	$317,985
Expenses:
Merchant commissions	19,555	17,651	33,416	28,044
Processing	32,010	27,014	61,953	52,593
Selling	13,386	10,274	25,090	20,449
General and administrative	30,954	23,824	60,215	47,647
Depreciation and amortization	15,890	11,609	30,519	23,329

Operating income	109,074	81,448	203,327	145,923

Other (income) expense, net	(6)	(66)	286	522
Interest expense, net	3,756	2,818	7,204	6,381

Total other expense	3,750	2,752	7,490	6,903

Income before taxes	105,324	78,696	195,837	139,020
Provision for income taxes	32,225	24,295	58,076	42,540

Net income	$73,099	$54,401	$137,761	$96,480

Earnings per share:
Basic earnings per share	$0.90	$0.65	$1.69	$1.16

Diluted earnings per share	$0.87	$0.63	$1.64	$1.13

Weighted average shares outstanding:
Basic weighted average shares outstanding	81,573	83,294	81,398	82,929

Diluted weighted average shares outstanding	84,461	85,737	84,212	85,451

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$73,099	$54,401	$137,761	$96,480
Other comprehensive income:
Foreign currency translation adjustment loss, net of tax	(23,422)	(9,197)	(34,154)	(125)

Total other comprehensive loss	(23,422)	(9,197)	(34,154)	(125)

Total comprehensive income	$49,677	$45,204	$103,607	$96,355

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended June 30,
	2013	2012
Operating activities
Net income	$137,761	$96,480
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,054	6,288
Stock-based compensation	8,059	7,793
Provision for losses on accounts receivable	9,199	10,953
Amortization of deferred financing costs	1,593	1,051
Amortization of intangible assets	19,239	14,357
Amortization of premium on receivables	1,632	1,633
Deferred income taxes	(2,598)	(167)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	5,199	5,635
Accounts receivable	(190,998)	(117,325)
Prepaid expenses and other current assets	1,392	2,808
Other assets	39,322	(42,268)
Excess tax benefits related to stock-based compensation	(12,016)	(14,750)
Accounts payable, accrued expenses and customer deposits	56,874	(9,286)

Net cash provided by (used in) operating activities	82,712	(36,798)

Investing activities
Acquisitions, net of cash acquired	(156,956)	(35,490)
Purchases of property and equipment	(10,108)	(8,431)

Net cash used in investing activities	(167,064)	(43,921)

Financing activities
Excess tax benefits related to stock-based compensation	12,016	14,750
Proceeds from issuance of common stock	12,511	11,584
Borrowings on securitization facility, net	104,000	45,000
Deferred financing costs paid	(1,967)	(795)
Principal payments on notes payable	(14,375)	(7,500)
Payments on US revolver	(70,000)	(185,000)
Borrowings from US revolver	55,000	145,000
Borrowings from swing line of credit, net	—	26,862
Borrowings from foreign revolver	26,895	—
Payments on foreign revolver, net	(13,821)	—
Other	(175)	—

Net cash provided by financing activities	110,084	49,901

Effect of foreign currency exchange rates on cash	(16,476)	1,238

Net increase (decrease) in cash and cash equivalents	9,256	(29,580)
Cash and cash equivalents, beginning of period	283,649	285,159

Cash and cash equivalents, end of period	$292,905	$255,579

Supplemental cash flow information
Cash paid for interest	$8,262	$7,209

Cash paid for income taxes	$60,120	$24,164

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $20,000 and $168,000 for the three months ended June 30, 2013 and 2012, respectively. The Company recognized foreign exchange losses of $125,000 and $6,000 for the six months ended June 30, 2013 and 2012, respectively, which are classified within other income, net in the Unaudited Consolidated Statements of Income.

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

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for and adopted by the Company beginning January 1, 2013. The Company has not reclassified any items out of AOCI to the income statement during the three and six months ended June 30, 2013.

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

The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Gross domestic accounts receivable	$142,452	$96,964
Gross domestic securitized accounts receivable	402,000	298,000
Gross foreign receivables	505,463	447,940

Total gross receivables	1,049,915	842,904
Less allowance for doubtful accounts	(20,240)	(19,463)

Net accounts and securitized accounts receivable	$1,029,675	$823,441

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At June 30, 2013 and December 31, 2012, there was $402 million and $298 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for six months ended June 30 is as follows (in thousands):

	2013	2012
Allowance for doubtful accounts beginning of period	$19,463	$15,315
Add:
Provision for bad debts	9,199	10,953
Less:
Write-offs	(8,422)	(8,309)

Allowance for doubtful accounts end of period	$20,240	$17,959

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

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. As necessary, the Company generally uses projected cash flows, discounted as appropriate under the relevant guidance, to estimate the fair values of the assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment assessments and if interim impairment indicators exist.

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

Level 3 fair value determinations are derived from the Company’s estimate of recovery based on historical collection trends. There were no Level 3 assets or liabilities which required fair value determinations at June 30, 2013 and December 31, 2012.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis and that are subject to the disclosure requirements as of June 30, 2013 and December 31, 2012 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Overnight repurchase agreements	$128,809	$—	$128,809	$—
Certificates of deposit	3,202	—	3,202	—

Total	$132,011	$—	$132,011	$—

December 31, 2012
Assets:
Overnight repurchase agreements	$128,269	$—	$128,269	$—
Certificates of deposit	11,849	—	11,849	—

Total	$140,118	$—	$140,118	$—

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of June 30, 2013 and December 31, 2012. There were 771,714 additional shares remaining available for grant under the Plans at June 30, 2013.

The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$2,631	$2,349	$5,502	$4,626
Restricted stock	1,266	1,611	2,557	3,167

Stock-based compensation	$3,897	$3,960	$8,059	$7,793

The tax benefits recorded on stock based compensation were $1.4 million and $1.2 million for the three month periods ended June 30, 2013 and 2012, respectively. The tax benefits recorded on stock based compensation were $2.7 million and $2.4 million for the six month periods ended June 30, 2013 and 2012, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2013 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$25,140	2.02
Restricted stock	4,947	0.94

Total	$30,087

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2013 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,565	$22.17	2,666	$14.71		$206,636
Granted	150	68.22			$19.25
Exercised	(661)	18.44				41,550
Forfeited	(79)	23.00

Outstanding at June 30, 2013	5,975	$23.74	2,459	$16.07		$343,967

Expected to vest as of June 30, 2013	5,975	$23.74

The aggregate intrinsic value of stock options exercisable at June 30, 2013 was $160.4 million. The weighted average contractual term of options exercisable at June 30, 2013 was 5.9 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the six months ended June 30, 2013, with the following weighted-average assumptions for grants during the period.

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.55%	0.64%
Dividend yield	—	—
Expected volatility	35.05%	34.31%
Expected life (in years)	4.0	4.0

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

The weighted-average remaining contractual life for options outstanding was 7.1 and 7.4 years at June 30, 2013 and December 31, 2012, respectively.

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

The fair value of restricted stock granted based on market conditions was estimated using the Monte Carlo option pricing model at the grant date. The risk-free interest rate and volatility assumptions for restricted stock shares granted with market conditions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. No such awards were granted during the six months ended June 30, 2013.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2013 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	472	$28.98
Granted	36	58.02
Vested	(21)	30.02
Cancelled	(25)	29.99

Unvested at June 30, 2013	462	$33.39

5. Acquisition

2013 Acquisitions

During the six months ended June 30, 2013, the Company completed acquisitions with an aggregate purchase price of $159.6 million, net of cash acquired, which includes a deferred payment of $1.3 million and a contingent earn out payment of $1.4 million.

Fleet Card

On March 25, 2013, the Company acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. GE Capital’s “Fleet Card” is a multi-branded fuel card product with acceptance in over 6,000 fuel outlets and over 7,000 automotive service and repair centers across Australia. Through this transaction, the Company acquired the Fleet Card product, brand, acceptance network contracts, supplier contracts, and approximately one-third of the customer relationships with regards to fuel cards. The remaining customer relationships will be retained by Custom Fleet, and are comprised of companies which have commercial relationships with Custom Fleet beyond fueling, such as fleet management and leasing. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. The purpose of this acquisition was to establish the Company’s presence in the Australian marketplace. This business acquisition was not material to the Company’s consolidated financial statements.

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the Australian fuel card company. The goodwill related to this acquisition is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary.

CardLink

On April 29, 2013, the Company acquired all of the outstanding stock of CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink provides a proprietary fuel card program with acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. With this transaction, the Company entered into a 12.0 million New Zealand dollar ($11.0 million) revolving line of credit, which will be used to fund the working capital needs of the CardLink business. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. The purpose of this acquisition was to expand the Company’s growing presence in the Australia and Asian regions and follows the Company’s recent purchase of GE Capital’s Fleet Card business in Australia. This business acquisition was not material to the Company’s consolidated financial statements.

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and CardLink. The goodwill related to this acquisition is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary.

2013 Totals

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during the six months ended June 30, 2013 (in thousands):

Trade and other receivables	$24,434
Prepaid expenses and other	559
Property and equipment	321
Goodwill	77,944
Other intangible assets	79,661
Notes and other liabilities assumed	(15,191)
Deferred tax liabilities	(8,092)

Aggregate purchase price	$159,636

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	3 – 20	$70,631
Trade names and trademarks—indefinite	N/A	2,900
Trade names and trademarks	15	200
Merchant network	10	4,900
Software	3 – 10	1,030

		$79,661

2012 Acquisitions

During 2012, the Company completed several foreign acquisitions with an aggregate purchase price of $207.4 million, net of cash acquired, which includes a deferred payment of $11.3 million and contingent earn-out payments of $4.9 million. The Company made a first payment of $1.3 million related to this earn-out in December 2012.

Russian Fuel Card Company

On June 15, 2012, the Company acquired all of the outstanding stock of a leading Russian fuel card company. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. The acquired company is a Russian leader in fuel card systems and serves major oil clients and hundreds of independent fuel card issuers. Its technology allows issuers to share their retail network, thereby expanding the reach of their networks. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. The purpose of this acquisition was to further expand the Company’s presence in the Russian fuel card marketplace. This business acquisition was not material to the Company’s consolidated financial statements. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the Russian fuel card company. The goodwill acquired with this business is not deductible for tax purposes.

CTF Technologies, Inc.

On July 3, 2012, the Company acquired all of the outstanding stock of CTF Technologies, Inc. (“CTF”), a British Columbia organization, for $156 million. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CTF Technologies Do Brasil Ltda and certain of the Company’s other subsidiaries are wholly-owned entities of CTF. The acquisition was carried out pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) and was approved by final order of the Supreme Court of British Columbia. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition.The purpose of the transaction was to establish the Company’s presence in the Brazilian marketplace.

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

The purchase price is net of cash and cash equivalents acquired, totaling $1.9 million, and also includes a deferred payment of $11.3 million and contingent earn-out payments of $4.9 million.

Intangible assets allocated in connection with the preliminary purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10–20	$77,654
Trade names and trademarks—indefinite	N/A	16,900
Merchant network	10	4,604
Software	3-10	9,800
Non-compete	2-6	800

		$109,758

At June 30, 2013, approximately $243 million of the Company’s goodwill is deductible for tax purposes. The Company incurred acquisition related costs of $3.4 million and $1.0 million in the six months ended June 30, 2013 and 2012, which are included within general and administrative expenses in the Consolidated Statements of Income. These acquisitions did not materially affect revenues and earnings during 2012.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2012	Acquisitions	Purchase Accounting Adjustments	Foreign Currency	June 30, 2013
Segment
North America	$276,714	$5,000	$—	$—	$281,714
International	649,895	72,944	80	(9,985)	712,934

	$926,609	77,944	80	$(9,985)	$994,648

As of June 30, 2013 and December 31, 2012 other intangible assets consisted of the following (in thousands):

		June 30, 2013			December 31, 2012
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	3 to 20	$555,078	$(108,662)	$446,416	$487,718	$(90,920)	$396,798
Trade names and trademarks—indefinite lived	N/A	56,532	—	56,532	53,926	—	53,926
Trade names and trademarks—other	3 to 15	3,340	(1,528)	1,812	3,160	(1,420)	1,740
Software	3 to 10	16,261	(6,271)	9,990	15,330	(5,208)	10,122
Non-compete agreements	2 to 6	3,271	(2,319)	952	3,271	(1,993)	1,278

Total other intangibles		$634,482	$(118,780)	515,702	$563,405	$(99,541)	$463,864

Purchase accounting adjustments recorded during the six months ended June 30, 2013 relate to purchase price adjustments related to our Russian business acquisitions completed in 2012. Amortization expense related to intangible assets for the six month periods ended June 30, 2013 and 2012 was $19.2 million and $14.4 million, respectively. Changes in foreign currency exchange rates reduced intangible assets by $8.6 million in the six months ended June 30, 2013.

7. Debt

The Company’s debt instruments are as follows (in thousands):

	June 30, 2013	December 31, 2012
Term note payable—domestic(a)	$510,625	$525,000
Revolving line of credit A Facility—domestic(a)	85,000	100,000
Revolving line of credit B Facility – foreign (a)	12,347	—
Revolving line of credit—New Zealand (c)	—	—
Other debt (d)	24,116	22,391

Total notes payable and other obligations	632,088	647,391
Securitization Facility(b)	402,000	298,000

Total notes payable, credit agreements and Securitization Facility	$1,034,088	$945,391

Current portion	$548,091	$460,174
Long-term portion	485,997	485,217

Total notes payable, credit agreements and Securitization Facility	$1,034,088	$945,391

(a)	The Company entered into a Credit Agreement on June 22, 2011. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility. On March 20, 2013, the Company entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added a designated borrower in Australia and another in New Zealand with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars.

Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $14.4 million were made on the term loan during the six months ended June 30, 2013. This facility includes a foreign currency swing line of credit on which the Company borrowed funds during the periods presented. The Company did not have an outstanding unpaid balance on the foreign currency swing line of credit at June 30, 2013.

(b)	The Company is party to a $500 million receivables purchase agreement (Securitization Facility). The Securitization Facility was amended for the eighth time on February 4, 2013 to extend the facility termination date to February 3, 2014. There is a program fee equal to the Commercial Paper Rate of 0.24% plus 0.75% and 0.21% plus 0.675% as of December 31, 2012 and June 30, 2013, respectively. The unused facility fee is payable at a rate of 0.35% per annum as of December 31, 2012 and 0.30% per annum as of June 30, 2013. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the company’s acquisition in New Zealand, the Company entered into a $12 million New Zealand dollar ($11.0 million) facility that is used for local working capital needs. This facility is a one year facility that matures on April 30, 2014. A line of credit charge of 0.025% times the facility limit is charged each month plus interest on outstanding borrowings is charged at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The Company did not have an outstanding unpaid balance on this facility at June 30, 2013.
(d)	In connection with the purchase of two of our businesses, there are final payments of $11.3 million and $1.3 million due on December 15, 2013 and April 2, 2014, respectively. The Company also is party to two acquisition agreements that include remaining contingent earn-out payments totaling $4.9 million, which are payable in October 2013, November 2013, April 2015, May 2016 and September 2017. Other debt also includes deferred liabilities (other than taxes) associated with certain of our businesses.

The Company was in compliance with all financial and non-financial covenants at June 30, 2013.

The Company has deferred debt issuance costs associated with its new Credit Facility of $8.1 million as of June 30, 2013, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended June 30, 2013 and 2012 due to the following (in thousands):

	2013		2012
Income tax expense at federal statutory rate	$36,863	35.0%	$27,544	35.0%
Changes resulting from:
Foreign income tax differential	(4,082)	(3.9)	(2,155)	(2.7)
State taxes, net of federal benefit	1,337	1.3	653	0.8
Foreign-sourced nontaxable income	(2,785)	(2.6)	(2,729)	(3.5)
Other	892	0.8	982	1.3

Provision for income taxes	$32,225	30.6%	$24,295	30.9%

At June 30, 2013 and December 31, 2012, notes payable and other obligations—noncurrent, included liabilities for unrecognized income tax benefits of $7.8 million and $7.1 million, respectively. During the six months ended June 30, 2013 and 2012 the Company recognized additional liabilities of $0.7 million and $0.7 million, respectively. During the six months ended June 30, 2013 and 2012, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations has expired for years prior to 2009 for the Company’s U.S. federal income tax returns, 2011 for the Company’s U.K. income tax returns, 2009 for the Company’s Czech Republic income tax returns, 2010 for the Company’s Russian income tax returns, 2007 for the Company’s Mexican income tax returns, 2008 for the Company’s Brazilian income tax returns, 2008 for the Company’s Luxembourg income tax returns and 2009 for the Company’s New Zealand income tax returns.

9. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the if-converted and treasury stock method.

The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$73,099	$54,401	$137,761	$96,480

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	81,111	82,430	80,912	82,054
Share-based payment awards classified as participating securities	462	864	486	875

Denominator for basic earnings per share	81,573	83,294	81,398	82,929
Dilutive securities	2,888	2,443	2,814	2,522

Denominator for diluted earnings per share	84,461	85,737	84,212	85,451

Basic earnings per share	$0.90	$0.65	$1.69	$1.16
Diluted earnings per share	$0.87	$0.63	$1.64	$1.13

Diluted earnings per share for the three month periods ended June 30, 2012 excludes the effect of 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for the three months ended June 30, 2013.

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

The results from the Company’s Russian fuel card business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012, Fleet Card acquired during the first quarter of 2013 and CardLink acquired during the second quarter of 2013 are reported in the Company’s International segment.

The Company’s segment results are as follows as of and for the three and six month periods ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues, net:
North America	$119,486	$107,286	$220,080	$190,098
International	101,383	64,534	194,440	127,887

	$220,869	$171,820	$414,520	$317,985

Operating income:
North America	$60,103	$53,598	$109,529	$91,711
International	48,971	27,850	93,798	54,212

	$109,074	$81,448	$203,327	$145,923

Depreciation and amortization:
North America	$5,267	$5,024	$10,439	$10,018
International	10,623	6,585	20,080	13,311

	$15,890	$11,609	$30,519	$23,329

Capital expenditures:
North America	$1,292	$2,501	$2,356	$4,596
International	4,054	2,367	7,752	3,835

	$5,346	$4,868	$10,108	$8,431

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Part I, Item 1A “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.

This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

FleetCor is a leading independent global provider of fuel cards and workforce payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. In 2012, we processed approximately 304 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Russian business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012, our Australian Fleet Card business acquired during the first quarter of 2013 and New Zealand CardLink acquired during the second quarter of 2013 are reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three and six months ended June 30, 2013 and 2012, our North America and International segments generated the following revenue:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$119.5	54.1%	$107.3	62.4%	$220.1	53.1%	$190.1	59.8%
International	101.4	45.9%	64.5	37.6%	194.4	46.9%	127.9	40.2%

	$220.9	100.0%	$171.8	100.0%	$414.5	100.0%	$318.0	100.0%

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

Illustrative Transaction Flow

From our merchant and network relationships, we mostly derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 49.1% and 61.5% of our revenue was derived from our merchant and network relationships during the three months ended June 30, 2013 and 2012, respectively. Approximately 48.9% and 56.6% of our revenue was derived from our merchant and network relationships during the six months ended June 30, 2013 and 2012, respectively.

The following table presents an illustrative revenue model for transactions with the merchant, which is primarily applicable to fuel based product transactions, but may also be applied to our vehicle maintenance, lodging and food products, substituting transactions for gallons. This representative model may not include all of our businesses.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 50.9% and 38.5% of our revenue was derived from customer and partner program fees and charges during the three months ended June 30, 2013 and 2012, respectively. Approximately 51.1% and 43.4% of our revenue was derived from customer and partner program fees and charges during the six months ended June 30, 2013 and 2012, respectively.

Key operating metrics

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Transactions (in millions)
North America	41.2	39.3	79.4	76.0
International	37.8	34.9	73.7	70.1

Total transactions	79.0	74.2	153.1	146.1

Revenue per transaction
North America	$2.90	$2.73	$2.77	$2.50
International	2.68	1.85	2.64	1.82
Consolidated revenue per transaction	2.80	2.31	2.71	2.18
Adjusted revenue per transaction
Consolidated adjusted revenue per transaction	$2.55	$2.08	$2.49	$1.98

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

Revenue per transaction can vary based on geography, the relevant merchant and customer relationship, the payment product utilized and the types of products or services purchased, a mix of which will be influenced by our acquisitions, organic growth in the business and fluctuations in the macroeconomic environment. When we talk about the macroeconomic environment, we are referring to the impact of market spread margins, fuel prices, foreign exchange rates and the economy in general can have on our business. In June and July 2012, we acquired a Russian business and CTF Technologies, Inc. (CTF), respectively, and in March and April 2013 we acquired FleetCard and CardLink, respectively, which each have higher revenue per transaction products in comparison to our other businesses.

Total transactions increased from 74.2 million in the three months ended June 30, 2012 to 79.0 million in the comparable period in 2013, an increase of 4.8 million transactions or 6.4%.Total transactions increased from 146.1 million in the six months ended June 30, 2012 to 153.1 million in the comparable period in 2013, an increase of 7.0 million transactions or 4.8%. We experienced an increase in transactions in our North American and International segments due to organic growth in certain of our payment programs and the impact of acquisitions completed in 2012 and 2013.

Sources of Revenue Set forth below is information on our sources of revenue for the three and six months ended June 30, 2013 and 2012 expressed as a percentage of consolidated revenues:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue from customers and partners	50.9%	38.5%	51.1%	43.4%
Revenue from merchants and networks	49.1%	61.5%	48.9%	56.6%
Revenue tied to fuel-price spreads	18.7%	23.5%	17.4%	19.7%
Revenue influenced by the absolute price of fuel	19.6%	21.5%	20.1%	20.4%
Revenue from program fees, late fees, interest and other	61.7%	55.0%	62.5%	59.9%

Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, EBITDA, adjusted net income and diluted adjusted net income per share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands, except per share amounts)
Adjusted revenues	$201,314	$154,169	$381,104	$289,941
EBITDA	$124,964	$93,057	$233,846	$169,252
Adjusted net income	$84,039	$62,972	$159,232	$113,715
Adjusted net income per diluted share	$1.00	$0.73	$1.89	$1.33

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

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•

Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 19.6% and 21.5% of our consolidated revenue during the three months ended June 30, 2013 and 2012, respectively, and 20.1% and 20.4% of our consolidated revenue during the six months ended June 30, 2013 and 2012, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•

Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 18.7% and 23.5% of our consolidated revenue during the three months ended June 30, 2013 and 2012, respectively, and 17.4% and 19.7% of our consolidated revenue during the six months ended June 30, 2013 and 2012, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

•

Acquisitions—Since 2002, we have completed over 55 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

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

•

Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, Czech koruna, Russian ruble, Canadian dollar, Euro, Brazilian real, Mexican peso, Australian dollar and New Zealand dollar relative to the U.S. dollar. Approximately 54.0% and 62.4% of our revenue during the three months ended June 30, 2013 and 2012, respectively, and 53.0% and 59.7% of our revenue during the six months ended June 30, 2013 and 2012, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

•

Expenses – Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The following table sets forth selected consolidated statement of income data for the three months ended June 30, 2013 and 2012 (in thousands).

	Three months ended June 30, 2013	% of total revenue	Three months ended June 30, 2012	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$119,486	54.1%	$107,286	62.4%	$12,200	11.4%
International	101,383	45.9%	64,534	37.6%	36,849	57.1%

Total revenues, net	220,869	100.0%	171,820	100.0%	49,049	28.5%
Consolidated operating expenses:
Merchant commissions	19,555	8.9%	17,651	10.3%	1,904	10.8%
Processing	32,010	14.5%	27,014	15.7%	4,996	18.5%
Selling	13,386	6.1%	10,274	6.0%	3,112	30.3%
General and administrative	30,954	14.0%	23,824	13.9%	7,130	29.9%
Depreciation and amortization	15,890	7.2%	11,609	6.8%	4,281	36.9%

Operating income	109,074	49.4%	81,448	47.4%	27,626	33.9%

Other income, net	(6)	0.0%	(66)	0.0%	60	(90.9)%
Interest expense, net	3,756	1.7%	2,818	1.6%	938	33.3%
Provision for income taxes	32,225	14.6%	24,295	14.1%	7,930	32.6%

Net income	$73,099	33.1%	$54,401	31.7%	$18,698	34.4%

Operating income for segments:
North America	$60,103		$53,598		$6,505	12.1%
International	48,971		27,850		21,121	75.8%

Operating income	$109,074		$81,448		$27,626	33.9%

Operating margin for segments:
North America	50.3%		50.0%		0.3%
International	48.3%		43.2%		5.1%
Total	49.4%		47.4%		2.0%

Revenues and revenue per transaction

Our consolidated revenues increased from $171.8 million in the three months ended June 30, 2012 to $220.9 million in the three months ended June 30, 2013, an increase of $49.1 million, or 28.5%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•

the full period impact of acquisitions completed in 2012 as well as acquisitions completed in 2013, which contributed approximately $23 million in additional revenue in the three months ended June 30, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly negative impact on our consolidated revenue for the three months ended June 30, 2013 over the comparable period in 2012. The macroeconomic environment was primarily impacted by lower fuel spread margins and lower fuel prices in the three months ended June 30, 2013 over the comparable period in 2012. Changes in foreign exchange rates were mixed and had a slightly unfavorable impact on our business of approximately $0.7 million during the three months ended June 30, 2013 over the comparable period in 2012.

Consolidated revenue per transaction increased from $2.31 in the three months ended June 30, 2012 to $2.80 in the three months ended June 30, 2013, an increase of $0.49 or 21.2%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

North America segment revenues and revenue per transaction

North America revenues increased from $107.3 million in the three months ended June 30, 2012 to $119.5 million in the three months ended June 30, 2013, an increase of $12.2 million, or 11.4%. The increase in our North America segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the impact of an acquisition completed in 2013, which contributed approximately $3 million in additional revenue in the three months ended June 30, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly negative impact on our North American segment revenue for the three months ended June 30, 2013 over the comparable period in 2012, primarily due to the impact of lower fuel spread margins and slightly lower fuel prices.

North America segment revenue per transaction increased from $2.73 in the three months ended June 30, 2012 to $2.90 in the three months ended June 30, 2013, an increase of $0.17 or 6.2%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $64.5 million in the three months ended June 30, 2012 to $101.4 million in the three months ended June 30, 2013, an increase of $36.9 million, or 57.1%. The increase in our International segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•

the full period impact of acquisitions completed in 2012 as well as acquisitions completed in 2013, which contributed approximately $20 million in additional revenue in the three months ended June 30, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly negative impact on our International segment revenue for the three months ended June 30, 2013 over the comparable period in 2012, due to the impact of lower fuel spread margins, lower fuel prices internationally and impact of changes in foreign exchange rates of approximately $0.7 million, each of which had a slightly unfavorable impact on our business during the three months ended June 30, 2013 over the comparable period in 2012.

International segment revenue per transaction increased from $1.85 in the three months ended June 30, 2012 to $2.68 in the three months ended June 30, 2013, an increase of $0.83 or 44.9%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $17.7 million in the three months ended June 30, 2012 to $19.6 million in the three months ended June 30, 2013, an increase of $1.9 million, or 10.8%. This increase was due primarily to the impact of higher volumes in revenue streams where merchant commissions are paid, primarily in the North American segment.

Processing Processing expenses increased from $27.0 million in the three months ended June 30, 2012 to $32.0 million in the three months ended June 30, 2013, an increase of $5.0 million, or 18.5%. Our processing expenses primarily increased due to the impact of acquisitions completed in 2012 and 2013.

Selling Selling expenses increased from $10.3 million in the three months ended June 30, 2012 to $13.4 million in the three months ended June 30, 2013, an increase of $3.1 million, or 30.3%. Our selling expenses primarily increased due to the impact of acquisitions completed in 2012 and 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $23.8 million in the three months ended June 30, 2012 to $31.0 million in the three months ended June 30, 2013, an increase of $7.2 million, or 29.9%. Our general and administrative expenses increased primarily due to the impact of acquisitions completed in 2012 and 2013, as well as approximately $1.8 million of additional one-time deal related costs.

Depreciation and amortization Depreciation and amortization increased from $11.6 million in the three months ended June 30, 2012 to $15.9 million in the three months ended June 30, 2013, an increase of $4.3 million, or 36.9%. The increase in our depreciation and amortization expense is primarily due to acquisitions completed during 2012 and 2013, which resulted in an increase of $3.4 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets and development related to our Global FleetNet (GFN) application.

Operating income and operating margin

Consolidated operating income

Operating income increased from $81.4 million in the three months ended June 30, 2012 to $109.1 million in the three months ended June 30, 2013, an increase of $27.7 million, or 33.9%. Our operating margin was 47.4% and 49.4% for the three months ended June 30, 2012 and 2013, respectively. The increase in operating income and operating margin is due primarily to the impact of acquisitions completed during 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, as well as synergies gained in certain of our acquired businesses. The macroeconomic environment had a slightly negative impact on consolidated operating income.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $53.6 million in the three months ended June 30, 2012 to $60.1 million in the three months ended June 30, 2013, an increase of $6.5 million, or 12.1%. North America operating margin was 50.0% and 50.3% for the three months ended June 30, 2012 and 2013, respectively. The increase in operating income and operating margin is due primarily to organic growth in the business driven by increases in volume and revenue per transaction. The macroeconomic environment had a slightly negative impact on North American operating income.

International segment operating income

International operating income increased from $27.9 million in the three months ended June 30, 2012 to $49.0 million in the three months ended June 30, 2013, an increase of $21.1 million, or 75.8%. International operating margin was 43.2% and 48.3% for the three months ended June 30, 2012 and 2013, respectively. The increase in operating income and operating margin is due primarily to the impact of acquisitions completed in 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, as well as synergies gained in certain of our acquired businesses. The macroeconomic environment had a slightly negative effect on International segment operating income.

Other income, net

Other income, net decreased from $0.1 million in the three months ended June 30, 2012 to $0.0 million in the three months ended June 30, 2013, a negligible change.

Interest expense, net

Interest expense increased from $2.8 million in the three months ended June 30, 2012 to $3.8 million in the three months ended June 30, 2013, an increase of $1.0 million, or 33.3%. The increase is due to increased borrowings and slightly higher interest rates in the three months ended June 30, 2013 over the comparable period in 2012. The average interest rate paid on borrowings on the term loan and domestic Revolver A under our Credit Facility (including the unused credit facility fee) was 2.09% and 1.99% in the three months ended June 30, 2013 and 2012, respectively. The average interest rate paid on borrowings on the foreign Revolver B under our Credit Facility (including the unused credit facility fee) was 4.81% in the three months ended June 30, 2013. The average interest rate paid on borrowings under our foreign swing line of credit was 2.05% in the three months ended June 30, 2012. There were no borrowings under this line of credit in the three months ended June 30, 2013.

Provision for income taxes

The provision for income taxes increased from $24.3 million in the three months ended June 30, 2012 to $32.2 million in the three months ended June 30, 2013, an increase of $7.9 million, or 32.6%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 30.9% for three months ended June 30, 2012 to 30.6% for the three months ended June 30, 2013. The decrease in our effective tax rate is primarily due to a shift in the mix of earnings to foreign jurisdictions with lower tax rates.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $54.4 million in the three months ended June 30, 2012 to $73.1 million in the three months ended June 30, 2013, an increase of $18.7 million, or 34.4%.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The following table sets forth selected consolidated statement of income data for the six months ended June 30, 2013 and 2012 (in thousands).

	Six months ended June 30, 2013	% of total revenue	Six months ended June 30, 2012	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$220,080	53.1%	$190,098	59.8%	$29,982	15.8%
International	194,440	46.9%	127,887	40.2%	66,553	52.0%

Total revenues, net	414,520	100.0%	317,985	100.0%	96,535	30.4%
Consolidated operating expenses:
Merchant commissions	33,416	8.1%	28,044	8.8%	5,372	19.2%
Processing	61,953	14.9%	52,593	16.5%	9,360	17.8%
Selling	25,090	6.1%	20,449	6.4%	4,641	22.7%
General and administrative	60,215	14.5%	47,647	15.0%	12,568	26.4%
Depreciation and amortization	30,519	7.4%	23,329	7.3%	7,190	30.8%

Operating income	203,327	49.1%	145,923	45.9%	57,404	39.3%

Other expense, net	286	0.1%	522	0.2%	(236)	(45.2)%
Interest expense, net	7,204	1.7%	6,381	2.0%	823	12.9%
Provision for income taxes	58,076	14.0%	42,540	13.4%	15,536	36.5%

Net income	$137,761	33.2%	$96,480	30.3%	$41,281	42.8%

Operating income for segments:
North America	$109,529		$91,711		$17,818	19.4%
International	93,798		54,212		39,586	73.0%

Operating income	$203,327		$145,923		$57,404	39.3%

Operating margin for segments:
North America	49.8%		48.2%		1.6%
International	48.2%		42.4%		5.8%
Total	49.1%		45.9%		3.2%

Revenues and revenue per transaction

Our consolidated revenues increased from $318.0 million in the six months ended June 30, 2012 to $414.5 million in the six months ended June 30, 2013, an increase of $96.5 million, or 30.4%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•

the full period impact of acquisitions completed in 2012 as well as acquisitions completed in 2013, which contributed approximately $37 million in additional revenue in the six months ended June 30, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our consolidated revenue for the six months ended June 30, 2013 over the comparable period in 2012.

The macroeconomic environment was primarily impacted by higher fuel spread margins in the six months ended June 30, 2013 over the comparable period in 2012. The positive impact of higher fuel spread margins was partially offset by the unfavorable impact of foreign exchange rates of approximately $1.1 million and lower fuel prices, during the six months ended June 30, 2013 over the comparable period in 2012.

Consolidated revenue per transaction increased from $2.18 in the six months ended June 30, 2012 to $2.71 in the six months ended June 30, 2013, an increase of $0.53 or 24.3%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

North America segment revenues and revenue per transaction

North America revenues increased from $190.1 million in the six months ended June 30, 2012 to $220.1 million in the six months ended June 30, 2013, an increase of $30.0 million, or 15.8%. The increase in our North America segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	the impact of an acquisition completed in 2013, which contributed approximately $3 million in additional revenue in the six months ended June 30, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it positively impacted our North American segment revenue for the six months ended June 30, 2013 over the comparable period in 2012, primarily due to the impact of higher fuel spread margins, partially offset by the impact of lower fuel prices in the US.

North America segment revenue per transaction increased from $2.50 in the six months ended June 30, 2012 to $2.77 in the six months ended June 30, 2013, an increase of $0.27 or 10.8%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $127.9 million in the six months ended June 30, 2012 to $194.4 million in the six months ended June 30, 2013, an increase of $66.5 million, or 52.0%. The increase in our International segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•

the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, which contributed approximately $34 million in additional revenue in the six months ended June 30, 2013 over the comparable period in 2012.

•

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly negative impact on our International segment revenue for the six months ended June 30, 2013 over the comparable period in 2012, primarily due to lower fuel prices internationally and changes in foreign exchange rates. Changes in foreign exchange rates had a slightly unfavorable impact on revenues of approximately $1.1 million in the six months ended June 30, 2013 over the comparable period in 2012. We believe that fuel spread margins had a minimal impact on revenues.

International segment revenue per transaction increased from $1.82 in the six months ended June 30, 2012 to $2.64 in the six months ended June 30, 2013, an increase of $0.82 or 45.1%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $28.0 million in the six months ended June 30, 2012 to $33.4 million in the six months ended June 30, 2013, an increase of $5.4 million, or 19.2%. This increase was due primarily to the impact of higher volumes in revenue streams where merchant commissions are paid, primarily in the North American segment.

Processing Processing expenses increased from $52.6 million in the six months ended June 30, 2012 to $62.0 million in the six months ended June 30, 2013, an increase of $9.4 million, or 17.8%. Our processing expenses primarily increased due to acquisitions completed in 2012 and 2013, partially offset by efficiencies gained in certain of more recently acquired businesses.

Selling Selling expenses increased from $20.4 million in the six months ended June 30, 2012 to $25.1 million in the six months ended June 30, 2013, an increase of $4.7 million, or 22.7%. Our selling expenses primarily increased due to acquisitions completed in 2012 and 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $47.6 million in the six months ended June 30, 2012 to $60.2 million in the six months ended June 30, 2013, an increase of $12.6 million, or 26.4%. Our general and administrative expenses primarily increased due to acquisitions completed in 2012 and 2013, as well as approximately $3.6 million in additional one-time deal related costs.

Depreciation and amortization Depreciation and amortization increased from $23.3 million in the six months ended June 30, 2012 to $30.5 million in the six months ended June 30, 2013, an increase of $7.2 million, or 30.8%. The increase in our depreciation and amortization expense is primarily due to acquisitions completed during 2012 and 2013, which resulted in an increase of $5.7 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets and development related to our GFN application.

Operating income and operating margin

Consolidated operating income

Operating income increased from $145.9 million in the six months ended June 30, 2012 to $203.3 million in the six months ended June 30, 2013, an increase of $57.4 million, or 39.3%. Our operating margin was 45.9% and 49.1% for the six months ended June 30, 2012 and 2013, respectively. The increase in operating income and operating margin was due primarily to the impact of acquisitions completed during 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, the slightly positive effect of the macroeconomic environment, driven by the impact of higher fuel spreads, as well as synergies gained in certain of our acquired businesses. The impact of changes in foreign exchange rates and changes in fuel prices on consolidated operating income was slightly negative.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $91.7 million in the six months ended June 30, 2012 to $109.5 million in the six months ended June 30, 2013, an increase of $17.8 million, or 19.4%. North America operating margin was 48.2% and 49.8% for the six months ended June 30, 2012 and 2013, respectively. The increase in operating income and operating margin was due primarily to organic growth in the business driven by increases in volume and revenue per transaction, as well as the impact of the positive macroeconomic environment, driven by the impact of higher fuel spread margins. The impact of changes in fuel prices on North American segment operating income was mostly neutral.

International segment operating income

International operating income increased from $54.2 million in the six months ended June 30, 2012 to $93.8 million in the six months ended June 30, 2013, an increase of $39.6 million, or 73.0%. International operating margin was 42.4% and 48.2% for the six months ended June 30, 2012 and 2013, respectively. The increase in operating income and operating margin was due primarily to the impact of acquisitions completed in 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, as well as synergies gained in certain of our acquired businesses. The macroeconomic environment had a slightly negative effect on International segment operating income.

Other expense, net

Other expense, net decreased from $0.5 million in the six months ended June 30, 2012 to $0.3 million in the six months ended June 30, 2013, a decrease of $0.2 million, a negligible change.

Interest expense, net

Interest expense increased from $6.4 million in the six months ended June 30, 2012 to $7.2 million in the six months ended June 30, 2013, an increase of $0.8 million, or 12.9%. The increase is due to an increase in borrowings and slightly higher interest rates in the six months ended June 30, 2013 over the comparable period in 2012. The average interest rate paid on borrowings on the term loan and domestic Revolver A under our Credit Facility (including the unused credit facility fee) was 2.03% and 2.00% during the six months ended June 30, 2013 and 2012, respectively. The average interest rate paid on borrowings on the foreign Revolver B under our Credit Facility (including the unused credit facility fee) was 4.81% in the six months ended June 30, 2013. The average interest rate paid on borrowings under our foreign swing line of credit was 1.98% and 2.05% in the six months ended June 30, 2013 and 2012, respectively.

Provision for income taxes

The provision for income taxes increased from $42.5 million in the six months ended June 30, 2012 to $58.1 million in the six months ended June 30, 2013, an increase of $15.6 million, or 36.5%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 30.6% for six months ended June 30, 2012 to 29.7% for the six months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the first quarter reversal of $1.9 million of tax booked in the fourth quarter of 2012 related to the controlled foreign corporation look-through exclusion expiring for us on December 1, 2012. The exclusion was retroactively extended in January 2013, resulting in the reversal of the additional taxes recorded in 2012 prior to extension. The decrease is also driven by a shift in the mix of earnings to foreign jurisdictions with lower tax rates.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $96.5 million in the six months ended June 30, 2012 to $137.8 million in the six months ended June 30, 2013, an increase of $41.3 million, or 42.8%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At June 30, 2013, our unrestricted cash and cash equivalent balance totaled $292.9 million. Our restricted cash balance at June 30, 2013 totaled $48.5 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At June 30, 2013, cash and cash equivalents held in foreign subsidiaries where we have determined such cash and cash equivalents are permanently reinvested is $255.2 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2013, we had approximately $753 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$82.7	$(36.8)
Net cash used in investing activities	(167.1)	(43.9)
Net cash provided by financing activities	110.1	49.9

Operating activities Net cash provided by operating activities increased from a cash usage of $36.8 million in the six months ended June 30, 2012 to cash provided by operating activities of $82.7 million in the six months ended June 30, 2013. The increase is primarily due to a liability acquired with the Allstar acquisition of $108 million and customer deposit of $43 million, each of which were paid during the first six months of 2012. The remaining fluctuation is due to changes in working capital, as well as additional net income during the six months ended June 30, 2013 over the comparable period in 2012.

Investing activities Net cash used in investing activities increased from $43.9 million in the six months ended June 30, 2012 to $167.1 million in the six months ended June 30, 2013. This increase is primarily due to the increase in cash paid for acquisitions in the six months ended June 30, 2013.

Financing activities Net cash provided by financing activities increased from $49.9 million in the six months ended June 30, 2012 to $110.1 million in the six months ended June 30, 2013. The increase is primarily due to increased net borrowings of $59 million on our Securitization Facility in the six months ended June 30, 2013 over the comparable period in 2012.

Capital spending summary

Our capital expenditures increased from $8.4 million in the six months ended June 30, 2012 to $10.1 million in the six months ended June 30, 2013, an increase of $1.7 million, or 19.9%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of our European processing system GFN. We anticipate our capital expenditures for all of 2013 to be approximately $23 million as we continue to enhance our existing processing systems.

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

At June 30, 2013, we had $510.6 million in outstanding term loans, $85.0 million in borrowings outstanding on the domestic revolving A facility and $12.3 million in borrowings outstanding on the foreign revolving B facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At June 30, 2013, the interest rate on the term loan and domestic revolving A facility was 1.70% plus an unused credit facility fee of 0.25% and the interest rate on the foreign revolving B facility was 4.36% plus an unused credit facility fee of 0.25%.

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

During the six months ended June 30, 2013, we made principal payments of $14.4 million on the term loan, $70.0 million on the domestic revolving A facility and $13.8 million on the foreign revolving B facility. As of June 30, 2013, we were in compliance with each of the covenants under the Credit Facility.

New Zealand Facility

On April 29, 2013, we entered into a 12 million New Zealand dollar ($11.0 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”). This facility is for purposes of funding the working capital needs of our recently acquired business, CardLink, in New Zealand. This facility matures on April 30, 2014. A line of credit charge accrues at a rate of 0.025% times the facility limit each month. Interest accrues on outstanding borrowings at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The New Zealand Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include compliance with certain financial ratios.

We did not have an outstanding unpaid balance on this facility at June 30, 2013. As of June 30, 2013, we were in compliance with each of the covenants under the New Zealand Facility.

Other Debt

In connection with the purchase of two of our businesses, there are final payments of $11.3 million and $1.3 million due on December 15, 2013 and April 2, 2014, respectively. We are also party to two acquisition agreements that include contingent earn-out payments of $4.9 million, which are payable in October 2013, November 2013, April 2015, May 2016 and September 2017. Other debt also includes deferred liabilities (other than taxes) associated with certain of our businesses.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, with a purchase limit of $500 million. We refer to this arrangement as the Securitization Facility in this report. The facility was amended for the eighth time on February 4, 2013 to extend the facility termination date to February 3, 2014. There is a program fee equal to the commercial paper rate of 0.21%, plus 0.675% as of June 30, 2013. The unused facility fee is payable at a rate of 0.30% per annum as of June 30, 2013.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended June 30, 2013, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2012. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net	$220,869	$171,820	$414,520	$317,985
Merchant commissions	19,555	17,651	33,416	28,044

Total adjusted revenues	$201,314	$154,169	$381,104	$289,941

EBITDA

We have defined the non-GAAP measure EBITDA, as net income as reflected in our income statement, adjusted to eliminate (a) interest expense, (b) tax expense, (c) depreciation of long-lived assets, (d) amortization of intangible assets and (e) other (income) expense, net.

We use EBITDA as a basis to evaluate our operating performance net of the impact of certain non-core items during the period. We believe that EBITDA may be useful to investors to understanding our operating performance on a consistent basis. EBITDA is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$73,099	$54,401	$137,761	$96,480
Provision for income taxes	32,225	24,295	58,076	42,540
Interest expense, net	3,756	2,818	7,204	6,381
Depreciation and amortization	15,890	11,609	30,519	23,329
Other (income) expense, net	(6)	(66)	286	522

EBITDA	$124,964	$93,057	$233,846	$169,252

Adjusted net income and adjusted net income per diluted share

We have defined the non-GAAP measure adjusted net income as net income as reflected in our income statement, adjusted to eliminate (a) non-cash stock based compensation expense related share-based compensation awards, (b) amortization of deferred financing costs and intangible assets and (c) amortization of the premium recognized on the purchase of receivable. We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our income statement.

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$73,099	$54,401	$137,761	$96,480
Net income per diluted share	$0.87	$0.63	$1.64	$1.13
Stock based compensation	3,897	3,960	8,059	7,793
Amortization of intangible assets	10,217	7,081	19,239	14,357
Amortization of premium on receivables	816	817	1,632	1,633
Amortization of deferred financing costs	833	541	1,593	1,051

Total pre-tax adjustments	15,763	12,399	30,523	24,834
Income tax impact of pre-tax adjustments at the effective tax rate	(4,823)	(3,828)	(9,052)	(7,599)

Adjusted net income	$84,039	$62,972	$159,232	$113,715

Adjusted net income per diluted share	$1.00	$0.73	$1.89	$1.33
Diluted shares	84,461	85,737	84,212	85,451

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013 there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of June 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	FleetCor Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective May 30, 2013 (incorporated by reference from Appendix A to the Proxy Statement filed on April 24, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 7, 2013.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald F. Clarke	(Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer
Eric R. Dey	(Principal Financial Officer and Principal Accounting Officer)