Form 10-Q
period 2013-09-30
FLEETCOR TECHNOLOGIES INC
filed 2013-11-08
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value	82,248,320

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$345,689	$283,649
Restricted cash	50,008	53,674
Accounts receivable (less allowance for doubtful accounts of $21,173 and $19,463, respectively)	661,901	525,441
Securitized accounts receivable—restricted for securitization investors	394,000	298,000
Prepaid expenses and other current assets	32,988	28,126
Deferred income taxes	5,938	6,464

Total current assets	1,490,524	1,195,354

Property and equipment	108,288	93,902
Less accumulated depreciation and amortization	(59,491)	(48,706)

Net property and equipment	48,797	45,196
Goodwill	1,241,969	926,609
Other intangibles, net	643,938	463,864
Other assets	49,877	90,847

Total assets	$3,475,105	$2,721,870

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$567,420	$418,609
Accrued expenses	69,054	75,812
Customer deposits	177,511	187,627
Securitization facility	394,000	298,000
Current portion of notes payable and lines of credit	260,890	141,875
Other current liabilities	128,085	20,299

Total current liabilities	1,596,960	1,142,222

Notes payable and other obligations, less current portion	479,082	485,217
Deferred income taxes	225,161	180,609

Total noncurrent liabilities	704,243	665,826

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized, 117,898,939 shares issued and 82,164,447 shares outstanding at September 30, 2013; and 475,000,000 shares authorized, 116,772,324 shares issued and 81,037,832 shares outstanding at December 31, 2012	117	116
Additional paid-in capital	601,577	542,018
Retained earnings	967,078	750,697
Accumulated other comprehensive loss	(19,207)	(3,346)
Less treasury stock (35,734,492 shares at September 30, 2013 and December 31, 2012)	(375,663)	(375,663)

Total stockholders’ equity	1,173,902	913,822

Total liabilities and stockholders’ equity	$3,475,105	$2,721,870

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues, net	$225,150	$186,932	$639,670	$504,917
Expenses:
Merchant commissions	16,944	12,930	50,360	40,974
Processing	33,473	30,568	95,426	83,161
Selling	13,859	12,790	38,949	33,239
General and administrative	31,559	31,219	91,774	78,866
Depreciation and amortization	18,060	13,591	48,579	36,920

Operating income	111,255	85,834	314,582	231,757

Other (income) expense, net	(156)	(3)	130	519
Interest expense, net	3,756	3,246	10,960	9,627

Total other expense	3,600	3,243	11,090	10,146

Income before taxes	107,655	82,591	303,492	221,611
Provision for income taxes	29,035	22,943	87,111	65,483

Net income	$78,620	$59,648	$216,381	$156,128

Earnings per share:
Basic earnings per share	$0.96	$0.71	$2.65	$1.88

Diluted earnings per share	$0.93	$0.69	$2.56	$1.82

Weighted average shares outstanding:
Basic weighted average shares outstanding	81,974	84,002	81,592	83,260

Diluted weighted average shares outstanding	84,905	86,224	84,446	85,681

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net income	$78,620	$59,648	$216,381	$156,128
Other comprehensive income:
Foreign currency translation adjustment gain (loss), net of tax	18,293	8,774	(15,861)	8,649

Total other comprehensive income (loss)	18,293	8,774	(15,861)	8,649

Total comprehensive income	$96,913	$68,422	$200,520	$164,777

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2013	2012
Operating activities
Net income	$216,381	$156,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,162	9,831
Stock-based compensation	12,441	14,287
Provision for losses on accounts receivable	14,069	16,788
Amortization of deferred financing costs	2,434	1,596
Amortization of intangible assets	31,535	23,044
Amortization of premium on receivables	2,448	2,449
Deferred income taxes	(4,524)	2,501
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	3,666	3,576
Accounts receivable	(184,367)	(178,715)
Prepaid expenses and other current assets	(1,774)	(4,352)
Other assets	38,580	(45,291)
Excess tax benefits related to stock-based compensation	(24,319)	(23,177)
Accounts payable, accrued expenses and customer deposits	89,279	54,466

Net cash provided by operating activities	208,011	33,131

Investing activities
Acquisitions, net of cash acquired	(376,971)	(189,819)
Purchases of property and equipment	(15,348)	(13,634)

Net cash used in investing activities	(392,319)	(203,453)

Financing activities
Excess tax benefits related to stock-based compensation	24,319	23,177
Proceeds from issuance of common stock	22,800	21,391
Borrowings on securitization facility, net	96,000	75,000
Deferred financing fees paid	(1,970)	(796)
Principal payments on notes payable	(21,250)	(23,492)
Payments on US revolver	(155,000)	(250,000)
Borrowings from US revolver	280,000	330,000
Borrowings from swing line of credit, net	—	1,000
Borrowings from foreign revolver	53,494	—
Payments on foreign revolver, net	(44,533)	—
Other	(255)	(129)

Net cash provided by financing activities	253,605	176,151

Effect of foreign currency exchange rates on cash	(7,257)	9,073

Net increase in cash and cash equivalents	62,040	14,902
Cash and cash equivalents, beginning of period	283,649	285,159

Cash and cash equivalents, end of period	$345,689	$300,061

Supplemental cash flow information
Cash paid for interest	$13,041	$10,858

Cash paid for income taxes	$84,695	$29,428

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2013

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Foreign Currency Gains and Losses

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange gain of $0.3 million and a foreign exchange loss of $0.1 million in the three months ended September 30, 2013 and 2012, respectively. The Company recognized a foreign exchange gain of $0.1 million and a foreign exchange loss of $0.02 million in the nine months ended September 30, 2013 and 2012, respectively. Foreign exchange gains and losses are classified within other income, net in the Unaudited Consolidated Statements of Income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, which were not material for separate financial statement presentation in the prior year.

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

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for and adopted by the Company beginning January 1, 2013. The Company has not reclassified any items out of AOCI to the income statement during the three and nine months ended September 30, 2013.

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

Unrecognized Tax Benefit When an NOL Exists

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which indicates that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for the Company for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The Company’s adoption of this ASU is not expected to affect the Company’s results of operations, financial condition, or cash flows unless transactions within the scope of the ASU occur.

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

The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Gross domestic accounts receivable	$133,429	$96,964
Gross domestic securitized accounts receivable	394,000	298,000
Gross foreign receivables	549,645	447,940

Total gross receivables	1,077,074	842,904
Less allowance for doubtful accounts	(21,173)	(19,463)

Net accounts and securitized accounts receivable	$1,055,901	$823,441

All foreign receivables are Company owned receivables and are not included in the Company’s accounts receivable securitization program. At September 30, 2013 and December 31, 2012, there was $394 million and $298 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for nine months ended September 30 is as follows (in thousands):

	2013	2012
Allowance for doubtful accounts beginning of period	$19,463	$15,315
Add:
Provision for bad debts	14,069	16,788
Less:
Write-offs	(12,359)	(12,108)

Allowance for doubtful accounts end of period	$21,173	$19,995

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The carrying value of the Company’s cash, accounts receivable, securitized accounts receivable and related Securitization facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a quarterly basis.

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

Level 3 fair value determinations are derived from the Company’s estimate of recovery based on historical collection trends. There were no Level 3 assets or liabilities which required fair value determinations at September 30, 2013 and December 31, 2012.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis and that are subject to the disclosure requirements as of September 30, 2013 and December 31, 2012 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Overnight repurchase agreements	$131,183	$—	$131,183	$—
Certificates of deposit	7,232	—	7,232	—

Total	$138,415	$—	$138,415	$—

December 31, 2012
Assets:
Overnight repurchase agreements	$128,269	$—	$128,269	$—
Certificates of deposit	11,849	—	11,849	—

Total	$140,118	$—	$140,118	$—

4. Share Based Compensation

The Company has Equity Compensation Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. On May 30, 2013, the Company’s stockholders authorized an increase of 6,500,000 shares of common stock available for grant pursuant to the 2010 Equity Compensation Plan. Giving effect to this increase, there were 7,189,714 additional shares remaining available for grant under the Plans at September 30, 2013.

The table below summarizes the expense recognized related to share-based payments recognized for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Stock options	$3,051	$2,836	$8,553	$7,462
Restricted stock	1,331	3,658	3,888	6,825

Stock-based compensation	$4,382	$6,494	$12,441	$14,287

The tax benefits recorded on stock based compensation were $1.5 million and $1.4 million for the three month periods ended September 30, 2013 and 2012, respectively. The tax benefits recorded on stock based compensation were $4.2 million and $3.8 million for the nine month periods ended September 30, 2013 and 2012, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2013 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$24,479	1.90
Restricted stock	3,835	0.74

Total	$28,314

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to nine years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following table summarizes the changes in the number of shares of common stock under option for the nine month period ended September 30, 2013 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,565	$22.17	2,666	$14.71		$206,636
Granted	271	76.86			$21.86
Exercised	(1,117)	20.30				100,381
Forfeited	(116)	28.68

Outstanding at September 30, 2013	5,603	$25.06	2,802	$16.96		$476,854

Expected to vest as of September 30, 2013	5,603	$25.06

The aggregate intrinsic value of stock options exercisable at September 30, 2013 was $261.2 million. The weighted average contractual term of options exercisable at September 30, 2013 was 5.9 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the nine months ended September 30, 2013, with the following weighted-average assumptions for grants during the period.

	Nine months Ended September 30,
	2013	2012
Risk-free interest rate	0.73%	0.59%
Dividend yield	—	—
Expected volatility	34.95%	36.53%
Expected life (in years)	4.0	4.0

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

The weighted-average remaining contractual life for options outstanding was 6.9 and 7.4 years at September 30, 2013 and December 31, 2012, respectively.

Restricted Stock

Awards of restricted stock are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of the restricted stock and restricted stock units granted is generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to four years.

The fair value of restricted stock granted based on market conditions was estimated using the Monte Carlo option pricing model at the grant date. The risk-free interest rate and volatility assumptions for restricted stock shares granted with market conditions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. No such awards were granted during the nine months ended September 30, 2013.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2013 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	472	$28.98
Granted	41	61.31
Vested	(105)	24.41
Cancelled	(31)	35.42

Unvested at September 30, 2013	377	$39.94

5. Acquisition

2013 Acquisitions

During the nine months ended September 30, 2013, the Company completed acquisitions with an aggregate purchase price of $482.5 million, net of cash acquired of $7.8 million, including deferred payments of $1.3 million and the estimated fair value of contingent earn out payments of $104.3 million.

VB

On August 9, 2013, the Company acquired all of the outstanding stock of VB Servicos, Comercio e Administracao LTDA (“VB”), a provider of transportation cards and vouchers in Brazil. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. VB is a provider of transportation cards in Brazil where employers are required by legislation to provide certain employees with prepaid public transportation cards to subsidize their commuting expenses. VB serves over 35,000 business clients and supports approximately 800 transportation agencies across Brazil. VB also markets food cards. The purpose of this acquisition was to strengthen the Company’s presence in the Brazilian marketplace. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05. The goodwill related to this acquisition is not deductible for tax purposes. The purchase price allocation and valuation of remaining payments related to this acquisition is preliminary.

Fleet Card

On March 25, 2013, the Company acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. GE Capital’s “Fleet Card” is a multi-branded fuel card product with acceptance in over 6,000 fuel outlets and over 7,000 automotive service and repair centers across Australia. Through this transaction, the Company acquired the Fleet Card product, brand, acceptance network contracts, supplier contracts, and approximately one-third of the customer relationships with regards to fuel cards (together, “Fleet Card”). The remaining customer relationships will be retained by Custom Fleet, and are comprised of companies which have commercial relationships with Custom Fleet beyond fueling, such as fleet management and leasing. The purpose of this acquisition was to establish the Company’s presence in the Australian marketplace. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05. The goodwill related to this acquisition is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary.

CardLink

On April 29, 2013, the Company acquired all of the outstanding stock of CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink provides a proprietary fuel card program with acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. With this transaction, the Company entered into a 12.0 million New Zealand dollar ($11.0 million) revolving line of credit, which will be used to fund the working capital needs of the

CardLink business. The purpose of this acquisition was to enter the Australia and New Zealand regions and follows the Company’s recent purchase of GE Capital’s Fleet Card business in Australia. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05. The goodwill related to this acquisition is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary.

2013 Totals

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during the nine months ended September 30, 2013 (in thousands):

Trade and other receivables	$50,719
Prepaid expenses and other	3,781
Property and equipment	907
Goodwill	319,704
Other intangible assets	214,313
Notes and other liabilities assumed	(50,419)
Deferred tax liabilities	(56,474)

Aggregate purchase price	$482,531

The purchase price is net of cash and cash equivalents acquired, totaling $7.8 million, and also includes deferred payments of $1.3 million and contingent earn out payments of $104.3 million.

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	3 – 20	$161,123
Trade names and trademarks—indefinite	N/A	20,000
Trade names and trademarks	15	200
Merchant network	10	4,900
Software	3 – 10	13,090
Non-compete	6	15,000

		$214,313

2012 Acquisitions

During 2012, the Company completed several foreign acquisitions with an aggregate purchase price of $207.4 million, net of cash acquired of $1.9 million, which includes a deferred payment of $11.3 million and the estimated fair value of contingent earn-out payments of $4.9 million. The Company made a first payment of $1.3 million related to this earn-out in December 2012.

Russian Fuel Card Company

On June 15, 2012, the Company acquired all of the outstanding stock of a Russian fuel card company. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. The acquired company is a Russian leader in fuel card systems and serves major oil clients and hundreds of independent fuel card issuers. Its technology allows issuers to share their retail network, thereby expanding the reach of their networksThe purpose of this acquisition was to further expand the Company’s presence in the Russian fuel card marketplace. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05. The goodwill acquired with this business is not deductible for tax purposes.

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

CTF provides fuel payment processing services for over-the-road fleets, ships, mining equipment, and railroads in Brazil. CTF’s payment platform links together fleet operators, banks, and oil companies. CTF earns revenue primarily from a recurring transaction fee paid by the oil companies who purchase services for their fleet customers under multi-year customer contracts. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05. The goodwill acquired with this business is not deductible for tax purposes.

2012 Totals

The following table summarizes the allocation of the purchase price for all acquisitions during 2012, net of cash acquired (in thousands):

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

		$109,758

At September 30, 2013, approximately $245 million of the Company’s goodwill is deductible for tax purposes. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the acquired businesses. The Company incurred acquisition related costs of $6.0 million and $1.0 million in the nine months ended September 30, 2013 and 2012, which are included within general and administrative expenses in the Consolidated Statements of Income.

Additionally, in connection with the acquisition of two businesses, the Company owes final payments of $11.3 million and $1.3 million due on December 15, 2013 and April 2, 2014, respectively. The Company also is party to several acquisition agreements that include remaining contingent earn-out payments totaling $109.3 million, which are payable $22.8 million in 2013, $84.5 million in 2014, $0.8 million in 2015, $0.9 million in 2016 and $0.3 million in 2017, and are included in other current liabilities and notes payable and other obligations, less current portion in the consolidated balance sheets.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2012	Acquisitions	Purchase Accounting Adjustments	Foreign Currency Fluctuations	September 30, 2013
Segment
North America	$276,714	$6,810	$—	$—	$283,524
International	649,895	312,894	80	(4,424)	958,445

	$926,609	319,704	80	$(4,424)	$1,241,969

As of September 30, 2013 and December 31, 2012 other intangible assets consisted of the following (in thousands):

		September 30, 2013			December 31, 2012
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	3 to 20	$650,724	$(120,234)	$530,490	$487,718	$(90,920)	$396,798
Trade names and trademarks—indefinite lived	N/A	73,964	—	73,964	53,926	—	53,926
Trade names and trademarks—other	3 to 15	3,341	(1,581)	1,760	3,160	(1,420)	1,740
Software	3 to 10	28,486	(6,848)	21,638	15,330	(5,208)	10,122
Non-compete agreements	2 to 6	18,499	(2,413)	16,086	3,271	(1,993)	1,278

Total other intangibles		$775,014	$(131,076)	$643,938	$563,405	$(99,541)	$463,864

Purchase accounting adjustments recorded during the nine months ended September 30, 2013 relate to purchase price adjustments related to our Russian business acquisitions completed in 2012. Amortization expense related to intangible assets for the nine month periods ended September 30, 2013 and 2012 was $31.5 million and $23 million, respectively. Changes in foreign currency exchange rates reduced intangible assets by $2.7 million in the nine months ended September 30, 2013.

7. Debt

The Company’s debt instruments are as follows (in thousands):

	September 30, 2013	December 31, 2012
Term note payable—domestic(a)	$503,750	$525,000
Revolving line of credit A Facility—domestic(a)	225,000	100,000
Revolving line of credit B Facility – foreign (a)	8,390	—
Revolving line of credit—New Zealand (c)	—	—
Other debt (d)	2,832	2,092

Total notes payable and other obligations	739,972	627,092
Securitization Facility(b)	394,000	298,000

Total notes payable, credit agreements and Securitization Facility	$1,133,972	$925,092

Current portion	$654,890	$439,875
Long-term portion	479,082	485,217

Total notes payable, credit agreements and Securitization Facility	$1,133,972	$925,092

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

Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $21.3 million were made on the term loan during the nine months ended September 30, 2013. This facility includes a foreign currency swing line of credit on which the Company borrowed funds during the periods presented. The Company did not have an outstanding unpaid balance on the foreign currency swing line of credit at September 30, 2013.

(b)	The Company is party to a $500 million receivables purchase agreement (Securitization Facility) with a facility termination date of February 3, 2014. The Securitization Facility was amended for the ninth time on September 25, 2013 to change a committed purchaser. There is a program fee equal to the Commercial Paper Rate of 0.24% plus 0.75% and 0.17% plus 0.675% as of December 31, 2012 and September 30, 2013, respectively. The unused facility fee is payable at a rate of 0.35% per annum as of December 31, 2012 and 0.30% per annum as of September 30, 2013. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition in New Zealand, the Company entered into a $12 million New Zealand dollar ($9.9 million) facility that is used for local working capital needs. This facility is a one year facility that matures on April 30, 2014. A line of credit charge of 0.025% times the facility limit is charged each month plus interest on outstanding borrowings is charged at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The Company did not have an outstanding unpaid balance on this facility at September 30, 2013.
(d)	Other debt includes deferred liabilities associated with certain of our businesses and is recorded within notes payable and other obligations, less current portion in the consolidated balance sheets.

The Company was in compliance with all financial and non-financial covenants at September 30, 2013.

The Company has deferred debt issuance costs associated with its new Credit Facility of $7.5 million as of September 30, 2013, which is classified in Other Assets within the Company’s unaudited Consolidated Balance Sheet.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended September 30, 2013 and 2012 due to the following (in thousands):

	2013		2012
Income tax expense at federal statutory rate	$37,679	35.0%	$28,909	35.0%
Changes resulting from:
Foreign income tax differential	(3,874)	(3.6)	(3,030)	(3.6)
State taxes, net of federal benefit	1,084	1.0	1,366	1.7
Foreign-sourced nontaxable income	(3,360)	(3.1)	(1,826)	(2.2)
Other	1,228	1.2	997	1.0
Effect of Statutory Rate Change	(3,722)	(3.5)	(3,473)	(4.1)

Provision for income taxes	$29,035	26.9%	$22,943	27.8%

The estimated effective tax rate for the year ending December 31, 2013 is 29.1%. At September 30, 2013 and December 31, 2012, accrued expenses included liabilities for unrecognized income tax benefits of $8.0 million and $7.1 million, respectively. During the three months ended September 30, 2013 and 2012, the Company recognized additional liabilities of $0.2 million and $1.2 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company recognized additional liabilities of $0.9 million and $1.9 million respectively. During the three months ended September 30, 2013 and 2012, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations has expired for tax years prior to 2010 for the Company’s U.S. federal income tax returns, 2011 for the Company’s U.K. income tax returns, 2009 for the Company’s Czech Republic income tax returns, 2010 for the

Company’s Russian income tax returns, 2008 for the Company’s Mexican income tax returns, 2008 for the Company’s Brazilian income tax returns, 2008 for the Company’s Luxembourg income tax returns, 2009 for the Company’s New Zealand income tax returns and 2013 for the Company’s Australian income tax returns.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net income	$78,620	$59,648	$216,381	$156,128

Denominator for basic earnings per share	81,974	84,002	81,592	83,260
Dilutive securities	2,931	2,222	2,854	2,421

Denominator for diluted earnings per share	84,905	86,224	84,446	85,681

Basic earnings per share	$0.96	$0.71	$2.65	$1.88
Diluted earnings per share	$0.93	$0.69	$2.56	$1.82

Basic shares includes the impact of share-based payment awards classified as participating securities, which are not material to the calculation of basic shares. Diluted earnings per share for the three month periods ended September 30, 2012 excludes the effect of 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for the three months ended September 30, 2013.

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

The results from the Company’s Russian fuel card business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012, Fleet Card acquired during the first quarter of 2013, CardLink acquired during the second quarter of 2013 and VB acquired during the third quarter of 2013 are reported in the Company’s International segment.

The Company’s segment results are as follows as of and for the three and nine month periods ended September 30 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues, net:
North America	$115,266	$101,495	$335,346	$291,593
International	109,884	85,437	304,324	213,324

	$225,150	$186,932	$639,670	$504,917

Operating income:
North America	$59,093	$49,273	$168,622	$140,984
International	52,162	36,561	145,960	90,773

	$111,255	$85,834	$314,582	$231,757

Depreciation and amortization:
North America	$5,159	$5,046	$15,598	$15,064
International	12,901	8,545	32,981	21,856

	$18,060	$13,591	$48,579	$36,920

Capital expenditures:
North America	$1,942	$1,153	$4,298	$5,749
International	3,298	4,050	11,050	7,885

	$5,240	$5,203	$15,348	$13,634

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

Since 2010, the Company has been involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to its Keyfuels product line. This product line consists of the Company’s proprietary payment card and associated site network in the United Kingdom. A competitor alleged the Company was dominant in a relevant market with its Keyfuels product. The Office of Fair trading has investigated the allegations and following an extensive enquiry process, the Office of Fair Trading has concluded that it has no grounds to take action against the Company or its subsidiaries over the alleged abuse of dominance. The Office of Fair Trading issued a news release to this effect on October 31, 2013.

12. Subsequent Events

Subsequent to September 30, 2013, the Company completed acquisitions with an aggregate purchase price of approximately $500 million, which were funded using the Company’s existing cash and credit facilities, as follows:

Epyx

On October 1, 2013, the Company acquired all of the outstanding stock of Epyx, a provider to the fleet maintenance, service and repair marketplace in the UK. Epyx provides an internet based system and a vehicle repair network of approximately 9,000 service garages to fleet operators in the UK. The Epyx service helps its customers better manage their vehicle maintenance, service, and repair needs. The Epyx service automates repair authorization, schedules service appointments, controls costs, and simplifies overall vehicle service administration. Epyx earns transaction fees on each of the millions of service incidents that it supports each year. The purpose of this acquisition is to allow the Company to extend beyond fleet fueling, to fleet maintenance in the UK marketplace. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05.

DB

On October 15, 2013, the Company acquired DB Trans S.A. (“DB”), a provider of payment solutions for independent truckers in Brazil. The purpose of this acquisition is to strengthen the Company’s presence in the Brazilian marketplace. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05.

NexTraq

On October 17, 2013, the Company acquired NexTraq, a US based provider of telematics solutions to small and medium-sized businesses. NexTraq provides fleet operators with an internet based system that enhances workforce productivity through real time vehicle tracking, route optimization, job dispatch, and fuel usage monitoring, and has100,000 active subscribers. The purpose of this acquisition is to provide the Company with a cross marketing opportunity due to the similarity of the commercial fleet customer base. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements in accordance with SEC Rule S-X 3-05.

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

We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We sell these products and services directly and indirectly through partners with whom we have strategic relationships, such as major oil companies and petroleum marketers. We refer to these major oil companies and petroleum marketers as our “partners.” We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll road fees and related products and services at participating locations. Our payment programs enable businesses to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty.

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

Our segments, sources of revenue and expenses

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Russian business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012, our Australian Fleet Card business acquired during the first quarter of 2013, New Zealand CardLink acquired during the second quarter of 2013 and Brazilian VB business acquired during the third quarter of 2013 are reported in our International segment. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the three and nine months ended September 30, 2013 and 2012, our North America and International segments generated the following revenue:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$115.3	51.2%	$101.5	54.3%	$335.4	52.4%	$291.6	57.8%
International	109.9	48.8%	85.4	45.7%	304.3	47.6%	213.3	42.2%

	$225.2	100.0%	$186.9	100.0%	$639.7	100.0%	$504.9	100.0%

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

Illustrative Transaction Flow

From our merchant and network relationships, we mostly derive revenue from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of fuel plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a “merchant commission” and is recognized as an expense. Approximately 45.6% and 49.2% of our revenue was derived from our merchant and network relationships during the three months ended September 30, 2013 and 2012, respectively. Approximately 47.7% and 53.8% of our revenue was derived from our merchant and network relationships during the nine months ended September 30, 2013 and 2012, respectively.

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

From our customers and partners, we derive revenue from a variety of program fees such as transaction fees, card fees, network fees and report fees. Our payment programs include other fees and charges associated with late payments and based on customer credit risk. Approximately 54.4% and 50.8% of our revenue was derived from customer and partner program fees and charges during the three months ended September 30, 2013 and 2012, respectively. Approximately 52.3% and 46.2% of our revenue was derived from customer and partner program fees and charges during the nine months ended September 30, 2013 and 2012, respectively.

Key operating metrics

Transaction volume and revenue per transaction Set forth below is revenue per transaction information for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Transactions (in millions)
North America	43.3	41.2	122.7	117.2
International	41.0	38.1	114.7	108.2

Total transactions	84.3	79.3	237.4	225.4

Revenue per transaction
North America	$2.66	$2.46	$2.73	$2.49
International	2.68	2.24	2.65	1.97
Consolidated revenue per transaction	2.67	2.36	2.69	2.24
Adjusted revenue per transaction
Consolidated adjusted revenue per transaction	$2.47	$2.20	$2.48	$2.06

Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business and the overall macroeconomic environment. When we talk about the macroeconomic environment, we are referring to the impact of market spread margins, fuel prices, foreign exchange rates and the economy in general can have on our business. Revenue per transaction per customer changes as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates.

Revenue per transaction has been positively impacted by our acquisitions in 2012 and 2013, which each have higher revenue per transaction products in comparison to our other businesses, as well as organic growth in certain of our businesses.

Total transactions increased from 79.3 million in the three months ended September 30, 2012 to 84.3 million in the comparable period in 2013, an increase of 5.0 million transactions or 6.4%.Total transactions increased from 225.4 million in the nine months ended September 30, 2012 to 237.4 million in the comparable period in 2013, an increase of 12.1 million transactions or 5.4%. We experienced an increase in transactions in our North American and International segments due to organic growth in certain of our payment programs and the impact of acquisitions completed in 2012 and 2013.

Sources of Revenue Set forth below is information on our sources of revenue for the three and nine months ended September 30, 2013 and 2012 expressed as a percentage of consolidated revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue from customers and partners	54.4%	50.8%	52.3%	46.2%
Revenue from merchants and networks	45.6%	49.2%	47.7%	53.8%
Revenue tied to fuel-price spreads	14.8%	14.0%	16.5%	17.6%
Revenue influenced by the absolute price of fuel	20.0%	21.7%	20.1%	20.8%
Revenue from program fees, late fees, interest and other	65.2%	64.3%	63.4%	61.6%

Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, EBITDA, adjusted net income and diluted adjusted net income per share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Adjusted revenues	$208,206	$174,002	$589,310	$463,943
EBITDA	$129,315	$99,425	$363,161	$268,677
Adjusted net income	$91,359	$71,595	$250,600	$185,278
Adjusted net income per diluted share	$1.08	$0.83	$2.97	$2.16

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

Factors and trends impacting our business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices – Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. We believe that approximately 20.0% and 21.7% of our consolidated revenue during the three months ended September 30, 2013 and 2012, respectively, and 20.1% and 20.8% of our consolidated revenue during the nine months ended September 30, 2013 and 2012, respectively, was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts.

•	Fuel-price spread volatility – A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Approximately 14.8% and 14.0% of our consolidated revenue during the three months ended September 30, 2013 and 2012, respectively, and 16.5% and 17.6% of our consolidated revenue during the nine months ended September 30, 2013 and 2012, respectively, was derived from transactions where our revenue is tied to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 60 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North American and International segments.

•	Foreign currency changes – Our results of operations are impacted by changes in foreign currency rates; namely, by movements of the British pound, Czech koruna, Russian ruble, Canadian dollar, Euro, Brazilian real, Mexican peso, Australian dollar and New Zealand dollar relative to the U.S. dollar. Approximately 51.1% and 54.2% of our revenue during the three months ended September 30, 2013 and 2012, respectively, and 52.4% and 57.7% of our revenue during the nine months ended September 30, 2013 and 2012, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates.

•	Expenses – Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Throughout this discussion, calculations of changes may not equal the totals presented due to rounding.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The following table sets forth selected consolidated statement of income data for the three months ended September 30, 2013 and 2012 (in thousands).

	Three months ended September 30, 2013	% of total revenue	Three months ended September 30, 2012	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$115,266	51.2%	$101,495	54.3%	$13,771	13.6%
International	109,884	48.8%	85,437	45.7%	24,447	28.6%

Total revenues, net	225,150	100.0%	186,932	100.0%	38,218	20.4%
Consolidated operating expenses:
Merchant commissions	16,944	7.5%	12,930	6.9%	4,014	31.0%
Processing	33,473	14.9%	30,568	16.4%	2,905	9.5%
Selling	13,859	6.2%	12,790	6.8%	1,069	8.4%
General and administrative	31,559	14.0%	31,219	16.7%	340	1.1%
Depreciation and amortization	18,060	8.0%	13,591	7.3%	4,469	32.9%

Operating income	111,255	49.4%	85,834	45.9%	25,421	29.6%

Other income, net	(156)	(0.1)%	(3)	0.0%	(153)	NM
Interest expense, net	3,756	1.7%	3,246	1.7%	510	15.7%
Provision for income taxes	29,035	12.9%	22,943	12.3%	6,092	26.6%

Net income	$78,620	34.9%	$59,648	31.9%	$18,972	31.8%

Operating income for segments:
North America	$59,093		$49,273		$9,820	19.9%
International	52,162		36,561		15,601	42.7%

Operating income	$111,255		$85,834		$25,421	29.6%

Operating margin for segments:
North America	51.3%		48.5%		2.8%
International	47.5%		42.8%		4.7%
Total	49.4%		45.9%		3.5%

NM = Not Meaningful

Revenues and revenue per transaction

Our consolidated revenues increased from $186.9 million in the three months ended September 30, 2012 to $225.2 million in the three months ended September 30, 2013, an increase of $38.2 million, or 20.4%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the full period impact of acquisitions completed in 2012 as well as acquisitions completed in 2013, which contributed approximately $18 million in additional revenue in the three months ended September 30, 2013 over the comparable period in 2012.

•	Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our consolidated revenue for the three months ended September 30, 2013 over the comparable period in 2012. The macroeconomic environment was primarily impacted by slightly higher fuel spread margins offset by slightly lower fuel prices and the unfavorable impact of changes in foreign exchange rates in the three months ended September 30, 2013 over the comparable period in 2012. Changes in foreign exchange rates were mixed and had a slightly unfavorable impact on our business of approximately $2.3 million due primarily to unfavorable fluctuations in the Brazilian Real and British Pound, during the three months ended September 30, 2013 over the comparable period in 2012.

Consolidated revenue per transaction increased from $2.36 in the three months ended September 30, 2012 to $2.67 in the three months ended September 30, 2013, an increase of $0.31 or 13.2%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

North America segment revenues and revenue per transaction

North America revenues increased from $101.5 million in the three months ended September 30, 2012 to $115.3 million in the three months ended September 30, 2013, an increase of $13.8 million, or 13.6%. The increase in our North America segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the impact of an acquisition completed in 2013, which contributed approximately $3 million in additional revenue in the three months ended September 30, 2013 over the comparable period in 2012.

•	Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our North American segment revenue for the three months ended September 30, 2013 over the comparable period in 2012, primarily due to the impact of higher fuel spread margins, partially offset by the impact of slightly lower fuel prices.

North America segment revenue per transaction increased from $2.46 in the three months ended September 30, 2012 to $2.66 in the three months ended September 30, 2013, an increase of $0.20 or 8.1%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $85.4 million in the three months ended September 30, 2012 to $109.9 million in the three months ended September 30, 2013, an increase of $24.5 million, or 28.6%. The increase in our International segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the full period impact of acquisitions completed in 2012 as well as acquisitions completed in 2013, which contributed approximately $15 million in additional revenue in the three months ended September 30, 2013 over the comparable period in 2012.

•	Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly negative impact on our International segment revenue for the three months ended September 30, 2013 over the comparable period in 2012, due to the unfavorable impact of changes in foreign exchange rates of approximately $2.3 million, due primarily to unfavorable fluctuations in the Brazilian Real and British Pound, partially offset by the positive impact of slightly higher fuel spread margins and slightly higher fuel prices internationally during the three months ended September 30, 2013 over the comparable period in 2012.

International segment revenue per transaction increased from $2.24 in the three months ended September 30, 2012 to $2.68 in the three months ended September 30, 2013, an increase of $0.43 or 19.4%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $12.9 million in the three months ended September 30, 2012 to $16.9 million in the three months ended September 30, 2013, an increase of $4.0 million, or 31.0%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions, as well as the impact of higher volume in revenue streams where merchant commissions are paid, primarily in our North American segment.

Processing Processing expenses increased from $30.6 million in the three months ended September 30, 2012 to $33.5 million in the three months ended September 30, 2013, an increase of $2.9 million, or 9.5%. Our processing expenses primarily increased due to the impact of acquisitions completed in 2012 and 2013.

Selling Selling expenses increased from $12.8 million in the three months ended September 30, 2012 to $13.9 million in the three months ended September 30, 2013, an increase of $1.1 million, or 8.4%. Our selling expenses primarily increased due to the impact of acquisitions completed in 2012 and 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $31.2 million in the three months ended September 30, 2012 to $31.6 million in the three months ended September 30, 2013, an increase of $0.4 million, or 1.1%. Our general and administrative expenses increased primarily due to the impact of acquisitions completed in 2012 and 2013, as well as approximately $1.8 million of additional one-time deal related costs, which was partially offset by lower stock based compensation expense.

Depreciation and amortization Depreciation and amortization increased from $13.6 million in the three months ended September 30, 2012 to $18.1 million in the three months ended September 30, 2013, an increase of $4.5 million, or 32.9%. The increase in our depreciation and amortization expense is primarily due to acquisitions completed during 2012 and 2013, which resulted in an increase of $5.8 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets and development related to our Global FleetNet (GFN) application. These increases were partially offset by the impact of certain assets becoming fully depreciated and amortized.

Operating income and operating margin

Consolidated operating income

Operating income increased from $85.8 million in the three months ended September 30, 2012 to $111.3 million in the three months ended September 30, 2013, an increase of $25.5 million, or 29.6%. Our operating margin was 45.9% and 49.4% for the three months ended September 30, 2012 and 2013, respectively. The increase in operating income and operating margin is due primarily to the impact of acquisitions completed during 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, as well as synergies gained in certain of our acquired businesses. The macroeconomic environment had a neutral impact on consolidated operating income.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $49.3 million in the three months ended September 30, 2012 to $59.1 million in the three months ended September 30, 2013, an increase of $9.8 million, or 19.9%. North America operating margin was 48.5% and 51.3% for the three months ended September 30, 2012 and 2013, respectively. The increase in operating income and operating margin is due primarily to organic growth in the business driven by increases in volume and revenue per transaction. The macroeconomic environment had a slightly positive impact on North American operating income.

International segment operating income

International operating income increased from $36.6 million in the three months ended September 30, 2012 to $52.2 million in the three months ended September 30, 2013, an increase of $15.6 million, or 42.7%. International operating margin was 42.8% and 47.5% for the three months ended September 30, 2012 and 2013, respectively. The increase in operating income and operating margin is due primarily to the impact of acquisitions completed in 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, as well as synergies gained in certain of our acquired businesses. The macroeconomic environment had a slightly negative effect on International segment operating income.

Other income, net

Other income, net increased from $0.0 million in the three months ended September 30, 2012 to $0.2 million in the three months ended September 30, 2013, a negligible change.

Interest expense, net

Interest expense increased from $3.3 million in the three months ended September 30, 2012 to $3.8 million in the three months ended September 30, 2013, an increase of $0.5 million, or 15.7%. The increase is due to increased borrowings in the three months ended September 30, 2013 over the comparable period in 2012, primarily due to funding the purchase price for acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, as well as the relevant unused credit facility fees in the three months ended September 30, 2013 and 2012. There were no borrowings under our foreign Revolver B in the three months ended September 30, 2012. There were no borrowings under our foreign swing line of credit in the three months ended September 30, 2013.

	Three months ended September 30,
	2013	2012
Term loan	1.69%	1.74%
Domestic Revolver A	1.76%	1.74%
Domestic Revolver A- Unused Credit Facility Fee	0.25%	0.25%
Foreign Revolver B	4.25%	N/A
Foreign Revolver B- Unused Credit Facility Fee	0.27%	N/A
Foreign swing line	N/A	2.02%

Provision for income taxes

The provision for income taxes increased from $22.9 million in the three months ended September 30, 2012 to $29.0 million in the three months ended September 30, 2013, an increase of $6.1 million, or 26.6%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased slightly from 27.8% for three months ended September 30, 2012 to 27.0% for the three months ended September 30, 2013. Included in income tax expense in both the three months ended September 30, 2012 and 2013 is the impact of income tax benefits resulting from the enactment of a U.K. statutory tax rate reduction during each of the periods. This lower statutory rate was applied to deferred tax items, which are primarily payable in future periods, reducing income tax expense in the three months ended September 30, 2012 and 2013 by approximately $3.5 million and $3.8 million, respectively.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $59.6 million in the three months ended September 30, 2012 to $78.6 million in the three months ended September 30, 2013, an increase of $19.0 million, or 31.8%.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The following table sets forth selected consolidated statement of income data for the nine months ended September 30, 2013 and 2012 (in thousands).

	Nine months ended September 30, 2013	% of total revenue	Nine months ended September 30, 2012	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$335,346	52.4%	$291,593	57.8%	$43,753	15.0%
International	304,324	47.6%	213,324	42.2%	91,000	42.7%

Total revenues, net	639,670	100.0%	504,917	100.0%	134,753	26.7%
Consolidated operating expenses:
Merchant commissions	50,360	7.9%	40,974	8.1%	9,386	22.9%
Processing	95,426	14.9%	83,161	16.5%	12,265	14.7%
Selling	38,949	6.1%	33,239	6.6%	5,710	17.2%
General and administrative	91,774	14.3%	78,866	15.6%	12,908	16.4%
Depreciation and amortization	48,579	7.6%	36,920	7.3%	11,659	31.6%

Operating income	314,582	49.2%	231,757	45.9%	82,825	35.7%

Other expense, net	130	0.0%	519	0.1%	(389)	(75.2)%
Interest expense, net	10,960	1.7%	9,627	1.9%	1,333	13.8%
Provision for income taxes	87,111	13.6%	65,483	13.0%	21,628	33.0%

Net income	$216,381	33.8%	$156,128	30.9%	$60,253	38.6%

Operating income for segments:
North America	$168,622		$140,984		$27,638	19.6%
International	145,960		90,773		55,187	60.8%

Operating income	$314,582		$231,757		$82,825	35.7%

Operating margin for segments:
North America	50.3%		48.3%		2.0%
International	48.0%		42.6%		5.4%
Total	49.2%		45.9%		3.3%

Revenues and revenue per transaction

Our consolidated revenues increased from $504.9 million in the nine months ended September 30, 2012 to $639.7 million in the nine months ended September 30, 2013, an increase of $134.8 million, or 26.7%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the full period impact of acquisitions completed in 2012 as well as acquisitions completed in 2013, which contributed approximately $56 million in additional revenue in the nine months ended September 30, 2013 over the comparable period in 2012.

•	Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenue for the nine months ended September 30, 2013 over the comparable period in 2012. The macroeconomic environment was primarily impacted by the impact of higher fuel spread margins, partially offset by the unfavorable impact of changes in foreign exchange rates of $3.5 million, due to unfavorable fluctuations in the Brazilian Real and British Pound, as well as lower fuel prices in the nine months ended September 30, 2013 over the comparable period in 2012.

Consolidated revenue per transaction increased from $2.24 in the nine months ended September 30, 2012 to $2.69 in the nine months ended September 30, 2013, an increase of $0.45 or 20.3%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

North America segment revenues and revenue per transaction

North America revenues increased from $291.6 million in the nine months ended September 30, 2012 to $335.3 million in the nine months ended September 30, 2013, an increase of $43.8 million, or 15.0%. The increase in our North America segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the impact of an acquisition completed in 2013, which contributed approximately $6 million in additional revenue in the nine months ended September 30, 2013 over the comparable period in 2012.

•	Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it positively impacted our North American segment revenue for the nine months ended September 30, 2013 over the comparable period in 2012, primarily due to the impact of higher fuel spread margins, partially offset by the impact of lower fuel prices in the US.

North America segment revenue per transaction increased from $2.49 in the nine months ended September 30, 2012 to $2.73 in the nine months ended September 30, 2013, an increase of $0.25 or 9.9%. North America revenue per transaction was impacted by the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $213.3 million in the nine months ended September 30, 2012 to $304.3 million in the nine months ended September 30, 2013, an increase of $91.0 million, or 42.7%. The increase in our International segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, which contributed approximately $50 million in additional revenue in the nine months ended September 30, 2013 over the comparable period in 2012.

•	Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly negative impact on our International segment revenue for the nine months ended September 30, 2013 over the comparable period in 2012, primarily due to lower fuel prices internationally and changes in foreign exchange rates, partially offset by the impact of higher fuel spread margins. Changes in foreign exchange rates had a slightly unfavorable impact on revenues of approximately $3.5 million in the nine months ended September 30, 2013 over the comparable period in 2012, due primarily to unfavorable fluctuations in the Brazilian Real and British Pound.

International segment revenue per transaction increased from $1.97 in the nine months ended September 30, 2012 to $2.65 in the nine months ended September 30, 2013, an increase of $0.68 or 34.5%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, the majority of which have higher revenue per transaction products in comparison to our other businesses.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $41.0 million in the nine months ended September 30, 2012 to $50.4 million in the nine months ended September 30, 2013, an increase of $9.4 million, or 22.9%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions, as well as the impact of higher volume in revenue streams where merchant commissions are paid, primarily in our North American segment.

Processing Processing expenses increased from $83.2 million in the nine months ended September 30, 2012 to $95.4 million in the nine months ended September 30, 2013, an increase of $12.2 million, or 14.7%. Our processing expenses primarily increased due to acquisitions completed in 2012 and 2013, partially offset by efficiencies gained in certain of our more recently acquired businesses.

Selling Selling expenses increased from $33.2 million in the nine months ended September 30, 2012 to $39.0 million in the nine months ended September 30, 2013, an increase of $5.7 million, or 17.2%. Our selling expenses primarily increased due to acquisitions completed in 2012 and 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $78.9 million in the nine months ended September 30, 2012 to $91.8 million in the nine months ended September 30, 2013, an increase of $12.9 million, or 16.4%. Our general and administrative expenses primarily increased due to acquisitions completed in 2012 and 2013, as well as approximately $4.2 million in additional one-time deal related costs, which was partially offset by lower stock based compensation expense.

Depreciation and amortization Depreciation and amortization increased from $36.9 million in the nine months ended September 30, 2012 to $48.6 million in the nine months ended September 30, 2013, an increase of $11.7 million, or 31.6%. The increase in our depreciation and amortization expense is primarily due to acquisitions completed during 2012 and 2013, which resulted in an increase of $9.8 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets and development related to our GFN application.

Operating income and operating margin

Consolidated operating income

Operating income increased from $231.8 million in the nine months ended September 30, 2012 to $314.6 million in the nine months ended September 30, 2013, an increase of $82.8 million, or 35.7%. Our operating margin was 45.9% and 49.2% for the nine months ended September 30, 2012 and 2013, respectively. The increase in operating income and operating margin was due primarily to the impact of acquisitions completed during 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, the positive effect of the macroeconomic environment, driven by the impact of higher fuel spreads, as well as synergies gained in certain of our acquired businesses. The overall positive impact of the macroeconomic environment was slightly offset by the impact of unfavorable changes in foreign exchange rates and lower fuel prices.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $141.0 million in the nine months ended September 30, 2012 to $168.6 million in the nine months ended September 30, 2013, an increase of $27.6 million, or 19.6%. North America operating margin was 48.3% and 50.3% for the nine months ended September 30, 2012 and 2013, respectively. The increase in operating income and operating margin was due primarily to organic growth in the business driven by increases in volume and revenue per transaction, as well as the impact of the positive macroeconomic environment, driven by the impact of higher fuel spread margins.

International segment operating income

International operating income increased from $90.8 million in the nine months ended September 30, 2012 to $146.0 million in the nine months ended September 30, 2013, an increase of $55.2 million, or 60.8%. International operating margin was 42.6% and 48.0% for the nine months ended September 30, 2012 and 2013, respectively. The increase in operating income and operating margin was due primarily to the impact of acquisitions completed in 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, as well as synergies gained in certain of our acquired businesses. The macroeconomic environment had a slightly negative effect on International segment operating income, primarily driven by the unfavorable impact of foreign exchange rates and lower fuel prices.

Other expense, net

Other expense, net decreased from $0.5 million in the nine months ended September 30, 2012 to $0.1 million in the nine months ended September 30, 2013, a decrease of $0.4 million, a negligible change.

Interest expense, net

Interest expense increased from $9.6 million in the nine months ended September 30, 2012 to $11.0 million in the nine months ended September 30, 2013, an increase of $1.4 million, or 13.8%. The increase is due to an increase in borrowings in the nine months ended September 30, 2013 over the comparable period in 2012, primarily due to funding the purchase price for acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, as well as the relevant unused credit facility fees in the nine months ended September 30, 2013and 2012. There were no borrowings under our foreign Revolver B in the nine months ended September 30, 2012. There were no borrowings under our foreign swing line of credit in the nine months ended September 30, 2013.

	Nine months ended September 30,
	2013	2012
Term loan	1.74%	1.75%
Domestic Revolver A	1.76%	1.75%
Domestic Revolver A- Unused Credit Facility Fee	0.29%	0.25%
Foreign Revolver B	4.40%	N/A
Foreign Revolver B- Unused Credit Facility Fee	0.27%	N/A
Foreign swing line	N/A	2.04%

Provision for income taxes

The provision for income taxes increased from $65.5 million in the nine months ended September 30, 2012 to $87.1 million in the nine months ended September 30, 2013, an increase of $21.6 million, or 33.0%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 29.5% for nine months ended September 30, 2012 to 28.7% for the nine months ended September 30, 2013. Included in income tax expense in both the nine months ended September 30, 2012 and 2013 is the impact of income tax benefits resulting from the enactment of a U.K. statutory tax rate reduction during the third quarter of each period. This lower statutory rate was applied to deferred tax items, which are primarily payable in future periods, reducing income tax expense in the nine months ended September 30, 2012 and 2013 by approximately $3.5 million and $3.8 million, respectively. The decrease is also driven by a shift in the mix of earnings to foreign jurisdictions with lower tax rates.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $156.1 million in the nine months ended September 30, 2012 to $216.4 million in the nine months ended September 30, 2013, an increase of $60.3 million, or 38.6%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At September 30, 2013, our unrestricted cash and cash equivalent balance totaled $345.7 million. Our restricted cash balance at September 30, 2013 totaled $50.0 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At September 30, 2013, cash and cash equivalents held in foreign subsidiaries where we have determined such cash and cash equivalents are permanently reinvested is $317.8 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in the best interests of the Company to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the asset Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments prior to collecting customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2013, we had approximately $8.7 million available under our Securitization Facility. At September 30, 2013, we had approximately $617 million available under our Credit Facility, of which approximately $400 million was used for acquisitions completed subsequent to September 30, 2013.

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

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
(in millions)	2013	2012
Net cash provided by operating activities	$208.0	$33.1
Net cash used in investing activities	(392.3)	(203.5)
Net cash provided by financing activities	253.6	176.2

Operating activities Net cash provided by operating activities increased from $33.1 million in the nine months ended September 30, 2012 to $208.0 million in the nine months ended September 30, 2013. The increase is primarily due to a liability acquired with the Allstar business of $108 million and customer deposit of $44 million, each of which were paid during the first nine months of 2012. The remaining fluctuation is due to changes in working capital, as well as additional net income during the nine months ended September 30, 2013 over the comparable period in 2012.

Investing activities Net cash used in investing activities increased from $203.5 million in the nine months ended September 30, 2012 to $392.3 million in the nine months ended September 30, 2013. This increase is primarily due to the increase in cash paid for acquisitions in the nine months ended September 30, 2013.

Financing activities Net cash provided by financing activities increased from $176.2 million in the nine months ended September 30, 2012 to $253.6 million in the nine months ended September 30, 2013. The increase is primarily due to increased net borrowings on our Credit Facility and Securitization Facility of $45 million and $21 million, respectively, in the nine months ended September 30, 2013 over the comparable period in 2012, primarily due to funding the purchase price for acquisitions, as well as working capital needs.

Capital spending summary

Our capital expenditures increased from $13.6 million in the nine months ended September 30, 2012 to $15.3 million in the nine months ended September 30, 2013, an increase of $1.7 million, or 12.6%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of our European processing system GFN. We anticipate our capital expenditures for all of 2013 to be approximately $23 million as we continue to enhance our existing processing systems.

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

At September 30, 2013, we had $503.8 million in outstanding term loans, $225.0 million in borrowings outstanding on the domestic revolving A facility and $8.4 million in borrowings outstanding on the foreign revolving B facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At September 30, 2013, the interest rate on the term loan and domestic revolving A facility was 1.67% plus an unused credit facility fee of 0.25% and the interest rate on the foreign revolving B facility was 4.12% plus an unused credit facility fee of 0.25%.

The stated maturity date for our term loan and revolving loans and letters of credit under the Credit Agreement is March 20, 2018. The term loan is payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made.

During the nine months ended September 30, 2013, we made principal payments of $21.3 million on the term loan, $155.0 million on the domestic revolving A facility and $44.5 million on the foreign revolving B facility. As of September 30, 2013, we were in compliance with each of the covenants under the Credit Facility.

New Zealand Facility

On April 29, 2013, we entered into a 12 million New Zealand dollar ($9.9 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”). This facility is for purposes of funding the working capital needs of our recently acquired business, CardLink, in New Zealand. This facility matures on April 30, 2014. A line of credit charge accrues at a rate of 0.025% times the facility limit each month. Interest accrues on outstanding borrowings at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The New Zealand Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include compliance with certain financial ratios.

We did not have an outstanding unpaid balance on this facility at September 30, 2013. As of September 30, 2013, we were in compliance with each of the covenants under the New Zealand Facility.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, with a purchase limit of $500 million. We refer to this arrangement as the Securitization Facility in this report. The facility was amended for the eighth time on February 4, 2013 to extend the facility termination date to February 3, 2014. There is a program fee equal to the commercial paper rate of 0.17%, plus 0.675% as of September 30, 2013. The unused facility fee is payable at a rate of 0.30% per annum as of September 30, 2013.

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

Other Liabilities

Additionally, in connection with the acquisition of two businesses, we owe final payments of $11.3 million and $1.3 million due on December 15, 2013 and April 2, 2014, respectively. We are also party to several acquisition agreements that include remaining contingent earn out payments which have an estimated fair value totaling $109.8 million, which are payable $25.9 million in 2013, $81.9 million in 2014, $0.8 million in 2015, $0.9 million in 2016 and $0.3 million in 2017.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended September 30, 2013, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2012. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Revenues, net	$225,150	$186,932	$639,670	$504,917
Merchant commissions	16,944	12,930	50,360	40,974

Total adjusted revenues	$208,206	$174,002	$589,310	$463,943

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

Set forth below is a reconciliation of EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net income	$78,620	$59,648	$216,381	$156,128
Provision for income taxes	29,035	22,943	87,111	65,483
Interest expense, net	3,756	3,246	10,960	9,627
Depreciation and amortization	18,060	13,591	48,579	36,920
Other (income) expense, net	(156)	(3)	130	519

EBITDA	$129,315	$99,425	$363,161	$268,677

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Net income	$78,620	$59,648	$216,381	$156,128
Stock based compensation	4,382	6,494	12,441	14,287
Amortization of intangible assets	12,296	8,687	31,535	23,044
Amortization of premium on receivables	816	816	2,448	2,449
Amortization of deferred financing costs	841	545	2,434	1,596

Total pre-tax adjustments	18,335	16,542	48,858	41,376
Income tax impact of pre-tax adjustments at the effective tax rate	(5,596)	(4,595)	(14,639)	(12,226)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Adjusted net income	$91,359	$71,595	$250,600	$185,278

Net income per diluted share	$0.93	$0.69	$2.56	$1.82
Adjusted net income per diluted share	$1.08	$0.83	$2.97	$2.16
Diluted shares	84,905	86,224	84,446	85,681

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013 there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of September 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material and we were not involved in any material legal proceedings that terminated during the fourth quarter, except as described below. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. Since 2010, we have been involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we were dominant in a relevant market with its Keyfuels product. The Office of Fair trading has investigated the allegations and following an extensive enquiry process, the Office of Fair Trading has concluded that it has no grounds to take action against us or our subsidiaries over the alleged abuse of dominance. The Office of Fair Trading issued a news release to this effect on October 31, 2013.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Ninth Amendment, dated September 25, 2013, to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 4, 2013, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 8, 2013.

FleetCor Technologies, Inc. (Registrant)

Signature	Title

/s/ Ronald F. Clarke Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)