Form 10-K
period 2013-12-31
FLEETCOR TECHNOLOGIES INC
filed 2014-03-03
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,564,802,000 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.

As of February 7, 2014, there were 82,479,701 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 29, 2014 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.

FORM 10-K

For The Year Ended December 31, 2013

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

PART I

ITEM 1. BUSINESS

General

FleetCor is a leading independent global provider of fuel cards and workforce payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments. In 2013, we processed approximately 328 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. In order to deliver our payment programs and services and process transactions, we own and operate proprietary “closed-loop” networks through which we electronically connect to merchants and capture, analyze and report customized information. We also use third-party networks to deliver our payment programs and services in order to broaden our card acceptance and use. To support our payment products, we also provide a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Our customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs.

We market our payment products directly to a broad range of businesses, commercial fleet customers, oil companies, petroleum marketers and government entities. Among these customers, we provide our products and services to commercial fleets of all sizes. These fleets include small and medium commercial fleets, which we believe represent an attractive segment of the global commercial fleet market given their relatively high use of less efficient payment products, such as cash and general purpose credit cards. We also manage commercial fleet card programs for major oil companies, such as British Petroleum (BP) (including its subsidiary Arco), Chevron and Shell, and over 800 petroleum marketers.

These companies collectively maintain hundreds of thousands of end-customer relationships with commercial fleets. We refer to these major oil companies, leasing companies and petroleum marketers with whom we have strategic relationships as our “partners.”

FleetCor’s predecessor company was organized in the United States in 1986.

Our products and services

We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations. We support these cards with specialized issuing, processing and information services that enable us to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. Depending on our customer’s and partner’s needs, we provide these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.

In addition, we offer a telematics solution in the U.S. and Europe that combines global positioning, satellite tracking and other wireless technology to allow fleet operators to monitor the capacity utilization and movement of their vehicles and drivers. We also provide a vehicle maintenance service offering that helps fleet customers to better manage their vehicle maintenance, service, and repair needs in the U.K. In Mexico, we offer prepaid fuel and food vouchers and cards that may be used as a form of payment in restaurants, grocery stores and gas stations. We market these payment products to small, medium and large businesses, which provide these cards and vouchers to their employees as benefits, as well as a tool to manage fuel expenses. We offer a similar workforce payment product in Brazil related to public transportation and toll vouchers. Additionally in Brazil, we have designed proprietary equipment which, when installed at the fueling site and on the vehicle and combined with our processing system, significantly reduces the likelihood of unauthorized and fraudulent transactions. We offer this product to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, including sea-going vessels, mining equipment, agricultural equipment, and locomotives. Other than our fuel card products and services, no other products or services accounted for 10% or more of consolidated revenues in any of the last three fiscal years.

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

North America proprietary closed-loop networks

•	Fuelman network—our primary proprietary fleet card network in the United States. We have negotiated card acceptance and settlement terms with over 12,500 individual merchants, providing the Fuelman network with more than 50,000 fueling sites and nearly 28,000 maintenance sites across the country.

•	Corporate Lodging Consultants network (CLC)—our proprietary lodging network in the United States and Canada. The CLC Lodging network covers more than 17,800 hotels across the United States and Canada.

•	Commercial Fueling Network (CFN)—our “members only” unattended fueling location network in the United States and Canada. The CFN network is composed of approximately 2,630 fueling sites, each of which is owned by a CFN member, and the majority of which are unattended cardlock facilities. The CFN membership base is comprised of approximately 260 independent petroleum marketers. Our members join CFN to provide network access to their fleet customers and benefit from fleet card volume generated by our other members’ fleet customers fueling at their locations.

•	Marcus—our proprietary fleet management telematics solution serving customers primarily in the United States and Canada. The Marcus solution provides fleet management services to more than 100,000 devices across North America.

International proprietary closed-loop networks

•	Allstar network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 3,800 individual merchants, providing this network with over 7,500 fueling sites.

•	Keyfuels network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 480 individual merchants, providing the Keyfuels network with over 2,290 fueling sites.

•	CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including Agip, Benzina, OMV and Shell, and with approximately 1,600 other merchants, providing the CCS network with over 2,500 fueling sites and 1,400 other sites accepting our cards.

•	Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus, Lithuania, Estonia, Latvia and Kazakhstan. We have negotiated card acceptance and settlement terms with about 725 individual merchants, providing the PPR network with approximately 11,600 fueling sites across the region.

•	Efectivale network—our proprietary fuel and food card and voucher networks in Mexico. We have negotiated acceptance and settlement terms with approximately 18,400 individual merchants, providing the Mexican network with over 5,900 fueling sites and 67,700 food sites.

•	CTF network—our acquired proprietary fuel controls network in Brazil. We have partnerships with BR Distribuidora (Petrobas) and Ipiranga Distribuidora, retail oil distributors in Brazil. CTF’s processing system works at over 1,000 highway fueling sites through these partnerships.

•	1link service network—our proprietary maintenance and repair network in the United Kingdom. The 1link network processes transactions for more than 5,700 supplier accounts at more than 8,900 service centers across the United Kingdom.

•	Auto Expresso network—our proprietary toll network in Brazil. The Auto Expresso network processes toll transactions on more than 90% of toll roads across Brazil.

•	VB Distribution system—our proprietary distribution network in Brazil for transportation cards. The VB distribution network distributes cards for more than 900 public transportation agencies across Brazil.

Third-Party networks

In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•	MasterCard network—In the United States and Canada, we issue corporate cards that utilize the MasterCard payment network, which includes approximately 185,000 fuel sites and 492,000 maintenance location. Our co-branded MasterCard corporate cards have additional purchasing capabilities and can be accepted at over 7.9 million locations throughout the United States and Canada. We market these cards to customers who require card acceptance beyond our proprietary merchant locations. The MasterCard network delivers the ability to capture value-added transaction data at the point-of-sale and allows us to provide customers with fleet controls and reporting comparable to those of our proprietary fleet card networks.

•	Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and petroleum marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•	UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 48,000 points of acceptance in 39 European countries, including more than 33,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•	DKV network—DKV operates a network of over 54,000 fleet card-accepting locations across 42 countries throughout Europe, including more than 38,000 fueling sites. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet networks—In Mexico, we issue fuel cards and food cards that utilize the Carnet payment network, which includes approximately 9,300 fueling sites and 84,700 food locations across the country.

Customers and distribution channels

We provide our products and services primarily to fleet customers and our major oil company and petroleum marketer partners. Our commercial fleet customers are businesses that operate fleets comprised of one or more vehicles, including small fleets (1-10 vehicles), medium fleets (11-150 vehicles), large fleets (over 150 vehicles), and government fleets (which are owned and operated by governments). We also provide services through strategic relationships with our partners, ranging in size from major oil companies, such as British Petroleum (BP) (including its subsidiary, Arco), Chevron and Shell, to smaller petroleum marketers with as little as a single fueling location. While we refer to companies with whom we have strategic relationships as “partners,” our legal relationships with these companies are contractual, and do not constitute legal partnerships.

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

We primarily provide issuing, processing and information services to our major oil company partners, as these partners utilize their proprietary networks of branded locations to support their card programs. In addition, we provide network services to those major oil company partners who choose to offer a co-branded MasterCard as part of their card program. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from two to seven years. Our top three strategic relationships with major oil companies represented in the aggregate approximately 13%, 16%, and 21% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively. No single partner represented more than 10% of our consolidated revenue in 2013 and 2012. In 2011, our relationship with Chevron represented approximately 11% of our consolidated revenue.

We provide similar products and services to government fleet customers as we provide to other commercial fleet customers. Our government fleet customers generally constitute local, state or federal government-affiliated departments and agencies with vehicle fleets, such as police vehicle fleets and school bus fleets. We provide food, fuel, toll and transportation cards and vouchers to commercial businesses, fleets and governmental agencies. For a description of our financial information by our North America and International segments and geographical areas, see “Note 15—Segments.”

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

In marketing our products and services, we emphasize the size and reach of our acceptance networks, the benefits of our purchasing controls and reporting functionality and a commitment to high standards of customer service.

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

Our primary means of acquiring new customers include:

•	Field sales—Our direct sales team includes field sales representatives, who conduct face-to-face sales presentations and product demonstrations with prospects, assist with post-sale program implementation and training and provide in-person account management. Our field sales force generally targets fleets with more than 15 vehicles or cards. Field sales representatives also attend and manage our marketing at tradeshows.

•	Telesales—We have telesales representatives handling inbound and outbound sales calls.

•	Our inbound call volume is primarily generated as a result of marketing activities, including, direct marketing, point-of-sale marketing and the web.

•	Our outbound phone calls typically target fleets that have expressed an initial interest in our services or have been identified through database analysis as prospective customers. Our telesales teams generally target fleets with 15 or fewer vehicles or cards. We also leverage our telesales channel to cross-sell additional products to existing customers.

•	Direct marketing—We market directly to potential fleet customers via mail and email. We test various program offers and promotions, and adopt the most successful features into subsequent direct marketing initiatives. We seek to enhance the sales conversion rates of our direct marketing efforts by coordinating timely follow-up calls by our telesales teams.

•	Point-of-sale marketing—We provide marketing literature at the point-of-sale within our proprietary networks and those of major oil companies and petroleum marketers. Literature may include “take-one” applications, pump-top advertising and in-store advertising. Our point-of-sale marketing leverages the branding and distribution reach of the physical merchant locations.

•	Internet marketing—We manage numerous marketing websites around the world and purchase both banner and pay-per-click advertisements. Our marketing websites tend to fall into two categories: product-specific websites and marketing portals. Our Web advertisements focus on key words and sites frequently used by our target customers.

•	Product-specific websites—Our product-specific websites, including fuelman.com, cfnnet.com, checkinncard.com and keyfuels.co.uk, focus on one or more specific products, provide the most in-depth information available online regarding those particular products, allow prospects to apply for cards online (where appropriate) and allow customers to access and manage their accounts online. We manage product-specific websites for our own proprietary card programs as well as card programs of select oil companies and petroleum marketers.

•	Marketing portals—Our marketing portals, including fleetcardsUSA.com and fuelcards.co.uk, serve as information sources for fleet operators interested in fleet card products. In addition to providing helpful information on fleet management, including maintenance, tax reporting and fuel efficiency, these websites allow fleet operators to research card products, compare the features and benefits of multiple products, and identify the card product which best meets the fleet manager’s needs. Our exclusive FleetMatch™ technology matches an operator’s information, including fleet size, geographic span of operations and fuel type usage, to the benefits and features of our various fleet card products and provides a customized product recommendation to the fleet manager.

As part of our internet marketing strategy, we monitor and modify our marketing websites to improve our search engine rankings and test our advertising keywords to optimize our pay-per-click advertising spend among the major internet search firms such as Google and Yahoo.

•	Strategic relationships—We have developed and currently manage relationships with over 800 oil companies, independent petroleum marketers, card marketers and leasing companies. Our major oil company and petroleum marketer relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. Our card programs for major oil companies and petroleum marketers carry their proprietary branding and may or may not be accepted in one of our merchant networks. We benefit from the marketing efforts of major oil companies and petroleum marketers with whom we have strategic relationships to attract customers to their fueling locations. We manage the fleet card sales and marketing efforts for several major oil companies across the full spectrum of channels, including field sales, telesales, direct marketing, point-of-sale marketing and internet marketing. In these cases, we establish dedicated sales and marketing teams to focus exclusively on marketing the products of major oil companies and petroleum marketers. Our major oil company relationships include some of the world’s largest oil companies such as BP, Chevron and Shell. Through our leasing company relationships, we offer our payment processing, vehicle maintenance and information management services to their fleet customers as part of the leasing company’s broader package of fleet services. Our leasing company relationships all reside outside of North America, and we view these relationships as an important strategic growth area.

Account management

•	Customer service, account activation, account retention. We provide account management and customer service to our customers. Based in dedicated call centers across our key markets, these professionals handle transaction authorizations, billing questions and account changes. Customers also have the opportunity to self-service their accounts through interactive voice response and online tools. We monitor the quality of the service we provide to our customers by adhering to industry standard service levels with respect to abandon rates and answer times and through regular agent call monitoring. We also conduct regular customer surveys to ensure customers are satisfied with our products and services. In addition to our base customer service support, we provide the following specialized services:

•	Welcome and activation—We have dedicated teams that contact and welcome our new customers. These teams focus on successful activation and utilization of our new customers and provide training and education on the use of our products and services.

•	Strategic account management—We assign designated account managers who serve as the single point of contact for our large fleets. Our account managers have in-depth knowledge of our programs and our customers’ operations and objectives. Our account managers train fleet operators and support them on the operation and optimal use of our programs, oversee account setup and activation, review online billing and create customized reports. Our account managers also prepare periodic account reviews, provide specific information on trends in their accounts and work together to identify and discuss major issues and emerging needs of large fleets.

•	Account retention—We have proprietary, proactive strategies to contact customers who may be at risk of terminating their relationship with us. Through these strategies we seek to address service concerns, enhance product structures and provide customized solutions to address customer issues.

•	Merchant network services—Our representatives work with merchants such as fuel and vehicle maintenance providers to enroll them in one of our proprietary networks, install and test all network and terminal software and hardware and train them on the sale and transaction authorization process. In addition, our representatives provide transaction analysis and site reporting and address settlement issues.

•	Credit underwriting and collections. We follow detailed application credit review, account management, and collections procedures for all our fleet customers. We use multiple levers including billing frequency, payment terms, spending limits and security to manage risk in our portfolio.

•	New account underwriting. We use a combination of quantitative, third-party credit scoring models and judgmental underwriting to screen potential customers and establish appropriate credit terms and spend limits. Our underwriting process provides additional scrutiny for large credit amounts and we utilize tiered credit approval authority among our management.

•	Prepaid and secured accounts. We also offer products and services on a prepaid or fully-secured basis. Prepaid customer accounts are funded with an initial deposit and subsequently debited for each purchase transacted on the cards issued to the customer. Fully-secured customer accounts are funded with an initial deposit equal to the anticipated purchase volume for a given timeframe. The deposit is held until such time as the customer either fails to pay the account or closes its account after paying outstanding amounts. Under either approach, our prepaid and fully-secured offerings allow us to market to a broader universe of prospects, including customers who might otherwise not meet our credit standards.

•	Monitoring and account management. We have developed proprietary fraud detection programs to monitor transactions and prevent misuse of our products. We monitor the credit quality of our portfolio monthly utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts. We conduct targeted strategies to minimize exposure to high risk accounts, including reducing spending limits and payment terms or requiring additional security.

•	Collections. As accounts become delinquent, we may suspend future transactions based on our risk assessment of the account. Our collections strategy includes a combination of internal and outsourced resources which use both manual and dialer-based calling strategies. We use a segmented collection strategy which prioritizes higher risk and higher balance accounts. For severely delinquent, high balance accounts we may pursue legal remedies.

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

We compete with independent fleet card providers, providers of card and employee benefit outsourcing services and major financial services companies as well as major oil companies and petroleum marketers that issue their own fleet cards. We also compete with providers of alternative payment mechanisms, such as financial institutions that issue corporate and consumer credit cards, and merchants offering house accounts as well as other forms of credit. Our primary independent fleet card and workforce productivity solutions competitors are WEX Inc., Comdata Corporation and U.S. Bank Voyager Fleet Systems Inc. in North America and WEX Inc., Edenred, Sodexo, Inc., Alelo, Ebbon-Dacs and Fleet on Demand internationally.

Technology

Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2013, we spent more than $53 million in capital and operating expenses to operate, protect and enhance our technology and is expected to increase to approximately $57 million in 2014 due to the continued build out of our proprietary processing platform in Europe and Asia, as well as the integration of our recently acquired businesses.

Our technology function is based in the United States, Europe and Brazil and has expertise in the management of applications, transaction networks and infrastructure. We operate application development centers in the United States, United Kingdom, Netherlands, Russia, Czech Republic, Brazil and New Zealand. Our distributed application architecture allows us to maintain, administer and upgrade our systems in a cost-effective and flexible manner. We integrate our systems with third-party vendor applications for certain products, sales and customer relationship management and back-office support. Our technology organization has undertaken and successfully executed large scale projects to develop or consolidate new systems, convert oil company and petroleum marketer systems and integrate acquisitions while continuing to operate and enhance existing systems.

Our technology infrastructure is supported by best-in-class, highly-secure data centers, with redundant locations. We operate four primary data centers, located in Atlanta, Georgia, Prague, Czech Republic, Las Vegas, Nevada and Moscow, Russia. We use only proven technology and have no foreseeable capacity limitations. Our systems meet the highest standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use sophisticated security protocols for communication among applications, and our employees access critical components on a need-only basis. As of December 31, 2013, we have not experienced any breaches in network, application or data security.

We maintain up-to-date disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2013, we experienced 99.99% up-time for authorizations.

Proprietary processing systems

We operate several proprietary processing systems that provide the features and functionality to run our card programs and product offerings, including our card issuing, processing and information services. Our processing systems also integrate with our proprietary networks, which provide brand awareness and connectivity to our acceptance locations that enables the “end-to-end” card acceptance, data capture and transaction authorization capabilities of our card programs. Our proprietary processing systems and aggregation software are tailored to meet the unique needs of the individual markets they serve.

Intellectual property

Our intellectual property is an important element of our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, confidentiality agreements, contractual provisions and similar measures to protect our intellectual property. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have internal policies regarding the protection, disclosure and use of our confidential information. Confidentiality, license or similar agreements or clauses are generally used with our business partners and vendors to control access, use and distributions of our intellectual property. Unauthorized persons may attempt to obtain our intellectual property despite our efforts and others may develop similar intellectual property independently. We own trademarks and registered trademarks supporting a number of our brands, such as FleetCor, Fuelman, FleetNet, Global FleetNet, FleetCards USA, CFN, NexTraq, CrewView, and Mannatec in the United States. We also own trademarks and registered trademarks in various foreign jurisdictions for a number of our brands, such as Keyfuels, The Fuelcard Company, CCS, iMonitor, Transit Card, Allstar, Epyx, 1link, PPR, NKT, CTF, CardLink, and Efectivale. We also hold a number of patents relating to telematics inventions.

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

Credit Card Accountability, Responsibility, and Disclosure Act of 2009

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 amended provisions of TILA that affect consumer credit and also directed the Federal Reserve Board to study the use of credit cards by small businesses and to make legislative recommendations. The report concluded that it is not clear whether the potential benefits outweigh the increased cost and reduced credit availability if the disclosure and substantive restrictions applicable to consumer cards were to be applied to small business cards. Legislation has been introduced, from time to time, to increase the protections afforded to small businesses that use payment cards. If legislation of this kind were enacted, our products and services for small businesses could be adversely impacted.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services, and financial markets. Among its most notable provisions is the creation of the Consumer Financial Protection Bureau, which is charged with regulating consumer financial products or services and which is assuming much of the rulemaking authority under TILA, ECOA, FCRA, and other federal laws affecting the extension of credit. The implementation of the Dodd-Frank Act is ongoing, and as a result, its overall impact remains unclear. Its provisions, however, are sufficiently far reaching that, even though our industry was not targeted, it is possible that we could be directly or indirectly impacted. For example, a provision of the law requires credit card issuers to collect and report information regarding applications made by women and minority owned businesses and small businesses. We continue to prepare for this requirement, but proposed regulations have not been published.

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

Employees and labor relations

As of December 31, 2013, we employed approximately 3,500 employees, approximately 900 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.

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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2013. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	58	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	54	Chief Financial Officer
Todd W. House	42	President— North America Fuel Cards
John S. Coughlin	46	Executive Vice President—Global Corporate Development
Jeffrey D. Lamb	56	Executive Vice President—New Products
Timothy J. Downs	56	President—Corporate Lodging Consultants
Charles Freund	41	President—Emerging Markets
Andrew R. Blazye	55	President—International Corporate Development
John A. Reed	59	Global Chief Information Officer
Michael Scarbrough	49	President—NexTraq

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

Todd W. House has been our President— North America Fuel Cards since November 2013. Prior to this Mr. House was President—U.S. Direct Business since December 2010 and our Chief Operating Officer since April 2009. From July 2007 to April 2009, Mr. House held various positions, including Chief Financial Officer, with Axiant, LLC, a provider of financial services and recovery management solutions. On November 20, 2009, Axiant, LLC filed a petition for bankruptcy under the federal bankruptcy laws. From April 2005 to July 2007, Mr. House was Vice President and Chief Credit Officer with Carmax, Inc., an automobile retailer. From August 1993 to April 2005, Mr. House was Vice President—Credit Risk Management with Capital One Financial Corp., a financial services company.

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

Andrew R. Blazye serves as our President—International Corporate Development since 2012. From July 2007 to May 2012, Mr. Blazye served as our Chief Executive Officer—FleetCor Europe and continues to perform the duties associated with this role until a replacement is identified. From April 2006 to June 2007, Mr. Blazye was a Group Director for Dunnhumby Ltd., a research firm. From September 1980, to March 2006, Mr. Blazye held various positions with Shell International Ltd., a subsidiary of Royal Dutch Shell plc, a global energy company, including Global Payments General Manager.

John A. Reed has been our Global Chief Information Officer over product development and IT operations since 2013. From 2009 to 2013, Mr. Reed served as the Senior Vice President, Global Architecture and Technology at First Data Corporation, a global payment processing company. From 1997 to 2009, Mr. Reed served in various technology leadership roles at Unisys, Zurich Insurance and MBNA, Bank of America.

Michael Scarbrough joined us as President—NexTraq in connection with our acquisition of NexTraq in October 2013. Prior to joining us, Mr. Scarbrough held various positions with NexTraq, including Chief Operating Officer and Chief Financial Officer from 2005 to 2009 and President since 2009.

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

Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2013, approximately 20% of our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.

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

Approximately 16% of our consolidated revenue in 2013 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.

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

Our card programs include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. We derived approximately 65% of our consolidated revenues from these fees and charges during the year ended December 31, 2013. If the users of our cards decrease their transaction activity, the extent to which their use of optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.

We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.

The market for our products and services is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in North America are small, regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards and major financial services companies that provide card services to major oil companies and petroleum marketers. Competitors in the hotel card business include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies, among others. Competitors in the mobile telematics business include the major car companies, wireless phone service providers and independent services companies, among others. We also compete for customers with providers of alternative payment mechanisms, such as financial institutions that issue corporate and consumer credit cards and merchants offering house cash accounts or other forms of credit. Our primary competitors in Europe, Australia and New Zealand are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers. Our primary competitors in Latin America are independent providers of food, fuel, toll, transportation and fleet cards and vouchers, commercial fleet cards offered by the major oil companies and providers of card outsourcing services to major oil companies and petroleum marketers.

The most significant competitive factors in our business are the breadth of product and service features, network acceptance size, customer service, account management, and price. We may experience competitive disadvantages with respect to any of these factors from time to time as potential customers prioritize or value these competitive factors differently. As a result, a specific offering of our products and service features, networks and pricing may serve as a competitive advantage with respect to one customer and a disadvantage for another based on the customers’ preferences.

Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources. In addition, our larger competitors may also have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. For example, major oil companies and petroleum marketers and large financial institutions may choose to integrate fuel-card services as a complement to their existing card products and services, as well as offer add on complementary services. As a result, they may be able to adapt more quickly to new or emerging technologies and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.

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

We intend to seek to expand our strategic relationships with major oil companies. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” During 2013, our top three strategic relationships with major oil companies accounted for approximately 13% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from two to seven years.

The success of our business is in part dependent on our ability to maintain these strategic relationships and enter into additional strategic relationships with major oil companies. In our relationships with these major oil companies, our services are marketed under our partners’ brands. If these partners fail to maintain their brands, or decrease the size of their branded networks, our ability to grow our business may be adversely affected. Also, our inability to maintain or further develop these relationships or add additional strategic relationships could materially and adversely affect our business and operating results.

To enter into a new strategic relationship or renew an existing strategic relationship with a major oil company, we often must participate in a competitive bidding process, which may focus on a limited number of factors, including pricing. The bidding and negotiating processes generally occur over a protracted time period. The use of these processes may affect our ability to effectively compete for these relationships. Our competitors may be willing to bid for these contracts on pricing or other terms that we consider uneconomical in order to win this business. The loss of our existing major oil company partners or the failure to contract or delays in contracting with additional partners could materially and adversely affect our business, operating results and financial condition.

We depend, in part, on our merchant relationships to grow our business. To grow our customer base, we must retain and add relationships with merchants who are located in areas where our customers purchase fuel, maintenance services and lodging. If we are unable to maintain and expand these relationships, our business may be adversely affected.

With respect to the closed-loop networks we utilize, a portion of our growth is derived from acquiring new merchant relationships to serve our customers, as well as from our new and enhanced product and service offerings and cross-selling our products and services through existing merchant relationships. We rely on the continuing growth of our merchant relationships and our distribution channels in order to expand our customer base. There can be no guarantee that this growth will continue. Similarly, our growth also will depend on our ability to retain and maintain existing merchant relationships that accept our proprietary closed-loop networks in areas where our customers purchase fuel and lodging. Our contractual agreements with fuel merchants and service garages typically have initial terms of one year and automatically renew on a year-to-year basis unless either party gives notice of termination. Our agreements with lodging providers typically have initial terms of one year and automatically renew on a month-to-month basis unless either party gives notice of termination. Furthermore, merchants with which we have relationships may experience bankruptcy, financial distress, or otherwise be forced to contract their operations. The loss of existing merchant relationships, the contraction of our existing merchants’ operations or the inability to acquire new merchant relationships could adversely affect our ability to serve our customers and our business and operating results.

A decline in general economic conditions, and in particular, a decline in demand for fuel and other vehicle products and services would adversely affect our business, operating results and financial condition.

Our operating results are materially affected by conditions in the economy generally, both in the United States and internationally. We generate revenue based in part on the volume of fuel purchase transactions we process. Our transaction volume is correlated with general economic conditions, particularly in the United States, Europe, Russia, Latin America, Australia and New Zealand, and the amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other vehicle products and services by businesses. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers, which are largely comprised of commercial fleets, to demand less fuel, or lead our partners to reduce their use of our products and services. These declines could result from, among other things, reduced fleet traffic, corporate purchasing, travel and other commercial activities from which we derive revenue.

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

We are unable to predict the likely duration of the ongoing sluggish economic conditions in the United States, Europe, Russia, Latin America, Australia and New Zealand. As a result, continued weakness in general economic conditions or increases in interest rates in key countries in which we operate, could adversely affect our business and operating results.

We have expanded into new lines of business in the past and may do so in the future. If we are unable to successfully integrate these new businesses, our results of operations and financial condition may be adversely affected.

We have expanded our business to encompass new lines of business in the past. For example, within the past five years we have entered into the telematics business in the United States and Europe, transaction processing, fuel, food, toll and transportation card and voucher businesses in Brazil and Mexico, and the lodging card business in the United States. We may continue to enter new lines of business and offer new products and services in the future. There is no guarantee that we will be successful in integrating these new lines of business into our operations. If we are unable to do so, our operating results and financial condition may be adversely affected.

If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology, the marketplace or major oil partner requirements, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers and partners.

The markets for our products and services are highly competitive, and characterized by technological change, frequent introduction of new products and services and evolving industry standards. We must respond to the technological advances offered by our competitors and the requirements of our customers and partners, in order to maintain and improve upon our competitive position and fulfill contractual obligations. We may be unsuccessful in expanding our technological capabilities and developing, marketing or selling new products and services that meet these changing demands, which could jeopardize our competitive position. In addition, we engage in significant efforts to upgrade our products and services and the technology that supports these activities on a regular basis. If we are unsuccessful in completing the migration of material technology, otherwise upgrading our products and services and supporting technology or completing or gaining market acceptance of new technology, products and services, it would have a material adverse effect on our ability to retain existing customers and attract new ones in the impacted business line.

Our debt obligations, or our incurrence of additional debt obligations, could limit our flexibility in managing our business and could materially and adversely affect our financial performance.

At December 31, 2013, we had approximately $1.5 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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

We meet a significant portion of our working capital needs through a securitization facility, pursuant to which we sell accounts receivable to a special-purpose entity that in turn sells undivided participation interests in the accounts receivable to certain purchasers, who finance their purchases through the issuance of short-term commercial paper. The securitization facility has a one year term. Although we have been able to renew our securitization facility annually, there can be no assurance that we will continue to be able to renew this facility in the future on terms acceptable to us. For example, the market for commercial paper experienced significant volatility during the financial crisis that began in 2008.

Also, a significant rise in fuel prices could cause our accounts receivable to increase beyond the capacity of the securitization facility. There can be no assurance that the size of the facility can be expanded to meet these increased working capital needs. Further, we may not be able to fund such increases in accounts receivable with our available cash resources. Our inability to meet working capital needs could adversely affect our financial condition and business, including our relationships with merchants, customers and partners. Further, we are exposed to the risk of increased interest rates because our borrowings under the securitization facility are subject to variable rates of interest.

We are subject to risks related to volatility in foreign currency exchange rates, and restrictions on our ability to utilize revenue generated in foreign currencies.

As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2013, approximately 49% of our revenue was denominated in currencies other than the U.S. dollar (primarily Czech koruna, Russian ruble, British pound, Brazilian real, Mexican peso, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.

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

We have been an active business acquirer in the United States and internationally, and, as part of our growth strategy, we expect to seek to acquire businesses, commercial account portfolios, technologies, services and products in the future. We have substantially expanded our overall business, customer base, headcount and operations through acquisitions. The acquisition and integration of each business involves a number of risks and may result in unforeseen operating difficulties and expenditures in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired business. Furthermore, acquisitions may:

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

Further, an acquisition may negatively affect our operating results because it may require us to incur charges and substantial debt or other liabilities, may cause adverse tax consequences, substantial depreciation and amortization or deferred compensation charges, may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, may include substantial contingent earn-out payments or other compensation that reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs.

We conduct a significant portion of our business in foreign countries and we expect to expand our operations into additional foreign countries where we may be adversely affected by operational and political risks that are greater than in the United States.

We have foreign operations in, or provide services for commercial card accounts in Australia, Azerbaijan, Belarus, Belgium, Benin, Botswana, Brazil, Cameroun, Canada, the Czech Republic, Estonia, France, Gabon, Georgia, Ghana, Hong Kong, Ireland, Kazakhstan, Kenya, Latvia, Lithuania, Luxembourg, Macau, Malawi, Malaysia, Mexico, Moldova, the Netherlands, New Zealand, Papua New Guinea, Peru, Philippines, Portugal, Republic of Cyprus, Russia, Singapore, Slovakia, South Africa, Tanzania, United Arab Emirates, the United Kingdom, Zambia and Zimbabwe. We also expect to seek to expand our operations into various countries in Asia, Europe and Latin America as part of our growth strategy.

Some of the countries where we operate, and other countries where we will seek to operate, specifically Russia, Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the United States. For example, Russia and the Ukraine are experiencing significant unrest, which could escalate into armed conflict and economic sanctions by the U.S., United Nations or other countries against Russia. In addition, changes in laws or regulations, including with respect to payment service providers, taxation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition. In addition, conducting and expanding our international operations subjects us to other risks that we do not generally face in the United States. These include:

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

Our ability to process and authorize transactions electronically depends on our ability to communicate electronically through point-of-sale devices and electronic networks that are owned and operated by third parties. In addition, in order to process transactions promptly, our computer equipment and network servers must be functional 24 hours a day, which requires access to telecommunications facilities managed by third-parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks, including as a result of utility or third-party system interruptions, could impair our ability to authorize transactions and process information, which could harm our reputation, result in a loss of customers or partners and adversely affect our business and operating results.

We also utilize third-party providers to assist us with business continuity and disaster recovery operations. As a result, we are subject to the risk of a provider’s unresponsiveness in the event of a significant breakdown in our computer equipment or networks. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

We may incur substantial losses due to fraudulent use of our payment cards or vouchers.

Under certain circumstances, when we fund customer transactions, we may bear the risk of substantial losses due to fraudulent use of our payment cards or vouchers. We do not maintain any insurance to protect us against any such losses.

We may not be able to adequately protect the data we collect, which could subject us to liability and damage our reputation.

We electronically receive, process, store and transmit data and sensitive information about our customers and merchants, including bank account information and expense data. We keep this information confidential; however, our websites, networks, information systems, services and technologies may be targeted for sabotage, disruption or misappropriation. Unauthorized access to our networks and computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our service and operations.

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

Furthermore, new technologies may displace fleet cards as payment mechanisms for fuel purchase transactions. A decline in the acceptance and use of fleet cards, and electronic payment transactions generally, by businesses and merchants could have a material adverse effect on our business, operating results and financial condition. The market for our lodging cards, food vouchers and cards, transportation and toll road payments, telematics solutions and fleet maintenance management services is also evolving and those portions of our business are subject to similar risks.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results.

Our balance sheet includes goodwill and intangible assets that represent approximately 61% of our total assets at December 31, 2013. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.

If we are unable to protect our intellectual property rights and confidential information, our competitive position could be harmed and we could be required to incur significant expenses in order to enforce our rights.

To protect our proprietary technology, we rely on copyright, trade secret, patent and other intellectual property laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our precautions, it may be possible for third parties to obtain and use without consent confidential information or infringe on our intellectual property rights, and our ability to police that misappropriation or infringement is uncertain, particularly in countries outside of the United States. In addition, our confidentiality agreements with employees, vendors, customers and other third parties may not effectively prevent disclosure or use of proprietary technology or confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure.

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

The electronic payments industry is subject to increasing regulation in the United States and internationally. Domestic and foreign government regulations impose compliance obligations on us and restrictions on our operating activities, which can be difficult to administer because of their scope, mandates and varied requirements. We are subject to a number of government regulations, including, among others: interest rate and fee restrictions; credit access and disclosure requirements; collection and pricing regulations; compliance obligations; security and data breach requirements; identity theft avoidance programs; and anti-money laundering compliance programs. Government regulations can also include licensing or registration requirements. While a large portion of these regulations focuses on individual consumer protection, legislatures continue to consider whether to include business customers within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business and operating results, due to increased compliance costs and new restrictions affecting the terms under which we offer our products and services.

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

In addition, we have endeavored to structure our businesses in accordance with existing tax laws and interpretations, including those related to state occupancy taxes, value added taxes in foreign jurisdictions, payroll taxes and restrictions on repatriation of funds or transfers of revenue between jurisdictions. Changes in tax laws, their interpretations or their enforcement could increase our tax liability, further limit our utilization of funds located in foreign jurisdictions and have a material adverse effect on our business and financial condition.

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

Our acquisition documents include warranties, covenants and conditions regarding various tax matters that occurred prior to the acquisition, supported by indemnification and, in some cases, holdbacks or escrows from the sellers. The obligations of the sellers are also generally subject to various limitations. In the event of a tax claim related to a pre-acquisition tax year, we would seek to recover costs and losses from the sellers under the acquisition agreement. However, there is no assurance that any indemnification, holdback or escrow would be sufficient or that we would recover such costs or losses, which could negatively impact our financial position, operating results and cash flows in the current and/or future periods.

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

In the course of our business we contract with domestic and foreign government entities, including state and local government customers, as well as federal government agencies. As a result, we are subject to various laws and regulations that apply to companies doing business with federal, state and local governments. The laws relating to government contracts differ from other commercial contracting laws and our government contracts may contain pricing terms and conditions that are not common among commercial contracts. In addition, we may be subject to investigation from time to time concerning our compliance with the laws and regulations relating to our government contracts. Our failure to comply with these laws and regulations may result in suspension of these contracts or administrative or other penalties.

Litigation and regulatory actions could subject us to significant fines, penalties or requirements resulting in increased expenses.

From time to time, we may be subject to legal action arising in the ordinary course of our business or otherwise. Any such action could result in expenses which, if uninsured, could adversely impact our earnings and cash flows.

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

As we continue to expand our business internationally, we may continue to expand into certain foreign countries, particularly those with developing economies, where companies often engage in business practices that are prohibited by U.S., U.K. and other foreign regulations, including the United States Foreign Corrupt Practices Act, or the FCPA, and the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies to discourage such practices; however, there can be no assurances that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Violations of the FCPA or similar laws may result in severe criminal or civil sanctions and, in the U.S., suspension or debarment from U.S. government contracting, which could negatively affect our business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.

ITEM 2. PROPERTIES

We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2013.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	75,300
Covington, Louisiana	Corporate accounting, treasury, merchant authorization	13,600
Houston, Texas	Credit and collections	15,000
Concord, California	Customer support	7,100
Seattle, Washington	CFN operations	2,300
Wichita, Kansas	CLC operations and customer support	31,100
Atlanta, Georgia	NexTraq sales, operations and customer support	36,800
Tampa, Florida	NexTraq sales	8,300

International
Prague, Czech Republic	CCS headquarters, operations, customer service and sales	28,000
Mexico City, Mexico(1)	FleetCor Mexico headquarters and operations	6,900
Moscow, Russia	PPR and NKT headquarters, sales, customer support, operations, credit and collections	35,200
Bryansk, Russia	Sales and marketing	6,800
Kemerovo, Russia	AKN headquarters, sales, customer support and operations	2,100
Ipswich, United Kingdom(1)	Operations, sales and customer support	17,900
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters	2,800
Swindon, United Kingdom	Allstar operations, sales and customer support	34,000
Walsall, United Kingdom	Operations, sales and customer support	9,500
York, United Kingdom	Operations and sales	2,700
Birmingham, United Kingdom	EPYX headquarters, sales, operations and customer support	11,000
Sao Paulo, Brazil	CTF and VB Servicios headquarters, sales, customer support and operations	32,300
Osasco, Brazil	CTF operations	7,100
Santana Parnaiba, Brazil	VB Servicos operations	2,400
Rio de Janeiro, Brazil	DB Trans headquarters, sales, operations and customer support	17,200
Auckland, New Zealand	Cardlink headquarters, sales, operations, and cutomer support	12,100

(1)	We own these facilities.

We also lease a number of minor additional facilities, including local sales and operations offices less than 2,000 square feet, small storage facilities and a small number of service stations in the United Kingdom. We believe our facilities are adequate for our needs for at least the next 12 months. We anticipate that suitable additional or alternative facilities will be available to accommodate foreseeable expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not currently party to any legal proceedings or governmental inquiries or investigations that we consider to be material and we were not involved in any material legal proceedings that terminated during the fourth quarter, except as described below. We are and may become, however, subject to lawsuits from time to time in the ordinary course of our business. Beginning in 2010, we were involved in an investigation by the Office of Fair Trading in the United Kingdom, relating to our Keyfuels product line. This product line consists of our proprietary payment card and associated site network in the United Kingdom. A competitor alleged we were dominant in a relevant market with its Keyfuels product. The Office of Fair trading investigated the allegations and following an extensive enquiry process, the Office of Fair Trading concluded that it had no grounds to take action against us or our subsidiaries over the alleged abuse of dominance. The Office of Fair Trading issued a news release to this effect on October 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT”. As of December 31, 2013, there were 47 holders of record of our common stock. The table set forth below provides the intraday high and low sales prices per share of our common stock for the four quarters during 2013 and 2012.

	High	Low
2013:
First Quarter	$77.46	$54.10
Second Quarter	89.75	78.88
Third Quarter	112.50	81.10
Fourth Quarter	123.96	98.41
2012:
First Quarter	$39.90	$30.55
Second Quarter	40.87	34.01
Third Quarter	45.60	34.84
Fourth Quarter	53.65	44.38

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

Period Ending	FleetCor Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services
12/15/2010	$100.00	$100.00	$100.00
12/31/2010	$113.47	$101.99	$95.81
3/31/2011	$119.85	$109.79	$103.76
6/30/2011	$108.77	$107.69	$109.64
9/30/2011	$96.37	$83.84	$101.69
12/31/2011	$109.61	$96.43	$117.84
3/31/2012	$142.28	$108.06	$131.45
6/30/2012	$128.59	$103.92	$134.18
9/30/2012	$164.40	$108.99	$142.48
12/31/2012	$196.88	$110.54	$150.84
3/31/2013	$281.36	$123.84	$169.26
6/30/2013	$298.35	$127.22	$179.29
9/30/2013	$404.26	$139.75	$196.49
12/31/2013	$429.98	$151.44	$228.94

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during 2013.

ITEM 6. SELECTED FINANCIAL DATA

We derived the consolidated statement of income and other financial data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheets as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements that are not included in this report.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated statement of income data(1):
Revenues, net	$895,171	$707,534	$519,591	$433,841	$354,073
Expenses:
Merchant commissions	68,143	58,573	51,199	49,050	39,709
Processing	134,030	115,446	84,516	69,687	57,997
Selling	57,346	46,429	36,606	32,731	30,579
General and administrative	142,283	110,122	84,765	78,135	51,375
Depreciation and amortization	72,737	52,036	36,171	33,745	28,368

Operating income	420,632	324,928	226,334	170,493	146,045

Other expense (income), net	602	1,121	(589)	(1,319)	(933)
Interest expense, net	16,461	13,017	13,377	20,532	17,363
Loss on early extinguishment of debt	—	—	2,669	—	—

Total other expense	17,063	14,138	15,457	19,213	16,430

Income before income taxes	403,569	310,790	210,877	151,280	129,615
Provision for income taxes	119,068	94,591	63,542	43,384	40,563

Net income	$284,501	$216,199	$147,335	$107,896	$89,052

Earnings per share:
Earnings per share, basic	$3.48	$2.59	$1.83	$3.00	$2.17
Earnings per share, diluted	3.36	2.52	1.76	1.34	1.13
Weighted average shares outstanding, basic	81,793	83,328	80,610	35,434	33,802
Weighted average shares outstanding, diluted	84,655	85,736	83,654	80,751	78,854

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated balance sheet data:
Cash and cash equivalents	$338,105	$283,649	$285,159	$114,804	$84,701
Restricted cash(2)	48,244	53,674	55,762	62,341	67,979
Total assets	3,932,235	2,721,870	2,349,169	1,484,118	1,209,545
Total debt	1,486,378	925,092	704,265	469,413	351,551
Total stockholders’ equity	1,243,893	913,822	811,436	625,945	474,049

(1)	In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. This guidance was effective for us as of January 1, 2010. As a result of the adoption of such guidance, effective January 1, 2010, our statements of income no longer include securitization activities in revenue. Rather, we report interest income, provision for bad debts and interest expense associated with the debt securities issued from our securitization facility.
(2)	Restricted cash represents customer deposits repayable on demand.

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

General Business

FleetCor is a leading independent global provider of fuel cards and workforce payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments. In 2013, we processed approximately 328 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. We refer to these major oil companies, leasing companies and petroleum markets as “partners”. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations. Our customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs.

In order to deliver our payment programs and services and process transactions, we own and operate proprietary “closed-loop” networks through which we electronically connect to merchants and capture, analyze and report customized information. We also use third-party networks to deliver our payment programs and services in order to broaden our card acceptance and use. To support our payment products, we also provide a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Our customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs.

FleetCor’s predecessor company was organized in the United States in 1986. In 2000, our current chief executive officer joined us and we changed our name to FleetCor Technologies, Inc. Since 2000, we have grown significantly through a combination of organic initiatives, product and service innovation and over 60 acquisitions of businesses and commercial account portfolios. Our corporate headquarters are located in Norcross, Georgia. As of December 31, 2013, we employed approximately 3,500 employees, approximately 900 of whom are located in the United States.

Executive Overview

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Mexican prepaid fuel card and food voucher business acquired during the third quarter of 2011, Allstar business acquired during the fourth quarter of 2011, the Russian fuel card business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012, the Australian Fleet Card business acquired during the first quarter of 2013, the New Zealand CardLink business acquired during the second quarter of 2013, the Brazilian VB business acquired during the third quarter of 2013, the Brazilian DB business acquired during the fourth quarter of 2013 and the UK Epyx business acquired during the fourth quarter of 2013 are reported in our International segment. The results from our NexTraq business acquired in the fourth quarter of 2013 are included within our North America segment. See “Results of Operations” for additional segment information.

Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the years ended December 31, 2013, 2012 and 2011, our North America and International segments generated the following revenue:

	Year ended December 31,
	2013		2012		2011
(dollars in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$460.7	51.5%	$400.1	56.6%	$348.8	67.1%
International	434.5	48.5%	307.4	43.4%	170.8	32.9%

	$895.2	100.0%	$707.5	100.0%	$519.6	100.0%

Sources of Revenue

Transactions. In both of our segments, we derive revenue from transactions and the related revenue per transaction. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our card products and those of our partners, for whom we manage card programs, members of our proprietary networks who are provided access to our products and services and commercial businesses to whom we provide workforce payment productivity solutions. Revenue from transactions is derived from our merchant and network relationships, as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel, vehicle maintenance, food, fuel, toll and transportation cards and vouchers or lodging services to our customers.

The following diagram illustrates a typical card transaction flow, but may also be applied to our vehicle maintenance, lodging and food, fuel, toll and transportation card and voucher products, substituting transactions for gallons. This representative model may not include all of our businesses.

Illustrative Transaction Flow

From our customers and partners, we derive revenue from a variety of program fees, including transaction fees, card fees, network fees and charges, which can be fixed fees, cost plus a mark-up or based on a percentage discount from retail prices. Our programs include other fees and charges associated with late payments and based on customer credit risk.

From our merchant and network relationships, we derive revenue mostly from the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction, as well as network fees and charges in certain businesses. As illustrated in the table below, the price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of the product plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit.

The following table presents an illustrative revenue model for transactions with the merchant, which is primarily applicable to fuel based product transactions, but may also be applied to our vehicle maintenance, lodging and food, fuel, toll and transportation card and voucher products, substituting transactions for gallons. This representative model may not include all of our businesses.

Illustrative Revenue Model for Fuel Purchases

(unit of one gallon)

Illustrative Revenue Model		Merchant Payment Methods
Retail Price	$3.00	i) Cost Plus Mark-up:		ii) Percentage Discount:		iii) Fixed Fee:
Wholesale Cost	(2.86)	Wholesale Cost	$2.86	Retail Price	$3.00	Retail Price	$3.00

		Mark-up	0.05	Discount (3%)	(0.09)	Fixed Fee	(0.09)

FleetCor Revenue	$0.14

Merchant Commission	$(0.05)	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91

Price Paid to Merchant	$2.91

Set forth below are our sources of revenue for the years ended December 31, 2013, 2012 and 2011, expressed as a percentage of consolidated revenues:

	Year Ended December 31,
	2013	2012	2011
Revenue from customers and partners	53.6%	46.9%	51.4%
Revenue from merchants and networks	46.4%	53.1%	48.6%
Revenue tied to fuel-price spreads[1]	15.7%	17.5%	19.1%
Revenue influenced by absolute price of fuel[1]	19.6%	20.7%	23.7%
Revenue from program fees, transaction fees, late fees and other	64.7%	61.8%	57.2%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Transactions (in millions)
North America	165.0	156.9	152.7
International[1]	162.5	146.9	62.1

Total transactions[1]	327.5	303.8	214.8

Revenue per transaction
North America	$2.79	$2.55	$2.28
International[1]	2.67	2.09	2.75
Consolidated revenue per transaction[1]	2.73	2.33	2.42
Consolidated adjusted revenue per transaction[1]	2.53	2.14	2.18

1 Adjusted revenues is a non-GAAP financial measure defined as revenues, net less merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates. Revenue per transaction per customer changes as the level of services we provide to a customer increases or decreases, as macroeconomic factors changes and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.

From 2012 to 2013, total transactions increased from 303.8 million to 327.5 million, an increase of 23.7 million or 7.8%. We experienced an increase in transactions in our North America and International segments primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013 and the full year impact of acquisitions completed in 2012.

From 2011 to 2012, total transactions increased from 214.8 million to 303.8 million, an increase of 89.0 million or 41.4%. We experienced an increase in transactions in our North America and International segments primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011.

Revenue per transaction in our International segment has historically run higher than in our North America segment. Included in revenue per transactions is the impact of recent acquisitions. Revenue per transaction on a consolidated basis has been significantly impacted by acquisitions in our International segment from 2011 through 2013 and, to a lesser degree, our North American acquisition in 2013.

In 2011, we acquired Efectivale in Mexico and Allstar Business Solutions Limited (Allstar) in the U.K., both in our International segment. While the acquired businesses represent good profit margin businesses, they have lower revenue per transaction products in comparison to our other businesses. The impact of these acquisitions on revenue per transaction was partially offset by the impact of acquisitions completed in 2012. In 2012, we acquired a Russian fuel card business and CTF Technologies, Inc. (CTF), both in our International segment, which have higher revenue per transaction products in comparison to our other businesses. In 2013, we acquired several businesses in our international segment; FleetCard in Australia, CardLink in New Zealand, VB Servicos (VB) and DB Trans S.A. (DB) in Brazil and Epyx in the U.K. Certain of these international acquisitions have higher revenue per transaction products in comparison to our other international businesses, which when combined with the impact of 2012 acquisitions, contributes to the increase in transaction volumes and revenue per transaction in our International segment in 2013 over 2012.

We also acquired NexTraq in the U.S in 2013 which has a higher revenue per transaction product in comparison to our other North American businesses. This added to higher transaction volumes and revenue per transaction in our North American segment in 2013 over 2012, in addition to organic growth.

Sources of Expenses

We incur expenses in the following categories:

•	Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services.

•	Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses.

•	Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.

•	General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executive, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.

•	Depreciation and amortization—Our depreciation and amortization expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Other income, net—Other income, net includes foreign currency transaction gains or losses, revenue/costs from the sale of assets and other miscellaneous operating costs and revenue.

•	Interest expense, net—Interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and excludes interest on our securitization facility. We have historically invested our cash primarily in short-term money market funds.

•	Provision for income taxes—The provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services in the United States and internationally. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted net income and diluted adjusted net income per share for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012	2011
(in thousands except per share amounts)
Adjusted revenues	$827,028	$648,961	$468,392
EBITDA	493,369	376,964	262,505
Adjusted net income	342,680	255,984	181,663
Adjusted net income per diluted share	4.05	2.99	2.17

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. We use EBITDA, calculated as earnings before interest, taxes, depreciation and amortization and other income to eliminate the impact of certain non-core items during the period. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, EBITDA, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•

Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 60 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are increasingly impacted by changes in foreign currency rates; namely, by movements of the British pound, Czech koruna, Russian ruble, Canadian dollar, Euro, Brazilian real and Mexican peso relative to the U.S. dollar. Approximately 51%, 56% and 67% of our revenue in 2013, 2012 and 2011, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses—Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions

During 2013, we completed acquisitions with an aggregate purchase price of $848.2 million, net of cash acquired of $35.6 million, including deferred payments of $36.8 million and the estimated fair value of contingent earn out payments of $83.1 million. The most significant acquisitions are described below.

The results of operations of the Fleet Card, CardLink, VB, Epyx and DB businesses are included within our International segment, from the date of acquisition. The results from NexTraq are included within our North America segment, from the date of acquisition.

•	In March 2013, we acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. GE Capital’s “Fleet Card” is a multi-branded fuel card product with acceptance in over 6,000 fuel outlets and over 7,000 automotive service and repair centers across Australia. Through this transaction, the Company acquired the Fleet Card product, brand, acceptance network contracts, supplier contracts, and approximately one-third of the customer relationships with regards to fuel cards (together, “Fleet Card”). The remaining customer relationships will be retained by Custom Fleet, and are comprised of companies which have commercial relationships with Custom Fleet beyond fueling, such as fleet management and leasing. The purpose of this acquisition was to establish our presence in the Australian marketplace.

•

In April 2013, we acquired all of the outstanding stock of CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink provides a proprietary fuel card program with acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. With this transaction, the Company entered into a $12.0 million New Zealand dollar ($9.8 million) revolving line of credit, which will be used to fund the working capital needs of the CardLink business. The purpose of this acquisition was to enter the Australia and New Zealand regions and follows our recent purchase of GE Capital’s Fleet Card business in Australia.

•	In August 2013, we acquired all of the outstanding stock of VB, a provider of transportation cards and vouchers in Brazil. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. VB is a provider of transportation cards in Brazil where employers are required by legislation to provide certain employees with prepaid public transportation cards to subsidize their commuting expenses. VB serves over 35,000 business clients and supports approximately 800 transportation agencies across Brazil. VB also markets food cards. The purpose of this acquisition was to strengthen our presence in the Brazilian marketplace.

•	In October 2013, we acquired all of the outstanding stock of Epyx, a provider to the fleet maintenance, service and repair marketplace in the UK. Epyx provides an internet based system and a vehicle repair network of approximately 9,000 service garages to fleet operators in the UK. The Epyx service helps its customers better manage their vehicle maintenance, service, and repair needs. The consideration for the transaction was paid using existing cash and credit facilities. This acquisition extends our offerings beyond fleet fueling, to fleet maintenance in the UK marketplace.

•	In October 2013, we acquired DB, a provider of payment solutions for independent truckers in Brazil. The consideration for the transaction was paid using existing cash and credit facilities. With this acquisition, we strengthened our presence in the Brazilian marketplace.

•	In October 2013, we acquired NexTraq, a U.S. based provider of telematics solutions to small and medium-sized businesses. NexTraq provides fleet operators with an internet based system that enhances workforce productivity through real time vehicle tracking, route optimization, job dispatch, and fuel usage monitoring, and has 100,000 active subscribers. The consideration for the transaction was paid using existing cash and credit facilities. With this acquisition, we have a cross marketing opportunity due to the similarity of the commercial fleet customer base.

During 2012, we acquired three companies with an aggregate purchase price of $207.4 million, net of cash acquired, which includes deferred payments of $11.3 million and contingent earn-out payments of $4.9 million. The most significant acquisitions are described below. The results of our additional Russian fuel card company and CTF businesses are included within our International segment, from the date of acquisition.

•	In June 2012, we acquired all of the outstanding stock of a leading Russian fuel card company, which is a Russian leader in fuel card systems, and serves major oil clients and hundreds of independent fuel card issuers. The consideration for the transaction was paid using existing cash and credit facilities. As a result of this acquisition, we further expanded our presence in the Russian fuel card marketplace.

•	In July 2012, we acquired all of the outstanding stock of CTF, a fuel payment processor in Brazil, for $156 million. The consideration for the transaction was paid with existing cash and credit facilities CTF provides fuel payment processing services for over-the-road fleets, ships, mining equipment, and railroads in Brazil. CTF’s payment platform links together fleet operators, banks, and oil companies. With this acquisition, we established our presence in the Brazilian fuel processing services marketplace.

During 2011, we acquired two companies, with an aggregate purchase price of $333.8 million, net of cash acquired, which are further described below. The results of Efectivale and Allstar businesses are included within our International segment, from the date of acquisition.

•	In August 2011, we completed the acquisition of all of the outstanding stock of Efectivale, a prepaid fuel card and food voucher business based in Mexico City, Mexico. The purchase price of this acquisition was funded with cash. With this acquisition, we entered the Latin American fuel card and food voucher markets.

•	In December 2011, we completed the acquisition of all of the outstanding shares of Allstar, a fleet card company based in the United Kingdom. The aggregate purchase price was £200 million, or approximately $312 million, (based on the exchange rate on the date of acquisition), and was funded with cash and debt. As a result of this acquisition, we expanded our commercial fleet card offerings in the United Kingdom.

Results of operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2013 and 2012 (in millions, except percentages).

	Year ended December 31, 2013	% of total revenue	Year ended December 31, 2012	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$460.7	51.5%	$400.1	56.6%	$60.6	15.1%
International	434.5	48.5%	307.4	43.4%	127.1	41.3%

Total revenues, net	895.2	100.0%	707.5	100.0%	187.7	26.5%
Consolidated operating expenses:
Merchant commissions	68.2	7.6%	58.6	8.3%	9.6	16.3%
Processing	134.0	15.0%	115.5	16.3%	18.5	16.1%
Selling	57.4	6.4%	46.4	6.6%	11.0	23.5%
General and administrative	142.3	15.9%	110.1	15.6%	32.2	29.2%
Depreciation and amortization	72.7	8.1%	52.0	7.3%	20.7	40.0%

Operating income	420.6	47.0%	324.9	45.9%	95.7	29.5%

Other expense (income), net	0.6	0.1%	1.1	0.2%	(0.5)	NM
Interest expense, net	16.4	1.8%	13.0	1.8%	3.4	26.5%
Provision for income taxes	119.1	13.3%	94.6	13.4%	24.5	25.9%

Net income	$284.5	31.8%	$216.2	30.6%	$68.3	31.6%

Operating income for segments:
North America	$220.5		$196.7		$23.8	12.1%
International	200.1		128.2		71.9	56.0%

Operating income	$420.6		$324.9		$95.7	29.5%

Operating margin for segments
North America	47.9%		49.1%		(1.2)%
International	46.1%		41.7%		4.4%
Total	47.0%		45.9%		1.1%

	Year ended December 31,
	2013	2012
Transactions (in millions)
North America	165.0	156.9
International	162.5	146.9

Total transactions	327.5	303.8

Revenue per transaction
North America	$2.79	$2.55
International	2.67	2.09
Consolidated revenue per transaction	2.73	2.33
Consolidated adjusted revenue per transaction	2.53	2.14

NM = Not Meaningful

Revenues and revenue per transaction

Our consolidated revenue increased from $707.5 million in 2012 to $895.2 million in 2013, an increase of $187.7 million, or 26.5%. The increase in our consolidated revenue was primarily due to the following:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for 2013 over the comparable period in 2012. The macroeconomic environment was primarily impacted by lower fuel prices and foreign exchange rates. Changes in foreign exchange rates had an unfavorable impact on revenues of $5.6 million, due to primarily to unfavorable fluctuations in the Brazilian Real and British Pound, in 2013 over 2012. These unfavorable impacts were partially offset by the impact of higher fuel spread margins, in 2013 over the comparable period in 2012.

•	The full year impact of acquisitions completed in 2012 as well as acquisitions completed in 2013, which contributed approximately $100 million in revenue in 2013 over the comparable period in 2012.

Consolidated revenue per transaction increased from $2.33 in 2012 to $2.73 in 2013, an increase of $0.40 per transaction or 17.3%. This increase is primarily due to organic growth in certain of our payment programs and the full year impact in 2013 of acquisitions completed in 2012, as noted above, as well as acquisitions completed in 2013, some of which have higher revenue per transaction products in comparison to our other businesses. Total transactions increased from 303.8 million to 327.5 million, an increase of 23.7 million or 7.8%.

North America segment revenues and revenue per transaction

North America revenue increased from $400.1 million in 2012 to $460.7 million in 2013, an increase of $60.6 million, or 15.1%. The increase in our North America revenue was primarily due to the following:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our North America segment revenue for 2013 over the comparable period in 2012, primarily due to the impact of higher fuel spread margins, partially offset by the impact of lower fuel prices in the US.

•	The impact of acquisitions completed in 2013, which contributed approximately $15 million in additional revenues in 2013 over the comparable period in 2012.

North America segment revenue per transaction increased from $2.55 in 2012 to $2.79 in 2013, an increase of $0.24 per transaction or 9.5%. North America segment revenue per transaction was impacted by the reasons discussed above. We experienced an increase in transactions in our North America segment primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013.

International segment revenue

International segment revenue increased from $307.4 million in 2012 to $434.5 million in 2013, an increase of $127.1 million, or 41.3%. The increase in International segment revenue was due primarily to the following:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for 2013 over 2012, primarily due to lower fuel prices internationally and changes in foreign exchange rates. Changes in foreign exchange rates had an unfavorable impact on revenues of $5.6 million, due primarily to unfavorable fluctuations in the Brazilian Real and British Pound, in 2013 over 2012. There was no impact from changes in fuel spread margins.

•	The full period impact of acquisitions completed in 2012, as well as acquisitions completed in 2013, which contributed approximately $85 million in additional revenue in 2013 over the comparable period in 2012.

International segment revenue per transaction increased from $2.09 in 2012 to $2.67 in 2013, an increase of $0.58 per transaction or 27.7%. This increase is primarily due to organic growth in certain of our payment programs and the full period impact of acquisitions completed in 2012 and 2013, some of which have higher revenue per transaction products in comparison to our other businesses. We experienced an increase in transactions in our International segment primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013 and the full year impact of acquisitions completed in 2012.

Consolidated operating expenses

Merchant commission Merchant commissions increased from $58.6 million in 2012 to $68.2 million in 2013, an increase of $9.6 million, or 16.3%. This increase was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in revenue streams where merchant commissions are paid, primarily in our North America segment.

Processing Processing expenses increased from $115.5 million in 2012 to $134.0 million in 2013, an increase of $18.5 million, or 16.1%. Our processing expenses primarily increased due to the impact of acquisitions completed in 2012 and 2013, partially offset by efficiencies gained in certain of our more recently acquired businesses.

Selling Selling expenses increased from $46.4 million in 2012 to $57.4 million in 2013, an increase of $11.0 million, or 23.5%. The increase was primarily due to acquisitions completed in 2012 and 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $110.1 million in 2012 to $142.3 million in 2013, an increase of $32.2 million, or 29.2%. Our general and administrative expenses increased primarily due to the impact of acquisitions completed in 2012 and 2013, as well as approximately $6.0 million of additional one-time deal related costs, and additional stock based compensation expense of $7.4 million.

Depreciation and amortization Depreciation and amortization increased from $52.0 million in 2012 to $72.7 million in 2013, an increase of $20.7 million, or 40.0%. The increase in our depreciation and amortization expense is primarily due to acquisitions completed during 2012 and 2013, which resulted in an increase of $21.5 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets and development related to our GFN processing application.

Operating income and operating margin

Consolidated operating income

Operating income increased from $324.9 million in 2012 to $420.6 million in 2013, an increase of $95.7 million, or 29.5%. Our operating margin increased from 45.9% in 2012 to 47.0% in 2013. The increase in operating income and operating margin is due primarily to the impact of acquisitions completed during 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transactions, as well as synergies gained in certain of our acquired businesses. These positive drivers of consolidated results were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices and unfavorable changes in foreign exchange rates, as well as one-time deal related expenses incurred during the year of approximately $6.0 million.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $196.7 million in 2012 to $220.5 million in 2013, an increase of $23.8 million, or 12.1%. North America operating margin decreased from 49.1% in 2012 to 47.9% in 2013. The increase in operating income is due primarily to organic growth in the business driven by increases in volume and revenue per transaction and the impact of acquisitions completed in 2013. The decrease in operating margin is due primarily to the impact of increased stock based compensation expense, the majority of which is recorded in our North America segment, as well as one-time deal related expenses incurred during the year of $6.0 million.

International segment operating income

International operating income increased from $128.2 million in 2012 to $200.1 million in 2013, an increase of $71.9 million, or 56.0%. International operating margin increased from 41.7% in 2012 to 46.1% in 2013. The increase in operating income and operating margin is due primarily to the impact of acquisitions completed in 2012 and 2013, organic growth in the business driven by increases in volume and revenue per transaction, as well as synergies gained in certain of our acquired businesses. The macroeconomic environment had a negative effect on International segment operating income, primarily driven by the unfavorable impact of foreign exchange rates and lower fuel prices.

Other expense (income), net

Other expense, net decreased from $1.1 million in 2012 to $0.6 million in 2013, a decrease of $0.5 million, a negligible change.

Interest expense, net

Interest expense increased from $13.0 million in 2012 to $16.4 million in 2013, an increase of $3.4 million, or 26.5%. The increase is due to an increase in borrowings in 2013 over 2012, primarily due to funding the purchase price for acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, as well as the relevant unused credit facility fees in 2013 and 2012. There were no borrowings under our foreign Revolver B in 2012.

	2013	2012
Term loan	1.77%	1.75%
Domestic Revolver A	1.80%	1.74%
Foreign Revolver A	2.13%	N/A
Domestic Revolver A- Unused Credit Facility Fee	0.26%	0.25%
Foreign Revolver B	4.35%	N/A
Foreign Revolver B- Unused Credit Facility Fee	0.27%	N/A
Foreign swing line	1.98%	2.03%

Provision for income taxes

The provision for income taxes increased from $94.6 million in 2012 to $119.1 million in 2013, an increase of $24.5 million, or 25.9%. Our effective tax rate decreased from 30.4% in 2012 to 29.5% in 2013. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Included in income tax expense in both 2012 and 2013 is the impact of income tax benefits resulting from the enactment of a U.K. statutory tax rate reduction during the third quarter of each period. This lower statutory rate was applied to deferred tax items, which are primarily payable in future periods, reducing income tax expense in 2012 and 2013 by approximately $3.3 million and $4.0 million, respectively. Furthermore, our effective tax rate in 2012 was negatively impacted by an increase in taxes of $1.9 million during the fourth quarter of 2012 due to the impact of the controlled foreign corporation look-through exclusion expiring for the Company on December 1, 2012. The exclusion was retroactively extended in January 2013 and the $1.9 million was reversed, benefiting income tax expense in 2013.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. The lower tax rate in 2013 was also driven by a shift in the mix of earnings, largely due to acquisitions, to foreign jurisdictions with lower tax rates.

Net income

For the reasons discussed above, our net income increased from $216.2 million in 2012 to $284.5 million in 2013, an increase of $68.3 million, or 31.6%.

Results of operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2012 and 2011 (in millions, except percentages).

	Year ended December 31, 2012	% of total revenue	Year ended December 31, 2011	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$400.1	56.6%	$348.8	67.1%	$51.3	14.7%
International	307.4	43.4%	170.8	32.9%	136.6	80.0%

Total revenues, net	707.5	100.0%	519.6	100.0%	187.9	36.2%
Consolidated operating expenses:
Merchant commissions	58.6	8.3%	51.2	9.9%	7.4	14.5%
Processing	115.5	16.3%	84.5	16.3%	31.0	36.7%
Selling	46.4	6.6%	36.6	7.0%	9.8	26.8%
General and administrative	110.1	15.6%	84.8	16.3%	25.3	29.8%
Depreciation and amortization	52.0	7.3%	36.2	7.0%	15.8	43.6%

Operating income	324.9	45.9%	226.3	43.6%	98.6	43.6%

Other expense (income), net	1.1	0.2%	(0.6)	(0.1)%	1.7	NM
Interest expense, net	13.0	1.8%	13.4	2.6%	(0.4)	(3.0)%
Loss on extinguishment of debt	—	0.0%	2.7	0.5%	(2.7)	(100.0)%
Provision for income taxes	94.6	13.4%	63.5	12.2%	31.1	49.0%

Net income	$216.2	30.6%	$147.3	28.3%	$68.9	46.8%

Operating income for segments:
North America	$196.7		$153.7		$43.0	28.0%
International	128.2		72.6		55.6	76.6%

Operating income	$324.9		$226.3		$98.6	43.6%

Operating margin for segments
North America	49.1%		44.1%		5.0%
International	41.7%		42.5%		(0.8)%
Total	45.9%		43.6%		2.3%

	Year ended December 31,
	2012	2011
Transactions (in millions)
North America	156.9	152.7
International	146.9	62.1

Total transactions	303.8	214.8

Revenue per transaction
North America	$2.55	$2.28
International	2.09	2.75
Consolidated revenue per transaction	2.33	2.42
Consolidated adjusted revenue per transaction	2.14	2.18

NM = Not Meaningful

Revenues and revenue per transaction

Our consolidated revenue increased from $519.6 million in 2011 to $707.5 million in 2012, an increase of $187.9 million, or 36.2%. The increase in our consolidated revenue was primarily due to the following:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our consolidated revenue for 2012 over the comparable period in 2011. The macroeconomic environment was primarily impacted by higher fuel spread margins and slightly higher fuel prices, partially offset by the impact of unfavorable foreign exchanges rates and continued soft economic conditions in the U.K. and Czech Republic. Unfavorable exchange rates resulted in an $8.2 million reduction in revenues in 2012 over the comparable period in 2011.

•	Acquisitions completed during 2012 and the full year impact of acquisitions completed in 2011, which contributed approximately $133 million in revenue in 2012 over the comparable period in 2011.

Consolidated revenue per transaction decreased from $2.42 in 2011 to $2.33 in 2012, a decrease of $0.09 per transaction or 3.7%. This decrease is primarily due to the full year impact in 2012 of acquisitions completed in 2011, as noted above, that have products with lower overall revenue per transaction than our other businesses. Consolidated revenue per transaction was further impacted by the reasons discussed above. Total transactions increased from 214.8 million to 303.8 million, an increase of 89.0 million or 41.4%. We experienced an increase in transactions in our North America and International segments primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2012 and the full year impact of acquisitions completed in 2011.

North America segment revenues and revenue per transaction

North America revenue increased from $348.8 million in 2011 to $400.1 million in 2012, an increase of $51.3 million, or 14.7%. The increase in our North America revenue was primarily due to the following:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our North America segment revenue for 2012 over the comparable period in 2011, primarily due to the impact of higher fuel spread margins.

North America segment revenue per transaction increased from $2.28 in 2011 to $2.55 in 2012, an increase of $0.27 per transaction or 11.8%. North America segment revenue per transaction was impacted by the reasons discussed above.

International segment revenue

International segment revenue increased from $170.8 million in 2011 to $307.4 million in 2012, an increase of $136.6 million, or 80.0%. The increase in International segment revenue was due primarily to the following:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the environment, in total we believe the macroeconomic environment positively impacted our International segment revenue for 2012 over the comparable period in 2011.

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

Consolidated operating expenses

Merchant commission Merchant commissions increased from $51.2 million in 2011 to $58.6 million in 2012, an increase of $7.4 million, or 14.5%. This increase was primarily due to the fluctuation in the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, and the impact of higher volume in revenues streams where merchant commissions are paid, partially offset by the favorable impact of foreign exchange rates.

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

North America segment operating income

North America operating income increased from $153.7 million in 2011 to $196.7 million in 2012, an increase of $43.0 million, or 28.0%. North America operating margin was 44.1% and 49.1% for 2011 and 2012, respectively. The increase in operating income from 2011 to 2012 was due primarily to organic growth in the business and the impact of the positive macroeconomic environment, including higher fuel prices and higher fuel spread revenues.

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

Sources of liquidity

At December 31, 2013, our unrestricted cash and cash equivalents balance totaled $338.1 million. Our restricted cash balance at December 31, 2013 totaled $48.2 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits and which may not be deposited outside of the Czech Republic.

At December 31, 2013, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $285.5 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2013, we had the ability to generate approximately $33 million of additional liquidity under our Securitization Facility. At December 31, 2013, we had approximately $215 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31,
(in millions)	2013	2012	2011
Net cash provided by operating activities	$375.7	$135.5	$279.6
Net cash used in investing activities	(749.1)	(209.6)	(347.2)
Net cash provided by financing activities	435.7	62.0	236.2

Operating activities Net cash provided by operating activities increased from $135.5 million in 2012 to $375.7 million in 2013. The increase is primarily due to a liability acquired with the Allstar business of $108 million and a customer deposit of $46 million, each of which were paid during 2012. The remaining fluctuation is due to changes in working capital, as well as additional net income during 2013 over 2012.

Net cash provided by operating activities decreased from $279.6 million in 2011 to $135.5 million in 2012. The decrease is primarily due to a customer deposit of $46 million and a liability acquired with the Allstar acquisition of $108 million that were each paid in 2012. The remaining fluctuation is due to changes in working capital, as well as additional net income of $68.9 million.

Investing activities Net cash used in investing activities increased from $209.6 million in 2012 to $749.1 million in 2013. The increase is primarily due to the increase in cash paid for acquisitions in 2013.

Net cash used in investing activities decreased from $347.2 million in 2011 to $209.6 million in 2012. The decrease in cash used in investing activities is attributable to the decrease in cash used for acquisitions in 2012 of $143.3 million.

Financing activities Net cash provided by financing activities increased from $62.0 million in 2012 to $435.7 million in 2013. The increase in cash provided by financing activities is primarily due to increased net borrowings on our Credit Facility and Securitization Facility of $902 million and $33 million, respectively, in 2013 over 2012, primarily due to funding the purchase price for acquisitions, as well as working capital needs. The increase was also impacted by our repurchase of common stock in December 2012 for $200 million.

Net cash provided by financing activities decreased from $236.2 million in 2011 to $62.0 million in 2012, a decrease of $174.2 million. The decrease in cash provided by financing activities is primarily due to the repurchase of common stock for $200 million in December 2012, as well as fewer net borrowings on our debt instruments in 2012 over 2011.

Capital spending summary

Our capital expenditures increased from $19.1 million in 2012 to $20.8 million in 2013, an increase of $1.7 million, or 8.9%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system, GlobalFleetNet (GFN). We anticipate our capital expenditures to increase to approximately $22 million for 2014 as we continue to enhance our existing processing systems and integrate recently acquired businesses.

Our capital expenditures increased from $13.5 million in 2011 to $19.1 million in 2012, an increase of $5.6 million, or 41.5%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of GFN.

Credit Facility

On June 22, 2011, we, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), entered into a new five-year, $900 million Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of financial institutions (the “Lenders”). On March 13, 2012, we entered into the first Amendment to the Credit Agreement. The Amendment added two U.K. entities as designated borrowers and added a $110 million foreign currency swing line subfacility under the existing revolver, which allows for alternate currency borrowing on the swing line. The Amendment also permitted us to provide a cash deposit of up to $50 million in connection with one of our MasterCard programs. On November 6, 2012, we entered into a second amendment to the Credit Agreement to increase our total borrowing capacity from $900 million to $1.4 billion, comprised of an increase to the term loan from $300 million to $550 million and an increase to the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. The interest rates on the amended Credit Agreement did not change. On March 20, 2013, we entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added a designated borrower in Australia and another in New Zealand, with the ability to borrow in local currency and U.S. Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. We refer to this facility as the Credit Facility in this report.

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

Proceeds from the Credit Facility may also be used for working capital purposes, acquisitions, and other general corporate purposes.

At December 31, 2013, we had $496.9 million in outstanding term loans, $425 million in borrowings outstanding on the domestic revolving A facility, $202.8 million in borrowings outstanding on the foreign revolving A facility and $7.1 million in borrowings outstanding on the foreign revolving B facility. As of December 31, 2013, we were in compliance with each of the covenants under the Credit Facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2013, the interest rate on the term loan and domestic revolving A facility was 1.91%, the interest rate on the foreign revolving A facility was 2.24% and the interest rate on the foreign revolving B facility was 4.40%. The unused credit facility was 0.30% for all facilities at December 31, 2013. There were no borrowings outstanding at December 31, 2013 on the foreign swing line of credit.

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

During 2013, we made principal payments of $28.1 million on the term loan and $250.0 million on the domestic revolving A facility , $11.5 million on the foreign revolving A facility and $8.6 million on the foreign revolving B facility. As of December 31, 2013, we were in compliance with each of the covenants under the Credit Facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar ($9.8 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”). This facility is for purposes of funding the working capital needs of our recently acquired business, CardLink, in New Zealand. This facility matures on April 30, 2014. A line of credit charge accrues at a rate of 0.025% times the facility limit each month. Interest accrues on outstanding borrowings at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The New Zealand Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include compliance with certain financial ratios.

We did not have an outstanding unpaid balance on this facility at December 31, 2013. As of December 31, 2013, we were in compliance with each of the covenants under the New Zealand Facility.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fourth time as of October 29, 2007 and which has been amended 10 times since then to add or remove purchasers, extend the facility termination date and remove financial covenants. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the Securitization Facility is $500 million.

On June 22, 2011, concurrently with the signing of the Credit Agreement, FleetCor Funding LLC entered into a fifth amendment to the fourth amended and restated receivables purchase agreement. The amendment to the Securitization Facility revised certain definitions, removed the compliance certification reporting requirement, and removed financial covenant requirements. The Securitization Facility was amended for a sixth time on September 30, 2011 to permit us to sell receivables to the purchasers and repay purchasers on a non-ratable basis in order to take advantage of the lower cost of capital of certain purchasers. The facility was amended for the seventh time on February 6, 2012 to add a new purchaser. The Securitization Facility was amended for the ninth time on September 25, 2013 to change a committed purchaser. The Securitization Facility was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015, to change pricing and to return to prorated funding by the participating banks. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.17% plus 0.675% as of December 31, 2013. The unused facility fee is payable at a rate of 0.30% per annum as of December 31, 2013. As of February 3, 2014, the program fee is equal to one month LIBOR and the Commercial Paper Rate plus 0.65% and an unused facility fee of 0.25% per annum if utilization is greater than 75% or 0.30% per annum if utilization is less than 75%.

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

Acquired Debt

In connection with one of our current year acquisitions, we assumed debt of $164.1 million, which we paid off during 2013.

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $35.7 million, which are payable $32.7 million in 2014, $1.0 million in 2015, $1.0 million in 2016, and $1.0 million in 2017. Also in connection with our acquisition of certain businesses, we have remaining contingent earn out payments to the respective sellers with estimated fair values totaling $81.4 million, which are payable $80.5 million in 2014 and $0.9 million in 2016.

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

Revenue recognition and presentation

Revenue is derived from our merchant and network relationships as well as from customers and partners. We recognize revenue on fees generated through services to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and record revenue net of the wholesale cost of the underlying products and services based on the following: (i) we are not the primary obligor in the arrangement and we are not responsible for fulfillment and the acceptability of the product; (ii) we have no inventory risk, do not bear the risk of product loss and do not make any changes to the product or have any involvement in the product specifications; (iii) we do not have significant latitude with respect to establishing the price for the product (predominantly fuel) and (iv) the amount we earn for our services is fixed, within a limited range.

Through our merchant and network relationships we primarily provide fuel, prepaid cards, vehicle maintenance or lodging services to our customers. We derive revenue from our merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. Our net revenue consists of margin on fuel sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of the product plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. We recognize revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. We have entered into agreements with major oil companies and petroleum marketers that specify that a transaction is deemed to be captured when we have validated that the transaction has no errors and have accepted and posted the data to our records.

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

We also charge our customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. We recognize fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of our businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. We have recorded $9.3 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income in 2013.

Our fiscal year ends on December 31. In certain of our U.K. businesses, we record the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2013, 2012 and 2011 all include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.

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

On February 3, 2014, we extended the term of the Securitization Facility to February 2, 2015. We capitalized $0.5 million in deferred financing fees in connection with this extension.

All foreign receivables are owned receivables and are not included in our receivable securitization program. At December 31, 2013 and 2012, there was $349 million and $298 million, respectively, of short-term debt outstanding under our Securitization Facility.

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

We complete an asset impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. We have performed a step 0 qualitative assessment of certain of our reporting units. In this qualitative assessment we individually considered the following items for each reporting unit where we determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.

We completed step 1 of the goodwill impairment testing for certain of our reporting units for which the qualitative assessment was not performed. In this first step the reporting unit’s carrying amount, including goodwill is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

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

Based on the goodwill asset impairment analysis performed quantitatively and qualitatively on October 1, 2013, we determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include additional contingent consideration related to future earn-outs based on the growth of the market. Contingent earn-outs are recorded at fair value at the date of the acquisition, and are remeasured each reporting period, with any changes in fair value recorded in the consolidated statements of income. We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities.

Stock-based compensation

We account for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by our board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Prior to July 2012, due to the limited time we had been public, we estimated the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption we considered a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Beginning July 1, 2012, we began utilizing the volatility of the share price of our common stock to estimate the volatility assumption for the Black-Scholes option pricing model. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

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

Adoption of New Accounting Standards

Qualitative Impairment Test for Indefinite-Lived Intangibles

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other,” which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. The proposed guidance is similar to ASU 2011-08 for goodwill. Companies would consider relevant events and circumstances that may affect the significant inputs used in determining the fair value of an indefinite-lived intangible asset. A company that concludes that it is more likely than not that the fair value of such an asset exceeds its carrying amount would not need to calculate the fair value of the asset in the current year. However, if a company concludes that it is more likely than not that the asset is impaired; it must calculate the fair value of the asset and compare that value with its carrying amount, as is required by current guidance. ASU 2012-02 will be applied prospectively for annual and interim impairment tests performed. ASU 2012-02 was effective for and adopted by us beginning January 1, 2013. Our adoption of this ASU did not affect our results of operations, financial condition, or cash flows.

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for and adopted by us beginning January 1, 2013. We have not reclassified any items out of AOCI to the income statement during the year ended December 31, 2013.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued FASB ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard became effective for us beginning October 2013. In January 2013, the FASB issued Accounting Standards Update 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. As we are not party to any derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and lending transactions, the adoption of these standards did not have a material impact on the presentation of or disclosures within our financial statements.

Pending Adoption of Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Foreign Currency

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated) or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This ASU is effective for us for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. Our adoption of this ASU is not expected to affect our results of operations, financial condition, or cash flows unless transactions within the scope of the ASU occur.

Unrecognized Tax Benefit When an NOL Exists

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which indicates that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective us for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. Our adoption of this ASU is not expected to affect our results of operations, financial condition, or cash flows unless transactions within the scope of the ASU occur.

Contractual obligations

The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2013 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$39.2	$8.6	$14.0	$11.2	$5.4
Credit Facility	1,131.8	662.4	110.0	359.4	—
Contingent earn out agreements (b)	81.4	80.5	0.9	—	—
Deferred purchase price payments (b)	35.7	32.7	2.0	1.0	—
Other (b)	1.7	—	1.0	0.5	0.2
Securitization facility	349.0	349.0	—	—	—

Total	$1,638.8	$1,133.2	$127.9	$372.1	$5.6

(a)	Deferred income tax liabilities as of December 31, 2013 were approximately $249.5 million. Refer to Note 11 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs.

(b)	The long-term portion of contingent earn out agreements and deferred purchase price payments are included with ‘other debt’ in the detail of our debt instruments disclosed in Note 10 to our audited consolidated financial statements. To reconcile the amount of ‘other debt’ as disclosed in the footnote to the contractual obligations table above, the long-term portion of contingent earn out agreements and deferred purchase price payments should be combined with ‘other’.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues, net	$895,171	$707,534	$519,591
Merchant commissions	68,143	58,573	51,199

Total adjusted revenues	$827,028	$648,961	$468,392

EBITDA

We have defined the non-GAAP measure EBITDA, as net income as reflected in our statement of income, adjusted to eliminate (a) interest expense, (b) tax expense, (c) depreciation of long-lived assets (d) amortization of intangible assets, (e) other expense (income), net and (f) loss on extinguishment of debt.

We use EBITDA as a basis to evaluate our operating performance net of the impact of certain non-core items during the period. We believe that EBITDA may be useful to investors to understanding our operating performance on a consistent basis. EBITDA is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$284,501	$216,199	$147,335
Provision for income taxes	119,068	94,591	63,542
Interest expense, net	16,461	13,017	13,377
Depreciation and amortization	72,737	52,036	36,171
Other expense (income), net	602	1,121	(589)
Loss on extinguishment of debt	—	—	2,669

EBITDA	$493,369	$376,964	$262,505

Adjusted net income and adjusted net income per diluted share

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related share-based compensation awards, (b) amortization of deferred financing costs and intangible assets (c) amortization of the premium recognized on the purchase of receivables and (d) loss on extinguishment of debt.

We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income	$284,501	$216,199	$147,335
Net income per diluted share	$3.36	$2.52	$1.76

Stock based compensation	26,676	19,275	21,743
Amortization of intangible assets	49,313	32,376	19,590
Amortization of premium on receivables	3,263	3,265	3,266
Amortization of deferred financing costs	3,276	2,279	1,864
Loss on extinguishment of debt	—	—	2,669

Total pre-tax adjustments	82,528	57,195	49,132

Income tax impact of pre-tax adjustments at the effective tax rate	(24,349)	(17,410)	(14,804)

Adjusted net income	$342,680	$255,984	$181,663

Adjusted net income per diluted share	$4.05	$2.99	$2.17

Diluted shares	84,655	85,736	83,654

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 48.5% 43.4% and 32.9% of total revenue for the years ended December 31, 2013, 2012, and 2011, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2013 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2013 by approximately $20.0 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2013 and 2012 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated pretax income for the years ended December 31, 2013 and 2012 by approximately $12.8 million and $7.3 million, respectively.

Interest rate risk

We are exposed to changes in interest rates on our cash investments and debt. We invest our excess cash either to pay down our Securitization Facility debt or in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Under our Credit Facility, we have a syndicated $550 million term loan agreement with a syndicate of term loan B investors in the United States, as well as a $850 million revolving credit facility. Interest on amounts outstanding under the Credit Agreement bear interest, at our election, at the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio.

Prior to entering into our Credit Facility, we had borrowings outstanding under the 2005 Credit Facility and the CCS Credit Facility. On June 22, 2011, proceeds from our new Credit Facility were used to retire our existing indebtedness under the 2005 Credit Facility and the CCS Credit Facility.

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

Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2013, 2012 and 2011, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by $1.6 million, $1.3 million and $1.3 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FleetCor Technologies, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). FleetCor Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the following entities which are included in the 2013 consolidated financial statements of FleetCor Technologies, Inc. and subsidiaries: FleetCor Technologies Australia Pty Ltd., Cardlink Systems, Ltd., Discrete Wireless, Inc., VB-Serviocios, Comercio E Administracao, DBTRANS, S.A., Epyx Limited and other insignificant acquisitions. These entities constituted 32% of total assets and 23% of net assets as of December 31, 2013, and 8% of revenues and 4% of net income for the year then ended. Our audit of internal control over financial reporting of FleetCor Technologies, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the entities mentioned herein.

In our opinion, FleetCor Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of FleetCor Technologies, Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 3, 2014

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	December 31
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$338,105	$283,649
Restricted cash	48,244	53,674
Accounts receivable (less allowance for doubtful accounts of $22,416 and $19,463, respectively)	573,351	525,441
Securitized accounts receivable—restricted for securitization investors	349,000	298,000
Prepaid expenses and other current assets	40,062	28,126
Deferred income taxes	4,750	6,464

Total current assets	1,353,512	1,195,354

Property and equipment	111,100	93,902
Less accumulated depreciation and amortization	(57,144)	(48,706)

Net property and equipment	53,956	45,196
Goodwill	1,552,725	926,609
Other intangibles, net	871,263	463,864
Other assets	100,779	90,847

Total assets	$3,932,235	$2,721,870

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$467,202	$418,609
Accrued expenses	114,870	75,812
Customer deposits	182,541	187,627
Securitization facility	349,000	298,000
Current portion of notes payable and lines of credit	662,439	141,875
Other current liabilities	132,846	20,299

Total current liabilities	1,908,898	1,142,222

Notes payable and other obligations, less current portion	474,939	485,217
Deferred income taxes	249,504	180,609
Other noncurrent liabilities	55,001	—

Total noncurrent liabilities	779,444	665,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized, 118,206,262 shares issued and 82,471,770 shares outstanding at December 31, 2013; and 116,772,324 shares issued and 81,037,832 shares outstanding at December 31, 2012	117	116
Additional paid-in capital	631,667	542,018
Retained earnings	1,035,198	750,697
Accumulated other comprehensive loss	(47,426)	(3,346)
Less treasury stock (35,734,492 shares at December 31, 2013 and 2012)	(375,663)	(375,663)

Total stockholders’ equity	1,243,893	913,822

Total liabilities and stockholders’ equity	$3,932,235	$2,721,870

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Amounts)

	Year Ended December 31
	2013	2012	2011
Revenues, net	$895,171	$707,534	$519,591
Expenses:
Merchant commissions	68,143	58,573	51,199
Processing	134,030	115,446	84,516
Selling	57,346	46,429	36,606
General and administrative	142,283	110,122	84,765
Depreciation and amortization	72,737	52,036	36,171

Operating income	420,632	324,928	226,334

Other expense (income), net	602	1,121	(589)
Interest expense, net	16,461	13,017	13,377
Loss on early extinguishment of debt	—	—	2,669

Total other expense	17,063	14,138	15,457

Income before income taxes	403,569	310,790	210,877
Provision for income taxes	119,068	94,591	63,542

Net income	$284,501	$216,199	$147,335

Earnings per share:
Basic earnings per share	$3.48	$2.59	$1.83

Diluted earnings per share	$3.36	$2.52	$1.76

Weighted average shares outstanding:
Basic weighted average shares outstanding	81,793	83,328	80,610

Diluted weighted average shares outstanding	84,655	85,736	83,654

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31
	2013	2012	2011
Net income	$284,501	$216,199	$147,335
Other comprehensive (loss) income:
Foreign currency translation adjustment (loss) gain, net of tax	(44,080)	10,370	(5,615)

Total other comprehensive (loss) income	(44,080)	10,370	(5,615)

Total comprehensive income	$240,421	$226,569	$141,720

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$112	$421,991	$387,163	$(175,220)	$(8,101)	$625,945
Net income	—	—	147,335	—	—	147,335
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	—	(5,615)	(5,615)

Total comprehensive income						141,720
Repurchase of common stock	—	—	—	(443)	—	(443)
Issuance of common stock	2	44,212	—	—	—	44,214

Balance at December 31, 2011	114	466,203	534,498	(175,663)	(13,716)	811,436
Net income	—	—	216,199	—	—	216,199
Other comprehensive income from currency exchange, net of tax of $0	—	—	—	—	10,370	10,370

Total comprehensive income						226,569
Repurchase of common stock	—	—	—	(200,000)	—	(200,000)
Issuance of common stock	2	75,815	—	—	—	75,817

Balance at December 31, 2012	116	542,018	750,697	(375,663)	(3,346)	913,822
Net income	—	—	284,501	—	—	284,501
Other comprehensive loss from currency exchange, net of tax of $186	—	—	—	—	(44,080)	(44,080)

Total comprehensive income						240,421
Issuance of common stock	1	89,649	—	—	—	89,650

Balance at December 31, 2013	$117	$631,667	$1,035,198	$(375,663)	$(47,426)	$1,243,893

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2013	2012	2011
Operating activities
Net income	$284,501	$216,199	$147,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,885	14,116	11,451
Stock-based compensation	26,676	19,275	21,743
Provision for losses on accounts receivable	18,867	21,896	19,226
Amortization of deferred financing costs	3,276	2,279	1,864
Amortization of intangible assets	49,313	32,376	19,590
Amortization of premium on receivables	3,263	3,265	3,266
Deferred income taxes	(5,453)	(3,337)	(2,920)
Loss on early extinguishment of debt	—	—	2,669
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	5,430	2,088	6,579
Accounts receivable	(45,005)	(71,102)	(80,024)
Prepaid expenses and other current assets	(74)	(6,847)	17,581
Other assets	38,906	(46,553)	(1,935)
Excess tax benefits related to stock-based compensation	(32,535)	(29,355)	(13,727)
Accounts payable, accrued expenses, and customer deposits	11,635	(18,840)	126,927

Net cash provided by operating activities	375,685	135,460	279,625

Investing activities
Acquisitions, net of cash acquired	(728,343)	(190,447)	(333,763)
Purchases of property and equipment	(20,785)	(19,111)	(13,454)

Net cash used in investing activities	(749,128)	(209,558)	(347,217)

Financing activities
Excess tax benefits related to stock-based compensation	32,535	29,355	13,727
Repurchase of common stock	—	(200,000)	—
Proceeds from issuance of common stock	30,438	27,187	8,477
Borrowings on securitization facility, net	51,000	18,000	136,000
Deferred financing costs paid	(1,970)	(3,776)	(7,839)
Proceeds from notes payable	—	250,000	300,000
Principal payments on notes payable	(28,125)	(30,414)	(338,965)
Borrowings from revolver- A Facility	783,663	455,000	125,000
Payments on revolver- A Facility	(261,516)	(480,000)	—
Borrowings from revolver- B Facility	16,715	—	—
Payments on foreign revolver- B Facility	(8,552)	—	—
Payments on acquired debt	(164,083)	—	—
Borrowings from swing line of credit, net	—	(1,874)	—
Other	(14,380)	(1,490)	(179)

Net cash provided by financing activities	435,725	61,988	236,221

Effect of foreign currency exchange rates on cash	(7,826)	10,600	1,726

Net increase (decrease) in cash	54,456	(1,510)	170,355
Cash and cash equivalents at beginning of year	283,649	285,159	114,804

Cash and cash equivalents at end of year	$338,105	$283,649	$285,159

Supplemental cash flow information
Cash paid for interest	$25,886	$14,760	$14,961

Cash paid for income taxes	$99,308	$38,169	$49,205

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2013

1. Description of Business

FleetCor Technologies Inc. and its subsidiaries (the Company) is a leading independent global provider of fuel cards and workforce payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. The Company’s payment programs enable its customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty.

The Company provides payment products and services in a variety of combinations to create customized payment solutions for customers and partners. The Company sells these products and services directly and indirectly through partners with whom it has strategic relationships, such as major oil companies and petroleum marketers. The Company refers to these major oil companies and petroleum marketers as “partners.” The Company provides customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll road fees and related products and services at participating locations. The Company’s payment programs enable businesses to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty.

In order to deliver payment programs and services and process transactions, the Company owns and operates proprietary “closed-loop” networks through which the Company electronically connects to merchants and captures, analyzes and reports customized information. The Company also uses third-party networks to deliver its payment programs and services in order to broaden its card acceptance and use. To support the payment products, the Company also provides a range of services, such as issuing and processing, as well as specialized information services that provide customers with value-added functionality and data. Customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs.

The Company’s reportable segments, North America and International, reflect the Company’s global organization. Within these segments, services are provided to commercial fleets, major oil companies, and petroleum marketers. In North America, the Company primarily sells a fuel card product, as well as a fleet telematics offering, which allows customers to track the location of mobile workers in field based businesses, primarily to small and mid-sized fleets. The Company also provides lodging and transportation management services in North America. In its International segment, the Company provides small and mid-sized fleets with fuel cards to control and manage spending. Additionally, the Company provides a similar fuel product in its International segment to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, that when utilized at the fueling site and by the vehicle, significantly reduces the likelihood of unauthorized and fraudulent transactions and allows fleet owners to monitor and control fuel consumption. The Company also provides a vehicle maintenance service offering in its International segment that helps fleet customers to better manage their vehicle maintenance, service, and repair needs. Furthermore, the Company also provides prepaid fuel, transportation, toll and food vouchers and cards internationally that may be used as a form of payment in restaurants, grocery stores, gas stations, public transportation and toll roads.

In 2013, the Company processed approximately 328 million transactions on its proprietary networks and third-party networks.

2. Summary of Significant Accounting Policies

Revenue Recognition and Presentation

Revenue is derived from the Company’s merchant and network relationships as well as from customers and partners. The Company recognizes revenue on fees generated through services to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and records revenue net of the wholesale cost of the underlying products and services based on the following: (i) the Company is not the primary obligor in the arrangement and is not responsible for fulfillment and the acceptability of the product; (ii) the Company has no inventory risk, does not bear the risk of product loss and does not make any changes to the product or have any involvement in the product specifications; (iii) the Company does not have significant latitude with respect to establishing the price for the product and (iv) the amount the Company earns for its services is fixed, within a limited range.

Through the Company’s merchant and network relationships the Company primarily provides fuel, vehicle maintenance, prepaid cards or lodging services to its customers. The Company derives its revenue from the Company’s merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. The Company’s net revenue consists of margin on fuel sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of the product plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price the Company pays to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. The Company recognizes revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company has entered into agreements with major oil companies and petroleum marketers that specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and have accepted and posted the data to the Company’s records.

The Company also derives revenue from customers and partners from a variety of program fees including transaction fees, card fees, network fees, report fees, subscription fees and other transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. Such services are provided through proprietary networks or through the use of third-party networks. Transaction fees and other transaction-based fees generated from our proprietary networks and third-party networks are recognized at the time the transaction is captured. Card fees, network fees and program fees are recognized as the Company fulfills its contractual service obligations. In addition, the Company recognizes revenue from late fees and finance charges. Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed.

The Company also charges its customers transaction fees to load value onto fuel, food, toll and transportation vouchers and cards. The Company recognizes the fee revenue upon providing the activated fuel, food, toll and transportation vouchers and cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. The Company has recorded $9.3 million and $4.7 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income for the year ended December 31, 2013 and 2012, respectively.

The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2013, 2012 and 2011 all include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to the short maturity of such instruments. The fair values of certain of the Company’s short and long-term debt approximates their carrying values as they bear interest at variable rates.

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

These estimates are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include additional contingent consideration related to future earn-outs based on the growth of the market. Contingent earn-outs are recorded at fair value at the date of the acquisition, and are remeasured each reporting period, with any changes in fair value recorded in the consolidated statements of income. The Company estimates the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting the Compay’s assessment of the assumptions market participants would use to value these liabilities.

Impairment of Long-Lived Assets and Intangibles

The Company tests its long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or asset group. The sum of the undiscounted future cash flows attributable to the asset or asset group is compared to its carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the business-line level, as this is the lowest level for which identifiable cash flows are available.

The Company completes an asset impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. The Company has performed a step 0 qualitative assessment of certain of its reporting units. In this qualitative assessment, the Company individually considered the following items for each reporting unit where the Company determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.

The Company completed step 1 of the goodwill impairment testing for certain of our reporting units for which the qualitative assessment was not performed. In this first step, the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

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

Based on the goodwill asset impairment analysis performed quantitatively and qualitatively on October 1, 2013, the Company determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Property, Plant and Equipment and Definite-Lived Intangible Assets

Property, plant and equipment are stated at cost and depreciated on the straight-line basis. Definite-lived intangible assets, consisting primarily of customer relationships, are stated at fair value upon acquisition and are amortized over their estimated useful lives. Customer and merchant relationship useful lives are estimated using historical attrition rates.

The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $12.8 million, $10.6 million and $6.5 million in 2013, 2012 and 2011, respectively. Amortization expense for software totaled $7.3 million, $5.7 million and $4.1 million in 2013, 2012 and 2011, respectively.

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

Cash Equivalents

Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $0.4 million for each of the years ended December 31, 2013 and 2012, and foreign exchange gain for the year ended December 31, 2011 of $0.6 million, which are recorded within other income, net in the Consolidated Statements of Income.

Stock-Based Compensation

The Company accounts for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years and vesting of the options is generally based on the passage of time or performance. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Prior to July 2012, due to the limited time the Company had been public, the Company estimated the volatility of the share price of the Company’s common stock by considering the historical volatility of the stock of similar public entities. In determining the appropriateness of the public entities included in the volatility assumption the Company considered a number of factors, including the entity’s life cycle stage, size, financial leverage, and products offered. Beginning July 1, 2012, the Company began utilizing the volatility of the share price of the Company’s common stock to estimate the volatility assumption for the Black-Scholes option pricing model. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of the shares granted is generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to four years. The fair value of restricted stock shares based on performance or time is based on the grant date fair value of the Company’s stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. For performance-based restricted stock awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.

Deferred Financing Costs

Costs incurred to obtain financing, net of accumulated amortization, are amortized over the term of the related debt. In June 2011, the Company wrote-off $1.7 million and $1.0 million in deferred debt issuance costs associated with the extinguishment of the 2005 Facility and CCS Credit Facility, respectively. Additionally, the Company incurred debt issuance costs associated with its new Credit Facility of $7.2 million in June 2011, $3.0 million in November 2012, and $1.4 million in March 2013. At December 31, 2013 and 2012, the Company had net deferred financing costs of $6.8 million and $8.1 million, respectively, which are included in other long term assets in the consolidated Balance Sheets.

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

The Company’s consolidated balance sheets and statements of income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities.

On February 3, 2014, the Company extended the term of its asset securitization facility to February 2, 2015. The Company capitalized $0.5 million in deferred financing fees in connection with this extension.

The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2013	2012
Gross domestic accounts receivables	$107,627	$96,964
Gross domestic securitized accounts receivable	349,000	298,000
Gross foreign receivables	488,140	447,940

Total gross receivables	944,767	842,904
Less allowance for doubtful accounts	(22,416)	(19,463)

Net accounts and securitized accounts receivable	$922,351	$823,441

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2013	2012	2011
Allowance for doubtful accounts beginning of year	$19,463	$15,315	$14,256
Add:
Provision for bad debts	18,866	21,896	19,226
Less:
Write-offs	(15,913)	(17,748)	(18,167)

Allowance for doubtful accounts end of year	$22,416	$19,463	$15,315

All foreign receivables are Company owned receivables and are not included in the Company’s receivable securitization program. At December 31, 2013 and 2012, there was $349 million and $298 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

Purchase of Receivables

The Company recorded a premium on the purchase of receivables in prior years, which represented the amount paid in excess of the fair value of the receivables at the time of purchase. This premium is included in other long-term assets in the Consolidated Balance Sheets and is being amortized over its remaining useful life. At December 31, 2013 and 2012, the remaining net premium on the purchase of receivables was $16.4 million and $19.7 million, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense were $12.3 million, $11.5 million and $8.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average of common stock and non-vested, non-forfeitable restricted shares outstanding, unadjusted for dilution, and net income is adjusted for preferred stock accrued dividends to arrive at income attributable to common shareholders.

Diluted earnings per share is calculated using the weighted average shares outstanding and contingently issuable shares less weighted average shares recognized during the period. The net outstanding shares have been adjusted for the dilutive effect of common stock equivalents, which consist of outstanding stock options and unvested forfeitable restricted stock units.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

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

Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company on January 1, 2013. Since ASU 2013-02 is a disclosure-only standard, its adoption did not affect the Company’s results of operations, financial condition, or cash flows. The Company has not reclassified any items out of AOCI to the statement of income during the year ended December 31, 2013.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued FASB ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard was effective for the Company beginning October 1, 2013. In January 2013, the FASB issued Accounting Standards Update 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. As the Company is not party to any derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and lending transactions the adoption of these standards did not have a material impact on the presentation of the Company’s disclosures within our financial statements.

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

As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•	Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We have highly liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our consolidated balance sheets. Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments, the carrying value approximates fair value.

The Company estimated the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration are recorded as income or expense in the consolidated statements of operations.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis and that are subject to the disclosure requirements of the authoritative guidance as of December 31, 2013 and 2012 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Repurchase agreements	$162,126	$—	$162,126	$—
Certificates of deposit	9,038	—	9,038	—

Total cash equivalents	$171,164	$—	$171,164	$—
Liabilities:
Acquisition related contingent consideration	$80,476	$—	$—	$80,476
December 31, 2012
Assets:
Repurchase agreements	$128,269	$—	$128,269	$—
Certificates of deposit	11,849	—	11,849	—

Total cash equivalents	$140,118	$—	$140,118	$—

4. Stock Transactions

Common Stock

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

5. Share Based Compensation

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Equity Compensation Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares for the years ended December 31, 2013, 2012 and 2011, respectively. On May 13, 2013, the Company’s stockholders authorized an increase of 6,500,000 shares of common stock available for grant pursuant to the 2010 Equity Compensation Plan. Giving effect to this increase, there were 6,837,714 additional shares remaining available for grant under the Plans at December 31, 2013.

The table below summarizes the expense related to share-based payments for the years ended December 31 (in thousands):

	2013	2012	2011
Stock options	$11,677	$10,341	$9,654
Restricted stock	14,999	8,934	12,089

Stock-based compensation	$26,676	$19,275	$21,743

The tax benefits recorded on stock based compensation were $9.8 million, $6.8 million and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2013:

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$22,492	1.71
Restricted stock	22,312	1.04

Total	$44,804

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

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,229	$12.79	5,168	$6.06		$128,472
Granted	526	30.56			$9.72
Exercised	(2,008)	4.51				50,921
Forfeited	(406)	20.96

Outstanding at December 31, 2011	8,341	15.51	4,394	10.13		119,802
Granted	1,223	36.94			10.82
Exercised	(2,925)	9.38				129,488
Forfeited	(74)	20.43

Outstanding at December 31, 2012	6,565	22.17	2,666	14.71		206,636
Granted	307	80.77			23.00
Exercised	(1,425)	21.13				136,807
Forfeited	(116)	28.68

Outstanding at December 31, 2013	5,331	25.68	2,589	16.57		487,673
Vested and expected to vest at December 31, 2013	5,331	$25.68

The following table summarizes information about stock options outstanding at December 31, 2013 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$1.20 – 6.548	517	—	517
10.00 – 14.00	832	—	832
18.00 – 20.00	287	1.00	142
23.00	1,980	1.38	754
27.83 – 34.72	290	1.44	108
35.04 – 40.65	1,070	2.48	236
47.63 – 58.02	108	2.96	—
74.99 – 87.61	212	3.46	—
111.09	35	3.81	—

	5,331		2,589

The aggregate intrinsic value of options exercisable at December 31, 2013 was $260 million. The weighted average remaining contractual term of options exercisable at December 31, 2013 was 5.6 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31 as follows:

	2013	2012	2011
Risk-free interest rate	0.76%	0.59%	1.47%
Dividend yield	—	—	—
Expected volatility	34.95%	36.49%	37.83%
Expected life (in years)	4.00	4.00	4.03

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

The weighted-average remaining contractual life for options outstanding was 6.7 and 7.4 years at December 31, 2013 and 2012, respectively.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of the shares is generally based on the passage of time, performance or market conditions. Shares vesting based on the passage of time have vesting provisions ranging from one to four years. The fair value of restricted stock shares based on performance is based on the grant date fair value of the Company’s stock.

The fair value of restricted stock shares based on market conditions was estimated using the Monte Carlo option pricing model with the following assumptions during 2013 and 2011. There were no restricted stock shares granted based on market conditions in 2012.

	2013	2011
Risk-free interest rate	0.42%	1.25%
Dividend yield	—	—
Expected volatility	30.00%	37.00%
Expected life (in years)	1.75	0.63

The risk-free interest rate and volatility assumptions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,250	$21.93
Granted	261	31.08
Cancelled	(50)	21.00
Sold/issued	(621)	23.12

Outstanding at December 31, 2011	840	23.15
Granted	131	41.69
Cancelled	(25)	33.49
Issued	(474)	22.05

Outstanding at December 31, 2012	472	28.98
Granted	358	92.16
Cancelled	(31)	35.42
Issued	(165)	30.93

Outstanding at December 31, 2013	634	$67.83

6. Acquisitions

2013 Acquisitions

During 2013, the Company completed acquisitions with an aggregate purchase price of $848.2 million, net of cash acquired of $35.6 million, including deferred payments of $36.8 million and the estimated fair value of contingent earn out payments of $83.1 million.

For certain acquisitions in 2013, the consideration transferred includes contingent consideration based on achieving specific financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale, and expense growth does not exceed a specified amount during a specified time period. The potential future payments that the Company could be required to make related to these contingent consideration agreements ranges from $0 to $117.3 million. The fair value of the arrangements included in the purchase price allocations was estimated using a Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach and considered historic expenses, historic EBITDA and revenue growth and current projections for the respective acquired entities. The Company recorded $83.1 million of contingent consideration, which is payable in the second half of 2014. As the payments are due within one year of the date of acquisition, the Company did not apply a discount rate to the potential payments. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense in the consolidated Statements of Income.

Fleet Card

On March 25, 2013, the Company acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. GE Capital’s “Fleet Card” is a multi-branded fuel card product with acceptance in over 6,000 fuel outlets and over 7,000 automotive service and repair centers across Australia. Through this transaction, the Company acquired the Fleet Card product, brand, acceptance network contracts, supplier contracts, and approximately one-third of the customer relationships with regards to fuel cards (together, “Fleet Card”). The remaining customer relationships will be retained by Custom Fleet, and are comprised of companies which have commercial relationships with Custom Fleet beyond fueling, such as fleet management and leasing. The purpose of this acquisition was to establish the Company’s presence in the Australian marketplace. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill related to this acquisition is not deductible for tax purposes.

CardLink

On April 29, 2013, the Company acquired all of the outstanding stock of CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink provides a proprietary fuel card program with acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. With this transaction, the Company entered into a $12.0 million New Zealand dollar ($9.8 million) revolving line of credit, which will be used to fund the working capital needs of the CardLink business. The purpose of this acquisition was to enter the Australia and New Zealand regions and follows the Company’s recent purchase of GE Capital’s Fleet Card business in Australia. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill related to this acquisition is not deductible for tax purposes.

VB

On August 9, 2013, the Company acquired all of the outstanding stock of VB Servicos, Comercio e Administracao LTDA (“VB”), a provider of transportation cards and vouchers in Brazil. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. VB is a provider of transportation cards in Brazil where employers are required by legislation to provide certain employees with prepaid public transportation cards to subsidize their commuting expenses. VB serves over 35,000 business clients and supports approximately 800 transportation agencies across Brazil. VB also markets food cards. The purpose of this acquisition was to strengthen the Company’s presence in the Brazilian marketplace. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill related to this acquisition is deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets and certain acquired contingencies and the working capital adjustment period remains open.

Epyx

On October 1, 2013, the Company acquired all of the outstanding stock of Epyx, a provider to the fleet maintenance, service and repair marketplace in the UK. Epyx provides an internet based system and a vehicle repair network of approximately 9,000 service garages to fleet operators in the UK. The Epyx service helps its customers better manage their vehicle maintenance, service, and repair needs. The Epyx service automates repair authorization, schedules service appointments, controls costs, and simplifies overall vehicle service administration. Epyx earns transaction fees on each of the millions of service incidents that it supports each year. The purpose of this acquisition is to allow the Company to extend beyond fleet fueling, in the UK marketplace, to fleet maintenance services, a complementary service to existing fleet customers. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets and the working capital adjustment period remains open.

DB

On October 15, 2013, the Company acquired all of the outstanding stock of DB Trans S.A. (“DB”), a provider of payment solutions for independent truckers in Brazil. The purpose of this acquisition is to strengthen the Company’s presence in the Brazilian marketplace. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets and the working capital adjustment period remains open.

NexTraq

On October 17, 2013, the Company acquired all of the outstanding stock of NexTraq, a U.S. based provider of telematics solutions to small and mid-sized businesses. NexTraq provides fleet operators with an internet based system that enhances workforce productivity through real time vehicle tracking, route optimization, job dispatch, and fuel usage monitoring, and has 100,000 active subscribers. The purpose of this acquisition is to provide the Company with a cross marketing opportunity due to the similarity of the commercial fleet customer base. Results from the acquired business have been reported in the Company’s North America segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes. The purchase price allocation related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets and the working capital adjustment period remains open.

2013 Totals

Giving effect to acquisitions described above and assuming each occurred on January 1, 2012, consolidated revenues for the years ended December 31, 2013 and 2012, would have been approximately 12% and 21% higher (unaudited) than reported, respectively. Additionally, income before taxes, net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2013 and 2012, each would have been 3% higher (unaudited) than reported.

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during 2013 (in thousands):

Trade and other receivables	$71,754
Prepaid expenses and other	12,555
Property and equipment	5,791
Other long term assets	52,885
Goodwill	646,556
Other intangible assets	470,342
Notes and other liabilities assumed	(278,417)
Deferred tax liabilities	(78,261)
Other long term liabilities	(55,001)

Aggregate purchase prices	$848,204

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	3 – 20	$366,072
Trade names and trademarks—indefinite	N/A	46,900
Trade names and trademarks	15	200
Merchant network	10	5,280
Software	3 – 10	36,890
Non-competes	5	15,000

		$470,342

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the acquired businesses. The Company incurred and expensed acquisition related costs of $6.0 million in 2013, which are included within general and administrative expenses in the Consolidated Statement of Income for the year ended December 31, 2013. Included within the purchase price allocation above for 2013 are certain indemnification assets and liabilities related to acquired businesses.

In connection with 2013 acquisitions, the Company recorded uncertain tax positions aggregating $15.3 million and contingent liabilities aggregating $55.0, which are included in accrued expenses and other long term liabilities in the consolidated balance sheet, respectively. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $52.6 million was recorded, of which $2.5 million is included with prepaid expense and other and $50.1 million is included with other long term assets in the consolidated balance sheet. The potential range of acquisition related contingent liabilities that the Company estimates would be incurred and ultimately recoverable, and for which we have recorded indemnification assets in the consolidated balance sheet, is $48.5 million to $52.6 million.

2012 Acquisitions

During 2012, the Company completed several foreign acquisitions with an aggregate purchase price of $207.4 million, net of cash acquired, which includes deferred payments of $11.3 million and contingent earn-out payments of $4.9 million. The Company has estimated the fair value of remaining payments related to this earn out of $0.9 million at December 31, 2013.

Russian Fuel Card Company

On June 15, 2012, the Company acquired all of the outstanding stock of a leading Russian fuel card company. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. In connection with the transaction, a final payment of $11.3 million was paid in December 2013. This deferred payment is included in current portion of notes payable and other obligations, within the consolidated balance sheet. The acquired company is a Russian leader in fuel card systems and serves major oil clients and hundreds of independent fuel card issuers. Its technology allows issuers to share their retail network, thereby expanding the reach of their networks. Results from the acquired Russian business have been reported in the Company’s International segment since the date of acquisition. The purpose of this acquisition was to further expand the Company’s presence in the Russian fuel card marketplace. This business acquisition was not material to the Company’s consolidated financial statements. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the Russian fuel card company. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

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

CTF provides fuel payment processing services for over-the-road fleets, ships, mining equipment, and railroads in Brazil. CTF’s payment platform links together fleet operators, banks, and oil companies. CTF earns revenue primarily from a recurring transaction fee paid by the oil companies who purchase services for their fleet customers under multi-year customer contracts. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

2012 Totals

The following table summarizes the allocation of the purchase price for all acquisitions during 2012, net of cash acquired (in thousands):

Trade and other receivables	$13,197
Prepaid expenses and other	6,014
Property and equipment	6,701
Goodwill	165,477
Other intangible assets	109,782
Notes and other liabilities assumed	(42,845)
Deferred tax liabilities	(50,936)

Aggregate purchase prices	$207,390

The purchase price is net of cash and cash equivalents acquired, totaling $1.9 million, and also includes deferred payments of $11.3 million and a contingent earn-out payment of $4.9 million.

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	10 – 20	$77,678
Trade names and trademarks—indefinite	N/A	16,900
Merchant network	10	4,604
Software	3 – 10	9,800
Non-compete	2 – 6	800

		$109,782

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

Mexican Prepaid Fuel Card and Food Voucher business

In August 2011, the Company acquired all of the stock of Efectivale, a prepaid fuel card and food voucher company in Mexico. The acquired company provides fuel and food card/voucher services to businesses and governmental entities in Mexico and serves over 10,000 businesses, with over 800,000 cardholders and beneficiaries. Purchases are predominately prepaid and revenues are earned both from customers and merchants. Results from the acquired Mexico business are reported in our International segment since the date of acquisition. This business acquisition was not material to the Company’s consolidated financial statements and accordingly, the Company has not provided pro forma information relating to this acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

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

The following table summarizes the allocation of the purchase price for Allstar (in thousands):

Trade and other receivables	$253,628
Prepaid expenses and other	139
Property and equipment	601
Goodwill	106,279
Other intangible assets	168,200
Notes and other liabilities assumed	(176,326)
Deferred tax liabilities	(40,357)

Purchase price	$312,164

Intangible assets allocated in connection with the purchase price allocation consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	2011 Acquisitions
Customer relationships	10 – 20	$141,600
Trade names and trademarks—indefinite	N/A	18,400
Merchant network	20	8,200

		$168,200

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and the acquired business. The goodwill acquired with this business is not deductible for tax purposes.

7. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2012	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2013
Segment
North America	$276,714	$89,880	$—	$—	$366,594
International	649,895	556,676	80	(20,520)	1,186,131

	$926,609	$646,556	$80	$(20,520)	$1,552,725

	December 31, 2011	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2012
Segment
North America	$276,714	$—	$—	$—	$276,714
International	484,022	165,398	35	440	649,895

	$760,736	$165,398	$35	$440	$926,609

Goodwill and other intangible asset purchase price adjustments in 2013 and 2012 are related to working capital adjustments in prior year foreign acquisitions. At December 31, 2013 and 2012, approximately $412.7 million and $238 million of the Company’s goodwill is deductible for tax purposes, respectively.

Other intangible assets consisted of the following at December 31 (in thousands):

		2013			2012
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	3 to 20	$850,809	$(134,998)	$715,811	$487,718	$(90,920)	$396,798
Trade names and trademarks—indefinite lived	N/A	99,690	—	99,690	53,926	—	53,926
Trade names and trademarks—other	3 to 15	3,341	(1,635)	1,706	3,160	(1,420)	1,740
Software	3 to 10	47,778	(9,090)	38,688	15,330	(5,208)	10,122
Non-compete agreements	2 to 5	18,499	(3,131)	15,368	3,271	(1,993)	1,278

Total other intangibles		$1,020,117	$(148,854)	$871,263	$563,405	$(99,541)	$463,864

Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011, was $49.3 million, $32.4 million and $19.6 million, respectively.

The future estimated amortization of intangibles at December 31, 2013 is as follows (in thousands):

2014	$71,949
2015	71,485
2016	70,633
2017	68,130
2018	64,256
Thereafter	425,120

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2013	2012
Computer hardware and software	3 to 7	$78,460	$65,988
Card-reading equipment	5	12,649	10,218
Furniture, fixtures, and vehicles	3 to 6	9,420	7,986
Buildings and improvements	10 to 30	10,571	9,710

Property, plant and equipment, gross		111,100	93,902
Less: accumulated depreciation		(57,144)	(48,706)

Property, plant and equipment, net		$53,956	$45,196

Depreciation expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was $16.9 million $14.1 million and $11.5 million, respectively. Depreciation expense includes $7.3 million, $5.7 million and $4.1 million, for capitalized computer software costs for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company had unamortized computer software costs of $24.6 million and $19.0 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2013	2012
Accrued bonuses	$7,912	$6,980
Accrued interest	314	65
Accrued payroll	3,640	1,977
Accrued taxes	63,202	48,792
Other	39,802	17,998

	$114,870	$75,812

10. Debt

The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2013	2012
Term note payable—domestic(a)	$496,875	$525,000
Revolving line of credit A Facility—domestic(a)	425,000	100,000
Revolving line of credit A Facility—foreign(a)	202,839	—
Revolving line of credit B Facility—foreign(a)	7,099	—
Revolving line of credit—New Zealand(c)	—	—
Other debt(d)	5,565	2,092

Total notes payable and other obligations	1,137,378	627,092
Securitization facility(b)	349,000	298,000

Total notes payable, credit agreements and Securitization Facility	$1,486,378	$925,092

Current portion	$1,011,439	$439,875
Long-term portion	474,939	485,217

Total notes payable, credit agreements and Securitization Facility	$1,486,378	$925,092

(a)	The Company entered into a Credit Agreement on June 22, 2011. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility. On March 20, 2013, the Company entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added a designated borrower in Australia and another in New Zealand with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the Facility. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $28.1 million were made on the term loan during 2013. This facility includes a foreign currency swing line of credit on which the Company borrowed funds during the periods presented. The Company did not have an outstanding unpaid balance on the foreign currency swing line of credit at December 31, 2013 or 2012.
(b)

The Company is party to a $500 million receivables purchase agreement (Securitization Facility) that was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015, to change pricing and to return to prorate funding by the participating banks. There is a program fee equal to one month Libor and the Commercial Paper Rate of 0.24% plus 0.75% and 0.17% plus 0.675% as of December 31, 2012 and 2013, respectively. The unused facility fee is payable at a rate of 0.35% per annum as of December 31, 2012 and 0.30% per annum as of December 31, 2013. As of February 3, 2014, the Program fee is equal to one month Libor and the Commercial Paper Rate plus 0.65% and an unused facility fee of 0.25% per annum if utilization is greater than 75% or 0.30% per annum if utilization is less than 75%. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition in New Zealand, the Company entered into a $12 million New Zealand dollar ($9.8 million) facility that is used for local working capital needs. This facility is a one year facility that matures on April 30, 2014. A line of credit charge of 0.025% times the facility limit is charged each month plus interest on outstanding borrowings is charged at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The Company did not have an outstanding unpaid balance on this facility at December 31, 2013.
(d)	Other debt includes other deferred liabilities associated with certain of our businesses and is recorded within notes payable and other obligations, less current portion in the consolidated Balance Sheets.

The Company was in compliance with all financial covenants at December 31, 2013.

The contractual maturities of the Company’s notes payable at December 31, 2013 are as follows (in thousands):

2014	$662,439
2015	56,632
2016	57,300
2017	111,340
2018	249,534
Thereafter	133

11. Income Taxes

Income before the provision for income taxes is attributable to the following jurisdictions (in thousands) for years ended December 31:

	2013	2012	2011
United States	$205,033	$186,301	$144,928
Foreign	198,536	124,489	65,949

Total	$403,569	$310,790	$210,877

The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$72,909	$62,886	$45,817
State	7,369	4,551	2,578
Foreign	46,026	29,551	17,375

Total current	126,304	96,988	65,770
Deferred:
Federal	(1,287)	2,295	1,538
State	130	417	132
Foreign	(6,079)	(5,109)	(3,898)

Total deferred	(7,236)	(2,397)	(2,228)

Total provision	$119,068	$94,591	$63,542

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the years ended December 31 due to the following (in thousands):

	2013		2012		2011
Computed “expected” tax expense	$141,249	35.00%	$108,777	35.00%	$73,807	35.00%
Changes resulting from:
Foreign income tax differential	(16,021)	(3.97)	(11,695)	(3.76)	(8,333)	(3.95)
State taxes net of federal benefits	4,744	1.18	3,858	1.24	1,923	0.91
Foreign-sourced nontaxable income	(11,967)	(2.97)	(8,840)	(2.84)	(4,423)	(2.10)
Other	1,063	0.26	2,491	0.76	568	0.27

Provision for income taxes	$119,068	29.50%	$94,591	30.40%	$63,542	30.13%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$4,451	$4,028
Accrued expenses not currently deductible for tax	—	2,257
Stock based compensation	12,022	8,226
Foreign tax credit	1,349	177
Net operating loss carry forwards	4,438	4,291
Fixed assets	4,135	580
Other	541	643

Deferred tax assets before valuation allowance	26,936	20,202
Valuation allowance	(1,450)	(1,382)

Deferred tax assets, net	25,486	18,820

Deferred tax liabilities:
Property and equipment, principally due to differences between book and tax depreciation	(4,180)	—
Intangibles—including goodwill	(226,396)	(165,270)
Basis difference in investment in foreign subsidiaries	(25,145)	(26,926)
Other	(14,519)	(769)

Deferred tax liabilities	(270,240)	(192,965)

Net deferred tax liabilities	$(244,754)	$(174,145)

The Company’s deferred tax balances are classified in its balance sheets based on net current items and net non-current items as of December 31 as follows (in thousands):

	2013	2012
Current deferred tax assets and liabilities:
Current deferred tax assets	$4,750	$6,464
Long term deferred tax assets and liabilities:
Long term deferred tax assets	20,736	12,357
Long term deferred tax liabilities	(270,240)	(192,966)

Net long term deferred tax liabilities	(249,504)	(180,609)

Net deferred tax liabilities	$(244,754)	$(174,145)

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of certain stock options. To the extent realized tax deductions for options exceed the amount previously recognized as deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $32.5 million, $29.4 million and $13.7 million in the years ended 2013, 2012 and 2011, respectively.

At December 31, 2013, U.S. taxes were not provided on earnings of the Company’s foreign subsidiaries. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. If in the future these earnings are repatriated to the U.S, or if the Company determines that the earnings will be remitted in the foreseeable future, an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $586.8 million, $388.3 million and $263.8 million at December 31, 2013, 2012 and 2011, respectively. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The valuation allowance for deferred tax assets at December 31, 2013 and 2012 was $1.5 million and $1.4 million, respectively. The valuation allowance relates to foreign and state net operating loss carry forwards and foreign tax credit carry forwards. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $0.1 million and $0.3 million, respectively.

As of December 31, 2013, the Company had aggregate net operating loss carry forwards for state income tax purposes of $18.3 million that are available to offset future state taxable income through 2025. Additionally, the Company had $4.5 million of net operating loss carry forwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carry forwards will not expire in future years.

The Company recognizes interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which the Company believes it will ultimately prevail) within the provision for income taxes on continuing operations in the consolidated financial statements. This policy is a continuation of the Company’s policy prior to adoption of the guidance regarding uncertain tax positions. During 2013, 2012 and 2011, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $8.8 million, $1.5 million and $0.9 million, respectively.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2010. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2011. The statute of limitations has expired for years prior to 2010 for the Company’s Czech Republic income tax returns, 2010 for the Company’s Russian income tax returns, 2008 for the Company’s Mexican income tax returns, 2008 for the Company’s Brazilian income tax returns, 2008 for the Company’s Luxembourg income tax returns, 2009 for the Company’s New Zealand income tax returns, and 2013 for the Company’s Australian income tax returns.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2010	$3,912
Additions based on tax provisions related to the current year	524
Additions based on tax provisions related to the prior year	1,010
Deductions based on settlement/expiration of prior year tax positions	(452)

Unrecognized tax benefits at December 31, 2011	4,994
Additions based on tax provisions related to the current year	1,870
Additions based on tax provisions related to the prior year	716
Deductions based on settlement/expiration of prior year tax positions	(503)

Unrecognized tax benefits at December 31, 2012	7,077
Additions based on tax provisions related to the current year	1,337
Additions related to prior years for 2013 acquisitions	15,249
Deductions based on settlement/expiration of prior year tax positions	(2,062)

Unrecognized tax benefits at December 31, 2013	$21,601

As of December 31, 2013 the Company had total unrecognized tax benefits of $21.6 million of which $6.3 million, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.

12. Leases

The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2014	$8,625
2015	7,606
2016	6,370
2017	6,059
2018	5,105
Thereafter	5,464

Rent expense for noncancelable operating leases approximated $9.8 million, $8.5 million and $6.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.

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

As part of certain acquisitions in 2013, the purchase price includes provisions for contingent consideration based on achieving certain financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale, and expense growth does not exceed a specified amount during a specified time period. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense on the consolidated Statements of Income. There has been no material change to the fair value of contingent consideration liability from the fair value recorded at the date of acquisition as of December 31, 2013, except for fluctuations due to changes in foreign exchange rates. At December 31, 2013, contingent consideration for these acquisitions is $80.5 million, and is included in other liabilities within the accompanying consolidated balance sheet.

In connection with 2013 acquisitions, the Company recorded uncertain tax positions aggregating $15.3 million and contingent liabilities aggregating $55.0, which are included in accrued expenses and other long term liabilities in the consolidated balance sheet, respectively. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $52.6 million was recorded, of which $2.5 million is included with prepaid expense and other and $50.1 million is included with other long term assets in the consolidated balance sheet. The internal estimates recorded for the contingent liabilities are subject to change based on our final evaluation of the information available at the acquisition date. Any changes to the contingent liability based on our final conclusion will be accompanied by a corresponding change to the indemnification asset.

14. Earnings Per Share

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

	2013	2012	2011
Net income	$284,501	$216,199	$147,335

Denominator for basic earnings per share	81,793	83,328	80,610
Dilutive securities	2,862	2,408	3,044

Denominator for diluted earnings per share	84,655	85,736	83,654

Basic earnings per share	$3.48	$2.59	$1.83
Diluted earnings per share	3.36	2.52	1.76

Basic shares includes the impact of share-based payment awards classified as participating securities, which are not material to the calculation of basic shares. The calculation of diluted earnings per share for the year ended December 31, 2011 excludes the effect of 0.4 million shares of common stock, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for the years ended December 31, 2012 and 2013.

15. Segments

The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. The Company’s reportable segments represent components of the business for which separate financial information is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company operates in two reportable segments, North America and International. Certain operating segments are aggregated in both our North America and International reportable segments. The Company has aggregated these operating segments due to commonality of the products in each of their business lines having similar economic characteristics, services, customers and processes. There were no significant intersegment sales.

The results from the Efectivale business acquired during the third quarter of 2011, Allstar business acquired during the fourth quarter of 2011, a Russian fuel card business acquired during the second quarter of 2012, CTF Technologies, Inc. acquired during the third quarter of 2012, Fleet Card acquired during the first quarter of 2013, CardLink acquired during the second quarter of 2013, VB acquired during the third quarter of 2013 and DB and Epyx acquired during the fourth quarter of 2013 are reported in the Company’s International segment. The NexTraq business acquired during the fourth quarter of 2013 is reported in the Company’s North America segment.

The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2013	2012	2011
Revenues, net:
North America	$460,705	$400,164	$348,784
International	434,466	307,370	170,807

	$895,171	$707,534	$519,591

Operating income:
North America	$220,526	$196,677	$153,687
International	200,106	128,251	72,647

	$420,632	$324,928	$226,334

Depreciation and amortization:
North America	$22,267	$20,289	$19,845
International	50,470	31,747	16,326

	$72,737	$52,036	$36,171

Capital expenditures:
North America	$6,132	$7,735	$6,840
International	14,653	11,376	6,614

	$20,785	$19,111	$13,454

Long-lived assets (excluding goodwill):
North America	$173,608	$152,516	$113,030
International	852,390	447,391	351,135

	$1,025,998	$599,907	$464,165

The Company attributes revenues, net from external customers to individual countries based upon the country in which the related services were rendered. The table below presents certain financial information related to the Company’s significant foreign operations as of and for the years ended December 31 (in thousands):

	2013		2012		2011
Revenues, net:
United States (country of domicile)	$460,111		$399,573		$348,065
United Kingdom	198,762		153,305		80,778
Czech Republic	N/A	[1]	N/A	[1]	54,542

	2013	2012
Long-lived assets (excluding goodwill):
United States (country of domicile)	$173,354	$152,175
United Kingdom	352,538	225,050
Brazil	293,055	81,934

[1]	In 2012 and 2013, revenues in the Czech Republic were less than 10% of the Company’s consolidated total revenues.

No single customer represented more than 10% of the Company’s consolidated revenue in 2013 and 2012. In 2011, a major-oil partner, accounted for approximately 11% of the Company’s consolidated revenues, net. The revenues from this significant customer are presented within the Company’s North America segment. Agreements with the major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from two to seven years.

16. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2013	First	Second	Third	Fourth
Revenues, net	$193,651	$220,869	$225,150	$255,501
Operating income	94,253	109,074	111,255	106,050
Net income	64,662	73,099	78,620	68,120

Earnings per share:
Basic earnings per share	$0.80	$0.90	$0.96	$0.83
Diluted earnings per share	0.77	0.87	0.93	0.80

Weighted average shares outstanding:
Basic weighted average shares outstanding	81,222	81,573	81,974	82,388
Diluted weighted average shares outstanding	83,960	84,461	84,905	85,277

Fiscal Quarters Year Ended December 31, 2012	First	Second	Third	Fourth
Revenues, net	$146,165	$171,820	$186,932	$202,617
Operating income	64,475	81,448	85,834	93,171
Net income	42,079	54,401	59,648	60,071

Earnings per share:
Basic earnings per share	$0.51	$0.65	$0.71	$0.72
Diluted earnings per share	0.49	0.63	0.69	0.70

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,565	83,294	84,002	83,378
Diluted weighted average shares outstanding	85,164	85,737	86,224	85,750

The sum of the quarterly earnings per common share amounts for 2013 and 2012 do not equal the earnings per common share for the years ended December 31, 2013 and 2012 due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2013, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

In connection with management’s evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 the internal controls relating to six subsidiaries that we acquired during the year ended December 31, 2013 and for which financial results are included in our consolidated financial statements.

On March 25, 2013, we acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business, which we refer to as FleetCard. On April 29, 2013, we acquired all of the outstanding stock of CardLink, a fuel card processor in New Zealand. On August 9, 2013, we acquired all of the stock of VB Servicos, Comercio e Administracao LTDA, a Brazilian provider of transportation cards and vouchers. On October 1, 2013, we acquired all of the stock of Epyx, a UK provider of fleet maintenance, service and repair. On October 15, 2013, we acquired DB Trans S.A., a provider of payment solutions for independent truckers in Brazil. On October 17, 2013, we acquired all of the stock of NexTraq, a US based provider of telematics solutions. We also acquired three other insignificant businesses during 2013. Collectively we refer to these transactions as the Acquisitions. These Acquisitions constituted 32% of total assets and 23% of net assets, respectively, at December 31, 2013, and 8% of revenues and 4% of net income, respectively, for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

10.52

Eighth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated

February 4, 2013, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC,

the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2013)

10.53	Third Amendment to the Credit Agreement, dated March 20, 2013, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 26, 2013)

10.54	Offer Letter, dated February 3, 2012, between FleetCor Technologies, Inc. and Donovan H. Williams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2013)

10.55	FleetCor Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective May 30, 2013 (incorporated by reference from Appendix A to the Proxy Statement, filed with the SEC on April 24, 2013)

10.56	Ninth Amendment, dated September 25, 2013, to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 4, 2013, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013)

Exhibit no.
10.57	Tenth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 3, 2014, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form on Form 8-K, filed with the SEC on February 3, 2014)

11.1	Statement of Computation of Share Earnings (See Note 14)

21.1	List of subsidiaries of FleetCor Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Identifies management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 3, 2014.

FleetCor Technologies, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 3, 2014.

Signature	Title

/s/ RONALD F. CLARKE Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ ERIC R. DEY Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ANDREW B. BALSON Andrew B. Balson	Director

/s/ MICHAEL BUCKMAN Michael Buckman	Director

/s/ BRUCE R. EVANS Bruce R. Evans	Director

/s/ MARK A. JOHNSON Mark A. Johnson	Director

/s/ RICHARD MACCHIA Richard Macchia	Director

/s/ JEFFREY S. SLOAN Jeffrey S. Sloan	Director

/s/ STEVEN T. STULL Steven T. Stull	Director