Form 10-Q
period 2014-03-31
FLEETCOR TECHNOLOGIES INC
filed 2014-05-12
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.001 par value	82,932,102

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three Month Period Ended March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$283,374	$338,105
Restricted cash	46,840	48,244
Accounts receivable (less allowance for doubtful accounts of $21,763 and $22,416, respectively)	682,753	573,351
Securitized accounts receivable—restricted for securitization investors	393,500	349,000
Prepaid expenses and other current assets	60,684	40,062
Deferred income taxes	4,258	4,750

Total current assets	1,471,409	1,353,512

Property and equipment	118,458	111,100
Less accumulated depreciation and amortization	(63,567)	(57,144)

Net property and equipment	54,891	53,956
Goodwill	1,561,530	1,552,725
Other intangibles, net	860,898	871,263
Other assets	87,989	100,779

Total assets	$4,036,717	$3,932,235

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$578,507	$467,202
Accrued expenses	111,275	114,870
Customer deposits	174,683	182,541
Securitization facility	393,500	349,000
Current portion of notes payable and lines of credit	532,868	662,439
Other current liabilities	119,260	132,846

Total current liabilities	1,910,093	1,908,898

Notes payable and other obligations, less current portion	459,916	474,939
Deferred income taxes	248,066	249,504
Other noncurrent liabilities	52,462	55,001

Total noncurrent liabilities	760,444	779,444

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 118,671,070 shares issued and 82,936,578 shares outstanding at March 31, 2014; and 118,206,262 shares issued and 82,471,770 shares outstanding at December 31, 2013	118	117
Additional paid-in capital	662,917	631,667
Retained earnings	1,110,307	1,035,198
Accumulated other comprehensive loss	(31,499)	(47,426)
Less treasury stock (35,734,492 shares at March 31, 2014 and December 31, 2013)	(375,663)	(375,663)

Total stockholders’ equity	1,366,180	1,243,893

Total liabilities and stockholders’ equity	$4,036,717	$3,932,235

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended March 31,
	2014	2013
Revenues, net	$253,908	$193,651
Expenses:
Merchant commissions	17,623	13,861
Processing	36,856	29,943
Selling	17,414	11,704
General and administrative	43,461	29,261
Depreciation and amortization	24,418	14,629

Operating income	114,136	94,253

Other expense, net	544	292
Interest expense, net	5,461	3,448

Total other expense	6,005	3,740

Income before income taxes	108,131	90,513
Provision for income taxes	33,022	25,851

Net income	$75,109	$64,662

Earnings per share:
Basic earnings per share	$0.91	$0.80

Diluted earnings per share	$0.88	$0.77

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,737	81,222

Diluted weighted average shares outstanding	85,695	83,960

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$75,109	$64,662
Other comprehensive income:
Foreign currency translation adjustment gain (loss), net of tax of $0 for each period	15,927	(10,732)

Total other comprehensive income (loss)	15,927	(10,732)

Total comprehensive income	$91,036	$53,930

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended March 31,
	2014	2013
Operating activities
Net income	$75,109	$64,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,801	4,031
Stock-based compensation	10,612	4,162
Provision for losses on accounts receivable	5,554	4,460
Amortization of deferred financing costs	531	760
Amortization of intangible assets	18,272	9,022
Amortization of premium on receivables	814	816
Deferred income taxes	603	(1,012)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	1,404	4,327
Accounts receivable	(153,184)	(192,483)
Prepaid expenses and other current assets	(7,111)	3,194
Other assets	545	40,113
Excess tax benefits related to stock-based compensation	(16,126)	(5,843)
Accounts payable, accrued expenses and customer deposits	109,670	50,101

Net cash provided by (used in) operating activities	51,494	(13,690)

Investing activities
Acquisitions, net of cash acquired	(19,292)	(94,773)
Purchases of property and equipment	(5,584)	(4,762)

Net cash used in investing activities	(24,876)	(99,535)

Financing activities
Excess tax benefits related to stock-based compensation	16,126	5,843
Proceeds from issuance of common stock	4,512	5,256
Borrowings on securitization facility, net	44,500	87,000
Deferred financing costs paid	(521)	(1,830)
Principal payments on notes payable	(6,875)	(7,500)
Payments on revolver – A Facility	(134,803)	(25,000)
Payments on foreign revolver – B Facility	(3,601)	—
Borrowings from swing line of credit, net	15	—
Other	(246)	(178)

Net cash (used in) provided by financing activities	(80,893)	63,591

Effect of foreign currency exchange rates on cash	(456)	(9,402)

Net decrease in cash and cash equivalents	(54,731)	(59,036)
Cash and cash equivalents, beginning of period	338,105	283,649

Cash and cash equivalents, end of period	$283,374	$224,613

Supplemental cash flow information
Cash paid for interest	$6,264	$3,863

Cash paid for income taxes	$20,865	$38,426

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2014

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange gain of $530,686 and a loss of $145,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.

Adoption of New Accounting Standards

Foreign Currency

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated) or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This ASU is effective for the Company for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The Company’s adoption of this ASU did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

Unrecognized Tax Benefit When an NOL Exists

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which indicates that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for the Company for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The Company’s adoption of this ASU did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of debt, to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.

On February 3, 2014, the Company extended the term of its asset securitization facility to February 2, 2015. The Company capitalized $0.5 million in deferred financing fees in connection with this extension.

The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Gross domestic accounts receivable	$148,786	$107,627
Gross domestic securitized accounts receivable	393,500	349,000
Gross foreign receivables	555,730	488,140

Total gross receivables	1,098,016	944,767
Less allowance for doubtful accounts	(21,763)	(22,416)

Net accounts and securitized accounts receivable	$1,076,253	$922,351

Foreign receivables are not included in the Company’s accounts receivable securitization program. At March 31, 2014 and December 31, 2013, there was $393.5 million and $349 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for three months ended March 31 is as follows (in thousands):

	2014	2013
Allowance for doubtful accounts beginning of period	$22,416	$19,463
Add:
Provision for bad debts	5,554	4,460
Less:
Write-offs	(6,207)	(4,347)

Allowance for doubtful accounts end of period	$21,763	$19,576

3. Fair Value Measurements

The carrying value of the Company’s cash, accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a quarterly basis. These are each level 2 fair value measurements, except for cash, which is a level 1 fair value measurement.

The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. As necessary, the Company generally uses projected cash flows, discounted as appropriate, to estimate the fair values of the assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment assessments and as impairment indicators are identified.

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

The Company estimates the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of acquisition related contingent consideration are recorded as income or expense in the consolidated statements of operations. The acquisition related contingent consideration liabilities are recorded in other current liabilities.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Repurchase agreements	$164,924	$—	$164,924	$—
Certificates of deposit	12,670	—	12,670	—

Total cash equivalents	$177,604	$—	$177,604	$—
Liabilities:
Acquisition related contingent consideration	$(83,803)	$—	$—	$(83,803)

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Repurchase agreements	$162,126	$—	$162,126	$—
Certificates of deposit	9,038	—	9,038	—

Total cash equivalents	$171,164	$—	$171,164	$—
Liabilities:
Acquisition related contingent consideration	$(80,476)	$—	$—	$(80,476)

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of March 31, 2014 and December 31, 2013. There were 6,871,047 additional shares remaining available for grant under the Plans at March 31, 2014.

The table below summarizes the expense recognized related to share-based payments recognized for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$3,412	$2,871
Restricted stock	7,200	1,291

Stock-based compensation	$10,612	$4,162

The tax benefits recorded on stock based compensation were $3.6 million and $1.3 million for the three month periods ended March 31, 2014 and 2013, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2014 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$24,909	1.54
Restricted stock	18,172	1.02

Total	$43,081

Stock Options

Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years. Certain stock option awards also have performance vesting provisions. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the three month period ended March 31, 2014 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,331	$25.68	2,589	$16.57		$487,673
Granted	197	106.83			$30.93
Exercised	(359)	12.63				36,803
Forfeited	(19)	47.63

Outstanding at March 31, 2014	5,150	$29.61	2,270	$17.63		$440,198

Expected to vest as of March 31, 2014	5,150	$29.61

The aggregate intrinsic value of stock options exercisable at March 31, 2014 was $221.3 million. The weighted average contractual term of options exercisable at March 31, 2014 was 5.9 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the three months ended March 31, 2014 and 2013, with the following weighted-average assumptions for grants during the period.

	March 31
	2014	2013
Risk-free interest rate	0.95%	0.57%
Dividend yield	—	—
Expected volatility	34.91%	34.84%
Expected life (in years)	4.0	4.0

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

The fair value of restricted stock granted based on market conditions was estimated using the Monte Carlo option pricing model at the grant date. The risk-free interest rate and volatility assumptions for restricted stock shares granted with market conditions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. No such awards were granted during the three months ended March 31, 2014 and 2013.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2014 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	634	$67.83
Granted	38	106.83
Vested	(115)	93.88

Unvested at March 31, 2014	557	$65.12

5. Acquisition

There were no acquisitions completed during the three months ended March 31, 2014.

2013 Acquisitions

During 2013, the Company completed acquisitions with an aggregate purchase price of $849.0 million, net of cash acquired of $35.6 million, including deferred payments of $36.8 million and the estimated fair value of contingent earn out payments of $83.8 million.

For certain acquisitions in 2013, the consideration transferred includes contingent consideration based on achieving specific financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale. The potential future payments that the Company could be required to make related to these contingent consideration agreements ranges from $0 to $117.3 million. The fair value of the arrangements included in the acquisition consideration was estimated using a Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach and considered historic expenses, historic EBITDA and revenue growth and current projections for the respective acquired entities. The Company recorded $83.8 million of contingent consideration, which is payable in the second half of 2014 and first quarter of 2015. As the payments are due within one year of the date of acquisition, the Company did not apply a discount rate to the potential payments. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense in the consolidated Statements of Income.

The Company’s purchase price allocation related to each of the entities acquired in 2013 is preliminary, except for that of Fleet Card, as the Company is still completing the valuation for certain acquired contingencies and the working capital adjustment periods remain open.

2013 Totals

Giving effect to acquisitions described above and assuming each occurred on January 1, 2013, consolidated revenues for the year ended December 31, 2013, would have been approximately 12% higher than reported. Additionally, income before taxes, net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2013 each would have been approximately 3% higher than reported.

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during 2013 (in thousands):

Trade and other receivables	$71,754
Prepaid expenses and other	12,555
Property and equipment	5,791
Other long term assets	52,735
Goodwill	642,142
Other intangible assets	470,043
Notes and other liabilities assumed	(278,417)
Deferred tax liabilities	(77,543)
Other long term liabilities	(50,091)

Aggregate purchase prices	$848,969

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	3 – 20	$365,773
Trade names and trademarks—indefinite	N/A	46,900
Trade names and trademarks	15	200
Merchant network	10	5,280
Software	3 – 10	36,890
Non-competes	5	15,000

		$470,043

In connection with 2013 acquisitions, the Company has uncertain tax positions aggregating $15.7 million and contingent liabilities aggregating $52.5 million, which are included in accrued expenses and other long term liabilities in the consolidated balance sheet, respectively. The Company has been indemnified by the respective sellers for a portion of these acquired liabilities. As a result, an indemnification asset of $54.8 million was recorded, of which $12.1 million is included with prepaid expense and other and $42.7 million is included with other long term assets in the consolidated balance sheet. The potential range of acquisition related contingent liabilities that the Company estimates would be incurred and ultimately recoverable, and for which the Company has recorded indemnification assets in the consolidated balance sheet, is $50.7 million to $54.8 million.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2013	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2014
Segment
North America	$366,594	$485	$—	$367,079
International	1,186,131	(4,898)	13,218	1,194,451

	$1,552,725	(4,413)	$13,218	$1,561,530

As of March 31, 2014 and December 31, 2013 other intangible assets consisted of the following (in thousands):

		March 31, 2014			December 31, 2013
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	3 to 20	$853,633	$(150,001)	$703,632	$850,809	$(134,998)	$715,811
Trade names and trademarks—indefinite lived	N/A	100,559	—	100,559	99,690	—	99,690
Trade names and trademarks—other	3 to 15	3,355	(1,688)	1,667	3,341	(1,635)	1,706
Software	3 to 10	52,049	(11,561)	40,488	47,778	(9,090)	38,688
Non-compete agreements	2 to 5	18,427	(3,875)	14,552	18,499	(3,131)	15,368

Total other intangibles		$1,028,023	$(167,125)	860,898	$1,020,117	$(148,854)	$871,263

Acquisition accounting adjustments during the three months ended March 31, 2014 relate to acquisition price adjustments to our VB, Epyx and NexTraq business acquisitions completed in 2013. Changes in foreign exchange rates resulted in an $8.2 million increase to the carrying values of other intangible assets in the three months ended March 31, 2014. Amortization expense related to intangible assets for the three month periods ended March 31, 2014 and 2013 was $18.3 million and $9.0 million, respectively.

7. Debt

The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2014	December 31, 2013
Term note payable—domestic(a)	$490,000	$496,875
Revolving line of credit A Facility—domestic(a)	355,000	425,000
Revolving line of credit A Facility—foreign(a)	139,793	202,839
Revolving line of credit B Facility—foreign(a)	3,700	7,099
Revolving line of credit—New Zealand(c)	—	—
Other debt(d)	4,291	5,565

Total notes payable and other obligations	992,784	1,137,378
Securitization facility(b)	393,500	349,000

Total notes payable, credit agreements and Securitization Facility	$1,386,284	$1,486,378

Current portion	$926,368	$1,011,439
Long-term portion	459,916	474,939

Total notes payable, credit agreements and Securitization Facility	$1,386,284	$1,486,378

(a)	The Company entered into a Credit Agreement on June 22, 2011. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility. On March 20, 2013, the Company entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added additional designated borrowers with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. On April 28, 2014, the Company entered into a fourth amendment to the Credit Agreement to add additional designated borrowers.

Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the Facility. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $6.9 million were made on the term loan during the three months ended March 31, 2014. This facility includes a revolving line of credit and foreign currency swing line of credit on which the Company borrowed funds during the periods presented.

(b)	The Company is party to a $500 million receivables purchase agreement (Securitization Facility) that was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015, to change pricing and to return to prorated funding by the participating banks. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.17% plus 0.65% and 0.17% plus 0.675% as of March 31, 2014 and December 31, 2013, respectively. The unused facility fee is payable at a rate of 0.25% per annum as of March 31, 2014 and 0.30% per annum as of December 31, 2013. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition in New Zealand, the Company entered into a $12 million New Zealand dollar ($10.4 million) facility that is used for local working capital needs. This facility is a one year facility that matures on April 30, 2014 and is renewable monthly until a new facility is in place. A line of credit charge of 0.025% times the facility limit is charged each month plus interest on outstanding borrowings is charged at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The Company did not have an outstanding unpaid balance on this facility at March 31, 2014.
(d)	Other debt includes other deferred liabilities associated with certain of our businesses and is recorded within notes payable and other obligations, less current portion in the consolidated Balance Sheets.

The Company was in compliance with all financial and non-financial covenants at March 31, 2014.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended March 31, 2014 and 2013 due to the following (in thousands):

	2014		2013
Computed “expected” tax expense	$38,056	35.0%	$31,680	35.0%
Changes resulting from:
Foreign income tax differential	(4,408)	(4.0)	(3,633)	(4.0)
State taxes net of federal benefits	1,219	1.1	985	1.1
Foreign-sourced nontaxable income	(3,138)	(2.9)	(4,318)	(4.8)
Other	1,293	1.3	1,137	1.3

Provision for income taxes	$33,022	30.5%	$25,851	28.6%

At March 31, 2014 and December 31, 2013, other noncurrent liabilities included liabilities for unrecognized income tax benefits of $21.5 million and $21.6 million, respectively. During the three months ended March 31, 2014 and 2013 the Company recognized additional liabilities of $0.5 million and $0.4 million, respectively, and reversed prior year liabilities of $0.6 million during the three months ended March 31, 2014 primarily due to the statute of limitations expiring. During the three months ended March 31, 2014 and 2013, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2010. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2012. The statute of limitations has expired for years prior to 2010 for the Company’s Czech Republic income tax returns, 2010 for the Company’s Russian income tax returns, 2008 for the Company’s Mexican income tax returns, 2009 for the Company’s Brazilian income tax returns, 2008 for the Company’s Luxembourg income tax returns, 2009 for the Company’s New Zealand income tax returns, and 2013 for the Company’s Australian income tax returns.

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

The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$75,109	$64,662

Denominator for basic earnings per share	82,737	81,222
Dilutive securities	2,958	2,738

Denominator for diluted earnings per share	85,695	83,960

Basic earnings per share	$0.91	$0.80
Diluted earnings per share	$0.88	$0.77

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

The Company’s segment results are as follows as of and for the three month periods ended March 31 (in thousands):

	Three months ended March 31,
	2014	2013
Revenues, net:
North America	$126,375	$100,594
International	127,533	93,057

	$253,908	$193,651

Operating income:
North America	$56,197	$49,426
International	57,939	44,827

	$114,136	$94,253

Depreciation and amortization:
North America	$6,636	$5,172
International	17,782	9,457

	$24,418	$14,629

	Three months ended March 31,
	2014	2013
Capital expenditures:
North America	$1,996	$1,064
International	3,588	3,698

	$5,584	$4,762

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

As part of certain acquisitions in 2013, the purchase price includes provisions for contingent consideration based on achieving certain financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense on the consolidated Statements of Income. There has been no change to the fair value of contingent consideration liability from the fair value recorded at the date of acquisition to March 31, 2014. Fluctuations due to changes in foreign exchange rates have been recorded to accumulated other comprehensive income. At March 31, 2014, contingent consideration for these acquisitions is $83.8 million, and is included in other liabilities within the accompanying consolidated balance sheet.

In connection with 2013 acquisitions, the Company recorded uncertain tax positions aggregating $15.7 million and contingent liabilities aggregating $52.5, which are included in accrued expenses and other long term liabilities in the consolidated balance sheet, respectively. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $54.8 million was recorded, of which $12.1 million is included with prepaid expense and other and $42.7 million is included with other long term assets in the consolidated balance sheet. The internal estimates recorded for the contingent liabilities are subject to change based on our final evaluation of the information available at the acquisition date. Any changes to the contingent liability based on our final conclusion will be accompanied by a corresponding change to the indemnification asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Part I, Item 1A “Risk Factors” appearing in our Annual Report on Form 10-K. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by OANDA Corporation for the applicable periods.

This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

General Business

FleetCor is a leading independent global provider of fuel cards and workforce payment products and services to businesses, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including telematics services, fleet maintenance management and employee benefit and transportation related payments. In 2013, we processed approximately 328 million transactions on our proprietary networks and third-party networks. We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, hotels, leasing companies and petroleum marketers. We refer to these major oil companies, leasing companies and petroleum markets as “partners”. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations.

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

Executive Overview

Segments

We operate in two segments, which we refer to as our North America and International segments. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” See “Results of Operations” for additional segment information.

For the three months ended March 31, 2014 and 2013, our North America and International segments generated the following revenue:

	Three months ended March 31,
	2014		2013
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue
North America	$126.4	49.8%	$100.6	51.9%
International	127.5	50.2%	93.1	48.1%

	$253.9	100.0%	$193.7	100.0%

Sources of Revenue

Transactions. In both of our segments, we derive revenue from transactions. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our card products and those of our partners, for whom we manage card programs, members of our proprietary networks who are provided access to our products and services and commercial businesses to whom we provide workforce payment productivity solutions. Revenue from transactions is derived from our merchant and network relationships, as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel, vehicle maintenance, food, fuel, toll and transportation cards and vouchers or lodging services to our customers.

The following diagram illustrates a typical card transaction flow, but may also be applied to our vehicle maintenance, lodging and food, fuel, toll and transportation card and voucher products. This representative model may not include all of our businesses.

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

Illustrative Revenue Model for Fuel Purchases

(unit of one gallon)

Illustrative Revenue Model		Merchant Payment Methods
Retail Price	$3.00	i) Cost Plus Mark-up:		ii) Percentage Discount:		iii) Fixed Fee:
Wholesale Cost	(2.86)	Wholesale Cost	$2.86	Retail Price	$3.00	Retail Price	$3.00

		Mark-up	0.05	Discount (3%)	(0.09)	Fixed Fee	(0.09)

FleetCor Revenue	$0.14

Merchant Commission	$(0.05)	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91

Price Paid to Merchant	$2.91

Set forth below are our sources of revenue for the three months ended March 31, 2014 and 2013, expressed as a percentage of consolidated revenues:

	Three months ended March 31,
	2014	2013
Revenue from customers and partners	56.1%	51.4%
Revenue from merchants and networks	43.9%	48.6%

Revenue tied to fuel-price spreads[1]	13.8%	15.9%
Revenue influenced by absolute price of fuel[1]	18.0%	20.8%
Revenue from program fees, late fees, interest and other[1]	68.2%	63.3%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Transactions (in millions)
North America	40.4	38.3
International[1]	47.2	35.9

Total transactions[1]	87.6	74.2

Revenue per transaction
North America	$3.13	$2.63
International[1]	2.70	2.59
Consolidated revenue per transaction[1]	2.90	2.61
Consolidated adjusted revenue per transaction[1]	2.70	2.42

[1]	Adjusted revenues is a non-GAAP financial measure defined as revenues, net less merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measure of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates. Revenue per transaction per customer changes as the level of services we provide to a customer increases or decreases, as macroeconomic factors changes and as adjustments are made to merchant and customer rates. When we discuss the macroeconomic environment, we are referring to the impact of market spread margins, fuel prices, foreign exchanges rates and the economy in general can have on our business. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.

From the three months ended March 31, 2013 to 2014, total transactions increased from 74.2 million to 87.6 million, an increase of 13.4 million or 18.1%. We experienced an increase in transactions in our North America and International segments primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013.

In 2013, we acquired several businesses in our international segment; FleetCard in Australia, CardLink in New Zealand, VB Servicos (VB) and DB Trans S.A. (DB) in Brazil and Epyx in the U.K. Certain of these international acquisitions have higher revenue per transaction products in comparison to our other international businesses, which contributes to the increase in transaction volumes and revenue per transaction in our International segment in 2014 over 2013, in addition to organic growth.

We also acquired NexTraq in the U.S in 2013, which has a higher revenue per transaction in comparison to our other North American businesses. This added to higher transaction volumes and revenue per transaction in our North American segment in 2014 over 2013, in addition to organic growth.

Sources of Expenses

We incur expenses in the following categories:

•	Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services.

•	Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses.

•	Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.

•	General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executive, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.

•	Depreciation and amortization—Our depreciation and amortization expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Other income, net—Other income, net includes foreign currency transaction gains or losses, proceeds/costs from the sale of assets and other miscellaneous operating costs and revenue.

•	Interest expense, net—Interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our securitization facility. We have historically invested our cash primarily in short-term money market funds.

•	Provision for income taxes—The provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services in the United States and internationally. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

Adjusted Revenues, EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted net income and diluted adjusted net income per share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
(in thousands except per share amounts)
Adjusted revenues	$236,285	$179,790
EBITDA	138,554	108,882
Adjusted net income	96.106	75,206
Adjusted net income per diluted share	1.12	0.90

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

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•	Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 60 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are increasingly impacted by changes in foreign currency rates; namely, by movements of the British pound, Czech koruna, Russian ruble, Canadian dollar, Euro, Brazilian real and Mexican peso relative to the U.S. dollar. Approximately 50.0% and 52.0% of our revenue during the three months ended March 31, 2014 and 2013, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses—Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The following table sets forth selected consolidated statement of income data for the three months ended March 31, 2014 and 2013 (in thousands).

	Three months ended March 31, 2014	% of total revenue	Three months ended March 31, 2013	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$126,375	49.8%	$100,594	51.9%	$25,781	25.6%
International	127,533	50.2%	93,057	48.1%	34,476	37.0%

Total revenues, net	253,908	100.0%	193,651	100.0%	60,257	31.1%
Consolidated operating expenses:
Merchant commissions	17,623	6.9%	13,861	7.2%	3,762	27.1%
Processing	36,856	14.5%	29,943	15.5%	6,913	23.1%
Selling	17,414	6.9%	11,704	6.0%	5,710	48.8%
General and administrative	43,461	17.1%	29,261	15.1%	14,200	48.5%
Depreciation and amortization	24,418	9.6%	14,629	7.6%	9,789	66.9%

Operating income	114,136	45.0%	94,253	48.7%	19,883	21.1%

Other expense, net	544	0.2%	292	0.2%	252	86.3%
Interest expense, net	5,461	2.2%	3,448	1.8%	2,013	58.4%
Provision for income taxes	33,022	13.0%	25,851	13.3%	7,171	27.7%

Net income	$75,109	29.6%	$64,662	33.4%	$10,447	16.2%

Operating income for segments:
North America	$56,197		$49,426		$6,771	13.7%
International	57,939		44,827		13,112	29.3%

Operating income	$114,136		$94,253		$19,883	21.1%

Operating margin for segments:
North America	44.5%		49.1%		(4.6)%
International	45.4%		48.2%		(2.8)%
Total	45.0%		48.7%		(3.7)%

	Three months ended March 31,
	2014	2013
Transactions (in millions)
North America	40.4	38.3
International	47.2	35.9

Total transactions	87.6	74.2

Revenue per transaction
North America	$3.13	$2.63
International	2.70	2.59
Consolidated revenue per transaction	2.90	2.61
Consolidated adjusted revenue per transaction	2.70	2.42

Revenues and revenue per transaction

Our consolidated revenues increased from $193.7 million in the three months ended March 31, 2013 to $253.9 million in the three months ended March 31, 2014, an increase of $60.2 million, or 31.1%. The increase in our consolidated revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction; and

•	the impact of acquisitions completed in 2013, which contributed approximately $45 million in additional revenue in the three months ended March 31, 2014 over the comparable period in 2013.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended March 31, 2014 over the comparable period in 2013. The macroeconomic environment was primarily impacted by lower fuel prices, lower fuel spread margins and foreign exchange rates. Changes in foreign exchange rates had an unfavorable impact on revenues of approximately $2.0 million, due to primarily to unfavorable fluctuations in the Brazilian Real and Russian Ruble, in the three months ended March 31, 2014 over 2013.

Consolidated revenue per transaction increased from $2.61 in the three months ended March 31, 2013 to $2.90 in the three months ended March 31, 2014, an increase of $0.29 or 11.0%. This increase is primarily due to the impact of acquisitions completed in 2013, which have higher revenue per transaction products in comparison to our other businesses, as well as the reasons discussed above.

North America segment revenues and revenue per transaction

North America revenues increased from $100.6 million in the three months ended March 31, 2013 to $126.4 million in the three months ended March 31, 2014, an increase of $25.8 million, or 25.6%. The increase in our North America segment revenue was primarily due to:

•	organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly negative impact on our North America segment revenue for the three months ended March 31, 2014 over the comparable period in 2013, primarily due to the impact of lower fuel spread margins and lower fuel prices in the US.

•	The impact of acquisitions completed in 2013, which contributed approximately $12 million in additional revenue in the three months ended March 31, 2014 over the comparable period in 2013.

North America segment revenue per transaction increased from $2.63 in the three months ended March 31, 2013 to $3.13 in the three months ended March 31, 2014, an increase of $0.50 or 18.9%. North America revenue per transaction was impacted by the reasons discussed above. We experienced an increase in transactions in our North America segment primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013.

International segment revenues and revenue per transaction

International segment revenues increased from $93.1 million in the three months ended March 31, 2013 to $127.5 million in the three months ended March 31, 2014, an increase of $34.4 million, or 37.0%. The increase in our International segment revenue was primarily due to:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended March 31, 2014 over the comparable period in 2013, primarily due to lower fuel prices internationally and changes in foreign exchange rates. Changes in foreign exchange rates had an unfavorable impact on revenues of approximately $2.0 million, due primarily to unfavorable fluctuations in the Brazilian Real and Russian Ruble, in the three months ended March 31, 2014 over the comparable period in 2013. These unfavorable impacts were partially offset by the impact of higher fuel spread margins.

•	The impact of acquisitions completed in 2013, which contributed approximately $33 million in additional revenue in the three months ended March 31, 2014 over the comparable period in 2013.

International segment revenue per transaction increased from $2.59 in the three months ended March 31, 2013 to $2.70 in the three months ended March 31, 2014, an increase of $0.11 per transaction or 4.2%. This increase is primarily due to organic growth in certain of our payment programs and the impact of acquisitions completed in 2013, some of which have higher revenue per transaction products in comparison to our other businesses. We experienced an increase in transactions in our International segment primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $13.9 million in the three months ended March 31, 2013 to $17.6 million in the three months ended March 31, 2014, an increase of $3.7 million, or 27.1%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in revenue streams where merchant commission are paid.

Processing Processing expenses increased from $29.9 million in the three months ended March 31, 2013 to $36.9 million in the three months ended March 31, 2014, an increase of $7.0 million, or 23.1%. Our processing expenses primarily increased due to the impact of acquisitions completed in 2013.

Selling Selling expenses increased from $11.7 million in the three months ended March 31, 2013 to $17.4 million in the three months ended March 31, 2014, an increase of $5.7 million, or 48.8%. The increase was primarily due to acquisitions completed in 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $29.3 million in the three months ended March 31, 2013 to $43.5 million in the three months ended March 31, 2014, an increase of $14.2 million, or 48.5%. The increase was primarily due to the impact of acquisitions completed in 2013, additional incremental deal related costs of approximately $1 million and incremental stock based compensation of $7.3 million.

Depreciation and amortization Depreciation and amortization increased from $14.6 million in the three months ended March 31, 2013 to $24.4 million in the three months ended March 31, 2014, an increase of $9.8 million, or 66.9%. The increase was primarily due to acquisitions completed during 2013, which resulted in an increase of $9.9 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets and capitalized software development costs related to our GFN processing application.

Operating income and operating margin

Consolidated operating income

Operating income increased from $94.3 million in the three months ended March 31, 2013 to $114.1 million in the three months ended March 31, 2014, an increase of $19.8 million, or 21.1%. Our operating margin was 48.7% and 45.0% for the three months ended March 31, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume and revenue per transaction. These positive drivers of consolidated results were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices and unfavorable changes in foreign exchange rates in the Brazilian Real and Russian Ruble, as well as the increase in amortization and depreciation expense related to acquired assets, incremental deal related expenses and stock based compensation expense.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $49.4 million in the three months ended March 31, 2013 to $56.2 million in the three months ended March 31, 2014, an increase of $6.8 million, or 13.7%. North America operating margin was 49.1% and 44.5% for the three months ended March 31, 2013 and 2014, respectively. The increase in operating income was due primarily to organic growth in the business driven by increases in volume and revenue per transaction and the impact of acquisitions completed in 2013. The decrease in operating margin was due primarily to the impact of increased stock based compensation expense, the majority of which is recorded in our North American segment, as well as incremental deal related expenses incurred.

International segment operating income

International operating income increased from $44.8 million in the three months ended March 31, 2013 to $57.9 million in the three months ended March 31, 2014, an increase of $13.1 million, or 29.3%. International operating margin was 48.2% and 45.4% for the three months ended March 31, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume and revenue per transaction. These positive drivers of results in our International segment were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices and unfavorable changes in foreign exchange rates in the Brazilian Real and Russian Ruble, as well as the increase in amortization and depreciation expense related to acquired assets.

Other expense, net

Other expense, net increased from $0.3 million in the three months ended March 31, 2013 to $0.5 million in the three months ended March 31, 2014, an increase of $0.2 million, a negligible change.

Interest expense, net

Interest expense increased from $3.4 million in the three months ended March 31, 2013 to $5.5 million in the three months ended March 31, 2014, an increase of $2.0 million, or 58.4%. The increase is due to an increase in borrowings in 2014 over 2013, primarily due to funding the purchase price for acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, as well as the relevant unused credit facility fees. There were no borrowings under our foreign Revolver A and B in the three months ended March 31, 2013.

	Three months ended March 31,
	2014	2013
Term loan & Domestic Revolver A	1.91%	1.72%
Foreign Revolver A	2.23%	N/A
Domestic Revolver A- Unused Credit Facility Fee	0.30%	0.25%
Foreign Revolver B	4.41%	N/A
Foreign Revolver B- Unused Credit Facility Fee	0.30%	N/A
Foreign swing line	2.18%	1.98%

Provision for income taxes

The provision for income taxes increased from $25.9 million in the three months ended March 31, 2013 to $33.0 million in the three months ended March 31, 2014, an increase of $7.1 million, or 27.7%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 28.6% for three months ended March 31, 2013 to 30.5% for the three months ended March 31, 2014. The increase in our effective tax rate was primarily due to the reversal of $1.9 million of tax in January 2013, which was booked in the fourth quarter of 2012 related to the controlled foreign corporation look-through exclusion expiring for us on December 1, 2012. The exclusion was retroactively extended in January 2013 and the additional taxes recorded prior to extension were reversed at that time, resulting in a favorable tax impact in the three months ended March 31, 2013.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $64.7 million in the three months ended March 31, 2013 to $75.1 million in the three months ended March 31, 2014, an increase of $10.4 million, or 16.2%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At March 31, 2014, our unrestricted cash and cash equivalent balance totaled $283.4 million. Our restricted cash balance at March 31, 2014 totaled $46.8 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At March 31, 2014, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $309.4 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2014, we had the ability to generate approximately $18 million of additional liquidity under our Securitization Facility. At March 31, 2014, we had approximately $351 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in millions)	2014	2013
Net cash provided by (used in) operating activities	$51.5	$(13.7)
Net cash used in investing activities	(24.9)	(99.5)
Net cash (used in) provided by financing activities	(80.9)	63.6

Operating activities Net cash provided by (used in) operating activities decreased from $13.7 million of net cash used in operating activities in the three months ended March 31, 2013 to net cash provided by operating activities of $51.5 million in the three months ended March 31, 2014. The increase is primarily due to changes in working capital, as well as additional net income of $10.4 million during the three months ended March 31, 2014 over the comparable period in 2013.

Investing activities Net cash used in investing activities decreased from $99.5 million in the three months ended March 31, 2013 to $24.9 million in the three months ended March 31, 2014. This decrease is primarily due to the reduction in cash paid for acquisitions in the three months ended March 31, 2014.

Financing activities Net cash provided by financing activities was $63.6 million in the three months ended March 31, 2013. Net cash used in financing activities was $80.9 million in the three months ended March 31, 2014. The change is primarily due to additional net pay downs of outstanding balances on our Credit Facility and Securitization Facility of $111 million and $43, respectively, in the three months ended March 31, 2014 over the comparable period in 2013.

Capital spending summary

Our capital expenditures increased from $4.8 million in the three months ended March 31, 2013 to $5.6 million in the three months ended March 31, 2014, an increase of $0.8 million, or 17.3%. The increase was primarily related to additional investments to continue to enhance our existing processing systems. We anticipate our capital expenditures to increase to approximately $23 million for 2014 as we continue to enhance our existing processing systems and integrate recently acquired businesses.

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

On March 13, 2012, we entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, we entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. On March 20, 2013, we entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added additional designated borrowers, with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. On April 28, 2014, we entered into a fourth amendment to the Credit Agreement to add additional designated borrowers.

At March 31, 2014, we had $490 million in outstanding term loans, $355 million in borrowings outstanding on the domestic revolving A facility, $139.8 million in borrowings outstanding on the foreign revolving A facility and $3.7 million in borrowings outstanding on the foreign revolving B facility. As of March 31, 2014, we were in compliance with each of the covenants under the Credit Facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.0%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.2% to 0.4% of the daily unused portion of the credit facility. At March 31, 2014, the interest rate on the term loan and domestic revolving A facility was 1.9%, the interest rate on the foreign revolving A facility was 2.2%, the interest rate on the foreign revolving B facility was 4.4%. The unused credit facility was 0.3% at March 31, 2014. There were no borrowings outstanding at March 31, 2014 on the foreign swing line of credit.

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

During the three months ended March 31, 2014, we made principal payments of $6.9 million on the term loan, $134.8 million on the revolving A facility and $3.6 million on the revolving B facility. As of March 31, 2014, we were in compliance with each of the covenants under the Credit Facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar ($10.4 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”). This facility is for purposes of funding the working capital needs of our recently acquired business, CardLink, in New Zealand. This facility matures on April 30, 2014, and is renewable monthly until a new facility is in place. A line of credit charge accrues at a rate of 0.025% times the facility limit each month. Interest accrues on outstanding borrowings at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The New Zealand Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include compliance with certain financial ratios.

We did not have an outstanding unpaid balance on this facility at March 31, 2014. As of March 31, 2014, we were in compliance with each of the covenants under the New Zealand Facility.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, with a purchase limit of $500 million. We refer to this arrangement as the Securitization Facility. The Securitization Facility was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.17% plus 0.675% as of March 31, 2014. The unused facility fee is payable at a rate of 0.25% per annum as of March 31, 2014.

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

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $35.0 million. Also in connection with our acquisition of certain businesses, we have remaining contingent earn out payments to the respective sellers with estimated fair values totaling $84.7 million.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2014, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2013. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues, net	$253,908	$193,651
Merchant commissions	(17,623)	(13,861)

Total adjusted revenues	$236,285	$179,790

EBITDA

We have defined the non-GAAP measure EBITDA, as net income as reflected in our statement of income, adjusted to eliminate (a) interest expense, (b) tax expense, (c) depreciation of long-lived assets (d) amortization of intangible assets, and (e) other expense (income), net.

We use EBITDA as a basis to evaluate our operating performance net of the impact of certain non-core items during the period. We believe that EBITDA may be useful to investors to understanding our operating performance on a consistent basis. EBITDA is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$75,109	$64,662
Provision for income taxes	33,022	25,851
Interest expense, net	5,461	3,448
Depreciation and amortization	24,418	14,629
Other expense (income), net	544	292

EBITDA	$138,554	$108,882

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related share-based compensation awards, (b) amortization of deferred financing costs and intangible assets and (c) amortization of the premium recognized on the purchase of receivables.

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income	$75,109	$64,662
Net income per diluted share	$0.88	$0.77
Stock based compensation	10,612	4,162
Amortization of intangible assets	18,272	9,022
Amortization of premium on receivables	814	816
Amortization of deferred financing costs	531	760

Total pre-tax adjustments	30,229	14,760
Income tax impact of pre-tax adjustments at the effective tax rate	(9,232)	(4,216)

Adjusted net income	$96,106	$75,206

Adjusted net income per diluted share	$1.12	$0.90
Diluted shares	85,695	83,960

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

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

As of March 31, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Tenth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 3, 2014, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator. (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 3, 2014)

10.2	Fourth Amendment to the Credit Agreement, dated April 28, 2014, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto

10.3	Offer Letter, dated June 19, 2013, between FleetCor Technologies, Inc. and John A. Reed.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 12, 2014.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey