Form 10-Q
period 2014-06-30
FLEETCOR TECHNOLOGIES INC
filed 2014-08-06
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2014
Common Stock, $0.001 par value	83,247,982

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three and Six Month Periods Ended June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$297,642	$338,105
Restricted cash	46,153	48,244
Accounts receivable (less allowance for doubtful accounts of $22,754 and $22,416, respectively)	688,527	573,351
Securitized accounts receivable—restricted for securitization investors	424,400	349,000
Prepaid expenses and other current assets	61,917	40,062
Deferred income taxes	4,415	4,750

Total current assets	1,523,054	1,353,512

Property and equipment	125,195	111,100
Less accumulated depreciation and amortization	(68,695)	(57,144)

Net property and equipment	56,500	53,956
Goodwill	1,572,930	1,552,725
Other intangibles, net	848,635	871,263
Equity method investment	162,383	—
Other assets	89,863	100,779

Total assets	$4,253,365	$3,932,235

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$573,482	$467,202
Accrued expenses	124,027	114,870
Customer deposits	193,604	182,541
Securitization facility	424,400	349,000
Current portion of notes payable and lines of credit	596,749	662,439
Other current liabilities	115,726	132,846

Total current liabilities	2,027,988	1,908,898

Notes payable and other obligations, less current portion	450,207	474,939
Deferred income taxes	245,984	249,504
Other noncurrent liabilities	53,666	55,001

Total noncurrent liabilities	749,857	779,444

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 118,785,091 shares issued and 83,050,599 shares outstanding at June 30, 2014; and 118,206,262 shares issued and 82,471,770 shares outstanding at December 31, 2013	118	117
Additional paid-in capital	676,876	631,667
Retained earnings	1,198,856	1,035,198
Accumulated other comprehensive loss	(24,667)	(47,426)
Less treasury stock (35,734,492 shares at June 30, 2014 and December 31, 2013)	(375,663)	(375,663)

Total stockholders’ equity	1,475,520	1,243,893

Total liabilities and stockholders’ equity	$4,253,365	$3,932,235

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues, net	$273,502	$220,869	$527,410	$414,520
Expenses:
Merchant commissions	20,327	19,555	37,950	33,416
Processing	38,845	32,010	75,701	61,953
Selling	17,521	13,386	34,935	25,090
General and administrative	37,896	30,954	81,357	60,215
Depreciation and amortization	24,429	15,890	48,847	30,519

Operating income	134,484	109,074	248,620	203,327

Equity method investment loss	1,489	—	1,489	—
Other (income) expense, net	(268)	(6)	276	286
Interest expense, net	5,308	3,756	10,769	7,204

Total other expense	6,529	3,750	12,534	7,490

Income before taxes	127,955	105,324	236,086	195,837
Provision for income taxes	39,406	32,225	72,428	58,076

Net income	$88,549	$73,099	$163,658	$137,761

Earnings per share:
Basic earnings per share	$1.07	$0.90	$1.97	$1.69

Diluted earnings per share	$1.03	$0.87	$1.91	$1.64

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,996	81,573	82,867	81,398

Diluted weighted average shares outstanding	85,817	84,461	85,757	84,212

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$88,549	$73,099	$163,658	$137,761
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	6,832	(23,422)	22,759	(34,154)

Total other comprehensive income (loss)	6,832	(23,422)	22,759	(34,154)

Total comprehensive income	$95,381	$49,677	$186,417	$103,607

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net income	$163,658	$137,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,673	8,054
Stock-based compensation	18,299	8,059
Provision for losses on accounts receivable	12,283	9,199
Amortization of deferred financing costs	1,062	1,593
Amortization of intangible assets	36,482	19,239
Amortization of premium on receivables	1,630	1,632
Deferred income taxes	2,032	(2,598)
Equity method investment loss	1,489	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	2,092	5,199
Accounts receivable	(197,667)	(190,998)
Prepaid expenses and other current assets	(8,285)	1,392
Other assets	(389)	39,322
Excess tax benefits related to stock-based compensation	(18,634)	(12,016)
Accounts payable, accrued expenses and customer deposits	133,996	56,874

Net cash provided by operating activities	157,721	82,712

Investing activities
Acquisitions, net of cash acquired	(189,850)	(156,956)
Purchases of property and equipment	(11,552)	(10,108)

Net cash used in investing activities	(201,402)	(167,064)

Financing activities
Excess tax benefits related to stock-based compensation	18,634	12,016
Proceeds from issuance of common stock	8,277	12,511
Borrowings on securitization facility, net	75,400	104,000
Deferred financing costs paid	(546)	(1,967)
Principal payments on notes payable	(13,750)	(14,375)
Payments on revolver – A Facility	(262,377)	(70,000)
Borrowings from revolver – A Facility	142,330	55,000
Payments on foreign revolver – B Facility	(7,337)	(13,821)
Borrowings from foreign revolver – B Facility	—	26,895
Borrowings from swing line of credit, net	41,522	—
Other	(371)	(175)

Net cash provided by financing activities	1,782	110,084

Effect of foreign currency exchange rates on cash	1,436	(16,476)

Net (decrease) increase in cash and cash equivalents	(40,463)	9,256
Cash and cash equivalents, beginning of period	338,105	283,649

Cash and cash equivalents, end of period	$297,642	$292,905

Supplemental cash flow information
Cash paid for interest	$12,797	$8,262

Cash paid for income taxes	$52,697	$60,120

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from realized foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $282,148 and $19,961 for the three months ended June 30, 2014 and June 30, 2013, respectively. The Company recognized foreign exchange losses of $248,537 and $125,022 for the six months ended June 30, 2014 and 2013, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.

Equity Method Investment

The Company applies the equity method of accounting for investments when the Company does not control the investee, but has the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee’s income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the unaudited Condensed Consolidated Statements of Cash Flows. The Company reviews its equity investment for impairment whenever events or changes in circumstances indicate that the carrying value of the Company‘s investment may have experienced an other-than-temporary decline in value.

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

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The Company is currently evaluating the impact of the provisions of ASC 606.

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

The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of financing, to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.

On February 3, 2014, the Company extended the term of its asset securitization facility to February 2, 2015. The Company capitalized $0.5 million in deferred financing fees in connection with this extension.

The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Gross domestic accounts receivable	$157,001	$107,627
Gross domestic securitized accounts receivable	424,400	349,000
Gross foreign receivables	554,280	488,140

Total gross receivables	1,135,681	944,767
Less allowance for doubtful accounts	(22,754)	(22,416)

Net accounts and securitized accounts receivable	$1,112,927	$922,351

Foreign receivables are not included in the Company’s accounts receivable securitization program. At June 30, 2014 and December 31, 2013, there was $424.4 million and $349 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for six months ended June 30 is as follows (in thousands):

	2014	2013
Allowance for doubtful accounts beginning of period	$22,416	$19,463
Add:
Provision for bad debts	12,283	9,199
Less:
Write-offs	(11,945)	(8,422)

Allowance for doubtful accounts end of period	$22,754	$20,240

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

The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis include property, plant and equipment, equity method investment, goodwill and other intangible assets. As necessary, the Company generally uses projected cash flows, discounted as appropriate, to estimate the fair values of the assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy. These assets and liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment assessments and as impairment indicators are identified.

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

We have highly liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. We utilize Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments, the carrying value approximates fair value.

The Company estimates the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of acquisition related contingent consideration are recorded as (income) expense in the Consolidated Statements of Income. The acquisition related contingent consideration liabilities are recorded in other current liabilities.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Repurchase agreements	$184,457	$—	$184,457	$—
Certificates of deposit	12,820	—	12,820	—

Total cash equivalents	$197,277	$—	$197,277	$—
Liabilities:
Acquisition related contingent consideration	$(86,723)	$—	$—	$(86,723)

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Repurchase agreements	$162,126	$—	$162,126	$—
Certificates of deposit	9,038	—	9,038	—

Total cash equivalents	$171,164	$—	$171,164	$—
Liabilities:
Acquisition related contingent consideration	$(80,476)	$—	$—	$(80,476)

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the three and six months ended June 30, 2014.

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of June 30, 2014 and December 31, 2013. There were 6,930,787 additional shares remaining available for grant under the Plans at June 30, 2014.

The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$2,889	$2,631	$6,300	$5,502
Restricted stock	4,798	1,266	11,999	2,557

Stock-based compensation	$7,687	$3,897	$18,299	$8,059

The tax benefits recorded on stock based compensation were $6.2 million and $2.7 million for the six month periods ended June 30, 2014 and 2013, respectively.

The following table summarizes the Company’s total unrecognized compensation related to stock-based compensation as of June 30, 2014 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$20,496	1.90
Restricted stock	14,580	0.97

Total	$35,076

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

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2014 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,331	$25.68	2,589	$16.57		$487,673
Granted	237	108.29			$31.45
Exercised	(483)	17.23				55,356
Forfeited	(170)	49.49

Outstanding at June 30, 2014	4,915	$29.45	2,438	$19.42		$502,986

Expected to vest as of June 30, 2014	4,915	$29.45

The aggregate intrinsic value of stock options exercisable at June 30, 2014 was $274.0 million. The weighted average contractual term of options exercisable at June 30, 2014 was 5.7 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the three months ended June 30, 2014 and 2013, with the following weighted-average assumptions for grants during the period.

	June 30
	2014	2013
Risk-free interest rate	0.90%	0.55%
Dividend yield	—	—
Expected volatility	34.92%	35.05%
Expected life (in years)	3.8	4.0

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

The fair value of restricted stock granted based on market conditions was estimated using the Monte Carlo option pricing model at the grant date. The risk-free interest rate and volatility assumptions for restricted stock shares granted with market conditions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. No such awards were granted during the six months ended June 30, 2014 and 2013.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2014 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	634	$67.83
Granted	39	107.09
Vested	(120)	89.22
Cancelled	(10)	35.78

Unvested at June 30, 2014	543	$66.54

5. Acquisition

2014 Acquisitions

During 2014, the Company has made payments related to acquisitions in aggregate of $166.7 million. During 2014, the Company has made deferred payments of purchase price related to 2013 acquisitions of $23.2 million.

On April 28, 2014, the Company completed an equity method investment in Masternaut Group Holdings Limited (“Masternaut”), Europe’s largest provider of telematics solutions to commercial fleets, included in “Equity method investment” in its unaudited Consolidated Balance Sheets. The Company owns 44% of the outstanding equity of Masternaut.

2013 Acquisitions

During 2013, the Company completed acquisitions with an aggregate purchase price of $849.2 million, net of cash acquired of $35.6 million, including deferred payments of $36.8 million and the estimated fair value of contingent earn out payments of $83.8 million.

For certain acquisitions in 2013, the consideration transferred includes contingent consideration based on achieving specific financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale. The potential future payments that the Company could be required to make related to these contingent consideration agreements ranges from $76 to $90 million based on current operating results. The fair value of the arrangements included in the acquisition consideration is estimated using a Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach and considered historic expenses, historic EBITDA and revenue growth and current projections for the respective acquired entities. The Company recorded $83.8 million of contingent consideration, which is payable in the second half of 2014 and first quarter of 2015. As the payments are due within one year of the date of acquisition, the Company did not apply a discount rate to the potential payments. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense in the Consolidated Statements of Income. Changes in the fair values of the respective contingent earn out payments during the second quarter of 2014 were not material. Acquisition amounts are presented at the applicable acquisition date foreign exchange spot rate.

The Company’s purchase price allocation related to each of the entities acquired in 2013 is preliminary, except for that of FleetCard and CardLink, as the working capital adjustment periods remain open.

2013 Totals

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during 2013 (in thousands):

Trade and other receivables	$71,671
Prepaid expenses and other	12,555
Property and equipment	5,791
Other long term assets	53,737
Goodwill	646,073
Other intangible assets	470,043
Notes and other liabilities assumed	(283,001)
Deferred tax liabilities	(77,543)
Other long term liabilities	(50,091)

Aggregate purchase prices	$849,235

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Weighted Average Useful Lives (in Years)	Value
Customer relationships	3 – 20	$365,773
Trade names and trademarks—indefinite	N/A	46,900
Trade names and trademarks	15	200
Merchant network	10	5,280
Software	3 – 10	36,890
Non-competes	5	15,000

		$470,043

In connection with 2013 acquisitions, the Company has uncertain tax positions aggregating $15.5 million and contingent liabilities aggregating $53.7 million. The Company has been indemnified by the respective sellers for a portion of these acquired liabilities. As a result, an indemnification asset of $56.2 million was recorded. The potential range of acquisition related contingent liabilities that the Company estimates would be incurred and ultimately recoverable, and for which the Company has recorded indemnification assets in the Consolidated Balance Sheets, is $55.1 million to $56.2 million.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2013	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2014
Segment
North America	$366,594	$485	$—	$367,079
International	1,186,131	(967)	20,687	1,205,851

	$1,552,725	(482)	$20,687	$1,572,930

As of June 30, 2014 and December 31, 2013 other intangible assets consisted of the following (in thousands):

		June 30, 2014			December 31, 2013
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	3 to 20	$857,926	$(165,102)	$692,824	$850,809	$(134,998)	$715,811
Trade names and trademarks—indefinite lived	N/A	101,054	—	101,054	99,690	—	99,690
Trade names and trademarks—other	3 to 15	3,355	(1,741)	1,614	3,341	(1,635)	1,706
Software	3 to 10	52,679	(13,866)	38,813	47,778	(9,090)	38,688
Non-compete agreements	2 to 5	18,956	(4,626)	14,330	18,499	(3,131)	15,368

Total other intangibles		$1,033,970	$(185,335)	848,635	$1,020,117	$(148,854)	$871,263

Acquisition accounting adjustments during the six months ended June 30, 2014 related to working capital settlements and other acquisition price adjustments to our CardLink, VB, DB, Epyx and NexTraq business acquisitions completed in 2013. Changes in foreign exchange rates resulted in a $13.9 million increase to the carrying values of other intangible assets in the six months ended June 30, 2014. Amortization expense related to intangible assets for the six month periods ended June 30, 2014 and 2013 was $36.5 million and $19.2 million, respectively.

7. Debt

The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2014	December 31, 2013
Term note payable—domestic(a)	$483,125	$496,875
Revolving line of credit A Facility—domestic(a)	370,000	425,000
Revolving line of credit A Facility—foreign(a)	143,203	202,839
UK Swing Line of Credit (BOA)	42,296	—
Revolving line of credit B Facility—foreign(a)	—	7,099
Revolving line of credit—New Zealand(c)	—	—
Other debt(d)	8,332	5,565

Total notes payable and other obligations	1,046,956	1,137,378
Securitization facility(b)	424,400	349,000

Total notes payable, credit agreements and Securitization Facility	$1,471,356	$1,486,378

Current portion	$1,021,149	$1,011,439
Long-term portion	450,207	474,939

Total notes payable, credit agreements and Securitization Facility	$1,471,356	$1,486,378

(a)	The Company entered into a Credit Agreement on June 22, 2011. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing on the swing line. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility. On March 20, 2013, the Company entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added additional designated borrowers with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. On April 28, 2014, the Company entered into a fourth amendment to the Credit Agreement to allow for a minority interest investment in an unrestricted subsidiary.

Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the Facility. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are repayable at the option of one, two, three or nine months after borrowing. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $13.8 million were made on the term loan during the six months ended June 30, 2014. This facility includes a revolving line of credit and foreign currency swing line of credit on which the Company borrowed funds during the periods presented.

(b)	The Company is party to a $500 million receivables purchase agreement (Securitization Facility) that was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015, to change pricing and to return to prorata funding by the participating banks. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.17% plus 0.65% and 0.17% plus 0.675% as of June 30, 2014 and December 31, 2013, respectively. The unused facility fee is payable at a rate of 0.25% per annum as of June 30, 2014 and 0.30% per annum as of December 31, 2013. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition in New Zealand, the Company entered into a $12 million New Zealand dollar ($10.6 million) facility that is used for local working capital needs. This facility is a one year facility that currently matures on April 30, 2015. A line of credit charge of 0.025% times the facility limit is charged each month plus interest on outstanding borrowings is charged at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The Company did not have an outstanding unpaid balance on this facility at June 30, 2014.
(d)	Other debt includes other deferred liabilities associated with certain of our businesses.

The Company was in compliance with all financial and non-financial covenants at June 30, 2014.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended June 30, 2014 and 2013 due to the following (in thousands):

	2014		2013
Computed “expected” tax expense	$44,784	35.0%	$36,863	35.0%
Changes resulting from:
Foreign income tax differential	(5,761)	(4.5)	(4,082)	(3.9)
State taxes net of federal benefits	1,466	1.2	1,337	1.3
Foreign-sourced nontaxable income	(3,484)	(2.7)	(2,785)	(2.6)
Other	2,401	1.8	892	0.8

Provision for income taxes	$39,406	30.8%	$32,225	30.6%

At June 30, 2014 and December 31, 2013, other noncurrent liabilities included liabilities for unrecognized income tax benefits of $21.4 million and $21.6 million, respectively. During the six months ended June 30, 2014 and 2013 the Company recognized additional liabilities of $0.9 million and $0.47 million, respectively, and reversed prior year liabilities of $1.1 million during the six months ended June 30, 2014, primarily due to the statute of limitations expiring. During the six months ended June 30, 2014 and 2013, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

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

The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$88,549	$73,099	$163,658	$137,761

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	82,996	81,573	82,867	81,398
Dilutive securities	2,821	2,888	2,890	2,814

Denominator for diluted earnings per share	85,817	84,461	85,757	84,212

Basic earnings per share	$1.07	$0.90	$1.97	$1.69
Diluted earnings per share	$1.03	$0.87	$1.91	$1.64

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

The Company’s segment results are as follows as of and for the three and six month periods ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues, net:
North America	$138,861	$119,486	$265,236	$220,080
International	134,641	101,383	262,174	194,440

	$273,502	$220,869	$527,410	$414,520

Operating income:
North America	$68,317	$60,103	$124,514	$109,529
International	66,167	48,971	124,106	93,798

	$134,484	$109,074	$248,620	$203,327

Depreciation and amortization:
North America	$6,376	$5,267	$13,012	$10,439
International	18,053	10,623	35,835	20,080

	$24,429	$15,890	$48,847	$30,519

Capital expenditures:
North America	$1,840	$1,292	$3,836	$2,356
International	4,128	4,054	7,716	7,752

	$5,968	$5,346	$11,552	$10,108

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

As part of certain acquisitions in 2013, the purchase price includes provisions for contingent consideration based on achieving certain financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense on the Consolidated Statements of Income. Fluctuations due to changes in foreign exchange rates have been recorded to accumulated other comprehensive income. At June 30, 2014, contingent consideration for these acquisitions is $86.7 million, and is included in other current liabilities within the accompanying Consolidated Balance Sheets.

In connection with 2013 acquisitions, the Company recorded uncertain tax positions aggregating $15.5 million and contingent liabilities aggregating $53.7 million, at June 30, 2014. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $56.2 million was recorded at June 30, 2014. The contingent liabilities represent our bet estimate of the probable outcome of the contingency. The estimates recorded for the contingent liabilities are subject to change based on our final evaluation of the information available at the acquisition date. Any changes to the contingent liability based on our final conclusion will be accompanied by a corresponding change to the indemnification asset.

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

We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, hotels, leasing companies and petroleum marketers. We refer to these major oil companies, leasing companies and petroleum markets as “partners”. We provide our customers with various card products that typically function like a charge card or prepaid card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations.

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

For the three and six months ended June 30, 2014 and 2013, our North America and International segments generated the following revenue:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$138.9	50.8%	$119.5	54.1%	$265.2	50.3%	$220.1	53.1%
International	134.6	49.2%	101.4	45.9%	262.2	49.7%	194.4	46.9%

	$273.5	100.0%	$220.9	100.0%	$527.4	100.0%	$414.5	100.0%

Sources of Revenue

Transactions. In both of our segments, we derive revenue from transactions. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our card products and those of our partners, for whom we manage card programs, members of our proprietary networks who are provided access to our products and services and commercial businesses to whom we provide workforce payment productivity solutions. Revenue from transactions is derived from our merchant and network relationships, as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel, vehicle maintenance, food, toll and transportation cards and vouchers or lodging services to our customers.

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

Set forth below are our sources of revenue for the three and six months ended June 30, 2014 and 2013, expressed as a percentage of consolidated revenues:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue from customers and partners	55.1%	50.9%	55.6%	51.1%
Revenue from merchants and networks	44.9%	49.1%	44.4%	48.9%
Revenue tied to fuel-price spreads[1]	14.5%	18.7%	14.2%	17.4%
Revenue influenced by the absolute price of fuel[1]	18.7%	19.6%	18.4%	20.1%
Revenue from program fees, late fees, interest and other	66.7%	61.7%	67.5%	62.5%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Transactions (in millions)
North America	42.7	41.2	83.1	79.4
International	47.5	37.8	94.3	73.7

Total transactions	90.2	79.0	177.4	153.1

Revenue per transaction
North America	$3.25	$2.90	$3.19	$2.77
International	2.83	2.68	2.78	2.64
Consolidated revenue per transaction	3.03	2.80	2.97	2.71
Adjusted revenue per transaction[1]
Consolidated adjusted revenue per transaction[1]	$2.81	$2.55	$2.76	$2.49

[1]	Adjusted revenues is a non-GAAP financial measure defined as revenues, net less merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measure of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

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

Total transactions increased from 79.0 million for the three months ended June 30, 2013 to 90.2 million for the three months ended June 30, 2014, an increase of 11.2 million or 14.3%. Total transactions increased from 153.1 million for the six months ended June 30, 2013 to 177.4 million for the three months ended June 30, 2014, an increase of 24.3 million or 15.9%. We experienced an increase in transactions in our North America and International segments primarily due to the impact of the acquisitions completed in 2013 and organic growth in certain payment programs.

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

Adjusted Revenues, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, earnings before interest, taxes, depreciation and amortization and equity method investment (adjusted EBITDA), adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands, except per share amounts)
Adjusted revenues	$253,175	$201,314	$489,460	$381,104
Adjusted EBITDA	$158,913	$124,964	$297,467	$233,846
Adjusted net income	$108,890	$84,039	$204,989	$159,232
Adjusted net income per diluted share	$1.27	$1.00	$2.39	$1.89

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. We use adjusted EBITDA, calculated as earnings before interest, taxes, depreciation and amortization, other income and equity method investment to eliminate the impact of certain non-core items during the period. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•	Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 60 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are increasingly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 51.0% and 54.0% of our revenue during the three months ended June 30, 2014 and 2013, respectively, and 50.5% and 53.0% of our revenue during the six months ended June 30, 2014 and 2013, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses—Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following table sets forth selected consolidated statement of income data for the three months ended June 30, 2014 and 2013 (in thousands).

	Three months ended June 30, 2014	% of total revenue	Three months ended June 30, 2013	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$138,861	50.8%	$119,486	54.1%	$19,375	16.2%
International	134,641	49.2%	101,383	45.9%	33,258	32.8%

Total revenues, net	273,502	100.0%	220,869	100.0%	52,633	23.8%
Consolidated operating expenses:
Merchant commissions	20,327	7.4%	19,555	8.9%	772	3.9%
Processing	38,845	14.2%	32,010	14.5%	6,835	21.4%
Selling	17,521	6.4%	13,386	6.1%	4,135	30.9%
General and administrative	37,896	13.9%	30,954	14.0%	6,942	22.4%
Depreciation and amortization	24,429	8.9%	15,890	7.2%	8,539	53.7%

Operating income	134,484	49.2%	109,074	49.4%	25,410	23.3%

Other income, net	(268)	(0.1)%	(6)	0.0%	(262)	NM
Interest expense, net	5,308	1.9%	3,756	1.7%	1,552	41.3%
Equity method investment loss	1,489	0.5%	—	—	1,489	NM
Provision for income taxes	39,406	14.4%	32,225	14.6%	7,181	22.3%

Net income	$88,549	32.4%	$73,099	33.1%	$15,450	21.1%

Operating income for segments:
North America	$68,317		$60,103		$8,214	13.7%
International	66,167		48,971		17,196	35.1%

Operating income	$134,484		$109,074		$25,410	23.3%

Operating margin for segments:
North America	49.2%		50.3%		(1.1)%
International	49.1%		48.3%		0.8%
Total	49.2%		49.4%		(0.2)%

NM = Not Meaningful

	Three months ended June 30,
	2014	2013
Transactions (in millions)
North America	42.7	41.2
International	47.5	37.8

Total transactions	90.2	79.0

Revenue per transaction
North America	$3.25	$2.90
International	2.83	2.68
Consolidated revenue per transaction	3.03	2.80

Revenues and revenue per transaction

Our consolidated revenues increased from $220.9 million in the three months ended June 30, 2013 to $273.5 million in the three months ended June 30, 2014, an increase of $52.6 million, or 23.8%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $37 million in additional revenue in the three months ended June 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended June 30, 2014 over the comparable period in 2013. The macroeconomic environment was primarily impacted by lower fuel spread margins, which were partially offset by the slightly favorable impact of changes in foreign exchange rates. Changes in foreign exchange rates had a favorable impact on revenues of approximately $1.4 million, due primarily to favorable fluctuations in the British Pound, which was mostly offset by unfavorable fluctuations in the Russian Ruble and Brazilian Real, in the three months ended June 30, 2014 over 2013. We believe that changes in fuel price had a minimal impact on revenues.

Consolidated revenue per transaction increased from $2.80 in the three months ended June 30, 2013 to $3.03 in the three months ended June 30, 2014, an increase of $0.23 or 8.4%. This increase is primarily due to the impact of acquisitions completed in 2013, which have higher revenue per transaction products in comparison to our other businesses, as well as the reasons discussed above.

North America segment revenues and revenue per transaction

North America revenues increased from $119.5 million in the three months ended June 30, 2013 to $138.9 million in the three months ended June 30, 2014, an increase of $19.4 million, or 16.2%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $9 million in additional revenue in the three months ended June 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the three months ended June 30, 2014 over the comparable period in 2013, primarily due to the impact of lower fuel spread margins.

North America segment revenue per transaction increased from $2.90 in the three months ended June 30, 2013 to $3.25 in the three months ended June 30, 2014, an increase of $0.35 or 11.9%. We experienced an increase in transactions in our North America segment primarily due to organic growth in certain payment programs and the impact of acquisitions completed in 2013, in addition to the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $101.4 million in the three months ended June 30, 2013 to $134.6 million in the three months ended June 30, 2014, an increase of $33.2 million, or 32.8%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $28 million in additional revenue in the three months ended June 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our International segment revenue for the three months ended June 30, 2014 over the comparable period in 2013, primarily due to the slightly favorable impact of changes in foreign exchange rates. Changes in foreign exchange rates had a favorable impact on revenues of approximately $1.4 million, due primarily to favorable fluctuations in the British Pound, which was mostly offset by unfavorable fluctuations in the Russian Ruble and Brazilian Real, in the three months ended June 30, 2014 over 2013. We believe that changes in fuel price and fuel spreads had a minimal impact on revenues.

International segment revenue per transaction increased from $2.68 in the three months ended June 30, 2013 to $2.83 in the three months ended June 30, 2014, an increase of $0.15 per transaction or 5.7%. This increase is primarily due to the impact of acquisitions completed in 2013, some of which have higher revenue per transaction products in comparison to our other businesses, and organic growth in certain of our payment programs. We experienced an increase in transactions in our International segment primarily due to the impact of acquisitions completed in 2013.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $19.6 million in the three months ended June 30, 2013 to $20.3 million in the three months ended June 30, 2014, an increase of $0.7 million, or 3.9%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in revenue streams where merchant commission are paid.

Processing Processing expenses increased from $32.0 million in the three months ended June 30, 2013 to $38.8 million in the three months ended June 30, 2014, an increase of $6.8 million, or 21.4%. Our processing expenses increased primarily due to increased transaction volumes associated with acquisitions completed in 2013 and organic growth in transaction volume, as well as increased bad debt expense in certain of our businesses.

Selling Selling expenses increased from $13.4 million in the three months ended June 30, 2013 to $17.5 million in the three months ended June 30, 2014, an increase of $4.1 million, or 30.9%. The increase was primarily due to acquisitions completed in 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $31.0 million in the three months ended June 30, 2013 to $37.9 million in the three months ended June 30, 2014, an increase of $6.9 million, or 22.4%. The increase was primarily due to the impact of acquisitions completed in 2013 and incremental stock based compensation of $3.8 million.

Depreciation and amortization Depreciation and amortization increased from $15.9 million in the three months ended June 30, 2013 to $24.4 million in the three months ended June 30, 2014, an increase of $8.5 million, or 53.7%. The increase was primarily due to acquisitions completed during 2013, which resulted in an increase of $8.7 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software and increased depreciation expense.

Operating income and operating margin

Consolidated operating income

Operating income increased from $109.1 million in the three months ended June 30, 2013 to $134.5 million in the three months ended June 30, 2014, an increase of $25.4 million, or 23.3%. Our operating margin was 49.4% and 49.2% for the three months ended June 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume and revenue per transaction. These positive drivers of consolidated results were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel spread margins, as well as incremental stock based compensation expense and increased bad debt expense in certain of our businesses.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $60.1 million in the three months ended June 30, 2013 to $68.3 million in the three months ended June 30, 2014, an increase of $8.2 million, or 13.7%. North America operating margin was 50.3% and 49.2% for the three months ended June 30, 2013 and 2014, respectively. The increase in operating income was due primarily to organic growth in the business driven by increases in volume and revenue per transaction and the impact of acquisitions completed in 2013, partially offset by the negative impact of the macroeconomic environment primarily due to lower fuel spread margins. The decrease in operating margin was due primarily to the impact of increased stock based compensation expense, the majority of which is recorded in our North American segment, as well as the impact of lower fuel spread margins.

International segment operating income

International operating income increased from $49.0 million in the three months ended June 30, 2013 to $66.2 million in the three months ended June 30, 2014, an increase of $17.2 million, or 35.1%. International operating margin was 48.3% and 49.1% for the three months ended June 30, 2013 and 2014, respectively. The increase in operating income and operating margin was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume. These positive drivers of results were partially offset by increased bad debt expense in certain of our businesses.

Interest expense, net

Interest expense increased from $3.8 million in the three months ended June 30, 2013 to $5.3 million in the three months ended June 30, 2014, an increase of $1.6 million, or 41.3%. The increase is due to an increase in borrowings in 2014 over 2013, primarily due to funding the purchase price for acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, as well as the relevant unused credit facility fees. There were no borrowings under our foreign Revolver A in the three months ended June 30, 2013.

	Three months ended June 30,
	2014	2013
Term loan & Domestic Revolver A	1.91%	1.82%
Foreign Revolver A	2.24%	N/A
Domestic Revolver A- Unused Credit Facility Fee	0.30%	0.27%
Foreign Revolver B	4.45%	4.53%
Foreign Revolver B- Unused Credit Facility Fee	0.30%	0.27%
Foreign swing line	2.22%	1.98%

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The loss at Masternaut was driven primarily by amortization of basis differences in this investment of approximately $2.1 million in the three months ended June 30, 2014.

Provision for income taxes

The provision for income taxes increased from $32.2 million in the three months ended June 30, 2013 to $39.4 million in the three months ended June 30, 2014, an increase of $7.2 million, or 22.3%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 30.6% for three months ended June 30, 2013 to 30.8% for the three months ended June 30, 2014. The increase in our effective tax rate was primarily due to losses generated from investments accounted for under the equity method of accounting, which provided no tax benefit to us.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $73.1 million in the three months ended June 30, 2013 to $88.5 million in the three months ended June 30, 2014, an increase of $15.4 million, or 21.1%.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The following table sets forth selected consolidated statement of income data for the six months ended June 30, 2014 and 2013 (in thousands).

	Six months ended June 30, 2014	% of total revenue	Six months ended June 30, 2013	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$265,236	50.3%	$220,080	53.1%	$45,156	20.5%
International	262,174	49.7%	194,440	46.9%	67,734	34.8%

Total revenues, net	527,410	100.0%	414,520	100.0%	112,890	27.2%
Consolidated operating expenses:
Merchant commissions	37,950	7.2%	33,416	8.1%	4,534	13.6%
Processing	75,701	14.4%	61,953	14.9%	13,748	22.2%
Selling	34,935	6.6%	25,090	6.1%	9,845	39.2%
General and administrative	81,357	15.4%	60,215	14.5%	21,142	35.1%
Depreciation and amortization	48,847	9.3%	30,519	7.4%	18,328	60.1%

Operating income	248,620	47.1%	203,327	49.1%	45,293	22.3%

Other expense, net	276	0.1%	286	0.1%	(10)	(3.5)%
Interest expense, net	10,769	2.0%	7,204	1.7%	3,565	49.5%
Equity method investment loss	1,489	0.3%	—	—	1,489	NM
Provision for income taxes	72,428	13.7%	58,076	14.0%	14,352	24.7%

Net income	$163,658	31.0%	$137,761	33.2%	$25,897	18.8%

Operating income for segments:
North America	$124,514		$109,529		$14,985	13.7%
International	124,106		93,798		30,308	32.3%

Operating income	$284,620		$203,327		$45,293	22.3%

Operating margin for segments:
North America	46.9%		49.8%		(2.9)%
International	47.3%		48.2%		(0.9)%
Total	47.1%		49.1%		(2.0)%

NM = Not Meaningful

	Six months ended June 30,
	2014	2013
Transactions (in millions)
North America	83.1	79.4
International	94.3	73.7

Total transactions	177.4	153.1

Revenue per transaction
North America	$3.19	$2.77
International	2.78	2.64
Consolidated revenue per transaction	2.97	2.71

Revenues and revenue per transaction

Our consolidated revenues increased from $414.5 million in the six months ended June 30, 2013 to $527.4 million in the six months ended June 30, 2014, an increase of $112.9 million, or 27.2%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $82 million in additional revenue in the six months ended June 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the six months ended June 30, 2014 over the comparable period in 2013. The macroeconomic environment was primarily impacted by lower fuel prices, lower fuel spread margins and foreign exchange rates. Changes in foreign exchange rates had a slightly unfavorable impact on revenues of approximately $0.6 million, due primarily to unfavorable fluctuations in the Brazilian Real and Russian Ruble, which were mostly offset by favorable fluctuations in the British Pound, in the six months ended June 30, 2014 over 2013.

Consolidated revenue per transaction increased from $2.71 in the six months ended June 30, 2013 to $2.97 in the six months ended June 30, 2014, an increase of $0.26 or 9.8%. This increase is primarily due to the impact of acquisitions completed in 2013, which have higher revenue per transaction products in comparison to our other businesses, as well as the reasons discussed above.

North America segment revenues and revenue per transaction

North America revenues increased from $220.1 million in the six months ended June 30, 2013 to $265.2 million in the six months ended June 30, 2014, an increase of $45.1 million, or 20.5%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $21 million in additional revenue in the six months ended June 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the six months ended June 30, 2014 over the comparable period in 2013, primarily due to the impact of lower fuel spread margins. We believe that changes in fuel price had a minimal impact on revenues.

North America segment revenue per transaction increased from $2.77 in the six months ended June 30, 2013 to $3.19 in the six months ended June 30, 2014, an increase of $0.42 or 15.1%. We experienced an increase in transactions in our North America segment primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013, in addition to the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $194.4 million in the six months ended June 30, 2013 to $262.2 million in the six months ended June 30, 2014, an increase of $67.8 million, or 34.8%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $61 million in additional revenue in the six months ended June 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a minimal impact on our International segment revenue for the six months ended June 30, 2014 over the comparable period in 2013. Higher fuel spread margins were offset by unfavorable changes in foreign exchange rates and the impact of lower fuel prices internationally. Changes in foreign exchange rates had a slightly unfavorable impact on revenues of approximately $0.6 million, due primarily to unfavorable fluctuations in the Brazilian Real and Russian Ruble, which were mostly offset by favorable fluctuations in the British Pound, in the six months ended June 30, 2014 over the comparable period in 2013.

International segment revenue per transaction increased from $2.64 in the six months ended June 30, 2013 to $2.78 in the six months ended June 30, 2014, an increase of $0.14 per transaction or 5.4%. This increase is primarily due to organic growth in certain of our payment programs and the impact of acquisitions completed in 2013, some of which have higher revenue per transaction products in comparison to our other businesses. We experienced an increase in transactions in our International segment primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $33.4 million in the six months ended June 30, 2013 to $38.0 million in the six months ended June 30, 2014, an increase of $4.5 million, or 13.6%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in revenue streams where merchant commission are paid.

Processing Processing expenses increased from $62.0 million in the six months ended June 30, 2013 to $75.7 million in the six months ended June 30, 2014, an increase of $13.7 million, or 22.2%. Our processing expenses increased primarily due to increased transaction volumes associated with acquisitions completed in 2013 and organic growth in transaction volume, as well as increased bad debt expense in certain of our businesses.

Selling Selling expenses increased from $25.1 million in the six months ended June 30, 2013 to $34.9 million in the six months ended June 30, 2014, an increase of $9.8 million, or 39.2%. The increase was primarily due to acquisitions completed in 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $60.2 million in the six months ended June 30, 2013 to $81.4 million in the six months ended June 30, 2014, an increase of $21.2 million, or 35.1%. The increase was primarily due to the impact of acquisitions completed in 2013 and incremental stock based compensation of $10.2 million.

Depreciation and amortization Depreciation and amortization increased from $30.5 million in the six months ended June 30, 2013 to $48.8 million in the six months ended June 30, 2014, an increase of $18.3 million, or 60.1%. The increase was primarily due to acquisitions completed during 2013, which resulted in an increase of $18.4 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software and increased depreciation expense.

Operating income and operating margin

Consolidated operating income

Operating income increased from $203.3 million in the six months ended June 30, 2013 to $284.6 million in the six months ended June 30, 2014, an increase of $45.3 million, or 22.3%. Our operating margin was 49.1% and 47.1% for the six months ended June 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume and revenue per transaction. These positive drivers of consolidated results were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel spread margins and lower fuel prices, as well as incremental stock based compensation expense and increased bad debt expense in certain of our businesses, which also resulted in a decrease in operating margin. Additionally, the shift in earnings mix in our business also contributed to the decrease in operating margin.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $109.5 million in the six months ended June 30, 2013 to $124.5 million in the six months ended June 30, 2014, an increase of $15.0 million, or 13.7%. North America operating margin was 49.8% and 46.9% for the six months ended June 30, 2013 and 2014, respectively. The increase in operating income was due primarily to organic growth in the business driven by increases in volume and revenue per transaction and the impact of acquisitions completed in 2013, partially offset by the generally negative impact of the macroeconomic environment, primarily due to lower fuel spread margins. The decrease in operating margin was due primarily to the impact of increased stock based compensation expense, the majority of which is recorded in our North American segment.

International segment operating income

International operating income increased from $93.8 million in the six months ended June 30, 2013 to $124.1 million in the six months ended June 30, 2014, an increase of $30.3 million, or 32.3%. International operating margin was 48.2% and 47.3% for the six months ended June 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume. The decrease in operating margin was due primarily to the shift in earnings mix in our businesses, as well as increased bad debt expense in certain of our businesses.

Interest expense, net

Interest expense increased from $7.2 million in the six months ended June 30, 2013 to $10.8 million in the six months ended June 30, 2014, an increase of $3.6 million, or 49.5%. The increase is due to an increase in borrowings in 2014 over 2013, primarily due to funding the purchase price for acquisitions. The following table sets forth the average interest rates paid on borrowings under our

Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, as well as the relevant unused credit facility fees. There were no borrowings under our foreign Revolver A in the six months ended June 30, 2013.

	Six months ended June 30,
	2014	2013
Term loan & Domestic Revolver A	1.91%	1.77%
Foreign Revolver A	2.24%	N/A
Domestic Revolver A- Unused Credit Facility Fee	0.30%	0.26%
Foreign Revolver B	4.43%	4.53%
Foreign Revolver B- Unused Credit Facility Fee	0.30%	0.27%
Foreign swing line	2.20%	1.98%

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The loss at Masternaut was driven primarily by amortization of basis differences in this investment of approximately $2.1 million in the six months ended June 30, 2014.

Provision for income taxes

The provision for income taxes increased from $58.1 million in the six months ended June 30, 2013 to $72.4 million in the six months ended June 30, 2014, an increase of $14.3 million, or 24.7%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 29.7% for six months ended June 30, 2013 to 30.7% for the six months ended June 30, 2014. The increase in our effective tax rate was primarily due to losses generated from investments accounted for under the equity method of accounting, which provided no tax benefit to us.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $137.8 million in the six months ended June 30, 2013 to $163.7 million in the six months ended June 30, 2014, an increase of $25.9 million, or 18.8%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At June 30, 2014, our unrestricted cash and cash equivalent balance totaled $297.6 million. Our restricted cash balance at June 30, 2014 totaled $46.2 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At June 30, 2014, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $280.8 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2014, we had the ability to generate approximately $14.5 million of additional liquidity under our Securitization Facility. At June 30, 2014, we had approximately $295 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
(in millions)	2014	2013
Net cash provided by operating activities	$157.7	$82.7
Net cash used in investing activities	(201.4)	(167.1)
Net cash provided by financing activities	1.8	110.1

Operating activities Net cash provided by operating activities increased from $82.7 million in the six months ended June 30, 2013 to $157.7 million in the six months ended June 30, 2014. The increase is primarily due to changes in working capital, driven by increases in amortization resulting from acquisitions completed in 2013, increases in stock based compensation expense, as well as additional net income of $25.9 million during the six months ended June 30, 2014 over the comparable period in 2013.

Investing activities Net cash used in investing activities increased from $167.1 million in the six months ended June 30, 2013 to $201.4 million in the six months ended June 30, 2014. This increase is primarily due to cash paid for investments in the six months ended June 30, 2014 over the comparable period in 2013.

Financing activities Net cash provided by financing activities decreased from $110.1 million in the six months ended June 30, 2013 to $1.8 million in the six months ended June 30, 2014. The change is primarily due to additional net pay downs of outstanding balances on our Credit Facility and Securitization Facility of $28.6 million and $83.3, respectively, in the six months ended June 30, 2014 over the comparable period in 2013.

Capital spending summary

Our capital expenditures increased from $10.1 million in the six months ended June 30, 2013 to $11.6 million in the six months ended June 30, 2014, an increase of $1.5 million, or 14.3%. The increase was primarily related to additional investments to continue to enhance our existing processing systems as well as integration related to recently acquired businesses. We anticipate our capital expenditures will approximate $23 million for 2014 as we continue to enhance our existing processing systems and integrate recently acquired businesses.

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

At June 30, 2014, we had $483.1 million in outstanding term loans, $370.0 million in borrowings outstanding on the domestic revolving A facility, $143.2 million in borrowings outstanding on the foreign revolving A facility and $42.3 million in borrowings outstanding on the foreign swing line of credit. As of June 30, 2014, we were in compliance with each of the covenants under the Credit Facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.0%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.2% to 0.4% of the daily unused portion of the credit facility. At June 30, 2014, the interest rate on the term loan and domestic revolving A facility was 1.9%, the interest rate on the foreign revolving A facility and foreign swing line of credit was 2.2%, the interest rate on the foreign revolving B facility was 4.4%. The unused credit facility was 0.3% at June 30, 2014.

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

During the six months ended June 30, 2014, we made principal payments of $13.8 million on the term loan, $262.4 million on the revolving A facility and $7.3 million on the revolving B facility. As of June 30, 2014, we were in compliance with each of the covenants under the Credit Facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar ($10.6 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”), which we renewed on June 13, 2014. This facility matures on April 30, 2015. This facility is for purposes of funding the working capital needs of our business in New Zealand, CardLink. A line of credit charge accrues at a rate of 0.025% times the facility limit each month. Interest accrues on outstanding borrowings at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The New Zealand Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include compliance with certain financial ratios.

We did not have an outstanding unpaid balance on this facility at June 30, 2014. As of June 30, 2014, we were in compliance with each of the covenants under the New Zealand Facility.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, with a purchase limit of $500 million. We refer to this arrangement as the Securitization Facility. The Securitization Facility was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.17% plus 0.65% as of June 30, 2014. The unused facility fee is payable at a rate of 0.25% per annum as of June 30, 2014.

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

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $11.8 million. Also in connection with our acquisition of certain businesses, we have remaining contingent earn out payments to the respective sellers with estimated fair values totaling $86.7 million.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2014, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2013. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

Management’s Use of Non-GAAP Financial Measures

We have included in the discussion under the caption “Adjusted Revenues, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share” above certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net	$273,502	$220,869	$527,410	$414,520
Merchant commissions	20,327	19,555	37,950	33,416

Total adjusted revenues	$253,175	$201,314	$489,460	$381,104

Adjusted EBITDA

We have defined the non-GAAP measure adjusted EBITDA, as net income as reflected in our statement of income, adjusted to eliminate (a) interest expense, (b) tax expense, (c) depreciation of long-lived assets, (d) amortization of intangible assets, (e) other expense (income), net and (f) gains and losses from our equity method investment.

We use adjusted EBITDA as a basis to evaluate our operating performance net of the impact of certain non-core items during the period. We believe that adjusted EBITDA may be useful to investors to understanding our operating performance on a consistent basis. Adjusted EBITDA is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$88,549	$73,099	$163,658	$137,761
Provision for income taxes	39,406	32,225	72,428	58,076
Interest expense, net	5,308	3,756	10,769	7,204
Depreciation and amortization	24,429	15,890	48,847	30,519
Other (income) expense, net	(268)	(6)	276	286
Equity method investment loss	1,489	—	1,489	—

Adjusted EBITDA	$158,913	$124,964	$297,467	$233,846

Adjusted net income

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related share-based compensation awards, (b) amortization of deferred financing costs and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) loss on the early extinguishment of debt and (e) our proportionate share of amortization of intangible assets from our equity method investment.

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$88,549	$73,099	$163,658	$137,761
Net income per diluted share	$1.03	$0.87	$1.91	$1.64
Stock based compensation	7,687	3,897	18,299	8,059
Amortization of intangible assets	18,210	10,217	36,482	19,239
Amortization of premium on receivables	816	816	1,630	1,632
Amortization of deferred financing costs	531	833	1,062	1,593
Amortization from equity method investment	2,149	833	2,149	1,593

Total pre-tax adjustments	29,393	15,763	59,622	30,523
Income tax impact of pre-tax adjustments at the effective tax rate	(9,052)	(4,823)	(18,291)	(9,052)

Adjusted net income	$108,890	$84,039	$204,989	$159,232

Adjusted net income per diluted share	$1.27	$1.00	$2.39	$1.89
Diluted shares	85,817	84,461	85,757	84,212

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

As of June 30, 2014, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

As of June 30, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Tenth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 3, 2014, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 3, 2014)

10.2	Fourth Amendment to the Credit Agreement, dated April 28, 2014, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q, filed with the SEC on May 12, 2014)

10.3	FleetCor Technologies, Inc. Section 162(M) Performance—Based Program. (incorporated by reference to Annex A to the Registrant’s Proxy Statement, filed with the SEC on April 18, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 6, 2014.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey