Form 10-Q
period 2014-09-30
FLEETCOR TECHNOLOGIES INC
filed 2014-11-10
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.001 par value	83,831,663

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three and Six Month Periods Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,109	$338,105
Restricted cash	42,348	48,244
Accounts receivable (less allowance for doubtful accounts of $23,291 and $22,416, respectively)	715,662	573,351
Securitized accounts receivable—restricted for securitization investors	393,600	349,000
Prepaid expenses and other current assets	45,512	40,062
Deferred income taxes	3,444	4,750

Total current assets	1,504,675	1,353,512

Property and equipment	127,340	111,100
Less accumulated depreciation and amortization	(71,156)	(57,144)

Net property and equipment	56,184	53,956
Goodwill	1,557,011	1,552,725
Other intangibles, net	865,116	871,263
Equity method investment	147,512	—
Other assets	93,942	100,779

Total assets	$4,224,440	$3,932,235

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$612,691	$467,202
Accrued expenses	109,258	114,870
Customer deposits	180,131	182,541
Securitization facility	393,600	349,000
Current portion of notes payable and lines of credit	526,345	662,439
Other current liabilities	106,665	132,846

Total current liabilities	1,928,690	1,908,898

Notes payable and other obligations, less current portion	434,820	474,939
Deferred income taxes	233,695	249,504
Other noncurrent liabilities	68,428	55,001

Total noncurrent liabilities	736,943	779,444

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 119,544,837 shares issued and 83,810,345 shares outstanding at September 30, 2014; and 118,206,262 shares issued and 82,471,770 shares outstanding at December 31, 2013	120	117
Additional paid-in capital	733,131	631,667
Retained earnings	1,294,365	1,035,198
Accumulated other comprehensive loss	(93,146)	(47,426)
Less treasury stock (35,734,492 shares at September 30, 2014 and December 31, 2013)	(375,663)	(375,663)

Total stockholders’ equity	1,558,807	1,243,893

Total liabilities and stockholders’ equity	$4,224,440	$3,932,235

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues, net	$295,283	$225,150	$822,693	$639,670
Expenses:
Merchant commissions	25,014	16,944	62,964	50,360
Processing	41,451	33,473	117,152	95,426
Selling	17,950	13,859	52,885	38,949
General and administrative	40,947	31,559	122,304	91,774
Depreciation and amortization	25,714	18,060	74,561	48,579

Operating income	144,207	111,255	392,827	314,582

Other expense (income), net	594	(156)	870	130
Interest expense, net	4,859	3,756	15,628	10,960
Equity method investment loss	2,200	—	3,689	—

Total other expense	7,653	3,600	20,187	11,090

Income before taxes	136,554	107,655	372,640	303,492
Provision for income taxes	41,045	29,035	113,473	87,111

Net income	$95,509	$78,620	$259,167	$216,381

Earnings per share:
Basic earnings per share	$1.14	$0.96	$3.12	$2.65

Diluted earnings per share	$1.11	$0.93	$3.02	$2.56

Weighted average shares outstanding:
Basic weighted average shares outstanding	83,611	81,974	83,118	81,592

Diluted weighted average shares outstanding	86,134	84,905	85,688	84,446

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net income	$95,509	$78,620	$259,167	$216,381
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(68,478)	18,293	(45,719)	(15,861)

Total other comprehensive (loss) income	(68,478)	18,293	(45,719)	(15,861)

Total comprehensive income	$27,031	$96,913	$213,448	$200,520

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2014	2013
Operating activities
Net income	$259,167	$216,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,780	12,162
Stock-based compensation	26,292	12,441
Provision for losses on accounts receivable	18,109	14,069
Amortization of deferred financing costs	1,599	2,434
Amortization of intangible assets	55,737	31,535
Amortization of premium on receivables	2,445	2,448
Deferred income taxes	(1,280)	(4,524)
Equity method investment loss	3,689	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	6,109	3,666
Accounts receivable	(137,942)	(184,367)
Prepaid expenses and other current assets	(3,036)	(1,774)
Other assets	460	38,580
Excess tax benefits related to stock-based compensation	(53,251)	(24,319)
Accounts payable, accrued expenses and customer deposits	124,614	89,279

Net cash provided by operating activities	317,492	208,011

Investing activities
Acquisitions, net of cash acquired	(261,919)	(376,971)
Purchases of property and equipment	(18,279)	(15,348)

Net cash used in investing activities	(280,198)	(392,319)

Financing activities
Excess tax benefits related to stock-based compensation	53,251	24,319
Proceeds from issuance of common stock	21,922	22,800
Borrowings on securitization facility, net	44,600	96,000
Deferred financing costs paid	(546)	(1,970)
Principal payments on notes payable	(20,625)	(21,250)
Payments on revolver – A Facility	(381,385)	(155,000)
Borrowings from revolver – A Facility	182,330	280,000
Payments on foreign revolver – B Facility	(7,337)	(44,533)
Borrowings from foreign revolver – B Facility	—	53,494
Borrowings from swing line of credit, net	52,059	—
Other	(462)	(255)

Net cash provided by (used in) financing activities	(56,193)	253,605

Effect of foreign currency exchange rates on cash	(15,097)	(7,257)

Net (decrease) increase in cash and cash equivalents	(33,996)	62,040
Cash and cash equivalents, beginning of period	338,105	283,649

Cash and cash equivalents, end of period	$304,109	$345,689

Supplemental cash flow information
Cash paid for interest	$19,238	$13,041

Cash paid for income taxes	$63,553	$84,695

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2014

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from realized foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $0.6 million for the three months ended September 30, 2014 and gains of $0.3 million for the three months ended September 30, 2013. The Company recognized foreign exchange losses of $0.8 million and for the nine months ended September 30, 2014 and foreign exchange gains of $0.1 million for the nine months ended September 30, 2013, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This ASU is effective for the Company for fiscal years ending after December 15, 2016 and interim periods, with early adoption not permitted. The Company is currently evaluating the impact of the provisions of ASC 606.

Going Concern

In August 2013, the FASB issued ASU 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires entities to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This ASU is effective for the Company for fiscal years ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The Company’s adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial condition, or cash flows, as it is disclosure based.

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

The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Gross domestic accounts receivable	$218,672	$107,627
Gross domestic securitized accounts receivable	393,600	349,000
Gross foreign receivables	520,281	488,140

Total gross receivables	1,132,553	944,767
Less allowance for doubtful accounts	(23,291)	(22,416)

Net accounts and securitized accounts receivable	$1,109,262	$922,351

Foreign receivables are not included in the Company’s accounts receivable securitization program. At September 30, 2014 and December 31, 2013, there was $393.6 million and $349 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for nine months ended September 30 is as follows (in thousands):

	2014	2013
Allowance for doubtful accounts beginning of period	$22,416	$19,463
Add:
Provision for bad debts	18,109	14,069
Less:
Write-offs	(17,234)	(12,359)

Allowance for doubtful accounts end of period	$23,291	$21,173

3. Fair Value Measurements

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

The Company estimates the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. A change in the unobservable inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of acquisition related contingent consideration are recorded as (income) expense in the Consolidated Statements of Income. The acquisition related contingent consideration liabilities are recorded in other current liabilities.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Repurchase agreements	$187,049	$—	$187,049	$—
Certificates of deposit	11,860	—	11,860	—

Total cash equivalents	$198,909	$—	$198,909	$—
Liabilities:
Acquisition related contingent consideration	$(78,611)	$—	$—	$(78,611)

	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Repurchase agreements	$162,126	$—	$162,126	$—
Certificates of deposit	9,038	—	9,038	—

Total cash equivalents	$171,164	$—	$171,164	$—
Liabilities:
Acquisition related contingent consideration	$(80,476)	$—	$—	$(80,476)

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

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the three and nine months ended September 30, 2014.

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

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares as of September 30, 2014 and December 31, 2013. There were 6,283,313 additional shares remaining available for grant under the Plans at September 30, 2014.

The table below summarizes the expense recognized related to share-based payments recognized for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Stock options	$3,207	$3,051	$9,507	$8,553
Restricted stock	4,786	1,331	16,785	3,888

Stock-based compensation	$7,993	$4,382	$26,292	$12,441

The tax benefits recorded on stock based compensation were $8.8 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the Company’s total unrecognized compensation related to stock-based compensation as of September 30, 2014 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$29,132	1.88
Restricted stock	9,917	0.72

Total	$39,049

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

The following summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2014 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,331	$25.68	2,589	$16.57		$487,673
Granted	548	121.90			$36.00
Exercised	(1,243)	17.64				154,719
Forfeited	(204)	48.98

Outstanding at September 30, 2014	4,432	$38.52	2,487	$22.02		$459,142

Expected to vest as of September 30, 2014	4,432	$38.52

The aggregate intrinsic value of stock options exercisable at September 30, 2014 was $298.6 million. The weighted average contractual term of options exercisable at September 30, 2014 was 6.0 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the nine months ended September 30, 2014 and 2013, with the following weighted-average assumptions for grants during the period.

	September 30
	2014	2013
Risk-free interest rate	1.10%	0.73%
Dividend yield	—	—
Expected volatility	34.76%	34.95%
Expected life (in years)	3.8	4.0

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

The fair value of restricted stock granted based on market conditions was estimated using the Monte Carlo option pricing model at the grant date. The risk-free interest rate and volatility assumptions for restricted stock shares granted with market conditions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards. No such awards were granted during the nine months ended September 30, 2014 and 2013.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2014 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	634	$67.83
Granted	78	128.81
Vested	(203)	63.35
Cancelled	(10)	35.78

Unvested at September 30, 2014	499	$74.02

5. Acquisitions and Investments

2014 Acquisitions

During 2014, the Company has made payments related to acquisitions and investments in aggregate of $238.7 million. During 2014, the Company has made deferred payments of purchase price related to 2013 acquisitions of $23.2 million.

Equity Method Investment in Masternaut

On April 28, 2014, the Company completed an equity method investment in Masternaut Group Holdings Limited (“Masternaut”), Europe’s largest provider of telematics solutions to commercial fleets, included in “Equity method investment” in its unaudited Consolidated Balance Sheets. The Company owns 44% of the outstanding equity of Masternaut.

Comdata

On August, 12, 2014, the Company announced that it signed a definitive agreement to acquire Comdata Inc. (“Comdata”) from Ceridian LLC, a portfolio company of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Fidelity National Financial Inc. (NYSE: FNF), for $3.45 billion. Concurrent with the closing of the acquisition, a representative from THL will be appointed to the FleetCor board of directors.

Comdata is a leading business-to-business provider of innovative electronic payment solutions. As an issuer and a processor, Comdata provides fleet, virtual card and gift card solutions to over 20,000 customers. Comdata has approximately 1,300 employees and enables over $54 billion in payments annually. This acquisition will complement the Company’s current fuel card business in the U.S. and add a new product with the virtual payments business.

FleetCor will finance the $3.45 billion acquisition with approximately $2.4 billion of new debt and the issuance of approximately 7.3 million shares of FleetCor common stock. The cash payments will be used to pay off Comdata’s outstanding indebtedness. This acquisition is anticipated to be completed during the fourth quarter of 2014.

Other

During 2014, the Company has also acquired Pacific Pride, a U.S. fuel card business, and a fuel card portfolio from Shell in Germany.

2013 Acquisitions

During 2013, the Company completed acquisitions with an aggregate purchase price of $849.0 million, net of cash acquired of $35.6 million, including deferred payments of $36.8 million and the estimated fair value of contingent earn out payments of $83.1 million.

For certain acquisitions in 2013, the consideration transferred includes contingent consideration based on achieving specific financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale. The potential future payments that the Company could be required to make related to these contingent consideration agreements ranges from $59 to $83 million based on current operating results. The fair value of the arrangements included in the acquisition consideration is estimated using a Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach and considered historic expenses, historic EBITDA and revenue growth and current projections for the respective acquired entities. At September 30, 2014 the Company has recorded $78.6 million of contingent consideration, which is payable in the fourth quarter of 2014 and first quarter of 2015. As the payments are due within one year of the date of acquisition, the Company did not apply a discount rate to the potential payments. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense in the Consolidated Statements of Income. Changes in the aggregate fair values of the respective contingent earn out payments during the third quarter of 2014 were not material. Acquisition amounts are presented at the applicable acquisition date foreign exchange spot rate.

The Company’s purchase price allocation related to each of the entities acquired in 2013 is complete.

2013 Totals

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during 2013 (in thousands):

Trade and other receivables	$71,671
Prepaid expenses and other	12,555
Property and equipment	5,791
Other long term assets	53,737
Goodwill	643,116
Other intangible assets	473,000
Notes and other liabilities assumed	(283,245)
Deferred tax liabilities	(77,543)
Other long term liabilities	(50,091)

Aggregate purchase prices	$848,991

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	3 – 20	$357,260
Trade names and trademarks—indefinite	N/A	46,900
Trade names and trademarks	15	200
Merchant network	10	16,750
Software	3 – 10	36,890
Non-competes	5	15,000

		$473,000

In connection with 2013 acquisitions, the Company has uncertain tax positions aggregating $13.4 million and contingent liabilities aggregating $49.2 million. The Company has been indemnified by the respective sellers for a portion of these acquired liabilities. As a result, an indemnification asset of $51.1 million was recorded. The potential range of acquisition related contingent liabilities that the Company estimates would be incurred and ultimately recoverable, and for which the Company has recorded indemnification assets in the Consolidated Balance Sheets, is $50.0 million to $51.1 million.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2013	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2014
Segment
North America	$366,594	$19,966	$—	$386,560
International	1,186,131	(3,924)	(11,756)	1,170,451

	$1,552,725	16,042	$(11,756)	$1,557,011

As of September 30, 2014 and December 31, 2013 other intangible assets consisted of the following (in thousands):

		September 30, 2014			December 31, 2013
	Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	3 to 20	$894,548	$(181,209)	$713,339	$850,809	$(134,998)	$715,811
Trade names and trademarks—indefinite lived	N/A	101,991	—	101,991	99,690	—	99,690
Trade names and trademarks—other	3 to 15	3,333	(1,794)	1,539	3,341	(1,635)	1,706
Software	3 to 10	51,848	(16,118)	35,730	47,778	(9,090)	38,688
Non-compete agreements	2 to 5	17,986	(5,469)	12,517	18,499	(3,131)	15,368

Total other intangibles		$1,069,706	$(204,590)	865,116	$1,020,117	$(148,854)	$871,263

Acquisition accounting adjustments during the nine months ended September 30, 2014 related to working capital settlements and other acquisition price adjustments to our CardLink, VB, DB, Epyx, AKN and NexTraq business acquisitions completed in 2013. Changes in foreign exchange rates resulted in a $10.6 million decrease to the carrying values of other intangible assets in the nine months ended September 30, 2014. Amortization expense related to intangible assets for the nine month periods ended September 30, 2014 and 2013 was $55.7 million and $31.5 million, respectively.

7. Debt

The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2014	December 31, 2013
Term note payable—domestic(a)	$476,250	$496,875
Revolving line of credit A Facility—domestic(a)	355,000	425,000
Revolving line of credit A Facility—foreign(a)	73,491	202,839
UK Swing Line of Credit (BOA)	49,730	—
Revolving line of credit B Facility—foreign(a)	—	7,099
Revolving line of credit—New Zealand(c)	—	—
Other debt(d)	6,694	5,565

Total notes payable and other obligations	961,165	1,137,378
Securitization facility(b)	393,600	349,000

Total notes payable, credit agreements and Securitization Facility	$1,354,765	$1,486,378

Current portion	$919,945	$1,011,439
Long-term portion	434,820	474,939

Total notes payable, credit agreements and Securitization Facility	$1,354,765	$1,486,378

(a)	The Company entered into a Credit Agreement on June 22, 2011. On March 13, 2012, the Company entered into the first amendment to the Credit Agreement. This Amendment added two United Kingdom entities as designated borrowers and added a $110 million foreign currency swing line of credit sub facility under the existing revolver, which allows for alternate currency borrowing. On November 6, 2012, the Company entered into a second amendment to the Credit Agreement to add an additional term loan of $250 million and increase the borrowing limit on the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. As amended, the Credit Agreement provides for a $550 million term loan facility and an $850 million revolving credit facility. On March 20, 2013, the Company entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added additional designated borrowers with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. On April 28, 2014, the Company entered into a fourth amendment to the Credit Agreement to allow for a minority interest investment in an unrestricted subsidiary.

Interest ranges from the sum of the Base Rate plus 0.25% to 1.25% or the Eurodollar Rate plus 1.25% to 2.25%. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the Facility. The term note is payable in quarterly installments and is due on the last business day of each March, June, September, and December with the final principal payment due in March 2018. Borrowings on the revolving line of credit are payable at the option of one, two, three or nine months after borrowing. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. This facility is referred to as the Credit Facility. Principal payments of $20.6 million were made on the term loan during the nine months ended September 30, 2014. This facility includes a revolving line of credit and foreign currency swing line of credit on which the Company borrowed funds during the periods presented.

(b)	The Company is party to a $500 million receivables purchase agreement (Securitization Facility) that was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015, to change pricing and to return to prorata funding by the participating banks. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.17% plus 0.65% and 0.17% plus 0.675% as of September 30, 2014 and December 31, 2013, respectively. The unused facility fee is payable at a rate of 0.25% per annum as of September 30, 2014 and 0.30% per annum as of December 31, 2013. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)

In connection with the Company’s acquisition in New Zealand, the Company entered into a $12 million New Zealand dollar ($10.7 million) facility that is used for local working capital needs. This facility is a one year facility that currently matures on

April 30, 2015. A line of credit charge of 0.025% times the facility limit is charged each month plus interest on outstanding borrowings is charged at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The Company did not have an outstanding unpaid balance on this facility at September 30, 2014.
(d)	Other debt includes other deferred liabilities associated with certain of our businesses.

The Company was in compliance with all financial and non-financial covenants at September 30, 2014.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended September 30, 2014 and 2013 due to the following (in thousands):

	2014		2013
Computed “expected” tax expense	$47,794	35.0%	$37,679	35.0%
Changes resulting from:
Foreign income tax differential	(6,073)	(4.5)	(3,874)	(3.6)
State taxes net of federal benefits	1,597	1.2	1,084	1.0
Foreign-sourced nontaxable income	(4,218)	(3.1)	(3,360)	(3.1)
Other	1,945	1.5	1,228	1.2
Effect of statutory rate change	—	—	(3,722)	(3.5)

Provision for income taxes	$41,045	30.1%	$29,035	27.0%

At September 30, 2014 and December 31, 2013, other noncurrent liabilities included liabilities for unrecognized income tax benefits of $21.0 million and $21.6 million, respectively. During the nine months ended September 30, 2014 and 2013 the Company recognized additional liabilities of $1.2 million and $0.9 million, respectively, and reversed prior year liabilities of $1.7 million during the nine months ended September 30, 2014, primarily due to the statute of limitations expiring. During the nine months ended September 30, 2014 and 2013, amounts recorded for accrued interest and penalties expense related to the unrecognized income tax benefits were not significant.

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

The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net income	$95,509	$78,620	$259,167	$216,381

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	83,611	81,974	83,118	81,592
Dilutive securities	2,523	2,931	2,570	2,854

Denominator for diluted earnings per share	86,134	84,905	85,688	84,446

Basic earnings per share	$1.14	$0.96	$3.12	$2.65
Diluted earnings per share	$1.11	$0.93	$3.02	$2.56

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

The Company’s segment results are as follows as of and for the three and nine months ended September 30 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues, net:
North America	$156,343	$115,266	$421,579	$335,346
International	138,940	109,884	401,114	304,324

	$295,283	$225,150	$822,693	$639,670

Operating income:
North America	$78,797	$59,093	$203,311	$168,622
International	65,410	52,162	189,516	145,960

	$144,207	$111,255	$392,827	$314,582

Depreciation and amortization:
North America	$6,635	$5,159	$19,647	$15,598
International	19,079	12,901	54,914	32,981

	$25,714	$18,060	$74,561	$48,579

Capital expenditures:
North America	$1,561	$1,942	$5,397	$4,298
International	5,166	3,298	12,882	11,050

	$6,727	$5,240	$18,279	$15,348

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

As part of certain acquisitions in 2013, the purchase price includes provisions for contingent consideration based on achieving certain financial metrics in future periods. The contingent consideration agreements (the “agreements”) require the Company to pay the respective prior owners if earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues grow at a specified rate over the most recent corresponding specified period, based on a sliding scale. Any changes to the contingent consideration ultimately paid or any changes in the fair value of such amounts would result in additional income or expense on the Consolidated Statements of Income. Fluctuations due to changes in foreign exchange rates have been recorded to accumulated other comprehensive income. At September 30, 2014, contingent consideration for these acquisitions is $78.6 million.

In connection with 2013 acquisitions, the Company recorded uncertain tax positions aggregating $13.4 million and contingent liabilities aggregating $49.2 million, at September 30, 2014. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $51.1 million was recorded at September 30, 2014. The contingent liabilities represent our best estimate of the probable outcome of the contingency. The estimates recorded for the contingent liabilities are subject to change based on our final evaluation of the information available at the acquisition date. Any changes to the contingent liability based on our final conclusion will be accompanied by a corresponding change to the indemnification asset to the extent available under the terms of the respective purchase agreements.

12. Subsequent Event

On October 24, 2014, the Company entered into a new $3.355 billion New Credit Agreement (the “New Credit Agreement”), by and among the Company, as guarantor, FleetCor Technologies Operating Company, LLC (“FTOC”), as a borrower and guarantor (the “Domestic Borrower”), certain of the Company’s foreign subsidiaries as borrowers (together with the Domestic Borrower, the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (the “Lenders”). The New Credit Agreement provides for senior secured credit facilities (the “Senior Credit Facilities”) consisting of (a) a revolving A credit facility in the amount of up to $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of up to $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of up to $2.02 billion and (d) a term loan B facility in the amount of up to $300 million. The New Credit Agreement provides for additional commitments in an aggregate amount of up to $430 million that may be borrowed as increases in the term loan A facility or the term loan B facility on the date of the initial borrowing under the New Credit Agreement.

The term notes are payable in quarterly installments which are due on the last business day of each March, June, September, and December with the final principal payment of the term loan A due five years after the initial borrowing date of the Senior Credit Facilities and the final principal payment of the term loan B due seven years after the initial borrowing date of the Senior Credit Facilities. Borrowings on the revolving line of credit are repayable on the fifth anniversary of the initial borrowing date. Borrowings on the foreign swing line of credit are due no later than ten business days after each such loan is made. Loans are subject to certain mandatory prepayment requirements for dispositions, debt issuances and excess cash flow.

The New Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature, which will become effective upon the initial borrowing date. These covenants include limitations on the Company’s ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. Upon the occurrence and during the continuance of an event of default under the New Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable. The obligations of the Borrowers under the Credit Agreement will be guaranteed by the Company, the Domestic Borrower and the Company’s domestic subsidiaries pursuant to a separate guaranty agreement that will be signed on the initial borrowing date.

The obligations of the Borrowers under the New Credit Agreement will be secured by all or substantially all of the assets of the Company and its domestic subsidiaries, pursuant to a separate security agreement that will be signed on the initial borrowing date, and will include a pledge of shares of its domestic subsidiaries and a pledge of 66% of the voting shares of its first-tier foreign subsidiaries, but excluding real property, personal property located outside of the United States, accounts receivables and related assets subject to a securitization, and certain investments required under the money transmitter laws to be held free and clear of liens.

The Company anticipates the initial borrowing will be made under the New Credit Agreement when it closes the anticipated acquisition of Comdata Inc. In the meantime, the Company’s current facility will remain in place. The commitments under the New Credit Agreement will terminate if the initial borrowing does not occur on or prior to May 11, 2015 or if the agreement for the acquisition of Comdata Inc. is terminated.

Proceeds from the new credit facility are intended to be used to refinance the Company’s existing indebtedness under its Credit Facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”), and to pay off existing indebtedness of Comdata Inc. in connection with the Company’s anticipated acquisition of Comdata Inc. during the fourth quarter of this year.

Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) will accrue based on the LIBOR Rate (the Eurocurrency Rate) published on the applicable Bloomberg screen page or other source designated by Bank of America, N.A., as administrative agent, plus a margin based on a leverage ratio and ranging from 1.00 to 2.00% per annum, or at the option of the Company, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio and ranging from 0.00% to 1.00% per annum. Interest on Eurocurrency Rate Loans denominated in New Zealand Dollars will be based on the Bank Bill Reference Bid Rate, and interest on Eurocurrency Rate Loans denominated in Australian Dollars will be based on the Bank Bill Swap Reference Bid Rate. Interest on the term loan B facility will accrue based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurrency Rate Loans and at 2% for Base Rate Loans. Interest will be payable by the Company on the last day of each interest period. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.

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

For the three and nine months ended September 30, 2014 and 2013, our North America and International segments generated the following revenue:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$156.4	52.9%	$115.3	51.2%	$421.6	51.2%	$335.4	52.4%
International	138.9	47.1%	109.9	48.8%	401.1	48.8%	304.3	47.6%

	$295.3	100.0%	$225.2	100.0%	$822.7	100.0%	$639.7	100.0%

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

Set forth below are our sources of revenue for the three and nine months ended September 30, 2014 and 2013, expressed as a percentage of consolidated revenues:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue from customers and partners	53.8%	54.4%	54.9%	52.3%
Revenue from merchants and networks	46.2%	45.6%	45.1%	47.7%
Revenue tied to fuel-price spreads[1]	16.7%	14.8%	15.1%	16.5%
Revenue influenced by the absolute price of fuel[1]	17.8%	20.0%	18.2%	20.1%
Revenue from program fees, late fees, interest and other	65.5%	65.2%	66.7%	63.4%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Transactions (in millions)
North America	45.3	43.3	128.4	122.7
International	49.1	41.0	143.9	114.7

Total transactions	94.4	84.3	272.3	237.4

Revenue per transaction
North America	$3.45	$2.66	$3.28	$2.73
International	2.83	2.68	2.79	2.65
Consolidated revenue per transaction	3.13	2.67	3.02	2.69
Adjusted revenue per transaction[1]
Consolidated adjusted revenue per transaction[1]	$2.86	$2.47	$2.79	$2.48

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

Total transactions increased from 84.3 million for the three months ended September 30, 2013 to 94.4 million for the three months ended September 30, 2014, an increase of 10.1 million or 12.0%. Total transactions increased from 237.4 million for the nine months ended September 30, 2013 to 272.3 million for the three months ended September 30, 2014, an increase of 34.8 million or 14.7%. We experienced an increase in transactions in our North America and International segments primarily due to the impact of the acquisitions completed in 2013 and organic growth in certain payment programs.

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

Adjusted Revenues, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, earnings before interest, taxes, depreciation and amortization and equity method investment (adjusted EBITDA), adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
(in thousands, except per share amounts)
Adjusted revenues	$270,269	$208,206	$759,729	$589,310
Adjusted EBITDA	$169,921	$129,315	$467,388	$363,161
Adjusted net income	$117,625	$91,359	$322,617	$250,600
Adjusted net income per diluted share	$1.37	$1.08	$3.77	$2.97

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. We use EBITDA, adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

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

•

Foreign currency changes—As our mix of earnings shifts to businesses outside of the United States, our results of operations are increasingly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 53.2% and 51.1% of our revenue during the three months ended September 30, 2014 and 2013, respectively, and 51.5% and 52.4% of our revenue during the nine months ended September 30, 2014 and 2013, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•

Expenses—Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following table sets forth selected consolidated statement of income data for the three months ended September 30, 2014 and 2013 (in thousands).

	Three months ended September 30, 2014	% of total revenue	Three months ended September 30, 2013	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$156,343	52.9%	$115,266	51.2%	$41,077	35.6%
International	138,940	47.1%	109,884	48.8%	29,056	26.4%

Total revenues, net	295,283	100.0%	225,150	100.0%	70,133	31.1%
Consolidated operating expenses:
Merchant commissions	25,014	8.5%	16,944	7.5%	8,070	47.6%
Processing	41,451	14.0%	33,473	14.9%	7,978	23.8%
Selling	17,950	6.1%	13,859	6.2%	4,091	29.5%
General and administrative	40,947	13.9%	31,559	14.0%	9,388	29.7%
Depreciation and amortization	25,714	8.7%	18,060	8.0%	7,654	42.4%

Operating income	144,207	48.8%	111,255	49.4%	32,952	29.6%

Other income, net	594	0.2%	(156)	(0.1)%	750	NM
Interest expense, net	4,859	1.6%	3,756	1.7%	1,103	29.4%
Equity method investment loss	2,200	0.7%	—	—	2,200	NM
Provision for income taxes	41,045	13.9%	29,035	12.9%	12,010	41.4%

Net income	$95,509	32.3%	$78,620	34.9%	$16,889	21.5%

Operating income for segments:
North America	$78,797		$59,093		$19,704	33.3%
International	65,410		52,162		13,248	25.4%

Operating income	$144,207		$111,255		$32,952	29.6%

Operating margin for segments:
North America	50.4%		51.3%		(0.9)%
International	47.1%		47.5%		(0.4)%
Total	48.8%		49.4%		(0.6)%

NM = Not Meaningful

	Three months ended September 30,
	2014	2013
Transactions (in millions)
North America	45.3	43.3
International	49.1	41.0

Total transactions	94.4	84.3

Revenue per transaction
North America	$3.45	$2.66
International	2.83	2.68
Consolidated revenue per transaction	3.13	2.67

Revenues and revenue per transaction

Our consolidated revenues increased from $225.2 million in the three months ended September 30, 2013 to $295.3 million in the three months ended September 30, 2014, an increase of $70.1 million, or 31.1%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $29 million in additional revenue in the three months ended September 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenue for the three months ended September 30, 2014 over the comparable period in 2013. The macroeconomic environment was primarily impacted by higher fuel spread margins and the slightly favorable impact of changes in foreign exchange rates. Changes in foreign exchange rates had a favorable impact on revenues of approximately $2.2 million, due primarily to favorable fluctuations in the British Pound, which was mostly offset by unfavorable fluctuations in the Russian Ruble, Czech Koruna and Brazilian Real, in the three months ended September 30, 2014 over 2013. We believe that changes in fuel price had a minimal impact on revenues.

Consolidated revenue per transaction increased from $2.67 in the three months ended September 30, 2013 to $3.13 in the three months ended September 30, 2014, an increase of $0.46 or 17.1%. This increase is primarily due to the impact higher fuel spread margins during the quarter and the impact of acquisitions completed in 2013, which have higher revenue per transaction products in comparison to our other businesses, as well as the reasons discussed above.

North America segment revenues and revenue per transaction

North America revenues increased from $115.3 million in the three months ended September 30, 2013 to $156.3 million in the three months ended September 30, 2014, an increase of $41.1 million, or 35.6%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $11 million in additional revenue in the three months ended September 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue for the three months ended September 30, 2014 over the comparable period in 2013, primarily due to the impact of higher fuel spread margins.

North America segment revenue per transaction increased from $2.66 in the three months ended September 30, 2013 to $3.45 in the three months ended September 30, 2014, an increase of $0.79 or 29.8%. We experienced an increase in transactions in our North America segment primarily due to the impact of higher fuel spread margins and the impact of acquisitions completed in 2013, in addition to the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $109.8 million in the three months ended September 30, 2013 to $138.9 million in the three months ended September 30, 2014, an increase of $29.1 million, or 26.4%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $18 million in additional revenue in the three months ended September 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our International segment revenue for the three months ended September 30, 2014 over the comparable period in 2013, primarily due to the slightly favorable impact of changes in foreign exchange rates. Changes in foreign exchange rates had a favorable impact on revenues of approximately $2.2 million, due primarily to favorable fluctuations in the British Pound, which was mostly offset by unfavorable fluctuations in the Russian Ruble, Czech Koruna and Brazilian Real, in the three months ended September 30, 2014 over 2013. We believe that changes in fuel price and fuel spreads had a minimal impact on revenues.

International segment revenue per transaction increased from $2.68 in the three months ended September 30, 2013 to $2.83 in the three months ended September 30, 2014, an increase of $0.15 per transaction or 5.5%. This increase is primarily due to the impact of acquisitions completed in 2013, some of which have higher revenue per transaction products in comparison to our other businesses, in addition to the reasons discussed above.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $16.9 million in the three months ended September 30, 2013 to $25.0 million in the three months ended September 30, 2014, an increase of $8.1 million, or 47.6%. This increase was due primarily to additional commissions paid due to higher fuel spread margins, as well as the impact of higher volume in revenue streams where merchant commissions are paid.

Processing Processing expenses increased from $33.5 million in the three months ended September 30, 2013 to $41.5 million in the three months ended September 30, 2014, an increase of $8.0 million, or 23.8%. Our processing expenses increased primarily due to acquisitions completed in 2013, organic growth in transaction volume, as well as incremental bad debt expense of approximately $0.9 million in our Russia business due to the slowdown in their economy.

Selling Selling expenses increased from $13.9 million in the three months ended September 30, 2013 to $18.0 million in the three months ended September 30, 2014, an increase of $4.1 million, or 29.5%. The increase was primarily due to acquisitions completed in 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $31.6 million in the three months ended September 30, 2013 to $40.9 million in the three months ended September 30, 2014, an increase of $9.4 million, or 29.7%. The increase was primarily due to the impact of acquisitions completed in 2013, incremental stock based compensation of $3.6 million and incremental onetime costs related to the startup of our Shell Germany business, deal-related expenses, severance and other miscellaneous items of $0.4 million.

Depreciation and amortization Depreciation and amortization increased from $18.1 million in the three months ended September 30, 2013 to $25.7 million in the three months ended September 30, 2014, an increase of $7.7 million, or 42.4%. The increase was primarily due to acquisitions completed during 2013, which resulted in an increase of $6.5 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software and increased depreciation expense.

Operating income and operating margin

Consolidated operating income

Operating income increased from $111.3 million in the three months ended September 30, 2013 to $144.2 million in the three months ended September 30, 2014, an increase of $33.0 million, or 29.6%. Our operating margin was 49.4% and 48.8% for the three months ended September 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume and revenue per transaction, as well as due to the positive impact of the macroeconomic environment, primarily due to higher fuel spread margins. These positive drivers of results were partially offset by incremental stock based compensation expense, increased amortization expense related to acquired intangible assets, increased bad debt expense in our Russian business and incremental onetime costs related to the startup of our Shell Germany business, deal-related expenses, severance and other miscellaneous items.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $59.1 million in the three months ended September 30, 2013 to $78.8 million in the three months ended September 30, 2014, an increase of $19.7 million, or 33.3%. North America operating margin was 51.3% and 50.4% for the three months ended September 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the positive impact of the macroeconomic environment; primarily due to higher fuel spread margins, as well as organic growth in the business driven by increases in volume and revenue per transaction and the impact of acquisitions completed in 2013. The decrease in operating margin was due primarily to the impact of increased stock based compensation expense, the majority of which is recorded in our North American segment.

International segment operating income

International operating income increased from $52.2 million in the three months ended September 30, 2013 to $65.4 million in the three months ended September 30, 2014, an increase of $13.3 million, or 25.4%. International operating margin was 47.5% and 47.1% for the three months ended September 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume. These positive drivers of results were partially offset by increased amortization expense related to acquired intangible assets, increased bad debt expense in our Russian business and incremental onetime costs related to the startup of our Shell Germany business.

Interest expense, net

Interest expense increased from $3.8 million in the three months ended September 30, 2013 to $4.9 million in the three months ended September 30, 2014, an increase of $1.1 million, or 29.4%. The increase is due to an increase in borrowings in 2014 over 2013, primarily due to funding the purchase price for acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, including the relevant unused credit facility fees. There were no borrowings under our foreign Revolver A in the three months ended September 30, 2013.

	Three months ended September 30,
	2014	2013
Term loan	2.20%	1.94%
Domestic Revolver A	2.20%	2.01%
Foreign Revolver A	2.25%	N/A
Foreign Revolver B	N/A	4.50%
Foreign swing line	2.19%	N/A

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The loss at Masternaut was driven primarily by amortization of intangible assets at this investment of approximately $3.0 million in the three months ended September 30, 2014.

Provision for income taxes

The provision for income taxes increased from $29.0 million in the three months ended September 30, 2013 to $41.0 million in the three months ended September 30, 2014, an increase of $12.0 million, or 41.4%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 27.0% for three months ended September 30, 2013 to 30.1% for the three months ended September 30, 2014. Included in income tax expense in the three months ended September 30, 2013 is the impact of income tax benefits resulting from the enactment of a U.K. statutory tax rate reduction during 2013. This lower statutory rate was applied to deferred tax items, which are primarily payable in future periods, reducing income tax expense in the three months ended September 30, 2013 by approximately $3.8 million, compared to the 2014 period. The increase in our effective tax rate was also due to losses generated from investments accounted for under the equity method of accounting, which provided no tax benefit to the Company.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $78.6 million in the three months ended September 30, 2013 to $95.5 million in the three months ended September 30, 2014, an increase of $16.9 million, or 21.5%.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The following table sets forth selected consolidated statement of income data for the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine months ended September 30, 2014	% of total revenue	Nine months ended September 30, 2013	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$421,579	51.2%	$335,346	52.4%	$86,233	25.7%
International	401,114	48.8%	304,324	47.6%	96,790	31.8%

Total revenues, net	822,693	100.0%	639,670	100.0%	183,023	28.6%
Consolidated operating expenses:
Merchant commissions	62,964	7.7%	50,360	7.9%	12,604	25.0%
Processing	117,152	14.2%	95,426	14.9%	21,726	22.8%
Selling	52,885	6.4%	38,949	6.1%	13,936	35.8%
General and administrative	122,304	14.9%	91,774	14.3%	30,530	33.3%
Depreciation and amortization	74,561	9.1%	48,579	7.6%	25,982	53.5%

Operating income	392,827	47.7%	314,582	49.2%	78,245	24.9%

Other expense, net	870	0.1%	130	0.0%	740	NM
Interest expense, net	15,628	1.9%	10,960	1.7%	4,668	42.6%
Equity method investment loss	3,689	0.4%	—	—	3,689	NM
Provision for income taxes	113,473	13.8%	87,111	13.6%	26,362	30.3%

Net income	$259,167	31.5%	$216,381	33.8%	$42,786	19.8%

Operating income for segments:
North America	$203,311		$168,622		$34,689	20.6%
International	189,516		145,960		43,556	29.8%

Operating income	$392,827		$314,582		$78,245	24.9%

Operating margin for segments:
North America	48.2%		50.3%		(2.1)%
International	47.2%		48.0%		(0.8)%
Total	47.7%		49.2%		(1.5)%

NM = Not Meaningful

	Nine months ended September 30,
	2014	2013
Transactions (in millions)
North America	128.4	122.7
International	143.9	114.7

Total transactions	272.3	237.4

Revenue per transaction
North America	$3.28	$2.73
International	2.79	2.65
Consolidated revenue per transaction	3.02	2.69

Revenues and revenue per transaction

Our consolidated revenues increased from $639.7 million in the nine months ended September 30, 2013 to $822.7 million in the nine months ended September 30, 2014, an increase of $183.0 million, or 28.6%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $111 million in additional revenue in the nine months ended September 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our consolidated revenue for the nine months ended September 30, 2014 over the comparable period in 2013. The macroeconomic environment was primarily impacted by higher fuel spread margins and the slightly favorable impact of changes in foreign exchange rates. Changes in foreign exchange rates had a slightly favorable impact on revenues of approximately $1.7 million, due primarily to favorable fluctuations in the British Pound, which was mostly offset by unfavorable fluctuations in the Russian Ruble, Czech Koruna and Brazilian Real, in the nine months ended September 30, 2014 over 2013. We believe that the impact of changes in fuel prices was slightly unfavorable to revenues in the nine months ended September 30, 2014 over 2013.

Consolidated revenue per transaction increased from $2.69 in the nine months ended September 30, 2013 to $3.02 in the nine months ended September 30, 2014, an increase of $0.33 or 12.2%. This increase is primarily due to the impact of acquisitions completed in 2013, which have higher revenue per transaction products in comparison to our other businesses, as well as the reasons discussed above.

North America segment revenues and revenue per transaction

North America revenues increased from $335.3 million in the nine months ended September 30, 2013 to $421.6 million in the nine months ended September 30, 2014, an increase of $86.2 million, or 25.7%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $32 million in additional revenue in the nine months ended September 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our North America segment revenue for the nine months ended September 30, 2014 over the comparable period in 2013, primarily due to the impact of higher fuel spread margins. We believe that changes in fuel prices had a minimal impact on revenues.

North America segment revenue per transaction increased from $2.73 in the nine months ended September 30, 2013 to $3.28 in the nine months ended September 30, 2014, an increase of $0.55 or 20.1%. We experienced an increase in transactions in our North America segment primarily due to the impact of the acquisitions completed in 2013, in addition to the reasons discussed above.

International segment revenues and revenue per transaction

International segment revenues increased from $304.3 million in the nine months ended September 30, 2013 to $401.1 million in the nine months ended September 30, 2014, an increase of $96.8 million, or 31.8%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions completed in 2013, which contributed approximately $79 million in additional revenue in the nine months ended September 30, 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•

Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a minimal impact on our International segment revenue for the nine months ended September 30, 2014 over the comparable period in 2013. Higher fuel spread margins and slightly favorable changes in foreign exchange rates were offset by the impact of lower fuel prices internationally. Changes in foreign exchange rates had a slightly favorable impact on revenues of approximately $1.7 million, due primarily to favorable fluctuations in the British Pound, which was mostly offset by unfavorable fluctuations in the Russian Ruble, Czech Koruna and Brazilian Real, in the nine months ended September 30, 2014 over 2013.

International segment revenue per transaction increased from $2.65 in the nine months ended September 30, 2013 to $2.79 in the nine months ended September 30, 2014, an increase of $0.14 per transaction or 5.1%. This increase is primarily due to the impact of acquisitions completed in 2013, some of which have higher revenue per transaction products in comparison to our other businesses.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $50.4 million in the nine months ended September 30, 2013 to $63.0 million in the nine months ended September 30, 2014, an increase of $12.6 million, or 25.0%. This increase was due primarily to additional commissions paid due to higher fuel spread margins, as well as the impact of higher volume in revenue streams where merchant commissions are paid.

Processing Processing expenses increased from $95.4 million in the nine months ended September 30, 2013 to $117.2 million in the nine months ended September 30, 2014, an increase of $21.7 million, or 22.8%. Our processing expenses increased primarily due to acquisitions completed in 2013 and organic growth in transaction volume, as well as incremental bad debt expense of approximately $3.0 million in our Russia business due to the slowdown in their economy.

Selling Selling expenses increased from $38.9 million in the nine months ended September 30, 2013 to $52.9 million in the nine months ended September 30, 2014, an increase of $13.9 million, or 35.8%. The increase was primarily due to acquisitions completed in 2013, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $91.8 million in the nine months ended September 30, 2013 to $122.3 million in the nine months ended September 30, 2014, an increase of $30.5 million, or 33.3%. The increase was primarily due to the impact of acquisitions completed in 2013, incremental stock based compensation of $13.9 million and onetime costs related to the startup of our Shell Germany business of $0.8 million.

Depreciation and amortization Depreciation and amortization increased from $48.6 million in the nine months ended September 30, 2013 to $74.6 million in the nine months ended September 30, 2014, an increase of $26.0 million, or 53.5%. The increase was primarily due to acquisitions completed during 2013, which resulted in an increase of $23.2 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software and increased depreciation expense.

Operating income and operating margin

Consolidated operating income

Operating income increased from $314.6 million in the nine months ended September 30, 2013 to $392.8 million in the nine months ended September 30, 2014, an increase of $78.2 million, or 24.9%. Our operating margin was 49.2% and 47.7% for the nine months ended September 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume and revenue per transaction. We believe the impact of the macroeconomic environment was slightly positive to consolidated operating results in the nine months ended September 30, 2014 over the comparable period in 2013, primarily due to higher fuel spread margins. These positive drivers of consolidated results were partially offset by incremental stock based compensation expense, increased amortization expense related to acquired intangible assets, increased bad debt expense in our Russian business and incremental onetime costs related to the startup of our Shell Germany business.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $168.6 million in the nine months ended September 30, 2013 to $203.3 million in the nine months ended September 30, 2014, an increase of $34.7 million, or 20.6%. North America operating margin was 50.3% and 48.2% for the nine months ended September 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume and revenue per transaction. We believe the impact of the macroeconomic environment was slightly positive to North American operating results in the nine months ended September 30, 2014 over the comparable period in 2013, primarily due to higher fuel spread margins. The decrease in operating margin was due primarily to the impact of increased stock based compensation expense, the majority of which is recorded in our North American segment.

International segment operating income

International operating income increased from $146.0 million in the nine months ended September 30, 2013 to $189.5 million in the nine months ended September 30, 2014, an increase of $43.6 million, or 29.8%. International operating margin was 48.0% and 47.2% for the nine months ended September 30, 2013 and 2014, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2013 and organic growth in the business driven by increases in volume. The decrease in operating margin was due primarily to increased amortization expense related to acquired intangible assets, increased bad debt expense in our Russian business and incremental onetime costs related to the startup of our Shell Germany business. We believe the impact of the macroeconomic environment was minimal to International operating results in the nine months ended September 30, 2014 over the comparable period in 2013.

Interest expense, net

Interest expense increased from $11.0 million in the nine months ended September 30, 2013 to $15.6 million in the nine months ended September 30, 2014, an increase of $4.7 million, or 42.6%. The increase in interest expense is due to an increase in borrowings in 2014 over 2013, primarily due to funding the purchase price for acquisitions as well as increased interest rates as a result of the uptick in our leverage ratio due to the additional borrowings to fund acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, to include our term loan, domestic Revolver A, foreign Revolver B and foreign swing line of credit, including the relevant unused credit facility fees. There were no borrowings under our foreign Revolver A in the nine months ended September 30, 2013.

	Nine months ended September 30,
	2014	2013
Term loan	2.21%	2.00%
Domestic Revolver A	2.21%	2.02%
Foreign Revolver A	2.24%	N/A
Foreign Revolver B	4.73%	4.66%
Foreign swing line	2.20%	N/A

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The loss at Masternaut was driven primarily by amortization of intangible assets at this investment of approximately $5.2 million in the nine months ended September 30, 2014.

Provision for income taxes

The provision for income taxes increased from $87.1 million in the nine months ended September 30, 2013 to $113.5 million in the nine months ended September 30, 2014, an increase of $26.4 million, or 30.3%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 28.7% for nine months ended September 30, 2013 to 30.5% for the nine months ended September 30, 2014. The increase in our effective tax rate from 2013 to 2014 is primarily a result of two discrete items recorded in 2013 which were not repeated in comparable period in 2014. Included in income tax expense in the nine months ended September 30, 2013 is the impact of income tax benefits resulting from the enactment of a U.K. statutory tax rate reduction during the third quarter of 2013. This lower statutory rate was applied to deferred tax items, which are primarily payable in future periods, reducing income tax expense in the nine months ended September 30, 2013 by approximately $3.8 million. Also included in income tax expense in the nine months ended September 30, 2013 is the impact of the reversal of $1.9 million of tax in January 2013, related to the controlled foreign corporation look-through exclusion expiring for us on December 1, 2012. The exclusion was retroactively extended in January 2013 and the additional taxes recorded prior to extension were reversed at that time, resulting in a favorable tax impact in the nine months ended September 30, 2013 over the comparable period in 2014.

The increase in our effective tax rate was also due to losses generated from investments accounted for under the equity method of accounting, which provided no tax benefit to us.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income

For the reasons discussed above, our net income increased from $216.4 million in the nine months ended September 30, 2013 to $259.2 million in the nine months ended September 30, 2014, an increase of $42.8 million, or 19.8%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At September 30, 2014, our unrestricted cash and cash equivalent balance totaled $304.1 million. Our restricted cash balance at September 30, 2014 totaled $42.3 million. Restricted cash primarily represents customer deposits in the Czech Republic, which we are restricted from using other than to repay customer deposits.

At September 30, 2014, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $338.0 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2014, we had the ability to generate approximately $29.8 million of additional liquidity under our Securitization Facility. At September 30, 2014, we had approximately $372 million available under our Credit Facility.

Based on our current forecasts and anticipated market conditions, we believe that our current cash balances, our available borrowing capacity and our ability to generate cash from operations, will be sufficient to fund our liquidity needs for at least the next twelve month, except for the pending acquisition of Comdata for which we have secured needed financing through a New Credit Agreement further discussed below. However, we regularly evaluate our cash requirements for current operations, commitments, capital requirements and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt or equity securities. We may not be able to obtain additional financing on terms favorable to us, if at all.

Cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
(in millions)	2014	2013
Net cash provided by operating activities	$317.5	$208.0
Net cash used in investing activities	(280.2)	(392.3)
Net cash (used in) provided by financing activities	(56.2)	253.6

Operating activities Net cash provided by operating activities increased from $208.0 million in the nine months ended September 30, 2013 to $317.5 million in the nine months ended September 30, 2014. The increase is primarily due to changes in working capital, driven by increases in amortization resulting from acquisitions completed in 2013, increases in stock based compensation expense, as well as additional net income of $42.8 million during the nine months ended September 30, 2014 over the comparable period in 2013.

Investing activities Net cash used in investing activities decreased from $392.3 million in the nine months ended September 30, 2013 to $280.2 million in the nine months ended September 30, 2014. This decrease is primarily due to less acquisition activity in the nine months ended September 30, 2014 over the comparable period in 2013.

Financing activities Financing activities provided net cash of $253.6 million in the nine months ended September 30, 2013. Financing activities used net cash of $56.2 million in the nine months ended September 30, 2014. The change is primarily due to additional aggregate net pay downs of outstanding balances under our Credit Facility and Securitization Facility of $339.1, in the nine months ended September 30, 2014 over the comparable period in 2013. These financing cash uses were partially offset by additional cash provided by excess tax benefits provided by stock based compensation due to the exercise of stock options of $28.9 million.

Capital spending summary

Our capital expenditures increased from $15.3 million in the nine months ended September 30, 2013 to $18.3 million in the nine months ended September 30, 2014, an increase of $2.9 million, or 19.1%. The increase was primarily related to additional investments to continue to acquisitions completed in 2013 and additional spending to enhance our existing processing systems. We anticipate our capital expenditures will approximate $23 million for 2014 as we continue to enhance our existing processing systems and integrate recently acquired businesses.

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

At September 30, 2014, we had $476.3 million in outstanding term loans, $355.0 million in borrowings outstanding on the domestic revolving A facility, $73.5 million in borrowings outstanding on the foreign revolving A facility and $49.7 million in borrowings outstanding on the foreign swing line of credit. As of September 30, 2014, we were in compliance with each of the covenants under the Credit Facility.

Interest on amounts outstanding under the Credit Agreement accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.0%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.2% to 0.4% of the daily unused portion of the credit facility. At September 30, 2014, the interest rate on the term loan and domestic revolving A facility was 1.91%, the interest rate on the foreign revolving A facility and foreign swing line of credit was 2.25% and 2.23%, respectively. The unused credit facility was 0.3% at September 30, 2014.

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

During the nine months ended September 30, 2014, we made principal payments of $20.6 million on the term loan, $381.4 million on the revolving A facility and $7.3 million on the revolving B facility. As of September 30, 2014, we were in compliance with each of the covenants under the Credit Facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar ($10.7 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”), which we renewed on June 13, 2014. This facility matures on April 30, 2015. This facility is for purposes of funding the working capital needs of our business in New Zealand, CardLink. A line of credit charge accrues at a rate of 0.025% times the facility limit each month. Interest accrues on outstanding borrowings at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The New Zealand Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include compliance with certain financial ratios.

We did not have an outstanding unpaid balance on this facility at September 30, 2014. As of September 30, 2014, we were in compliance with each of the covenants under the New Zealand Facility.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and the various purchaser agents, conduit purchasers and related committed purchasers parties thereto, with a purchase limit of $500 million. We refer to this arrangement as the Securitization Facility. The Securitization Facility was amended for the tenth time on February 3, 2014 to extend the facility termination date to February 2, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.17% plus 0.65% as of September 30, 2014. The unused facility fee is payable at a rate of 0.25% per annum as of September 30, 2014.

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

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $0.4 million. Also in connection with our acquisition of certain businesses, we have remaining contingent earn out payments to the respective sellers with estimated fair values totaling $89.4 million.

New Credit Agreement

On October 24, 2014, we entered into a new $3.355 billion Credit Agreement (the “New Credit Agreement”), by and among the Company, as guarantor, FleetCor Technologies Operating Company, LLC, as a borrower and guarantor (the “Domestic Borrower”), certain of the our foreign subsidiaries as borrowers (together with the Domestic Borrower, the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (the “Lenders”). The New Credit Agreement provides for senior secured credit facilities (the “Senior Credit Facilities”) consisting of (a) a revolving A credit facility in the amount of up to $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of up to $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of up to $2.02 billion and (d) a term loan B facility in the amount of up to $300 million. The New Credit Agreement provides for additional commitments in an aggregate amount of up to $430 million that may be borrowed as increases in the term loan A facility or the term loan B facility on the date of the initial borrowing under the New Credit Agreement.

The term notes are payable in quarterly installments which are due on the last business day of each March, June, September, and

December with the final principal payment of the term loan A due five years after the initial borrowing date of the Senior Credit Facilities and the final principal payment of the term loan B due seven years after the initial borrowing date of the Senior Credit Facilities. Borrowings on the revolving line of credit are repayable on the fifth anniversary of the initial borrowing date. Borrowings on the foreign swing line of credit are due no later than ten business days after each such loan is made. Loans are subject to certain mandatory prepayment requirements for dispositions, debt issuances and excess cash flow.

The New Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature, which will become effective upon the initial borrowing date. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. Upon the occurrence and during the continuance of an event of default under the New Credit Agreement, the Lenders may declare the loans and all other obligations under the New Credit Agreement immediately due and payable. The obligations of the Borrowers under the New Credit Agreement will be guaranteed by the Company, the Domestic Borrower and our domestic subsidiaries pursuant to a separate guaranty agreement that will be signed on the initial borrowing date.

The obligations of the Borrowers under the New Credit Agreement will be secured by all or substantially all of the assets of the Company and its domestic subsidiaries, pursuant to a separate security agreement that will be signed on the initial borrowing date, and will include a pledge of shares of its domestic subsidiaries and a pledge of 66% of the voting shares of its first-tier foreign subsidiaries, but excluding real property, personal property located outside of the United States, accounts receivables and related assets subject to a securitization, and certain investments required under the money transmitter laws to be held free and clear of liens.

We anticipate the initial borrowing will be made under the New Credit Agreement when we close the anticipated acquisition of Comdata Inc. In the meantime, our current facility will remain in place. The commitments under the New Credit Agreement will terminate if the initial borrowing does not occur on or prior to May 11, 2015 or if the agreement for the acquisition of Comdata Inc. is terminated.

Proceeds from the new credit facility are intended to be used to refinance our existing indebtedness under our existing Credit Facility with Bank of America, N.A. and the other lenders party thereto, and to pay off existing indebtedness of Comdata Inc. in connection with our anticipated acquisition of Comdata Inc. during the fourth quarter of this year.

Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) will accrue based on the LIBOR Rate (the Eurocurrency Rate) published on the applicable Bloomberg screen page or other source designated by Bank of America, N.A., as administrative agent, plus a margin based on a leverage ratio and ranging from 1.00 to 2.00% per annum, or at the option of the Company, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio and ranging from 0.00% to 1.00% per annum. Interest on Eurocurrency Rate Loans denominated in New Zealand Dollars will be based on the Bank Bill Reference Bid Rate, and interest on Eurocurrency Rate Loans denominated in Australian Dollars will be based on the Bank Bill Swap Reference Bid Rate. Interest on the term loan B facility will accrue based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurrency Rate Loans and at 2% for Base Rate Loans. We will pay interest on the last day of each interest period. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2014, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2013. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenues, net	$295,283	$225,150	$822,693	$639,670
Merchant commissions	25,014	16,944	62,964	50,360

Total adjusted revenues	$270,269	$208,206	$759,729	$589,310

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

Set forth below is a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net income	$95,509	$78,620	$259,167	$216,381
Provision for income taxes	41,045	29,035	113,473	87,111
Interest expense, net	4,859	3,756	15,628	10,960
Depreciation and amortization	25,714	18,060	74,561	48,579
Other (income) expense, net	594	(156)	870	130
Equity method investment loss	2,200	—	3,689	—

Adjusted EBITDA	$169,921	$129,315	$467,388	$363,161

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Net income	$95,509	$78,620	$259,167	$216,381
Net income per diluted share	$1.11	$0.93	$3.02	$2.56
Stock based compensation	7,993	4,382	26,292	12,441
Amortization of intangible assets	19,255	12,296	55,737	31,535
Amortization of premium on receivables	815	816	2,445	2,448
Amortization of deferred financing costs	537	841	1,599	2,434
Amortization of intangibles at equity method investment	3,021	—	5,158	—

Total pre-tax adjustments	31,621	18,335	91,231	48,858
Income tax impact of pre-tax adjustments at the effective tax rate	(9,505)	(5,596)	(27,781)	(14,639)

Adjusted net income	$117,625	$91,359	$322,617	$250,600

Adjusted net income per diluted share	$1.37	$1.08	$3.77	$2.97
Diluted shares	86,134	84905	85,688	84,446

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

As of September 30, 2014, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

As of September 30, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.

2.1	Agreement and Plan of Merger, dated August 12, 2014, by and among Comdata Inc., Ceridian LLC, FleetCor Technologies, Inc. and FCHC Project, Inc.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Tenth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated February 3, 2014, among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, the various purchaser agents, conduit purchasers and related committed purchasers listed on the signature pages thereto, and PNC Bank, National Association, as administrator (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 3, 2014)

10.2	Fourth Amendment to the Credit Agreement, dated April 28, 2014, by and among FleetCor Technologies, Inc. and certain of its subsidiaries, as borrowers and guarantors, Bank of America, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q, filed with the SEC on May 12, 2014)

10.3	FleetCor Technologies, Inc. Section 162(M) Performance—Based Program. (incorporated by reference to Annex A to the Registrant’s Proxy Statement, filed with the SEC on April 18, 2014)

10.4	Credit Agreement, dated October 24, 2014, among FleetCor Technologies Operating Company, LLC, as Borrower, FleetCor Technologies, Inc., as Parent, FleetCor Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 10, 2014.

FleetCor Technologies, Inc.
(Registrant)
Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey