Form 10-K
period 2014-12-31
FLEETCOR TECHNOLOGIES INC
filed 2015-03-02
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,086,100,000 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.

As of February 6, 2015, there were 91,677,376 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 10, 2015 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.

FORM 10-K

For The Year Ended December 31, 2014

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

PART I

ITEM 1. BUSINESS

General

FleetCor is a leading independent global provider of fuel cards, commercial payment and data solutions, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including mobile telematics services, fleet maintenance management and employee benefit and transportation related payments. In 2014, we processed approximately 652 million transactions on our proprietary networks and third-party networks (which includes approximately 270 million transactions related to our SVS product, acquired with Comdata). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

We market our fleet payment products directly to a broad range of commercial fleet customers, oil companies, petroleum marketers and government entities. Among these customers, we provide our products and services to commercial fleets of all sizes. These fleets include small and medium commercial fleets, which we believe represent an attractive segment of the global commercial fleet market given their relatively high use of less efficient payment products, such as cash and general purpose credit cards. We also manage commercial fleet card programs for major oil companies, such as British Petroleum (BP) (including its subsidiary Arco), Chevron and Shell, and over 1,100 petroleum marketers.

We distribute our commercial payment solutions through direct and indirect channels to businesses of all sizes and types across a broad number of industry verticals, including retail, healthcare, construction and hospitality. Our indirect channel includes a broad range of value-added resellers (VARs) and other referral partners.

We refer to these major oil companies, leasing companies, petroleum marketers, VARs and other referral partners with whom we have strategic relationships as our “partners.” These partners collectively maintain hundreds of thousands of end-customer relationships with commercial fleets, commercial payment solutions customers and other businesses.

FleetCor’s predecessor company was organized in the United States in 1986.

Our products and services

We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations. We support these cards with specialized issuing, processing and information services that enable us to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. Depending on our customers and partners needs, we provide these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.

Our broad suite of commercial payment solutions with vertical-specific applications enable our corporate customers to manage and control electronic payments across their enterprise, optimize corporate spending and offer innovative services that increase employee efficiency and customer loyalty. Our commercial payment solutions offer integrated components that create a powerful combination of robust payment functionality, deep business insights and comprehensive technical capabilities and support services.

In addition, we offer a telematics solution that combines global positioning, satellite tracking and other wireless technology to allow fleet operators to monitor the capacity utilization and movement of their vehicles and drivers. We also provide a vehicle maintenance service offering that helps fleet customers to better manage their vehicle maintenance, service, and repair needs in the U.K. In Mexico, we offer primarily prepaid fuel and food vouchers and cards that may be used as a form of payment in restaurants, grocery stores and gas stations. We market these payment products to small, medium and large businesses, which provide these cards and vouchers to their employees as benefits, as well as a tool to manage fuel expenses. We offer a similar workforce payment product in Brazil related to public transportation and toll vouchers. Additionally in Brazil, we have designed proprietary equipment which, when installed at the fueling site and on the vehicle and combined with our processing system, significantly reduces the likelihood of unauthorized and fraudulent transactions. We offer this product to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, including sea-going vessels, mining equipment, agricultural equipment, and locomotives. Other than our fuel card products and services, no other products or services accounted for 10% or more of consolidated revenues in any of the last three fiscal years.

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

North America proprietary closed-loop networks

•	Fuelman network—our primary proprietary fleet card network in the United States. We have negotiated card acceptance and settlement terms with over 11,000 individual merchants, providing the Fuelman network with approximately 50,000 fueling sites and over 26,000 maintenance sites across the country.

•	Comdata Network—our network of truck stops and fuel merchants for the over-the-road trucking industry. We have negotiated card acceptance and settlement terms at over 6,500 truck stops and fuel merchants across the United States and Canada.

•	Corporate Lodging Consultants network (CLC)—our proprietary lodging network in the United States and Canada. The CLC Lodging network includes approximately 17,000 hotels across the United States and Canada.

•	Commercial Fueling Network (CFN)—our “members only” unattended fueling location network in the United States and Canada. The CFN network is composed of over 2,500 fueling sites, each of which is owned by a CFN member, and the majority of which are unattended cardlock facilities. The CFN network provides fuel card authorization, transaction processing and cardlock site branding for over 240 independent petroleum marketers. Through a CFN affiliation, petroleum marketers can offer commercial fleets an integrated fueling solution with access to over 50,000 locations via CFN’s FleetWide network.

•	Marcus—our proprietary fleet management telematics solution serving customers primarily in the United States and Canada. The Marcus solution provides fleet management services to more than 100,000 devices across North America.

•	Pacific Pride Fueling Network (PacPride)—our fueling network in the United States and Canada composed of over 2,000 fueling sites, each of which is franchisee owned, of which approximately 940 are unattended cardlock facilities. Our franchisees join PacPride to provide network access to their fleet customers and benefit from fleet card volume generated by our other franchisees’ fleet customers fueling at their locations. With the launch of our PrideAdvantage card, fleet customer cards will be honored at both PacPride and Fuelman locations across the U.S., expanding the network of locations for fueling.

International proprietary closed-loop networks

•	Allstar network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 3,500 individual merchants, providing this network with over 7,600 fueling sites.

•	Keyfuels network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with more than 480 individual merchants, providing the Keyfuels network with over 2,300 fueling sites.

•	CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including Agip, Benzina, OMV and Shell, and with approximately 1,400 other merchants, providing the CCS network with over 2,300 fueling sites and over 1,200 other sites accepting our cards.

•	Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus and Kazakhstan. We have negotiated card acceptance and settlement terms with about 725 individual merchants, providing the PPR network with approximately 11,600 fueling sites across the region.

•	Efectivale network—our proprietary fuel and food card and voucher networks in Mexico. We have negotiated acceptance and settlement terms with over 22,000 individual merchants, providing the Mexican network with over 6,900 fueling sites and 69,000 food sites.

•	CTF network—our proprietary fuel controls network in Brazil. We have partnerships with BR Distribuidora (Petrobas) and Ipiranga Distribuidora, retail oil distributors, as well as other fuel providers, in Brazil. CTF’s processing system works at over 1,600 highway fueling sites through these partnerships and is integrated with two main banks, Banco Bradesco and Banco Itau.

•	1link service network—our proprietary maintenance and repair network in the United Kingdom. The 1link network processes transactions for fleet customers through more than 9,000 service centres across the United Kingdom.

•	RODOCRED network—our proprietary toll network in Brazil. The RODOCRED network processes toll transactions for more than 50,000 customers and approximately 95% of toll roads across Brazil.

•	VB Distribution system—our proprietary distribution network in Brazil for transportation cards, meal/grocery cards, and fuel cards. The VB distribution network distributes cards for more than 28,000 clients and negotiates with more than 900 public transportation agencies across Brazil.

Third-Party networks

In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•	MasterCard network—In the United States and Canada, we issue corporate cards that utilize the MasterCard payment network, which includes over 179,000 fuel sites and 500,000 maintenance locations. Our co-branded MasterCard corporate cards, virtual card corporate payment solution, purchasing cards, T&E cards and multi-use cards have additional purchasing capabilities and can be accepted at over 8.6 million locations throughout the United States and Canada. We market these cards to customers who require card acceptance beyond our proprietary merchant locations. The MasterCard network delivers the ability to capture value-added transaction data at the point-of-sale and allows us to provide customers with fleet controls and reporting comparable to those of our proprietary fleet card networks.

•	Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and petroleum marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•	UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 49,000 points of acceptance in 40 European countries, including more than 34,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•	DKV network—DKV operates a network of over 54,000 fleet card-accepting locations across more than 40 countries throughout Europe. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet networks—In Mexico, we issue fuel cards and food cards that utilize the Carnet payment network, which includes over 10,000 fueling sites and over 76,000 food locations across the country.

Customers and distribution channels

We provide our fleet products and services primarily to trucking companies, commercial fleet customers and our major oil company and petroleum marketer partners. Our commercial fleet customers are businesses that operate fleets comprised of one or more vehicles, including small fleets (1-10 vehicles), medium fleets (11-150 vehicles), large fleets (over 150 vehicles), and government fleets (which are owned and operated by governments). We also provide services through strategic relationships with our partners, ranging in size from major oil companies, such as British Petroleum (BP) (including its subsidiary, Arco), Chevron and Shell, to smaller petroleum marketers with as little as a single fueling location. While we refer to companies with whom we have strategic relationships as “partners,” our legal relationships with these companies are contractual, and do not constitute legal partnerships.

We distribute our fleet products and services directly to trucking companies and commercial fleet customers as well as through our major oil company and petroleum marketer partners. We provide comprehensive “end-to-end” support for our direct card programs that include issuing, processing and network services. We manage and market the fleet card programs of our partners under our partners’ own brands. We support these programs with a variety of business models ranging from fully outsourced card programs, which include issuing, processing and network services, to card programs where we may only provide limited back office processing services. These supporting services vary based on our partners’ needs and their own card program capabilities.

We primarily provide issuing, processing and information services to our major oil company partners, as these partners utilize their proprietary networks of branded locations to support their card programs. In addition, we provide network services to those major oil company partners who choose to offer a co-branded MasterCard as part of their card program. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from two to seven years. Our top three strategic relationships with major oil companies represented in the aggregate approximately 9%, 13%, and 16% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. No single partner represented more than 10% of our consolidated revenue in 2014, 2013 or 2012.

We provide similar fleet products and services to government fleet customers as we provide to other commercial fleet customers. Our government fleet customers generally constitute local, state or federal government-affiliated departments and agencies with vehicle fleets, such as police vehicle fleets and school bus fleets. We provide food, fuel, toll and transportation cards and vouchers to commercial businesses, fleets and governmental agencies.

We distribute our commercial payment solutions through direct and indirect channels to businesses of all sizes and types across a broad number of industry verticals. We serve customers across numerous industry verticals, such as retail, healthcare, construction and hospitality as well as general commercial payment services in energy, entertainment, insurance and trade finance. We provide our commercial payment solutions under contracts with our customers. Terms such as exclusivity, mandatory minimum contract payments and pricing terms vary based on scope of use, usage volumes, incentives and contract duration. When our commercial payment solutions include short term credit, our contracts for those solutions contain credit and collection terms. Contracts for our commercial stored value solutions include a description and pricing for our services and deliverables associated with those solutions.

For a description of our financial information by our North America and International segments and geographical areas, see “Note 15—Segments.”

Sales and marketing

We market our products and services to fleet operators and businesses in North America and internationally through multiple channels including field sales, telesales, direct marketing, point-of-sale marketing and the internet. We also leverage the sales and marketing capabilities of our strategic relationships with over 1,100 oil companies, petroleum marketers, card marketers, leasing companies, VARs and other referral partners. We employ sales and marketing employees worldwide that are focused on acquiring new customers for all of our direct business card programs select card programs for oil companies, petroleum marketers and other services to fleets. We also utilize tradeshows, advertising and other awareness campaigns to market our products and services.

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

Our primary means of acquiring new customers include:

•

Field sales—Our direct sales team includes field sales representatives, who conduct face-to-face sales presentations and product demonstrations with prospects, assist with post-sale program implementation and training and provide in-person account management. Field sales representatives also attend and manage our marketing at tradeshows. Our field sales force is dedicated to fleet products and other services and generally targets fleets with more than 15 vehicles or cards. Our field sales force for corporate payment solutions targets large and mid-sized businesses primarily in the United States. We also have small field sales teams targeting large and medium sized retailers as prospective customers of our stored value products in the Americas, Asia-Pacific and Europe.

•	Telesales—We have telesales representatives handling inbound and outbound sales calls.

•	Our inbound call volume is primarily generated as a result of marketing activities, including, direct marketing, point-of-sale marketing and the web.

•	Our outbound phone calls typically target fleets that have expressed an initial interest in our services or have been identified through database analysis as prospective customers. Our telesales teams generally target fleets with 15 or fewer vehicles or cards. We also leverage our telesales channel to cross-sell additional products to existing customers.

•	For corporate payment solutions, our direct channel telesales group targets smaller businesses, provides cross-sale support and runs our vendor enrollment program that targets our commercial payment customer’s supply-chain partners.

•	Direct marketing—We market directly to potential fleet customers via mail and email. We test various program offers and promotions, and adopt the most successful features into subsequent direct marketing initiatives. We seek to enhance the sales conversion rates of our direct marketing efforts by coordinating timely follow-up calls by our telesales teams.

•	Point-of-sale marketing—We provide marketing literature at the point-of-sale within our proprietary networks and those of major oil companies and petroleum marketers. Literature may include “take-one” applications, pump-top advertising and in-store advertising. Our point-of-sale marketing leverages the branding and distribution reach of the physical merchant locations.

•	Internet marketing—We manage numerous marketing websites around the world and purchase both banner and pay-per-click advertisements. Our marketing websites tend to fall into two categories: product-specific websites and marketing portals. Our Web advertisements focus on key words and sites frequently used by our target customers.

•	Product-specific websites—Our product-specific websites, including fuelman.com, cfnnet.com, checkinncard.com and keyfuels.co.uk, focus on one or more specific products, provide the most in-depth information available online regarding those particular products, allow prospects to apply for cards online (where appropriate) and allow customers to access and manage their accounts online. We manage product-specific websites for our own proprietary card programs as well as card programs of select oil companies and petroleum marketers.

•	Marketing portals—Our marketing portals, including fleetcardsUSA.com and fuelcards.co.uk, serve as information sources for fleet operators interested in fleet card products. In addition to providing helpful information on fleet management, including maintenance, tax reporting and fuel efficiency, these websites allow fleet operators to research card products, compare the features and benefits of multiple products, and identify the card product which best meets the fleet manager’s needs. Our exclusive FleetMatch™ technology matches an operator’s information, including fleet size, geographic span of operations and fuel type usage, to the benefits and features of our various fleet card products and provides a customized product recommendation to the fleet manager.

As part of our internet marketing strategy, we monitor and modify our marketing websites to improve our search engine rankings and test our advertising keywords to optimize our pay-per-click advertising spend among the major internet search firms such as Google and Yahoo.

•

Strategic relationships—We have developed and currently manage relationships with over 1,100 oil companies, independent petroleum marketers, card marketers and leasing companies. Our major oil company and petroleum marketer relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. Our card programs for major oil companies and petroleum marketers carry their proprietary branding and may or may not be accepted in one of our merchant networks. We benefit from the marketing efforts of major oil companies and petroleum marketers with whom we have strategic relationships to attract customers to their fueling locations. We manage the fleet card sales and marketing efforts for several major oil companies across the full spectrum of channels, including field sales, telesales, direct marketing, point-of-sale marketing and internet marketing. In these cases, we establish dedicated sales and marketing teams to focus exclusively on marketing the products of major oil companies and petroleum marketers. Our major oil company relationships include some of the world’s largest oil companies such as BP, Chevron and Shell. Through our leasing company relationships, we offer our payment processing, vehicle maintenance and information management services to their fleet customers as part of the leasing company’s broader package of fleet services. Our leasing company relationships all reside outside of North America, and we view these relationships as an important strategic growth area.

Our indirect channel includes a broad range of VARs and other referral partners that expand our reach into smaller businesses, new industry verticals and new geographies faster and at a significantly lower cost. We provide our commercial payment solutions, third-party processing services and other fleet services to these partners who offer our services under our brands or their own brands on a “white-label” basis. For example, we provide healthcare payment solutions through healthcare networks, corporate payment solutions through software and services providers and payroll card solutions through payroll service providers.

Account management

•	Customer service, account activation, account retention. We provide account management and customer service to our customers. Based in dedicated call centers across our key markets, these professionals handle transaction authorizations, billing questions and account changes. Customers also have the opportunity to self-service their accounts through interactive voice response and online tools. We monitor the quality of the service we provide to our customers by adhering to industry standard service levels with respect to abandon rates and answer times and through regular agent call monitoring. We also conduct regular customer surveys to ensure customers are satisfied with our products and services. In addition to our base customer service support, we provide the following specialized services:

•	Implementation and activation—We have dedicated implementation teams that are responsible for establishing the system set-up for each customer account. These teams focus on successful activation and utilization of our new customers and provide training and education on the use of our products and services. Technical support resources are provided to support the accurate and timely set-up of technical integrations between our proprietary processing systems and customer systems (e.g., payroll, enterprise resource planning and point-of-sale). Larger accounts are provided dedicated program managers who are responsible for managing and coordinating customer activities for the duration of the implementation. These program managers are responsible for the successful set-up of accounts to meet stated customer objectives.

•	Strategic account management—We assign designated account managers who serve as the single point of contact for our large accounts. Our account managers have in-depth knowledge of our programs and our customers’ operations and objectives. Our account managers train customer administrators and support them on the operation and optimal use of our programs, oversee account setup and activation, review online billing and create customized reports. Our account managers also prepare periodic account reviews, provide specific information on trends in their accounts and work together to identify and discuss major issues and emerging needs.

•	Account retention—We have proprietary, proactive strategies to contact customers who may be at risk of terminating their relationship with us. Through these strategies we seek to address service concerns, enhance product structures and provide customized solutions to address customer issues.

•	Customer service—Day-to-day servicing representatives are designated for customer accounts. These designated representatives are responsible for the daily service items and issue resolution of customers. These servicing representatives are familiar with the nuanced requirements and specifics of a customer’s program. Service representatives are responsible for customer training, fraud disputes, card orders, card maintenance, billing, etc.

•	Merchant network services—Our representatives work with merchants such as fuel and vehicle maintenance providers to enroll them in one of our proprietary networks, install and test all network and terminal software and hardware and train them on the sale and transaction authorization process. In addition, our representatives provide transaction analysis and site reporting and address settlement issues.

•	Call center program administrator—Off-hour call center support is provided to customers to handle time-sensitive requests and issues outside of normal business hours.

•	Management tools—We offer a variety of online servicing tools that enable companies to identify and provide authority to program administrators to self-service their accounts.

Additionally, we provide cardholder support for individuals utilizing our payment tools, such as fleet, T&E, gift cards, and stored value payroll cards. This support enables cardholders the ability to activate cards, check balances, and resolve issues in a timely and effective fashion. Cardholder support is conducted 24-hours a day, seven-days per week in multiple languages utilizing telephony, web and call center technologies to deliver comprehensive and cost effective servicing. We have rigorous operational metrics in place to increase cardholder responsiveness to corporate and customer objectives.

•	Credit underwriting and collections. We follow detailed application credit review, account management, and collections procedures for all customers of our payment solutions. We use multiple levers including billing frequency, payment terms, spending limits and security to manage risk in our portfolio. For the years ended December 31, 2014 and 2013, our bad debt expense was $24.4 million and $18.9 million, respectively.

•	New account underwriting. We use a combination of quantitative, third-party credit scoring models and judgmental underwriting to screen potential customers and establish appropriate credit terms and spend limits. Our underwriting process provides additional scrutiny for large credit amounts and we utilize tiered credit approval authority among our management.

•	Prepaid and secured accounts. We also offer products and services on a prepaid or fully-secured basis. Prepaid customer accounts are funded with an initial deposit and subsequently debited for each purchase transacted on the cards issued to the customer. Fully-secured customer accounts are secured with cash deposits, letters of credit and/or insurance bonds. The security is held until such time as the customer either fails to pay the account or closes its account after paying outstanding amounts. Under either approach, our prepaid and fully-secured offerings allow us to market to a broader universe of prospects, including customers who might otherwise not meet our credit standards.

•	Monitoring and account management. We use fraud detection programs, including both proprietary and third party solutions, to monitor transactions and prevent misuse of our products. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts. We conduct targeted strategies to minimize exposure to high risk accounts, including reducing spending limits and payment terms or requiring additional security.

•	Collections. As accounts become delinquent, we may suspend future transactions based on our risk assessment of the account. Our collections strategy includes a combination of internal and outsourced resources which use both manual and dialer-based calling strategies. We use a segmented collection strategy which prioritizes higher risk and higher balance accounts. For severely delinquent, high balance accounts we may pursue legal remedies.

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

We compete with independent fleet card providers, providers of card and employee benefit outsourcing services and major financial services companies as well as major oil companies and petroleum marketers that issue their own fleet cards. We also compete with providers of alternative payment mechanisms, such as financial institutions that issue corporate and consumer credit cards, and merchants offering house accounts as well as other forms of credit. Our largest independent fleet card and workforce productivity solutions competitors include WEX Inc., U.S. Bank Voyager Fleet Systems Inc., Electronic Funds Source LLC, World Fuel Services Corporation, Embratec, Edenred, Sodexo, Inc., Alelo, Ebbon-Dacs, Fleet on Demand, Radius, STP and GoodCard.

Our corporate payments business competes with large financial institutions and American Express. Such entities will often offer extended payment terms as well as more broadly packaged treasury management services. In highly competitive situations, we differentiate our business primarily based upon the utilization of both open and proprietary payment networks, integrated process flows and aggressive vendor enrollment programs which all in turn allow for faster and deeper accounts payable penetration and greater savings on accounts payable spend. Our business competes on ease of program integration, reporting and data, customer rebates, cardholder features, payment terms and network acceptance.

The competitive landscape for open-loop stored value cards is fragmented with entities playing different roles and going to market with different distribution strategies. Program managers include companies such as First Data Corporation, Fidelity National Information Services, Inc., Global Cash Card, Unirush and Skylight Financial, which is owned by Total System Services, Inc. Payroll companies offering stored value solutions include companies such as Automatic Data Processing, Inc., Paychex, Inc. and Heartland Payment Systems, Inc. Additionally, financial institutions offer stored value products as part of a broader suite of treasury management services or as direct-to-consumer replacements for traditional credit or debit cards (referred to as general purpose reloadable products). Such institutions include Bank of America, Citibank, J.P. Morgan Chase, PNC Bank, U.S. Bank and Wells Fargo Bank. We do not offer a consumer funded general purpose reloadable card, but rather focus on corporate customers utilizing payroll cards to ease their administration and provide a value-added benefit to their employees.

We primarily compete with a number of national companies in providing closed-loop gift cards, the largest of which include First Data Corporation and Vantiv, Inc. We also compete with businesses that rely on in-house solutions. We compete for stored value solutions business on the basis of breadth of services, systems, technology, customer service and price.

We also compete with a number of companies in the telematics space, the largest of which include Fleetmatics, Omnitracs, Trimble, Danaher, Zonar, Verizon, TomTom, Digicore, Transics and Fleetlogic.

Technology

Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2014, we spent more than $59 million in capital and operating expenses to operate, protect and enhance our technology and that amount is expected to increase to more than $113 million in 2015 due to the continued build out of our proprietary processing platform in Europe and Asia, as well as the integration of our recently acquired businesses.

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

Our technology infrastructure is supported by best-in-class, highly-secure data centers, with redundant locations. We operate four primary data centers, located in Atlanta, Georgia, Prague, Czech Republic, Las Vegas, Nevada and Moscow, Russia. We use only proven technology and have no foreseeable capacity limitations. Our systems meet the highest standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use sophisticated security protocols for communication among applications, and our employees access critical components on a need-only basis. As of December 31, 2014, we have not experienced any breaches in network, application or data security.

We maintain up-to-date disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2014, we experienced 99.99% up-time for authorizations.

Proprietary processing systems

We operate several proprietary processing systems that provide the features and functionality to run our card programs and product offerings, including our card issuing, processing and information services. Our processing systems also integrate with our proprietary networks, which provide brand awareness and connectivity to our acceptance locations that enables the “end-to-end” card acceptance, data capture and transaction authorization capabilities of our card programs. Our proprietary processing systems and aggregation software are tailored to meet the unique needs of the individual markets they serve and enable us to create and deliver commercial payment solutions and stored value programs that serve each of our industry verticals and geographies. Our technology platforms are primarily comprised of four key components, which were primarily developed and are maintained in-house: (1) a core processing platform; (2) specialized software; (3) integrated network capabilities; and (4) a cloud based architecture with proprietary APIs.

Intellectual property

Our intellectual property is an important element of our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, confidentiality agreements, contractual provisions and similar measures to protect our intellectual property. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have internal policies regarding the protection, disclosure and use of our confidential information. Confidentiality, license or similar agreements or clauses are generally used with our business partners and vendors to control access, use and distribution of our intellectual property. Unauthorized persons may attempt to obtain our intellectual property despite our efforts and others may develop similar intellectual property independently. We own trade names, service marks, trademarks and registered trademarks supporting a number of our brands, such as FleetCor, Fuelman, FleetNet, Global FleetNet, FleetCards USA, Comdata, Comchek , SVS, CFN, NexTraq, CrewView, and Mannatec in the United

States. We also own trademarks and registered trademarks in various foreign jurisdictions for a number of our brands, such as Keyfuels, The Fuelcard Company, CCS, iMonitor, Transit Card, Allstar, Epyx, 1link, PPR, NKT, CTF, CardLink, and Efectivale. We hold a number of patents relating to payment card packaging, fuel tax returns and telematics inventions.

Acquisitions

For a discussion of recent acquisitions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions”.

Regulatory

A substantial number of laws and regulations, both in the United States and in other jurisdictions, apply to businesses offering payment cards to customers or processing or servicing for payment cards and related accounts. These laws and regulations are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us and our subsidiaries is at times unclear. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension, or termination of services, and/or the imposition of civil and criminal penalties, including fines. Certain of our services are also subject to rules set by various payment networks, such as MasterCard, as more fully described below.

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

Money Transmission and Payment Instrument Licensing Regulations

We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in 45 states. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. Some state agencies conduct periodic examinations and issue findings and recommendations as a result of which we make changes to our operations, such as improving our reporting processes, detailing our intercompany arrangements, and implementing new or revising existing policies and procedures such as our anti-money laundering and OFAC compliance program and complaints management process, and improvements to our documentation processes.

As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders, and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states also require money transmitters and issuers of payment instruments to comply with federal and/or state anti-money laundering laws and regulations. Many states require prior approval for an indirect change of control of the licensee and certain other corporate events.

Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future for our regulated subsidiaries.

Privacy and Information Security Regulations

We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data. To the extent that we offer our services outside the United States, we are also required to comply with various foreign laws and regulations relating to privacy and information security, some of which are more stringent than the laws in the United States.

Certain of our products that access payment networks require compliance with PCI standards. Our subsidiary, Comdata Inc., is PCI 2.0 compliant and its Attestation of Compliance is listed on MasterCard’s compliant service provider listing. Failure to maintain compliance with updates to PCI data security standards including having effective technical and administrative safeguards and policies and procedures could result in fines and assessments from payment networks, regulatory authorities and litigation.

Federal Trade Commission Act

All persons engaged in commerce, including, but not limited to, us and our bank sponsors and customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices (UDAAP). Various federal and state regulatory enforcement agencies including the FTC, CFPB and the state attorneys general have authority to take action against businesses, merchants and financial institutions that engage in UDAAP or violate other laws, rules and regulations. If we violate such laws, rules and regulations, we may be subject to enforcement actions and as a result, may incur losses and liabilities that may impact our business. A number of state laws and regulations also prohibit unfair and deceptive business practices.

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

Anti-Money Laundering and Counter Terrorist Regulations

The Currency and Foreign Transactions Reporting Act (the BSA), which is also known as the Bank Secrecy Act and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Our business in Canada is also subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCTFA, which is a corollary to the BSA. Among other things, the Bank Secrecy Act and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish anti-money laundering programs, to report suspicious activity, and to maintain a number of related records.

Through certain subsidiaries, we are registered money services businesses. As a result, we have established anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training; and (iv) an independent review function. We have developed and implemented compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various legal requirements and developments.

In addition, provisions of the BSA known as the Prepaid Access Rule issued by the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (FinCEN) impose certain obligations, such as registration and collection of consumer information, on “providers” of certain prepaid access programs, including the stored value products issued by our sponsor banks for which we serve as program manager. FinCEN has taken the position that, where the issuing bank has principal oversight and control of such prepaid access programs, no other participant in the distribution chain would be required to register as a provider under the Prepaid Access Rule. Despite this position, we have opted to register as a provider of prepaid access through our subsidiary, Comdata Inc. We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services, and financial markets. Among its most notable provisions is the creation of the Consumer Financial Protection

Bureau or CFPB, which is charged with regulating consumer financial products or services and which is assuming much of the rulemaking authority under TILA, ECOA, FCRA, and other federal laws affecting the extension of credit. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting UDAAP by persons offering consumer financial products or services and their service providers, and has authority to enforce these consumer financial protection laws and CFPB rules. The CFPB has not defined what is a consumer financial product or service but has indicated informally that, in some instances, small businesses may be covered under consumer protection. As a service provider to certain of our bank sponsors, we are subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

In addition, the Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, with certain exemptions debit interchange rates are capped at $0.21 per transaction with an additional component of five basis points of the transaction’s value to reflect a portion of the issuer’s fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In March 2014, the U.S. Court of Appeals for the District of Columbia overturned the U.S. District Court for the District of Columbia’s July 2013 ruling that held the Federal Reserve’s regulations implementing the Durbin Amendment invalid. While the Court of Appeals upheld most of the Federal Reserve’s implementing regulations, the Court has remanded to the Federal Reserve for further explanation of its regulations regarding transactions-monitoring costs. Regardless of the outcome of the litigation, the cap on interchange fees is not expected to have a material direct impact on our results of operations because we qualify for an exemption for the majority of our debit transactions.

The implementation of the Dodd-Frank Act is ongoing, and as a result, its overall impact remains unclear. Its provisions, however, are sufficiently far reaching that it is possible that we could be further directly or indirectly impacted.

Anti-Bribery Regulations

The FCPA prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations.

Payment card industry rules

Partner banks issuing payment cards bearing the MasterCard brand, and FleetCor to the extent that we provide certain services in connection with those cards and fleet customers acting as merchants accepting those cards, must comply with the bylaws, regulations and requirements that are promulgated by MasterCard and other applicable payment-card organizations, including the Payment Card Industry Data Security Standard developed by MasterCard and VISA, the MasterCard Site Data Protection Program and other applicable data-security program requirements. A breach of such payment card network rules could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. The payment networks routinely update and modify their requirements. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop processing transactions on their networks.

We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network.

Escheat Regulations

Certain of our subsidiaries are subject to unclaimed or abandoned property (escheat) laws in the United States that require them to turn over to certain government authorities the property of others they hold that has been unclaimed for a specified period of time such as payment instruments that have not been presented for payment and account balances that are due to a customer following discontinuation of its relationship with such subsidiaries. Certain of our subsidiaries are subject to audit by individual U.S. states with regard to their escheatment practices.

Prepaid Card Regulations

Prepaid card programs managed by us are subject to various federal and state laws and regulations, in addition to those identified above, including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Federal Reserve’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on us, is in flux. At this time we are unable to determine the impact that the clarification of these laws and their potential application and future interpretations, as well as new laws, may have on us in a number of jurisdictions. The CFPB is expected to promulgate additional regulations regarding general-purpose prepaid cards. The substance and implementation dates of such additional rulemaking may result in additional compliance obligations and expense for our business.

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

Other

We are subject to examination by our sponsor banks’ regulators, and must comply with certain regulations to which our sponsor banks are subject, as applicable. We are subject to audit by certain sponsor banks.

The Housing Assistance Tax Act of 2008 requires information returns to be made for each calendar year by merchants acquiring entities and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We are required to comply with these requirements for the merchants in our Comdata network. We could be liable for penalties if our information return is not in compliance with these regulations.

Employees and labor relations

As of December 31, 2014, we employed approximately 4,780 employees, approximately 2,180 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.

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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2014. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	59	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	55	Chief Financial Officer
Alisher Ashurov	38	President—Czech and Russia & International Corporate Development
Andrew R. Blazye	56	President—International Partners
John S. Coughlin	47	Executive Vice President—Global Corporate Development
Timothy J. Downs	57	President—Corporate Lodging Consultants
Charles Freund	42	Executive Vice President—Corporate Strategy
Todd W. House	43	President—North America Fuel Cards
David D. Maxsimic	55	Group CEO—UK and Australasia
Armand Netto	46	President—Brazil
John A. Reed	60	Global Chief Information Officer
Michael Scarbrough	50	President—Telematics

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

Alisher Ashurov was named our President—Czech and Russia in December 2014 and continues to serve as Executive Vice President, International Corporate Development since July 2011. Prior to this, Mr. Ashurov served as our Interim Managing Director—Central and Eastern Europe since April 2013. From July 2008 to July 2011, Mr. Ashurov served as President of our Russian business, PPR. From August 2005 to July 2008, Mr. Ashurov served as Director and then Vice President of Business Development. Prior to joining FleetCor, Mr. Ashurov was Assistant Vice President at Legacy Securities LLC, a middle-market investment banking firm.

Andrew R. Blazye serves as our President—International Partners since 2012. From July 2007 to May 2012, Mr. Blazye served as our Chief Executive Officer—FleetCor Europe and continues to perform the duties associated with this role until a replacement is identified. From April 2006 to June 2007, Mr. Blazye was a Group Director for Dunnhumby Ltd., a research firm. From September 1980, to March 2006, Mr. Blazye held various positions with Shell International Ltd., a subsidiary of Royal Dutch Shell plc, a global energy company, including Global Payments General Manager.

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

Charles Freund was named our Executive Vice President—Corporate Strategy in December 2014. Prior to this, Mr. Freund served as our President—Emerging Markets since December 2010 and has been with us since 2000. From January 2009 to December 2010, Mr. Freund served as our Senior Vice President—Corporate Strategy. Mr. Freund served as our Managing Director—The Fuelcard Company UK Limited from June 2006 to December 2008. Prior to June 2006, Mr. Freund served as our Vice President of Business Development.

Todd W. House has been our President—North America Fuel Cards since November 2013. Prior to this Mr. House was President—U.S. Direct Business since December 2010 and our Chief Operating Officer since April 2009. From July 2007 to April 2009, Mr. House held various positions, including Chief Financial Officer, with Axiant, LLC, a provider of financial services and recovery management solutions. On November 20, 2009, Axiant, LLC filed a petition for bankruptcy under the federal bankruptcy laws. From April 2005 to July 2007, Mr. House was Vice President and Chief Credit Officer with Carmax, Inc., an automobile retailer. From August 1993 to April 2005, Mr. House was Vice President—Credit Risk Management with Capital One Financial Corp., a financial services company.

David D. Maxsimic joined us in January 2015 as our Group CEO—UK and Australasia. Prior to joining us, Mr. Maxsimic held various positions at WEX (also known as Wright Express) from 1997 to 2014, including President International, executive vice president of sales and marketing, senior vice president of sales, and vice president and general manager for Wright Express Direct Card. Prior to WEX, Mr. Maxsimic served as senior sales executive for several major fleet service companies, including U.S. Fleet Leasing, GE Capital Fleet Services, and PHH Fleet America. Mr. Maxsimic has over 25 years of experience in sales, marketing and managing customer relationships, in addition to managing and executing sales of complex financial services.

Armando Netto joined us in June 2014 as our President—Brazil. Prior to joining us, Mr. Netto led IT Services for TIVIT, an IT and BPO services company, from 2006 to 2014, where he led the integration of functional areas into the business unit, focused on onboarding new clients and ensured service quality. Prior to TIVIT, Mr. Netto held various leadership roles with Unisys and McKinsey, where he gained international experience in Europe supporting clients in the UK, France, Austria, Portugal and the Netherlands.

John A. Reed has been our Global Chief Information Officer over product development and IT operations since 2013. From 2000 to 2009, Mr. Reed served various technology leadership roles at MBNA/Bank of America, Zurich Insurance and Unisys. From 1997 to 2000 Mr. Reed was the President and Managing Director for Business Innovations Inc, a financial services technology consulting company.

Michael Scarbrough joined us as President—Telematics in connection with our acquisition of NexTraq in October 2013 and has since taken on responsibility for our full telematics product line in the U.S. Prior to joining us, Mr. Scarbrough held various positions with NexTraq, including Chief Operating Officer and Chief Financial Officer from 2005 to 2009 and President since 2009.

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

Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2014, approximately 17% of our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.

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

Approximately 17% of our consolidated revenue in 2014 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.

If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.

We are subject to the credit risk of our customers, which range in size from small, sole proprietorships to large, publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our fleet customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment, we experience increased customer defaults and preference claims by bankrupt customers. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition.

We derive a significant portion of our revenue from program fees and charges paid by the users of our cards. Any decrease in our receipt of such fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.

Our card programs include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. We derived approximately 66% of our consolidated revenues from these fees and charges during the year ended December 31, 2014. If the users of our cards decrease their transaction activity, the extent to which their use of optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.

We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.

The market for our products and services is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. In the fleet card business, our primary competitors in North America are small, regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards and major financial services companies that provide card services to major oil companies and petroleum marketers. In the commercial payments business, we face a variety of competitors, some of which have greater financial resources, name recognition and scope and breadth of products and services. Competitors in the hotel card business include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies, among others. Competitors in the mobile telematics business include the major car companies, wireless phone service providers and independent services companies, among others. We also compete for customers with providers of alternative payment mechanisms, such as merchants offering house cash accounts or other forms of credit. Our primary competitors in Europe, Australia and New Zealand are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers. Our primary competitors in Latin America are independent providers of food, fuel, toll, transportation and fleet cards and vouchers, commercial fleet cards offered by the major oil companies and providers of card outsourcing services to major oil companies and petroleum marketers.

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

Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources. In addition, our larger competitors may also have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. Many of our competitors provide additional and unrelated products and services to customers, such as treasury management, commercial lending and credit card processing. By providing these other services that we do not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships, sometimes at a discount. For example, in the commercial payments business, we compete with full service banks that are able to offer treasury management and commercial lending in addition to commercial payment solutions. If price competition continues to intensify, we may have to increase the incentives that we offer to our customers, decrease the prices of our products and services or lose customers, each of which could adversely affect our operating results. In the fleet card business, major oil companies and petroleum marketers and large financial institutions may choose to integrate fuel-card services as a complement to their existing card products and services, as well as offer add on complementary services. As a result, they may be able to adapt more quickly to new or emerging technologies and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.

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

Our fleet card business is dependent on several key strategic relationships, the loss of which could adversely affect our operating results.

We intend to seek to expand our strategic relationships with major oil companies. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” During 2014, our top three strategic relationships with major oil companies accounted for approximately 9% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from about one to six years.

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

We depend, in part, on our merchant relationships to grow our business. To grow our customer base in the closed loop fleet card and lodging card businesses, we must retain and add relationships with merchants who are located in areas where our customers purchase fuel, maintenance services and lodging. If we are unable to maintain and expand these relationships, our closed loop fleet card and lodging card businesses may be adversely affected.

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

A decline in general economic conditions, and in particular, a decline in demand for fuel and other business related products and services would adversely affect our business, operating results and financial condition.

Our operating results are materially affected by conditions in the economy generally, both in the United States and internationally. We generate revenue based in part on the volume of purchase transactions we process. Our transaction volume is correlated with general economic conditions, particularly in the United States, Europe, Russia, Latin America, Australia and New Zealand, and the amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business related products and services by our customers. The commercial payments industry in general, and our commercial payment solutions business specifically, depends heavily upon the overall level of spending. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession, or other changes, may lead our corporate customers to reduce their spending, resulting in reduced demand for, or use of, our products and services. In addition, unfavorable changes in economic conditions, may lead our fleet card customers to demand less fuel, or lead our partners to reduce their use of our products and services. As a result, a sustained deterioration in general economic conditions in the United States or abroad, could have a material adverse effect on our revenue and profitability.

Further, economic conditions also may impact the ability of our customers or partners to pay for fuel or other services they have purchased and, as a result, our reserve for credit losses and write-offs of accounts receivable could increase. A weakening economy could also force some retailers and merchants to close, resulting in exposure to potential credit losses and transaction declines. In addition, demand for fuel and other business related products and services may be reduced by other factors that are beyond our control, such as the development and use of vehicles with greater fuel efficiency and alternative fuel sources.

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

We have expanded our business to encompass new lines of business in the past. For example, within the past five years we have entered into the corporate payments, stored value card, vehicle maintenance management and telematics business in the United States and Europe, and transaction processing, fuel, food, toll and transportation card and voucher businesses in Brazil and Mexico. We may continue to enter new lines of business and offer new products and services in the future. There is no guarantee that we will be successful in integrating these new lines of business into our operations. If we are unable to do so, our operating results and financial condition may be adversely affected.

If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology, the marketplace requirements, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers and partners.

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

The products we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at high volumes and processing speeds. Any failure to deliver an effective and secure product or service or any performance issue that arises with a new product service could result in significant processing or reporting errors or other losses. We may rely on third parties to develop or co-develop our solutions, or to incorporate our solutions into broader platforms for the commercial payments industry. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties. Even if we are successful in developing new services and technologies, these new services and technologies may not achieve broad acceptance due to a variety of factors, including a lack of industry-wide standards, competing products and services, or resistance to these changes from our customers. In addition, we may not be able to derive revenue from these efforts.

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

At December 31, 2014, we had approximately $3.59 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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

We meet a significant portion of our working capital needs through a securitization facility, which we must renew every three years.

We meet a significant portion of our working capital needs through a securitization facility, pursuant to which we sell accounts receivable to a special-purpose entity that in turn sells undivided participation interests in the accounts receivable to certain purchasers, who finance their purchases through the issuance of short-term commercial paper. The securitization facility has a three year term. Although we have been able to renew our securitization facility annually in the past, there can be no assurance that we will continue to be able to renew this facility in the future on terms acceptable to us. For example, the market for commercial paper experienced significant volatility during the financial crisis that began in 2008.

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

As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2014, approximately 44% of our revenue was denominated in currencies other than the U.S. dollar (primarily Czech koruna, Russian ruble, British pound, Brazilian real, Mexican peso, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.

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

Further, an acquisition may negatively affect our operating results because it may require us to incur charges and substantial debt or other liabilities, may cause adverse tax consequences, substantial depreciation and amortization or deferred compensation charges, may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, may include substantial contingent consideration payments or other compensation that reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs.

We conduct a significant portion of our business in foreign countries and we expect to expand our operations into additional foreign countries where we may be adversely affected by operational and political risks that are greater than in the United States.

We have foreign operations in, or provide services for commercial card accounts in Australia, Austria, Azerbaijan, Belarus, Belgium, Botswana, Brazil, Canada, the Czech Republic, Estonia, France, Georgia, Germany, Hong Kong, Ireland, Kazakhstan, Latvia, Lithuania, Luxembourg, Macau, Malaysia, Mexico, Moldova, Mongolia, Morocco, the Netherlands, New Zealand, Papua New Guinea, Philippines, Poland, Portugal, Russia, Slovakia, Spain, South Africa, Sweden, United Arab Emirates, the United Kingdom, and Ukraine. We also expect to seek to expand our operations into various countries in Asia, Europe and Latin America as part of our growth strategy.

Some of the countries where we operate, and other countries where we will seek to operate, specifically Russia, Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the United States. For example, Russia and the Ukraine are experiencing significant unrest, which could escalate into broader armed conflict and additional economic sanctions by the U.S., United Nations or other countries against Russia. In addition, changes in laws or regulations, including with respect to payment service providers, taxation, information technology, data transmission and the Internet, or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition. In addition, conducting and expanding our international operations subjects us to other risks that we do not generally face in the United States. These include:

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

We are dependent on the efficient and uninterrupted operation of interconnected computer systems, telecommunications, data centers and call centers, including technology and network systems managed by multiple third parties, which could result in our inability to prevent disruptions in our services.

Our ability to provide reliable service to customers, cardholders and other network participants depends upon uninterrupted operation of our data center and call centers as well as third party labor and services providers. Our business involves processing large numbers of transactions, the movement of large sums of money and management of large amounts of data. We rely on the ability of our employees, contractors, suppliers, systems and processes to complete these transactions in a secure, uninterrupted and error-free manner.

Our subsidiaries operate in various countries and country specific factors, such as power availability, telecommunications carrier redundancy, embargos and regulation can adversely impact our information processing by or for our local subsidiaries.

We engage backup facilities for each of our processing centers for key systems and data. However, there could be material delays in fully activating backup facilities depending on the nature of the breakdown, security breach or catastrophic event (such as fire, explosion, flood, pandemic, natural disaster, power loss, telecommunications failure or physical break-in). We have controls and documented measures to mitigate these risks but in any event these mitigating controls might not reduce the duration, scope or severity of an outage in time to avoid adverse effects.

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

Criminals are using increasingly sophisticated methods to engage in illegal activities involving financial products, such as skimming and counterfeiting payment cards and identity theft. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect the data we collect, which could subject us to liability and damage our reputation.

We electronically receive, process, store and transmit data and sensitive information about our customers and merchants, including bank account information, social security numbers, expense data, and credit card, debit card and checking account numbers. We keep this information confidential; however, our websites, networks, information systems, services and technologies may be targeted for sabotage, disruption or misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of the customer and consumer information that resides on our systems are critical to the successful operation of our business. Unauthorized access to our networks and computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our service and operations.

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

In addition, under payment network rules, regulatory requirements, and related obligations, we may be responsible for the acts or failures to act of certain third parties, such as third party service providers, vendors, partners and others, which we refer to collectively as associated participants. The failure of our associated participants to safeguard cardholder data and other information in accordance with such rules, requirements and obligations could result in significant fines and sanctions. We cannot assure you that there are written agreements in place with every associated participant or that such written agreements will ensure the adequate safeguarding of such data or information or allow us to seek reimbursement from associated participants. Any such unauthorized use or disclosure of data or information also could result in litigation that could result in a material adverse effect on our business, financial condition and results of operations.

The market for our commercial payment, fleet and stored value card services is evolving and may not continue to develop or grow.

A substantial portion of our revenue is based on the volume of payment card transactions by our customers. If businesses do not continue to use, or increase their use of, credit, debit or stored value cards as a payment mechanism for their transactions, it could have a material adverse effect on our business, financial condition and results of operations. We believe that future growth in the use of credit, debit and stored value cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered. In order for us to consistently increase and maintain profitability, businesses must continue to use and increase the use of electronic payment methods, including credit, debit and stored value cards. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for customers to do business, or a well-publicized data security breach that undermines the confidence of the public in electronic payment systems, it could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, new technologies may displace credit, debit and/or stored value cards as payment mechanisms for purchase transactions by businesses. A decline in the acceptance and use of credit, debit and/or stored value cards, and electronic payment transactions generally, by businesses and merchants could have a material adverse effect on our business, operating results and financial condition. The market for our lodging cards, food vouchers and cards, transportation and toll road payments, telematics solutions and fleet maintenance management services is also evolving and those portions of our business are subject to similar risks.

If we fail to retain any of our stored value gift card customers, it will be difficult to find a replacement customer on a timely basis or at all, which will reduce our revenue.

Most of our stored value gift card customers in the United States are national retailers. During 2014, a majority of our gift card revenue was derived from the design and purchase of gift card inventory, with the remaining portion of our 2014 gift card revenue derived primarily from processing fees. If we fail to retain any of these customers, it will be difficult to find a replacement customer on a timely basis or at all because there is a limited number of national retailers in the United States and nearly all of those other national retailers already have a gift card solution in place, either in-house or with one of our competitors. As such, any loss of a stored value gift card customer would reduce our revenue.

Adverse weather conditions across a geographic region can cause a decline in the number and amount of payment transactions we process, which could have a material adverse effect on our business, financial condition and results of operations.

When travel is severely curtailed across a geographic region during adverse weather conditions, the number and amount of transactions we process can be significantly diminished, particularly in our fleet business, and revenue can materially decline. For example, during parts of January 2014, severe winter weather shut down a large portion of the eastern United States. Prolonged adverse weather events, especially those that impact regions in which we process a large number and amount of payment transactions, could have a material adverse effect on our business, financial condition and results of operations.

Our gift card business results are subject to seasonality, which could result in fluctuations in our quarterly net income.

Our gift card business has experienced in the past, and expects to continue to experience, seasonal fluctuations in revenues as a result of consumer spending patterns. Historically gift card business revenues have been strongest in the third and fourth quarters, and weakest in the first and second quarters, as the retail industry has its highest level of activity during and leading up to the Christmas holiday season.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results.

Our balance sheet includes goodwill and intangible assets that represent approximately 72% of our total assets at December 31, 2014. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.

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

Third parties have in the past, and could in the future claim that our technologies and processes underlying our products and services infringe their intellectual property. In addition, to the extent that we gain greater visibility, market exposure, and add new products and services, we may face a higher risk of being the target of intellectual property infringement claims asserted by third parties. We may, in the future, receive notices alleging that we have misappropriated or infringed a third party’s intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications that cover significant aspects of our technologies, processes or business methods. Any claims of infringement or misappropriation by a third party, even those without merit, could cause us to incur substantial defense costs and could distract our management from our business, and there can be no assurance that we will be able to prevail against such claims. Some of our competitors may have the capability to dedicate substantially greater resources to enforcing their intellectual property rights and to defending claims that may be brought against them than we do. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, potentially including treble damages if we are found to have willfully infringed a patent. A judgment could also include an injunction or other court order that could prevent us from offering our products and services. In addition, we might be required to seek a license for the use of a third party’s intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.

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

Finally, we use open source software in connection with our technology and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Open source software is also provided without warranty, and may therefore include bugs, security vulnerabilities or other defects. Some open source software licenses require users of such software to publicly disclose all or part of the source code to their software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our technology and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related technology or service, such use could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.

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

For example, certain of our subsidiaries are currently licensed as money transmitters on the state level by the banking departments or other state agencies of numerous states. Continued licensing by these states is subject to periodic examinations and ongoing satisfaction of compliance requirements regarding safety and soundness, including maintenance of certain levels of net worth, surety bonding, permissible investments in amounts sufficient to cover our outstanding payment obligations with respect to certain of our products subject to licensure, and record keeping and reporting. If our subsidiaries are unable to obtain, maintain or renew necessary licenses or comply with other relevant state regulations, they will not be able to operate as a money transmitter in those states or provide certain other services and products, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain of our subsidiaries are subject to regulation by the Financial Crimes Enforcement Network, or FinCEN, and must comply with applicable anti-money laundering requirements, including implementation of an effective antimony laundering program. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.

Regulatory changes may also restrict or eliminate present and future business opportunities available to certain of our subsidiaries. For example, the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which serves to limit interchange fees may restrict or otherwise impact the way our subsidiaries do business or limit their ability to charge certain fees to customers. The CFPB is also engaged in rule making and regulation of the payments industry, in particular with respect to prepaid cards. The CFPB’s focus on the protection of consumers might also extend to many of our small business customers. As a service provider to certain of our bank sponsors, we are subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changing regulations or standards in the area of privacy and data protection could also adversely impact us. In addition, certain of our bank partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us.

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, which we refer to collectively as the BSA. Our business in Canada is also subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCTFA, which is a corollary to the BSA. The BSA, among other things, requires money services businesses (such as money transmitters, issuers of money orders and official checks and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. The PCTFA imposes similar requirements.

Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. With increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance, including monitoring for possible violations of laws by our customers and people who do business with our customers while using our products. If we fail or are unable to comply with existing or changed government regulations in a timely and appropriate manner, we may be subject to injunctions, other sanctions and the payment of fines and penalties, and our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.

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

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks, our sponsor bank and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry, or PCI, standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and proceedings, customer disputes and tort claims. Responding to such claims may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such litigation could have a material adverse effect on our business, financial condition and results of operations. From time to time, we have had inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Such inquiries may result in various audits, reviews and investigations, which can be time consuming and expensive. An adverse outcome of any investigation by, or other inquiries from, such bodies or agencies could have a material adverse effect on us and result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, changes in personnel, and increased review and scrutiny by customers, regulatory authorities, the media and others, which could have a material adverse effect on our business, financial condition and results of operations. For more information about our judicial and other proceedings, see “Business—Legal Proceedings.”

Our revenues from MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship. If we fail to comply with the applicable requirements of MasterCard, it could seek to fine us, suspend us or terminate our registrations through our financial institution sponsors.

A significant source of our revenue comes from processing transactions through the MasterCard networks. In order to offer MasterCard programs to our customers, one of our subsidiaries is registered as a member service provider with MasterCard through sponsorship by MasterCard member banks in both the United States and Canada. Registration as a service provider is dependent upon our being sponsored by member banks. If our sponsor banks should stop providing sponsorship for us or determine to provide sponsorship on materially less favorable terms, we would need to find other financial institutions to provide those services or we would need to become a MasterCard member bank, either of which could prove to be difficult and expensive. Even if we pursue sponsorship by alternative member banks, similar requirements and dependencies would likely still exist. In addition, MasterCard routinely updates and modifies its requirements. Changes in the requirements may make it significantly more expensive for us to provide these services. If we do not comply with MasterCard requirements, it could seek to fine us, suspend us or terminate our registration, which allows us to process transactions on its networks. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing MasterCard payment processing services. If we are unable to find a replacement financial institution to provide sponsorship or become a member, we may no longer be able to provide such services to the affected customers, which would have a material adverse effect our business, financial condition and results of operations.

Changes in MasterCard interchange fees could decrease our revenue.

A portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our MasterCard-branded cards. Interchange fee amounts associated with our MasterCard network cards are affected by a number of factors, including regulatory limits in the United States and Europe and fee changes imposed by MasterCard. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry, which could result in lower interchange fees generally in the future. Temporary or permanent decreases in the interchange fees associated with our MasterCard network card transactions, could adversely affect our business and operating results.

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

In addition, Delaware law imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding voting stock and us. These provisions could discourage, delay or prevent a transaction involving a change in control of FleetCor. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC.

ITEM 2. PROPERTIES

We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2014.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	81,000
Covington, Louisiana	Corporate accounting, treasury, merchant authorization	13,600
Houston, Texas	Credit and collections	6,300
Concord, California	Customer support	7,100
Wichita, Kansas	CLC operations and customer support	31,100
Atlanta, Georgia	NexTraq sales, operations and customer support	36,800
Tampa, Florida	NexTraq sales	8,300
Salem, Oregon	Pacific Pride sales, operations, and customer support	10,000
Brentwood, Tennessee	Comdata sales, operations, and customer support	228,000
Franklin, Tennessee	Comdata warehouse facility	20,100
Louisville, Kentucky	SVS sales, operations, and customer support	66,000
Austin, Texas	Comdata operations	4,300

International
Prague, Czech Republic	CCS headquarters, operations, customer service and sales	32,000
Mexico City, Mexico(1)	FleetCor Mexico headquarters and operations	6,900
Moscow, Russia	PPR and NKT headquarters, sales, customer support, operations, credit and collections	35,200
Bryansk, Russia	Customer support, operations, accounting, sales and marketing	6,800
Ipswich, United Kingdom(1)	Operations, sales and customer support	17,900
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters	2,800
Swindon, United Kingdom	Allstar operations, sales and customer support	34,000
Walsall, United Kingdom	Operations, sales and customer support	9,500
Birmingham, United Kingdom	EPYX headquarters, sales, operations and customer support	11,000
Sao Paulo, Brazil	CTF and VB Servicios sales, customer support and operations	32,300
Osasco, Brazil	CTF operations	7,100
Rio de Janeiro, Brazil	DB Trans headquarters, sales, operations and customer support	17,200
Auckland, New Zealand	CardLink headquarters, sales, operations, and customer support	12,100

(1)	We own these facilities.

We also lease a number of minor additional facilities, including local sales and operations offices less than 2,500 square feet, small storage facilities and a small number of service stations in the United Kingdom. We believe our facilities are adequate for our needs for at least the next 12 months. We anticipate that suitable additional or alternative facilities will be available to accommodate foreseeable expansion of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT”. As of December 31, 2014, there were 42 holders of record of our common stock. The table set forth below provides the intraday high and low sales prices per share of our common stock for the four quarters during 2014 and 2013.

	High	Low
2014:
First Quarter	$130.57	$101.69
Second Quarter	133.73	108.75
Third Quarter	148.60	128.64
Fourth Quarter	156.05	123.44
2013:
First Quarter	$77.46	$54.10
Second Quarter	89.75	78.88
Third Quarter	112.50	81.10
Fourth Quarter	123.96	98.41

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

Period Ending	FleetCor Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services
12/15/2010	$100.00	$100.00	$100.00
12/31/2010	$113.47	$101.99	$95.81
3/31/2011	$119.85	$109.79	$103.76
6/30/2011	$108.77	$107.69	$109.64
9/30/2011	$96.37	$83.84	$101.69
12/31/2011	$109.61	$96.43	$117.84
3/31/2012	$142.28	$108.06	$131.45
6/30/2012	$128.59	$103.92	$134.18
9/30/2012	$164.40	$108.99	$142.48
12/31/2012	$196.88	$110.54	$150.84
3/31/2013	$281.36	$123.84	$169.26
6/30/2013	$298.35	$127.22	$179.29
9/30/2013	$404.26	$139.75	$196.49
12/31/2013	$429.98	$151.44	$228.94
3/31/2014	$422.39	$152.67	$217.93
6/30/2014	$483.67	$155.26	$218.52
9/30/2014	$521.54	$143.38	$221.34
12/31/2014	$545.72	$156.79	$256.74

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Except as previously disclosed on Form 8-K dated August 12, 2014 and Form 8-K dated November 17, 2014, there were no unregistered sales of equity securities during 2014.

ITEM 6. SELECTED FINANCIAL DATA

We derived the consolidated statement of income and other financial data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheets as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements that are not included in this report.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2014	2013	2012	2011	2010
Consolidated statement of income data:
Revenues, net	$1,199,390	$895,171	$707,534	$519,591	$433,841
Expenses:
Merchant commissions	96,254	68,143	58,573	51,199	49,050
Processing	173,337	134,030	115,446	84,516	69,687
Selling	75,527	57,346	46,429	36,606	32,731
General and administrative	205,963	142,283	110,122	84,765	78,135
Depreciation and amortization	112,361	72,737	52,036	36,171	33,745
Other operating, net	(29,501)	—	—	—	—

Operating income	565,449	420,632	324,928	226,334	170,493

Other expense (income), net	(700)	602	1,121	(589)	(1,319)
Equity method investment loss	8,586	—	—	—	—
Interest expense, net	28,856	16,461	13,017	13,377	20,532
Loss on early extinguishment of debt	15,764	—	—	2,669	—

Total other expense	52,506	17,063	14,138	15,457	19,213

Income before income taxes	512,943	403,569	310,790	210,877	151,280
Provision for income taxes	144,236	119,068	94,591	63,542	43,384

Net income	$368,707	$284,501	$216,199	$147,335	$107,896

Earnings per share:
Earnings per share, basic	$4.37	$3.48	$2.59	$1.83	$3.00
Earnings per share, diluted	$4.24	$3.36	$2.52	$1.76	$1.34
Weighted average shares outstanding, basic	84,317	81,793	83,328	80,610	35,434
Weighted average shares outstanding, diluted	86,982	84,655	85,736	83,654	80,751

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated balance sheet data:
Cash and cash equivalents	$477,069	$338,105	$283,649	$285,159	$114,804
Restricted cash(1)	135,144	48,244	53,674	55,762	62,341
Total assets	8,674,506	3,932,235	2,721,870	2,349,169	1,484,118
Total debt	3,593,717	1,486,378	925,092	704,265	469,413
Total stockholders’ equity	2,753,137	1,243,893	913,822	811,436	625,945

(1)	Restricted cash represents customer deposits repayable on demand.

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

General Business

FleetCor is a leading independent global provider of fuel cards, commercial payment and data solutions, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments. In 2014, we processed approximately 652 million transactions on our proprietary networks and third-party networks (which includes approximately 270 million transactions related to our SVS product, acquired with Comdata). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. We refer to these major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and other referral partners with whom we have strategic relationships as our “partners.” We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations.

We support our products with specialized issuing, processing and information services that enable us to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. In order to deliver our payment programs and services and process transactions, we own and operate proprietary “closed-loop” networks through which we electronically connect to merchants and capture, analyze and report customized information in North America and internationally. We also use third-party networks to deliver our payment programs and services in order to broaden our card acceptance and use. To support our payment products, we also provide a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Our customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs. Depending on our customer’s and partner’s needs, we provide these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.

FleetCor’s predecessor company was organized in the United States in 1986. In 2000, our current chief executive officer joined us and we changed our name to FleetCor Technologies, Inc. Since 2000, we have grown significantly through a combination of organic initiatives, product and service innovation and over 65 acquisitions of businesses and commercial account portfolios. Our corporate headquarters are located in Norcross, Georgia. As of December 31, 2014, we employed approximately 4,780 employees, approximately 2,180 of whom are located in the United States.

Executive Overview

Segments

We operate in two segments, which we refer to as our North America and International segments. The results from our Shell Germany business acquired during the third quarter of 2014 are reported in our International segment. The results from our Pacific Pride business acquired in the second quarter of 2014 and Comdata business acquired in the fourth quarter of 2014 are included within our North America segment. See “Results of Operations” for additional segment information.

Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the years ended December 31, 2014, 2013 and 2012, our North America and International segments generated the following revenue:

	Year ended December 31,
	2014		2013		2012
(dollars in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$668.3	55.7%	$460.7	51.5%	$400.1	56.6%
International	531.1	44.3%	434.5	48.5%	307.4	43.4%

	$1,199.4	100.0%	$895.2	100.0%	$707.5	100.0%

Sources of Revenue

Transactions. In both of our segments, we derive revenue from transactions and the related revenue per transaction. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our card products and those of our partners, for whom we manage card programs, members of our proprietary networks who are provided access to our products and services and commercial businesses to whom we provide workforce payment productivity solutions. Revenue from transactions is derived from our merchant and network relationships, as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel cards, corporate cards, virtual cards, purchasing cards, T&E cards, gift cards, store value payroll cards, vehicle maintenance, food, fuel, toll and transportation cards and vouchers or lodging services to our customers.

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

Illustrative Revenue Model for Fuel Purchases

(unit of one gallon)

Illustrative Revenue Model		Merchant Payment Methods
Retail Price	$3.00	i) Cost Plus Mark-up:		ii) Percentage Discount:		iii) Fixed Fee:
Wholesale Cost	(2.86)	Wholesale Cost	$2.86	Retail Price	$3.00	Retail Price	$3.00

		Mark-up	0.05	Discount (3%)	(0.09)	Fixed Fee	(0.09)

FleetCor Revenue	$0.14

Merchant Commission	$(0.05)	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91

Price Paid to Merchant	$2.91

Set forth below are our sources of revenue for the years ended December 31, 2014, 2013 and 2012, expressed as a percentage of consolidated revenues:

	Year Ended December 31,
	2014	2013	2012
Revenue from customers and partners	54.9%	53.6%	46.9%
Revenue from merchants and networks	45.1%	46.4%	53.1%
Revenue tied to fuel-price spreads[1]	16.5%	15.7%	17.5%
Revenue influenced by absolute price of fuel[1]	17.0%	19.6%	20.7%
Revenue from program fees, transaction fees, late fees and other	66.5%	64.7%	61.8%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Transactions (in millions)[2]
North America	459.9	165.0	156.9
International	192.5	162.5	146.9

Total transactions	652.4	327.5	303.8

Revenue per transaction
North America	$1.45	$2.79	$2.55
International	2.76	2.67	2.09
Consolidated revenue per transaction	1.84	2.73	2.33
Consolidated adjusted revenue per transaction[3]	1.69	2.53	2.14

[2]	Transactions in 2014 includes appropriately 270 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014.
[3]	Adjusted revenues is a non-GAAP financial measure defined as revenues, net less merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

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

From 2013 to 2014, total transactions increased from 327.5 million to 652.4 million, an increase of 324.9 million or 99.2%. We experienced an increase in transactions in our North America and International segments primarily due to organic growth in certain payment programs, the impact of the acquisitions completed in 2014 and the full year impact of acquisitions completed in 2013. In 2014, transaction volume was primarily affected by the inclusion of approximately 270 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014.

From 2012 to 2013, total transactions increased from 303.8 million to 327.5 million, an increase of 23.7 million or 7.8%. We experienced an increase in transactions in our North America and International segments primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2013 and the full year impact of acquisitions completed in 2012.

Revenue per transaction in our International segment has historically run higher than in our North America segment. Included in revenue per transactions is the impact of recent acquisitions. Revenue per transaction on a consolidated basis has been significantly impacted by acquisitions in our International segment from 2012 through 2014. Furthermore, as previously discussed, revenue per transaction in our North America segment has been significantly impacted by our acquisition the SVS product, which is part of our Comdata business acquired in November 2014.

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

We also acquired NexTraq in the U.S in 2013 which has a higher revenue per transaction product in comparison to our other North America businesses. This contributed to higher transaction volumes and revenue per transaction in our North America segment in 2013 over 2012, in addition to organic growth.

In 2014, we acquired Comdata in the U.S., which has a higher revenue per transaction product in comparison to our other North American business, when excluding the impact of SVS, a part of the Comdata business. The SVS product carries a very high volume of transactions at a very low revenue per transaction. For discussion of revenue per transactions, we are going to exclude the impact of the SVS product which had approximately 270 million transactions in 2014 at a very low revenue per transaction.

Sources of Expenses

We incur expenses in the following categories:

•	Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services.

•	Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses.

•	Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.

•	General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executive, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.

•	Depreciation and amortization—Our depreciation and amortization expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Other operating, net—Our other operating, net includes other operating expenses and income items unusual to the period and presented separately.

•	Other income, net—Other income, net includes foreign currency transaction gains or losses, proceeds/costs from the sale of assets and other miscellaneous operating costs and revenue.

•	Equity method investment loss—Equity method investment loss relates to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment.

•	Interest expense, net—Interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our securitization facility. We have historically invested our cash primarily in short-term money market funds.

•	Loss on early extinguishment of debt—Loss on early extinguishment of debt relates to our write-off of debt issuance costs associated with the refinancing of our Existing Credit Facility and entry into our New Credit Agreement, along with our recent acquisition of Comdata.

•	Provision for income taxes—The provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services in the United States and internationally. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

Adjusted Revenues, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted earnings before interest, taxes, depreciation and amortization, other expense, net, equity method investment loss and loss on extinguishment of debt (Adjusted EBITDA), adjusted net income and diluted adjusted net income per share for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
(in thousands except per share amounts)
Adjusted revenues	$1,103,136	$827,028	$648,961
Adjusted EBITDA	677,810	493,369	376,964
Adjusted net income	447,670	342,680	255,984
Adjusted net income per diluted share	5.15	4.05	2.99

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. We use adjusted EBITDA, calculated as earnings before interest, taxes, depreciation and amortization, other expense, net, equity method investment loss and loss on extinguishment of debt to eliminate the impact of certain non-core items during the period. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, adjusted EBITDA, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•	Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 65 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 56%, 51% and 56% of our revenue in 2014, 2013 and 2012, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions and Investments

During 2014, we completed acquisitions with an aggregate purchase price of $3.67 billion, net of cash acquired of $165.8 million.

•	In April 2014, we completed an equity method investment in Masternaut Group Holdings Limited (“Masternaut”), Europe’s largest provider of telematics solutions to commercial fleets, included in “Equity method investment” in our Consolidated Balance Sheets. We own 44% of the outstanding equity of Masternaut.

•	In July 2014, we also acquired Pacific Pride (“PacPride”), a U.S. fuel card business, and in August 2014, we acquired a fuel card portfolio from Shell in Germany (“Shell Germany”). The purpose of these acquisitions was to strengthen our presence in the U.S. marketplace and establish our presence in the German fuel card market, respectively.

•	In November 2014, we acquired Comdata Inc. (“Comdata”) from Ceridian LLC, a portfolio company of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Fidelity National Financial Inc. (NYSE: FNF), for $3.42 billion. Comdata is a leading business-to-business provider of innovative electronic payment solutions. As an issuer and a processor, Comdata provides fleet, virtual card and gift card solutions to over 20,000 customers. Comdata has approximately 1,300 employees and enables over $54 billion in payments annually. This acquisition will complement the Company’s current fuel card business in the U.S. and add a new product with the virtual payments business. FleetCor financed the acquisition with approximately $2.4 billion of debt and the issuance of 7,625,380 shares of FleetCor common stock, including amounts applied at the closing to the repayment of Comdata’s debt.

The results of operations of the Shell Germany business are included within our International segment, from the date of acquisition. The results of operations from PacPride and Comdata are included within our North America segment, from the date of acquisition.

During 2013, we completed acquisitions with an aggregate purchase price of $839.3 million, net of cash acquired of $35.6 million, including deferred payments of $36.8 million and the estimated fair value of contingent consideration payments of $83.1 million. During 2014, we recorded adjustments to the estimated fair value of contingent consideration of $28.1 million, based on actual results of the business, which included the impact of an unfavorable tax judgment against VB during the fourth quarter of 2014.The most significant acquisitions are described below.

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

During 2012, we completed several foreign acquisitions with an aggregate purchase price of $207.4 million, net of cash acquired, which included deferred payments of $11.3 million and contingent consideration payments of $4.9 million. The Company estimated the fair value of remaining payments related to this contingent consideration of $0.5 million at December 31, 2014. The most significant acquisitions are described below. The results of our additional Russian fuel card company and CTF businesses are included within our International segment, from the date of acquisition.

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

Results of operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2014 and 2013 (in millions, except percentages).

	Year ended December 31, 2014	% of total revenue	Year ended December 31, 2013	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$668.3	55.7%	$460.7	51.5%	$207.6	45.1%
International	531.1	44.3%	434.5	48.5%	96.6	22.2%

Total revenues, net	1,199.4	100.0%	895.2	100.0%	304.2	34.0%
Consolidated operating expenses:
Merchant commissions	96.3	8.0%	68.2	7.6%	28.1	41.3%
Processing	173.3	14.4%	134.0	15.0%	39.3	29.3%
Selling	75.5	6.3%	57.4	6.4%	18.2	31.7%
General and administrative	206.0	17.2%	142.3	15.9%	63.7	44.8%
Depreciation and amortization	112.4	9.4%	72.7	8.1%	39.6	54.5%
Other operating, net	(29.5)	2.5%	—	—	(29.5)	(100%)

Operating income	565.4	47.1%	420.6	47.0%	144.8	34.4%

Other (income) expense, net	(0.7)	NM	0.6	0.1%	(1.3)	NM
Equity method investment loss	8.6	0.7%	—	—	8.6	100%
Interest expense, net	28.9	2.4%	16.4	1.8%	12.4	75.3%
Loss on early extinguishment of debt	15.8	1.3%	—	—	15.8	100%
Provision for income taxes	144.2	12.0%	119.1	13.3%	25.2	21.1%

Net income	$368.7	30.7%	$284.5	31.8%	$84.2	29.6%

Operating income for segments:
North America	$287.3		$220.5		$66.8	30.3%
International	278.1		200.1		78.0	39.0%

Operating income	$565.4		$420.6		$144.8	34.4%

Operating margin for segments
North America	43.0%		47.9%		(4.9)%
International	52.4%		46.1%		6.3%
Total	47.1%		47.0%		0.1%

	Year ended December 31,
	2014	2013
Transactions (in millions)
North America[1]	459.9	165.0
International	192.5	162.5

Total transactions[1]	652.4	327.5

Revenue per transaction
North America	$1.45	$2.79
International	2.76	2.67
Consolidated revenue per transaction	1.84	2.73
Consolidated adjusted revenue per transaction	1.69	2.53

[1]	Transactions in 2014 includes appropriately 270 million transacts related to our SVS product, which is part of the Comdata business acquired in November 2014.

NM = Not Meaningful

The sum of the columns or rows may not equal the totals or differences due to rounding.

Revenues and revenue per transaction

Our consolidated revenue increased from $895.2 million in 2013 to $1,199.4 million in 2014, an increase of $304.2 million, or 34.0%. The increase in our consolidated revenue was primarily due to the following:

•	The full year impact of acquisitions completed in 2013 as well as acquisitions completed in 2014, which contributed approximately $183 million in revenue in 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenue for 2014 over the comparable period in 2013. The macroeconomic environment was primarily impacted by higher fuel spread margins in 2014 over the comparable period in 2013, partially offset by the impact of lower fuel prices and foreign exchange rates. Changes in foreign exchange rates had an unfavorable impact on revenues of $9.4 million, due primarily to unfavorable fluctuations in the Brazilian Real, British Pound and Russian Ruble, in 2014 compared with 2013.

Consolidated revenue per transaction decreased from $2.73 in 2013 to $1.84 in 2014, a decrease of $0.89 per transaction or 32.7%. Consolidated revenue per transaction includes the impact of the SVS product, which is part of our Comdata business acquired in November 2014. The SVS product had approximately 270 million transactions during 2014 at a very low revenue per transaction. Consolidated revenue per transaction for 2014, excluding the SVS product, increased 13.3% to $3.10 from $2.73 in 2013. This increase is primarily a result of organic growth in certain of our payment programs and the full year impact in 2014 of acquisitions completed in 2013, as noted above, as well as acquisitions completed in 2014, some of which have higher revenue per transaction products in comparison to our other businesses. The increase also was due to the impact of the macroeconomic environment, specifically higher fuel spread margins in 2014 over 2013.

North America segment revenues and revenue per transaction

North America revenue increased from $460.7 million in 2013 to $668.3 million in 2014, an increase of $207.6 million, or 45.1%. The increase in our North America revenue was primarily due to the following:

•	The full period impact of acquisitions completed in 2013, as well as acquisitions completed in 2014, which contributed approximately $104 million in additional revenues in 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue for 2014 over the comparable period in 2013, primarily due to the impact of higher fuel spread margins, partially offset by the impact of lower fuel prices in the US.

North America segment revenue per transaction decreased from $2.79 in 2013 to $1.45 in 2014, a decrease of $1.34 per transaction or 48.0%. North American revenue per transaction includes the impact of the SVS product, which is part of our Comdata business acquired in November 2014. The SVS product had approximately 270 million transactions during 2014 at a very low revenue per transaction. North American revenue per transaction for 2014, excluding the SVS product, increased 23.1% to $3.44 from $2.79 in 2013. This increase is primarily a result of organic growth in certain of our payment programs and the full year impact in 2014 of acquisitions completed in 2013, as noted above, as well as acquisitions completed in 2014, some of which have higher revenue per transaction products in comparison to our other businesses. The increase is also due to the positive impact of the macroeconomic environment; specifically higher fuel spread margins in 2014 compared with 2013.

International segment revenue

International segment revenue increased from $434.5 million in 2013 to $531.1 million in 2014, an increase of $96.6 million, or 22.2%. The increase in International segment revenue was due primarily to the following:

•	The full period impact of acquisitions completed in 2013, as well as acquisitions completed in 2014, which contributed approximately $79 million in additional revenue in 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for 2014 over 2013, primarily due to changes in foreign exchange rate and lower fuel prices internationally. Changes in foreign exchange rates had an unfavorable impact on revenues of $9.4 million, due primarily to unfavorable fluctuations in the Brazilian Real, British Pound and Russian Ruble in 2014 over 2013. The impact of foreign exchange rates and lower fuel prices were partially offset by lower fuel spread margins in 2014 over 2013.

International segment revenue per transaction increased from $2.67 in 2013 to $2.76 in 2014, an increase of $0.09 per transaction or 3.2%. This increase in revenue per transaction, as well as the increase in transaction volume, is primarily due to the full period impact of acquisitions completed in 2013 and 2014, some of which have higher revenue per transaction products in comparison to our other businesses, as well as organic growth in certain of our payment programs. We experienced an increase in transactions in our International segment primarily due to organic growth in certain payment programs and the impact of the acquisitions completed in 2014 and the full year impact of acquisitions completed in 2013.

Consolidated operating expenses

Merchant commission Merchant commissions increased from $68.2 million in 2013 to $96.3 million in 2014, an increase of $28.1 million, or 41.3%. This increase was due primarily to additional commissions paid due to higher fuel spread margins, as well as the impact of higher volume in revenue streams where merchant commissions are paid.

Processing Processing expenses increased from $134.0 million in 2013 to $173.3 million in 2014, an increase of $39.3 million, or 29.3%. Our processing expenses increased primarily due to acquisitions completed in 2013 and 2014 and organic growth in transaction volume, as well as incremental bad debt expense of approximately $3.0 million in our Russia business due to the slowdown in their economy.

Selling Selling expenses increased from $57.4 million in 2013 to $75.5 million in 2014, an increase of $18.2 million, or 31.7%. The increase was primarily due to acquisitions completed in 2013 and 2014, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expense increased from $142.3 million in 2013 to $206.0 million in 2014, an increase of $63.7 million, or 44.8%. Our general and administrative expenses increased primarily due to the impact of acquisitions completed in 2013 and 2014, as well as approximately $22.6 million of incremental one-time deal related costs related to severance and legal fees, accounting, tax, and various advisory fees, as well as additional stock based compensation expense of $12.8 million.

Depreciation and amortization Depreciation and amortization increased from $72.7 million in 2013 to $112.4 million in 2014, an increase of $39.6 million, or 54.5%. The increase in our depreciation and amortization expense is primarily due to acquisitions completed during 2013 and 2014, which resulted in an increase of $38.3 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software and increased depreciation expense.

Other operating, net Other operating, net of 29.5 million in 2014, represents the $28.1 million favorable impact of fair value adjustments recorded related to contingent consideration arrangements for our acquisition of VB in Brazil and the net favorable impact of $1.4 million from the reversal of other various contingent liabilities for tax indemnifications related to our acquisitions of DB and VB in Brazil.

Operating income and operating margin

Consolidated operating income

Operating income increased from $420.6 million in 2013 to $565.4 million in 2014, an increase of $144.8 million, or 34.4%. Consolidated operating margin was 47.0% in 2013 and 47.1% in 2014. The increase in operating income is due primarily to the impact of acquisitions completed during 2013 and 2014, organic growth in the business driven by increases in volume and revenue per transactions. We believe the impact of the macroeconomic environment was positive to consolidated operating results in 2014 over 2013, primarily due to higher fuel spread margins. These positive drivers of consolidated results were partially offset by incremental stock based compensation expense, increased amortization expense related to acquired intangible assets, increased bad debt expense in our Russian business and incremental onetime costs related to acquisitions of $22.6 million.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $220.5 million in 2013 to $287.3 million in 2014, an increase of $66.8 million, or 30.3%. North America operating margin was 47.9% in 2013 and 43.0% in 2014. The increase in operating income is due primarily to the impact of acquisitions completed in 2013 and 2014, as well as organic growth in the business driven by increases in volume and revenue per transaction. We believe that the impact of the macroeconomic environment was positive to North American operating results in 2014 over 2013, primarily due to higher fuel spread margins. The decrease in operating margin is due primarily to the impact of increased stock based compensation expense, the majority of which is recorded in our North America segment, as well as incremental one-time deal related expenses of $26.6 million primarily incurred related to our acquisition of Comdata during 2014.

International segment operating income

International operating income increased from $200.1 million in 2013 to $278.1 million in 2014, an increase of $78.0 million, or 39.0%. International operating margin was 46.1% in 2013 and 52.4% in 2014. The increase in operating income and operating margin is due primarily to the impact of acquisitions completed in 2013 and 2014 and organic growth in the business driven by increases in volume and revenue per transaction. We believe that the impact of the macroeconomic environment was negative to International operating results in 2014 over

2013, due primarily to unfavorable fluctuations in the Brazilian Real, British Pound and Russian Ruble. Included in International operating income was the favorable impact of adjustments recorded related to contingent consideration arrangements for our acquisition of VB in Brazil of $28.1 million, the net favorable impact from reversal of other various contingent liabilities for tax indemnifications related to our acquisitions of DB and VB in Brazil of approximately $1.4 million and incremental savings on deal fees over the comparable period in 2013 of $4.1 million. These favorable items contributed to the increase in operating margin from 2013 to 2014.

Interest expense, net

Interest expense increased from $16.4 million in 2013 to $28.9 million in 2014, an increase of $12.4 million, or 75.3%. The increase in interest expense is due to an increase in borrowings in 2014 over 2013, primarily due to funding the purchase price for acquisitions as well as increased interest rates as a result of the uptick in our leverage ratio due to the additional borrowings to fund acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, including the relevant unused credit facility fees.

	2014	2013
Term loan, including unused credit facility fee	2.35%	2.02%
Domestic Revolver A, including unused credit facility fee	2.24%	2.07%
Foreign Revolver A	2.27%	2.13%
Foreign Revolver B, including unused credit facility fee	4.73%	4.62%
Foreign swing line	2.28%	1.98%

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The loss at Masternaut was driven primarily by amortization of intangible assets at this investment of approximately $8.0 million in 2014.

Loss on early extinguishment of debt

Loss on early extinguishment of debt relates to our write-off of $15.8 million of debt issuance costs associated with the refinancing of our Existing Credit Facility and entry into our New Credit Agreement, along with our recent acquisition of Comdata.

Provision for income taxes

The provision for income taxes increased from $119.1 million in 2013 to $144.2 million in 2014, an increase of $25.2 million, or 21.1%. Our effective tax rate decreased from 29.5% in 2013 to 28.1% in 2014. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The effective tax rate in 2014 was favorably impacted by entity reorganization in Brazil, which allowed the reversal of deferred tax liability of $9.5 million, setup at the time of acquisition in 2013.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. The lower tax rate in 2014 was also driven by a shift in the mix of earnings, largely due to acquisitions, to foreign jurisdictions with lower tax rates.

Net income

For the reasons discussed above, our net income increased from $284.5 million in 2013 to $368.7 million in 2014, an increase of $84.2 million, or 29.6%.

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

NM = Not Meaningful

The sum of the columns or rows may not equal the totals or differences due to rounding.

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

	2013	2012
Term loan, including unused credit facility fee	2.02%	2.00%
Domestic Revolver A, including unused credit facility fee	2.07%	1.99%
Foreign Revolver A	2.13%	N/A
Foreign Revolver B, including unused credit facility fee	4.62%	N/A
Foreign swing line	1.98%	2.03%

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

Sources of liquidity

At December 31, 2014, our unrestricted cash and cash equivalents balance totaled $477.1 million. Our restricted cash balance at December 31, 2014 totaled $135.1 million. Restricted cash primarily represents customer deposits in our Comdata product as well as in the Czech Republic, which we are restricted from using other than to repay customer deposits and for the Czech Republic, which may not be deposited outside of the country.

At December 31, 2014, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $290.9 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with potential borrowing capabilities in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a portion of our domestic fuel card receivables, to lower our cost of funds and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2014, we had the ability to generate approximately $29 million of additional liquidity under our Securitization Facility. At December 31, 2014, we had approximately $387 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
(in millions)	2014	2013	2012
Net cash provided by operating activities	$608.3	$375.7	$135.5
Net cash used in investing activities	(2,594.1)	(749.1)	(209.6)
Net cash provided by financing activities	2,162.3	435.7	62.0

Operating activities Net cash provided by operating activities increased from $375.7 million in 2013 to $608.3 million in 2014. The increase is primarily due to changes in working capital, increases in amortization of acquired intangibles of $36.4 million, as well as additional net income during 2014 over 2013 of $84.2 million, partially offset by fair value adjustments for contingent consideration of $27.5 million.

Net cash provided by operating activities increased from $135.5 million in 2012 to $375.7 million in 2013. The increase is primarily due to a customer deposit of $46 million and a liability acquired with the Allstar acquisition of $108 million that were each paid in 2012. The remaining fluctuation is due to changes in working capital, as well as additional net income of $68.9 million.

Investing activities Net cash used in investing activities increased from $749.1 million in 2013 to $2,594.1 million in 2014. The increase is primarily due to the increase in cash paid for acquisitions in 2014, specifically $2.4 billion related to Comdata.

Net cash used in investing activities increased from $209.6 million in 2012 to $749.1 million in 2013. The increase in cash used in investing activities is attributable to the increase in cash used for acquisitions in 2013.

Financing activities Net cash provided by financing activities increased from $435.7 million in 2013 to $2,162.3 million in 2014. The increase in cash provided by financing activities is primarily due to increased net borrowings on our Credit Facility and Securitization Facility of $1,456.4 million and $275 million, respectively, in 2014 over 2013, primarily due to funding the purchase price for Comdata.

Net cash provided by financing activities increased from $62 million in 2012 to $435.7 million in 2013. The increase in cash provided by financing activities is primarily due to increased net borrowings on our Credit Facility, net of acquired debt payments, and Securitization Facility of $145 million and $33 million, respectively, in 2013 over 2012, primarily due to funding the purchase price for acquisitions, as well as working capital needs.

Capital spending summary

Our capital expenditures increased from $20.8 million in 2013 to $27.1 million in 2014, an increase of $6.3 million, or 30.2%. The increase was primarily related to additional spending related to our businesses acquired in 2013 and 2014.

Our capital expenditures increased from $19.1 million in 2012 to $20.8 million in 2013, an increase of $1.7 million, or 8.9%. The increase was primarily related to additional investments to continue to enhance our existing processing systems and continued development of a new European processing system, GlobalFleetNet (GFN).

Credit Facility

On October 24, 2014, FleetCor Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), entered into a new $3.355 billion Credit Agreement (the New Credit Agreement), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”). The New Credit Agreement provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The New Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Proceeds from the New Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. The proceeds of the New Credit Facility were used to paydown borrowings under the Existing Credit Facility as discussed below. On November 14, 2014 in order to finance a portion of the Comdata Acquisition and to refinance our Existing Credit Agreement, we made initial borrowings under the New Credit Agreement.

The New Credit Agreement replaced the Existing Credit Agreement, which was a five-year, $900 million Credit Agreement (the “Existing Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of financial institutions (the “Lenders”) entered into on June 22, 2011. On March 13, 2012, we entered into the first Amendment to the existing Credit Agreement. The Amendment added two U.K. entities as designated borrowers and added a $110 million foreign currency swing line subfacility under the existing revolver, which allows for alternate currency borrowing on the swing line. The Amendment also permitted us to provide a cash deposit of up to $50 million in connection with one of our MasterCard programs. On November 6, 2012, we entered into a second amendment to the Credit Agreement to increase our total borrowing capacity from $900 million to $1.4 billion, comprised of an increase to the term loan from $300 million to $550 million and an increase to the revolving line of credit from $600 million to $850 million. In addition, we increased the accordion feature from $150 million to $250 million. The interest rates on the amended Credit Agreement did not change. On March 20, 2013, we entered into a third amendment to the Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added a designated borrower in Australia and another in New Zealand, with the ability to borrow in local currency and U.S. Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars.

The obligations of the Borrowers under the New Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, pursuant to a security agreement and includes a pledge of (i) 100% of the issued and outstanding equity interests owned by us of each Domestic Subsidiary and (2) 66% of the voting shares of the first-tier foreign subsidiaries, but excluding real property, personal property located outside of the United States, accounts receivables and related assets subject to the Securitization Facility and certain investments required under money transmitter laws to be held free and clear of liens. At December 31, 2014, we had $2.02 billion in borrowings outstanding on the term loan A, $250 million in borrowings outstanding on the term loan B, $595 million in borrowings outstanding on the domestic revolving A credit facility, and $53 million in borrowings outstanding on the foreign revolving A credit facility.

Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2014, the interest rate on the term loan A and domestic revolving A facility was 2.16%, the interest rate on the foreign revolving A facility was 2.50% and the interest rate on the term loan B facility was 3.75%. The rate on the unused credit facility was 0.40% for all facilities at December 31, 2014. There were no borrowings outstanding at December 31, 2014 on the foreign revolving B facility or the foreign swing line of credit.

The stated maturity dates for our term loan A, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for our term loan B. The term loans are payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made.

Our New Credit Agreement contains a number of negative covenants restricting, among other things, limitations on liens (with exceptions for our Securitization Facility) and investments, incurrence or guarantees of indebtedness, mergers, acquisitions, dissolutions, liquidations and consolidations, dispositions, dividends and other restricted payments and prepayments of other indebtedness. In particular, we are not permitted to make any restricted payments (which includes any dividend or other distribution) except that the we may declare and make dividend payments or other distributions to our stockholders so long as (i) on a pro forma basis both before and after the distribution the consolidated leverage ratio is not greater than 3.00:1.00 and we are in compliance with the financial covenants and (ii) no default or event of default shall exist or result therefrom. The New Credit Agreement also contains customary events of default. The New Credit Agreement includes financial covenants where the Company is required to maintain a consolidated leverage ratio to consolidated EBITDA of less than (i) 4.25 to 1.0 as of the end of any fiscal quarter prior to December 31, 2015; (ii) 4.00 to 1.0 as of any fiscal quarter after December 31, 2015 but on or prior to December 31, 2016; (iii) 3.75 to 1.0 as of any fiscal quarter after December 31, 2016 but on or prior to June 30, 2018; 3.50 to 1.0 as of any fiscal quarter after June 30, 2018; and a consolidated interest coverage ratio of no more than 4.00 to 1.0.

During 2014, we made principal payments of $496.9 million on the Existing term A loan, $50.0 million on the new Term B Loan $565 million on the domestic revolving A facility, $218.6 million on the foreign revolving A facility and $7.3 million on the foreign revolving B facility. As of December 31, 2014, we were in compliance with each of the covenants under the New Credit Agreement.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar ($9.4 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”). This facility is for purposes of funding the working capital needs of our acquired business, CardLink, in New Zealand. This facility matures on April 30, 2015. A line of credit charge accrues at a rate of 0.025% times the facility limit each month. Interest accrues on outstanding borrowings at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The New Zealand Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include compliance with certain financial ratios.

At December 31, 2014, we did not have an outstanding unpaid balance on this facility and we were in compliance with each of the covenants under the New Zealand Facility.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the Fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility in this report. The current purchase limit under the Securitization Facility is $1.2 billion.

On November 14, 2014, in order to finance a portion of the Comdata acquisition, the Company and certain of its subsidiaries entered into a Fifth Amended and Restated Receivables Purchase Agreement (the “New Receivables Purchase Agreement”), which amended and restated the Fourth Amended and Restated Receivables Purchase Agreement dated as of October 29, 2007 (as amended, the “Existing Receivables Purchase Agreement”), which was most recently amended on February 3, 2014, pursuant to the Tenth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement. Under the terms of the New Receivables Purchase agreement, the purchase limit was increased from $500 million to $1.2 billion, the term of the facility was extended to November 14, 2017, financial covenants and additional purchasers were added to the facility.

The Existing Receivables Purchase agreement was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date, for the eighth time on February 4, 2013 to extend the facility termination date, for the ninth time on September 25, 2013 to change a committed purchaser, and for the tenth time on February 3, 2014 to extend the facility termination date, change pricing and to return to prorated funding by participating banks. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.18% plus 0.90% and 0.17% plus 0.675% as of December 31, 2014 and 2013, respectively. The unused facility fee is payable at a rate of 0.40% and 0.30% per annum as of December 31, 2014 and 2013, respectively.

Under a related purchase and sale agreement, dated as of December 20, 2004, amended on July 7, 2008 and most recently amended on November 14, 2014 to include Comdata as an originator, between FleetCor Funding LLC, as purchaser, and certain of our subsidiaries, as originators, the receivables generated by the originators are deemed to be sold to FleetCor Funding LLC immediately and without further action upon creation of such receivables. At the request of FleetCor Funding LLC, as seller, undivided percentage ownership interests in the receivables are ratably purchased by the purchasers in amounts not to exceed their respective commitments under the facility. Collections on receivables are required to be made pursuant to a written credit and collection policy and may be reinvested in other receivables, may be held in trust for the purchasers, or may be distributed. Fees are paid to each purchaser agent for the benefit of the purchasers and liquidity providers in the related purchaser group in accordance with the Securitization Facility and certain fee letter agreements.

The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

We were in compliance with the financial covenant requirements related to our Securitization Facility as of December 31, 2014.

Assumed Debt

In connection with one of our 2013 acquisitions, we assumed debt of $164.1 million, which we paid off during 2013.

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $11.7 million, which are payable $6.6 million in 2015, $3.3 million in 2016 and $1.7 million in 2017. Also in connection with our acquisition of certain businesses, we have remaining contingent consideration payments to the respective sellers with estimated fair values totaling $43.5 million, which are payable $42.9 million in 2015 and $0.5 million in 2016. We made a contingent consideration payment on February 13, 2015, settling all amounts due in 2015 under these arrangements.

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

Through our merchant and network relationships we provide fuel, prepaid cards, vehicle maintenance, lodging, food, toll, and transportation related services to our customers. We derive revenue from our merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. Our net revenue consists of margin on sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of the product plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. We recognize revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. We have entered into agreements with major oil companies, petroleum marketers and leasing companies, among others, that specify that a transaction is deemed to be captured when we have validated that the transaction has no errors and have accepted and posted the data to our records.

We also derive revenue from customers and partners from a variety of program fees including transaction fees, card fees, network fees, report fees and other transaction-based fees which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. Such services are provided through proprietary networks or through the use of third-party networks. Transaction fees and other transaction-based fees generated from our proprietary networks and third-party networks are recognized at the time the transaction is captured. Card fees, network fees and program fees are recognized as we fulfill our contractual service obligations. In addition, we recognize revenue from late fees and finance charges. Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and service are provided.

We also charge our customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. We recognize fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of our businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. We have recorded $15.1 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income in 2014.

Our fiscal year ends on December 31. In certain of our U.K. businesses, we record the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2014 and 2012 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle. Fiscal year 2013 included 53 weeks for business reporting using a 4-4-5 accounting cycle.

We deliver both stored value cards and card-based services primarily in the form of gift cards. For multiple-deliverable customer contracts, stored value cards and card-based services are separated into two units of accounting. Store valued cards are generally recognized upon shipment to the customer. Card-based services are recognized when the card services are rendered.

Accounts receivable

As described above under the heading “Securitization Facility,” we maintain a $1.2 billion revolving trade accounts receivable Securitization Facility. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a evolving basis, to FleetCor Funding LLC, (Funding) a wholly-owned bankruptcy remote subsidiary (Conduit). In turn, Funding sells, without recourse, on a revolving basis, up to $1.2 billion of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit. Funding maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold to the conduit. Purchases by the conduit are financed with the sale of highly-rated commercial paper.

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

On November 14, 2014, in order to finance a portion of the Comdata acquisition, the Company and certain of its subsidiaries entered into a New Receivables Purchase Agreement. Under the terms of the New Receivables Purchase agreement, the purchase limit was increased from $500 million to $1.2 billion, the term of the facility was extended to November 14, 2017.

All foreign receivables are owned receivables and are not included in our receivable securitization program. At December 31, 2014 and 2013, there was $675 million and $349 million, respectively, of short-term debt outstanding under our Securitization Facility.

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

Impairment of long-lived assets and intangibles

We test our other long-lived assets for impairment in accordance with relevant authoritative guidance. We evaluate whether impairment indicators related to our property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with management’s intended actions. If the carrying amount exceeds the sum of the undiscounted future cash flows, we determine the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, we perform our testing of the asset group at the business-line level, as this is the lowest level for which identifiable cash flows are available.

We complete an asset impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. As deemed appropriate, we have performed a qualitative assessment of certain of our reporting units. In this qualitative assessment we individually considered the following items for each reporting unit where we determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.

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

We estimate the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Based on the goodwill asset impairment analysis performed quantitatively and qualitatively on October 1, 2014, we determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

We do not provide deferred taxes for the undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States in accordance with authoritative literature. We include any estimated interest and penalties on tax related matters in income tax expense.

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

Estimates of fair value are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include contingent consideration related to the performance of the acquired operations following the acquisition. Contingent consideration is recorded at estimated fair value at the date of the acquisition and is remeasured each reporting period, with any changes in fair value recorded in the consolidated statements of income. We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities.

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

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of our stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

For performance-based restricted stock awards and performance based stock option awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Adoption of New Accounting Standards

Foreign Currency

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated) or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This ASU is effective for us for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The adoption of this ASU did not have a material impact on results of operations, financial condition, or cash flows.

Unrecognized Tax Benefit When an NOL Exists

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which indicates that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for us for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The adoption of this ASU did not have a material impact on our results of operations, financial condition, or cash flows.

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

Going Concern

In August 2013, the FASB issued ASU 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires entities to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This ASU is effective for fiscal years ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, as it is disclosure based.

Discontinued Operations Reporting

In April 2014, the FASB issued an ASU 2014-08, “Discounted Operations Reporting” that changes the requirements for reporting discontinued operations. This update will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has a major effect on an entity’s operations and financial results. This update also expands the disclosures for discontinued operations, and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This new guidance becomes effective for us prospectively in the first quarter of 2015. This amended guidance will only have a potential impact to the extent that we discontinue any operations in future periods.

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This ASU is effective for us for fiscal years ending after December 15, 2016 and interim periods, with early adoption not permitted. We are currently evaluating the impact of the provisions of ASC 606.

Stock-Based Payment Awards with Performance Targets

In June 2014, the FASB issued ASU 2014-12, “Share-Based Payment Awards With Performance Targets That Are Attainable After the Requisite Service Period”, for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This new guidance becomes effective for us beginning in the first quarter of 2015, but early adoption is permitted. This new guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Contractual obligations

The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2014 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$41.6	$12.4	$15.4	$8.4	$5.4
Credit Facility	2,909.2	749.8	203.4	1,718.9	237.1
Contingent consideration agreements(b)	43.5	42.9	0.6	—	—
Deferred purchase price payments(b)	11.6	6.6	5.0	—	—
Other(b)	4.0	—	3.6	0.4	—
Securitization facility	675.0	675.0	—	—	—

Total	$3,684.9	$1,486.7	$228.0	$1,727.7	$242.5

(a)	Deferred income tax liabilities as of December 31, 2014 were approximately $815.2 million. Refer to Note 11 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs.
(b)	The long-term portion of contingent consideration agreements and deferred purchase price payments are included with ‘other debt’ in the detail of our debt instruments disclosed in Note 10 to our audited consolidated financial statements. To reconcile the amount of ‘other debt’ as disclosed in the footnote to the contractual obligations table above, the long-term portion of contingent consideration agreements and deferred purchase price payments should be combined with ‘other’.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues, net	$1,199,390	$895,171	$707,534
Merchant commissions	96,254	68,143	58,573

Total adjusted revenues	$1,103,136	$827,028	$648,961

Adjusted EBITDA

We have defined the non-GAAP measure adjusted EBITDA, as net income as reflected in our statement of income, adjusted to eliminate (a) interest expense, (b) tax expense, (c) depreciation of long-lived assets (d) amortization of intangible assets, (e) other expense (income), net (f) equity method investment loss and (g) loss on extinguishment of debt.

We use adjusted EBITDA as a basis to evaluate our operating performance net of the impact of certain non-core items during the period. We believe that adjusted EBITDA may be useful to investors to understanding our operating performance on a consistent basis. Adjusted EBITDA is not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income	$368,707	$284,501	$216,199
Provision for income taxes	144,236	119,068	94,591
Interest expense, net	28,856	16,461	13,017
Depreciation and amortization	112,361	72,737	52,036
Other (income) expense, net	(700)	602	1,121
Equity method investment loss	8,586	—	—
Loss on extinguishment of debt	15,764	—	—

Adjusted EBITDA	$677,810	$493,369	$376,964

Adjusted net income and adjusted net income per diluted share

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related share-based compensation awards, (b) amortization of deferred financing costs and intangible assets (c) amortization of the premium recognized on the purchase of receivables, (d) amortization of intangibles at our equity method investment, (e) loss on extinguishment of debt and (f) other non-cash adjustments.

We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.

We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired. Therefore, we have excluded amortization expense from adjusted net income. We believe that the effect of fair value adjustments resulting from acquisitions is not a key measure of our core operating performance. We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors to understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income	$368,707	$284,501	$216,199
Net income per diluted share	$4.24	$3.36	$2.52
Stock based compensation	37,649	26,676	19,275
Amortization of intangible assets	86,149	49,313	32,376
Amortization of premium on receivables	3,259	3,263	3,265
Amortization of deferred financing costs	2,796	3,276	2,279
Amortization of intangibles at equity method investment	7,982	—	—
Loss on extinguishment of debt	15,764	—	—
Other non-cash adjustments	(28,869)[2]	—	—

Total pre-tax adjustments	124,730	82,528	57,195
Income tax impact of pre-tax adjustments at the effective tax rate	(45,767)[1]	(24,349)	(17,410)

Adjusted net income	$447,670	$342,680	$255,984

Adjusted net income per diluted share	$5.15	$4.05	$2.99
Diluted shares	86,982	84,655	85,736

[1]	The effective tax rate used to calculate the income tax impact of pre-tax adjustments excludes the impact of a $9.5 million discrete tax benefit, as well as other non-cash adjustments and their related income tax expense.
[2]	Other non-cash adjustments are unusual items reflecting adjustments to purchase accounting entries for contingent consideration and tax indemnifications for our 2013 acquisitions of DB and VB in Brazil.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 44.3%, 48.5% and 43.4% of total revenue for the years ended December 31, 2014, 2013, and 2012, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2014 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2014 by approximately $27.8 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2013 and 2012 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2013 and 2012 by approximately $20.0 million and $12.8 million, respectively.

Interest rate risk

We are exposed to changes in interest rates on our cash investments and debt. We invest our excess cash either to pay down our Securitization Facility debt or in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Under our $3.355 billion Credit Facility, we have syndicated $2.02 billion and $300 million term loan agreements with a syndicate of term loan A and term loan B investors in the United States, respectively, as well as a revolving A credit facility of $1.0 billion and a revolving B credit facility of $35 million. Interest on amounts outstanding under the Credit Agreement bear interest, at our election, at the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio.

Prior to entering into our New Credit Agreement, we had borrowings outstanding under the Existing Credit Facility. On November 14, 2014, proceeds from our New Credit Agreement were used to retire our existing indebtedness under the Existing Credit Facility.

Under our previously Existing Credit Facility, we had a syndicated $550 million term loan agreement with a syndicate of term loan B investors in the United States, as well as a $850 million revolving credit facility. Interest on amounts outstanding under the previously Existing Credit Agreement bore interest, at our election, at the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio.

Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2014, 2013 and 2012, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by $2.9 million, $1.6 million and $1.3 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs and interest rate swap agreement. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FleetCor Technologies, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FleetCor Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pacific Pride Services, LLC, FleetCor Deutschland GmbH, and Comdata, Inc., which are included in the 2014 consolidated financial statements of FleetCor Technologies, Inc. and subsidiaries and constituted approximately $4.8 billion of total assets, as of December 31, 2014 and $77 million and $20 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of FleetCor Technologies, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Pacific Pride Services, LLC, FleetCor Deutschland GmbH, and Comdata, Inc.

In our opinion, FleetCor Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of FleetCor Technologies, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 2, 2015

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$477,069	$338,105
Restricted cash	135,144	48,244
Accounts receivable (less allowance for doubtful accounts of $23,842 and $22,416, respectively)	673,797	573,351
Securitized accounts receivable—restricted for securitization investors	675,000	349,000
Prepaid expenses and other current assets	74,889	40,062
Deferred income taxes	101,451	4,750

Total current assets	2,137,350	1,353,512

Property and equipment	135,062	111,100
Less accumulated depreciation and amortization	(61,499)	(57,144)

Net property and equipment	73,563	53,956
Goodwill	3,811,862	1,552,725
Other intangibles, net	2,437,367	871,263
Equity method investment	141,933	—
Other assets	72,431	100,779

Total assets	$8,674,506	$3,932,235

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$716,676	$467,202
Accrued expenses	178,375	114,870
Customer deposits	492,257	182,541
Securitization facility	675,000	349,000
Current portion of notes payable and lines of credit	749,764	662,439
Other current liabilities	84,546	132,846

Total current liabilities	2,896,618	1,908,898

Notes payable and other obligations, less current portion	2,168,953	474,939
Deferred income taxes	815,169	249,504
Other noncurrent liabilities	40,629	55,001

Total noncurrent liabilities	3,024,751	779,444

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized, 119,771,155 shares issued and 91,662,043 shares outstanding at December 31, 2014; and 118,206,262 shares issued and 82,471,770 shares outstanding at December 31, 2013	120	117
Additional paid-in capital	1,852,442	631,667
Retained earnings	1,403,905	1,035,198
Accumulated other comprehensive loss	(156,933)	(47,426)
Less treasury stock (28,109,112 shares at December 31, 2014 and 35,734,492 shares at December 31, 2013)	(346,397)	(375,663)

Total stockholders’ equity	2,753,137	1,243,893

Total liabilities and stockholders’ equity	$8,674,506	$3,932,235

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Share Amounts)

	Year Ended December 31
	2014	2013	2012
Revenues, net	$1,199,390	$895,171	$707,534
Expenses:
Merchant commissions	96,254	68,143	58,573
Processing	173,337	134,030	115,446
Selling	75,527	57,346	46,429
General and administrative	205,963	142,283	110,122
Depreciation and amortization	112,361	72,737	52,036
Other operating, net	(29,501)	—	—

Operating income	565,449	420,632	324,928

Other (income) expense, net	(700)	602	1,121
Equity method investment loss	8,586	—	—
Interest expense, net	28,856	16,461	13,017
Loss on early extinguishment of debt	15,764	—	—

Total other expense	52,506	17,063	14,138

Income before income taxes	512,943	403,569	310,790
Provision for income taxes	144,236	119,068	94,591

Net income	$368,707	$284,501	$216,199

Earnings per share:
Basic earnings per share	$4.37	$3.48	$2.59

Diluted earnings per share	$4.24	$3.36	$2.52

Weighted average shares outstanding:
Basic weighted average shares outstanding	84,317	81,793	83,328

Diluted weighted average shares outstanding	86,982	84,655	85,736

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31
	2014	2013	2012
Net income	$368,707	$284,501	$216,199
Other comprehensive (loss) income:
Foreign currency translation adjustment (loss) gain, net of tax	(109,507)	(44,080)	10,370

Total other comprehensive (loss) income	(109,507)	(44,080)	10,370

Total comprehensive income	$259,200	$240,421	$226,569

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2011	$114	$466,203	$534,498	$(175,663)	$(13,716)	$811,436
Net income	—	—	216,199	—	—	216,199
Other comprehensive income from currency exchange, net of tax of $0	—	—	—	—	10,370	10,370

Total comprehensive income						226,569
Repurchase of common stock	—	—	—	(200,000)	—	(200,000)
Issuance of common stock	2	75,815	—	—	—	75,817

Balance at December 31, 2012	116	542,018	750,697	(375,663)	(3,346)	913,822
Net income	—	—	284,501	—	—	284,501
Other comprehensive loss from currency exchange, net of tax of $186	—	—	—	—	(44,080)	(44,080)

Total comprehensive income						240,421
Issuance of common stock	1	89,649	—	—	—	89,650

Balance at December 31, 2013	117	631,667	1,035,198	(375,663)	(47,426)	1,243,893
Net income	—	—	368,707	—	—	368,707
Other comprehensive loss from currency exchange, net of tax of $4	—	—	—	—	(109,507)	(109,507)

Total comprehensive income						259,200
Issuance of treasury stock	—	1,096,698	—	29,266	—	1,125,964
Issuance of common stock	3	124,077	—	—	—	124,080

Balance at December 31, 2014	$120	$1,852,442	$1,403,905	$(346,397)	$(156,933)	$2,753,137

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2014	2013	2012
Operating activities
Net income	$368,707	$284,501	$216,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,097	16,885	14,116
Stock-based compensation	37,649	26,676	19,275
Provision for losses on accounts receivable	24,412	18,867	21,896
Amortization of deferred financing costs	2,796	3,276	2,279
Loss on extinguishment of debt	15,764	—	—
Amortization of intangible assets	86,149	49,313	32,376
Amortization of premium on receivables	3,259	3,263	3,265
Deferred income taxes	(41,716)	(5,453)	(3,337)
Equity method investment loss	8,586	—	—
Fair value adjustment for contingent consideration arrangements	(27,501)	—	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	6,625	5,430	2,088
Accounts receivable	246,465	(45,005)	(71,102)
Prepaid expenses and other current assets	2,820	(74)	(6,847)
Other assets	12,455	38,906	(46,553)
Excess tax benefits related to stock-based compensation	(56,790)	(32,535)	(29,355)
Accounts payable, accrued expenses, and customer deposits	(102,443)	11,635	(18,840)

Net cash provided by operating activities	608,334	375,685	135,460

Investing activities
Acquisitions, net of cash acquired	(2,567,017)[1]	(728,343)	(190,447)
Purchases of property and equipment	(27,070)	(20,785)	(19,111)

Net cash used in investing activities	(2,594,087)	(749,128)	(209,558)

Financing activities
Excess tax benefits related to stock-based compensation	56,790	32,535	29,355
Repurchase of common stock	—	—	(200,000)
Proceeds from issuance of common stock	29,641	30,438	27,187
Borrowings on securitization facility, net	326,000	51,000	18,000
Deferred financing costs paid	(43,943)	(1,970)	(3,776)
Proceeds from notes payable	2,320,000	—	250,000
Principal payments on notes payable	(546,875)	(28,125)	(30,414)
Borrowings from revolver- A Facility	807,330	783,663	455,000
Payments on revolver- A Facility	(783,600)	(261,516)	(480,000)
Borrowings from foreign revolver- B Facility	—	16,715	—
Payments on foreign revolver- B Facility	(7,337)	(8,552)	—
Payments on acquired debt	—	(164,083)	—
Borrowings from swing line of credit, net	4,990	—	(1,874)
Other	(731)	(14,380)	(1,490)

Net cash provided by financing activities	2,162,265	435,725	61,988

Effect of foreign currency exchange rates on cash	(37,548)	(7,826)	10,600

Net increase (decrease) in cash	138,964	54,456	(1,510)
Cash and cash equivalents at beginning of year	338,105	283,649	285,159

Cash and cash equivalents at end of year	$477,069	$338,105	$283,649

Supplemental cash flow information
Cash paid for interest	$29,098	$25,886	$14,760

Cash paid for income taxes	$79,124	$99,308	$38,169

[1]	Amounts reported in acquisitions and investment, net of cash acquired, includes debt assumed and immediately repaid in acquisitions.

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014

1. Description of Business

FleetCor Technologies Inc. and its subsidiaries (the Company) is a leading independent global provider of fuel cards, commercial payment and data solutions, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. The Company’s payment programs enable its customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. The Company also provides a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments.

The Company provides its payment products and services in a variety of combinations to create customized payment solutions for customers and partners. The Company sells a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. The Company refers to these major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and other referral partners with whom we have strategic relationships as our “partners.” The Company provides customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations.

The Company supports our products with specialized issuing, processing and information services that enables the Company to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. In order to deliver payment programs and services and process transactions, the Company owns and operates proprietary “closed-loop” networks through which the Company electronically connects to merchants and captures, analyzes and reports customized information in North America and internationally. The Company also uses third-party networks to deliver payment programs and services in order to broaden card acceptance and use. To support our payment products, the Company also provides a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs. Depending on customer’s and partner’s needs, the Company provides these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.

The Company’s reportable segments, North America and International, reflect the Company’s global organization. In North America, the Company sells a fuel card product, commercial payment and data solutions, as well as a fleet telematics offering, which allows customers to track the location of mobile workers in field-based businesses, primarily to small and mid-sized fleets, as well as over-the-road trucking fleets. The Company also provides lodging and transportation management services in North America. In its International segment, the Company provides small and mid-sized fleets with fuel cards to control and manage spending. Additionally, the Company provides a similar fuel product in its International segment to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, that when utilized at the fueling site and by the vehicle, significantly reduces the likelihood of unauthorized and fraudulent transactions and allows fleet owners to monitor and control fuel consumption. The Company also provides a vehicle maintenance service offering in its International segment that helps fleet customers to better manage their vehicle maintenance, service, and repair needs. Furthermore, the Company also provides prepaid fuel, transportation, toll and food vouchers and cards internationally that may be used as a form of payment in restaurants, grocery stores, gas stations, public transportation and toll roads.

In 2014, the Company processed approximately 652 million transactions on our proprietary networks and third-party networks (which includes approximately 270 million transactions related to our SVS product, acquired with Comdata).

2. Summary of Significant Accounting Policies

Revenue Recognition and Presentation

Revenue is derived from the Company’s merchant and network relationships as well as from customers and partners. The Company recognizes revenue on fees generated through services to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and records revenue net of the wholesale cost of the underlying products and services based on the following: (i) the Company is not the primary obligor in the arrangement and is not responsible for fulfillment and the acceptability of the product; (ii) the Company has no inventory risk, does not bear the risk of product loss and does not make any changes to the product or have any involvement in the product specifications; (iii) the Company does not have significant latitude with respect to establishing the price for the product (predominantly fuel) and (iv) the amount the Company earns for services is fixed, within a limited range.

Through the Company’s merchant and network relationships the Company provides fuel, prepaid cards, vehicle maintenance, lodging, food, toll, and transportation related services to our customers. The Company derives revenue from its merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. The Company’s net revenue consists of margin on sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of the product plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price the Company pays to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. The Company recognizes revenue from merchant and network relationships when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company has entered into agreements with major oil companies, petroleum marketers and leasing companies, among others, that specify that a transaction is deemed to be captured when we have validated that the transaction has no errors and have accepted and posted the data to the Company’s records.

The Company also derives revenue from customers and partners from a variety of program fees including transaction fees, card fees, network fees, report fees and other transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. Such services are provided through proprietary networks or through the use of third-party networks. Transaction fees and other transaction-based fees generated from the Company’s proprietary networks and third-party networks are recognized at the time the transaction is captured. Card fees, network fees and program fees are recognized as the Company fulfills its contractual service obligations. In addition, the Company recognizes revenue from late fees and finance charges. Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided.

The Company also charges its customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. The Company recognizes fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. The Company has recorded $15.1 million and $9.3 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income for the year ended December 31, 2014 and 2013, respectively.

The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2014 and 2012 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle. Fiscal year 2013 included 53 weeks for business reporting using a 4-4-5 accounting cycle.

The Company delivers both stored value cards and card-based services primarily in the form of gift cards. For multiple-deliverable customer contracts, stored value cards and card-based services are separated into two units of accounting. Store valued cards are generally recognized upon shipment to the customer. Card-based services are recognized when the card services are rendered.

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

Estimates of fair value are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include contingent consideration related to the performance of the acquired operations following the acquisition. Contingent consideration is recorded at estimated fair value at the date of the acquisition, and is remeasured each reporting period, with any changes in fair value recorded in the consolidated statements of income. The Company estimates the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities.

Impairment of Long-Lived Assets and Intangibles

The Company tests its long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or asset group. The sum of the undiscounted future cash flows attributable to the asset or asset group is compared to its carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with management’s intended actions. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the business-line level, as this is the lowest level for which identifiable cash flows are available.

The Company completes an asset impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. The Company, as appropriate, has performed a qualitative assessment of certain of its reporting units. In this qualitative assessment, the Company individually considered the following items for each reporting unit where the Company determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.

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

The Company estimated the fair value of its reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The Company discounted the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Based on the goodwill asset impairment analysis performed quantitatively and qualitatively on October 1, 2014, the Company determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $17.7 million, $12.8 million and $10.6 million in 2014, 2013 and 2012, respectively. Amortization expense for software totaled $9.2 million, $7.3 million and $5.7 million in 2014, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. The Company evaluates on a quarterly basis whether it is more likely than not that its deferred tax assets will be realized in the future and concludes whether a valuation allowance must be established.

The Company does not provide deferred taxes for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States in accordance with authoritative literature. The Company includes any estimated interest and penalties on tax related matters in income tax expense.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange gain of $1.4 million for the year ended December 31, 2014 and a foreign exchange loss for each of the years ended December 31, 2013 and 2012 of $0.4 million, respectively, which are recorded within other income, net in the Consolidated Statements of Income.

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

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions ranging from one to six years. The fair value of restricted stock shares based on performance is based on the grant date fair value of the Company’s stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

For performance-based restricted stock awards and performance based stock option awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.

Deferred Financing Costs/Debt Discounts

Costs incurred to obtain financing, net of accumulated amortization, are amortized over the term of the related debt, using the effective interest method. In November 2014, the Company expensed $15.8 million and capitalized $9.2 million of debt issuance costs associated with the refinancing of its Credit Facility. At December 31, 2014 and 2013, the Company had net deferred financing costs of $23.2 million and $6.8 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.

Accounts Receivable

The Company maintains a $1.2 billion revolving trade accounts receivable Securitization Facility. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FleetCor Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $1.2 billion of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.

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

On November 14, 2014, the Company extended the term of its asset securitization facility to November 14, 2017. The Company capitalized $3.1 million in deferred financing fees in connection with this extension.

The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2014	2013
Gross domestic accounts receivables	$330,466	$107,627
Gross domestic securitized accounts receivable	675,000	349,000
Gross foreign receivables	367,173	488,140

Total gross receivables	1,372,639	944,767
Less allowance for doubtful accounts	(23,842)	(22,416)

Net accounts and securitized accounts receivable	$1,348,797	$922,351

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Allowance for doubtful accounts beginning of year	$22,416	$19,463	$15,315
Add:
Provision for bad debts	24,412	18,867	21,896
Less:
Write-offs	(22,986)	(15,914)	(17,748)

Allowance for doubtful accounts end of year	$23,842	$22,416	$19,463

All foreign receivables are Company owned receivables and are not included in the Company’s receivable securitization program. At December 31, 2014 and 2013, there was $675 million and $349 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

Purchase of Receivables

The Company recorded a premium on the purchase of receivables in prior years, which represented the amount paid in excess of the fair value of the receivables at the time of purchase. This premium is included in other long-term assets in the Consolidated Balance Sheets and is being amortized over its remaining useful life. At December 31, 2014 and 2013, the remaining net premium on the purchase of receivables was $13.2 million and $16.4 million, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense were $14.4 million, $12.3 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Adoption of New Accounting Standards

Foreign Currency

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated) or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This ASU is effective for the Company for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The adoption of this ASU did not have a material impact on results of operations, financial condition, or cash flows.

Unrecognized Tax Benefit When an NOL Exists

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which indicates that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for the Company for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013. The adoption of this ASU did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Going Concern

In August 2013, the FASB issued ASU 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires entities to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This ASU is effective for fiscal years ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, as it is disclosure based.

Discontinued Operations Reporting

In April 2014, the FASB issued an ASU 2014-08, “Discounted Operations Reporting” that changes the requirements for reporting discontinued operations. This update will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has a major effect on an entity’s operations and financial results. This update also expands the disclosures for discontinued operations, and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This new guidance becomes effective for the Company prospectively in the first quarter of 2015. This amended guidance will only have a potential impact to the extent that the Company discontinues any operations in future periods.

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This ASU is effective for the Company for fiscal years ending after December 15, 2016 and interim periods, with early adoption not permitted. The Company is currently evaluating the impact of the provisions of ASC 606.

Stock-Based Payment Awards with Performance Targets

In June 2014, the FASB issued ASU 2014-12, “Share-Based Payment Awards With Performance Targets That Are Attainable After the Requisite Service Period”, for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This new guidance becomes effective for the Company beginning in the first quarter of 2015, but early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2014 and 2013, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Repurchase agreements	$196,616	$—	$196,616	$—
Money market	50,000	—	50,000	—
Certificates of deposit	3,570	—	3,570	—

Total cash equivalents	$250,186	$—	$250,186	$—

Liabilities:
Acquisition related contingent consideration	$43,486	$—	$—	$43,486
December 31, 2013
Assets:
Repurchase agreements	$162,126	$—	$162,126	$—
Certificates of deposit	9,038	—	9,038	—

Total cash equivalents	$171,164	$—	$171,164	$—

Liabilities:
Acquisition related contingent consideration	$80,476	$—	$—	$80,476

The Company has highly liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments, the carrying value approximates fair value.

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during 2014 and 2013.

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

4. Stock Transactions

Common Stock

On November 26, 2012, the Company entered into a stock repurchase agreement (the “Repurchase Agreement”) with investment funds associated with Summit Partners and Bain Capital (the “Repurchase Stockholders”), related party affiliates, to repurchase up to $200,000,000 of the Company’s common stock directly from the Repurchase Stockholders (the “Share Repurchase”) in a private transaction at a price per share equal to the price paid by the underwriter in the underwritten secondary offering announced on November 26, 2012 by the Company.

On December 3, 2012, the Company repurchased approximately 3.9 million shares of its common stock from the Repurchase Stockholders at $51.91 per share. The repurchase of shares from the Repurchase Stockholders was approved pursuant to the Company’s policy regarding related party transactions. The Company funded the Share Repurchase with borrowings under its credit facilities. The repurchased shares are included with Treasury Stock within the Consolidated Balance Sheets.

On November 14, 2014, FleetCor acquired all of Comdata’s outstanding shares for a total payment of $3.42 billion, net of cash acquired, which included cash consideration of $2.4 billion and the issuance of 7,625,380 shares of FleetCor’s common stock from treasury shares to the former shareholders of Comdata.

5. Share Based Compensation

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Equity Compensation Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares for the years ended December 31, 2014, 2013 and 2012, respectively. On May 13, 2013, the Company’s stockholders authorized an increase of 6,500,000 shares of common stock available for grant pursuant to the 2010 Equity Compensation Plan. Giving effect to this increase, there were 5,180,697 additional shares remaining available for grant under the Plans at December 31, 2014.

The table below summarizes the expense related to share-based payments for the years ended December 31 (in thousands):

	2014	2013	2012
Stock options	$13,267	$11,677	$10,341
Restricted stock	24,382	14,999	8,934

Stock-based compensation	$37,649	$26,676	$19,275

The tax benefits recorded on stock based compensation were $13.0 million, $9.8 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2014:

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$70,502	2.05
Restricted stock	37,692	1.56

Total	$108,194

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

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2011	8,341	$15.51	4,394	$10.13		$119,802
Granted	1,223	36.94			$10.82
Exercised	(2,925)	9.38				129,488
Forfeited	(74)	20.43

Outstanding at December 31, 2012	6,565	22.17	2,666	14.71		206,636
Granted	307	80.77			23.00
Exercised	(1,425)	21.13				136,807
Forfeited	(116)	28.68

Outstanding at December 31, 2013	5,331	25.68	2,589	16.57		487,673
Granted	1,544	135.16			$42.77
Exercised	(1,429)	20.75				182,904
Forfeited	(315)	41.72

Outstanding at December 31, 2014	5,131	$58.71	2,370	$21.75		$461,770
Vested and expected to vest at December 31, 2014	5,131	$58.71

The following table summarizes information about stock options outstanding at December 31, 2014 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$5.20 – 6.548	9	—	9
10.00 – 14.00	803	—	803
18.00 – 23.00	1,515	0.56	996
27.83 – 34.72	190	0.83	86
35.04 – 40.65	974	1.49	447
47.63 – 58.02	24	1.91	—
74.99 – 111.09	325	2.70	29
115.45 – 149.68	1,291	3.17	—

	5,131		2,370

The aggregate intrinsic value of options exercisable at December 31, 2014 was $300.9 million. The weighted average remaining contractual term of options exercisable at December 31, 2014 was 5.7 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31 as follows:

	2014	2013	2012
Risk-free interest rate	1.24%	0.76%	0.59%
Dividend yield	—	—	—
Expected volatility	34.61%	34.95%	36.49%
Expected life (in years)	3.90	4.00	4.00

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options.

The Company utilizes the volatility of the share price of the Company’s common stock to estimate the volatility assumption for the Black-Scholes option pricing model.

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant.

The weighted-average remaining contractual life for options outstanding was 6.9 and 6.7 years at December 31, 2014 and 2013, respectively.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of the shares is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions ranging from one to four years. The fair value of restricted stock shares based on performance is based on the grant date fair value of the Company’s stock.

The fair value of restricted stock shares granted with performance based market conditions was estimated using the Monte Carlo option pricing model with the following assumptions during 2013. There were no restricted stock shares granted based with performance based market conditions in 2014 and 2012.

2013
Risk-free interest rate	0.42%
Dividend yield	—
Expected volatility	30.00%
Expected life (in years)	1.75

The risk-free interest rate and volatility assumptions were calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	840	23.15
Granted	131	41.69
Cancelled	(25)	33.49
Issued	(474)	22.05

Outstanding at December 31, 2012	472	28.98
Granted	358	92.16
Cancelled	(31)	35.42
Issued	(165)	30.93

Outstanding at December 31, 2013	634	67.83
Granted	467	146.12
Cancelled	(76)	31.48
Issued	(309)	74.56

Outstanding at December 31, 2014	716	$121.38

6. Acquisitions

2014 Acquisitions

During 2014, the Company completed acquisitions with an aggregate purchase price of $3.67 billion, net of cash acquired of $165.8 million.

Equity Method Investment in Masternaut

On April 28, 2014, the Company completed an equity method investment in Masternaut Group Holdings Limited (“Masternaut”), Europe’s largest provider of telematics solutions to commercial fleets. The Company owns 44% of the outstanding equity of Masternaut. This investment is included in “Equity method investment” in the Company’s consolidated balance sheets.

Comdata

On November 14, 2014, the Company acquired Comdata Inc. (“Comdata”) from Ceridian LLC, a portfolio company of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Fidelity National Financial Inc. (NYSE: FNF), for $3.42 billion, net of cash acquired. Comdata is a business-to-business provider of innovative electronic payment solutions. As an issuer and a processor, Comdata provides fleet, virtual card and gift card solutions. This acquisition will complement the Company’s current fuel card business in the U.S. and add a new product with the virtual payments business. FleetCor financed the acquisition with approximately $2.4 billion of new debt and the issuance of approximately 7.6 million shares of FleetCor common stock, including amounts applied at the closing to the repayment of Comdata’s debt. Results from the acquired business have been reported in the Company’s North America segment since the date of acquisition. This acquisition resulted in $69.8 million of revenues, net and $19.1 million of net loss during 2014.

The following table summarizes the preliminary allocation of the purchase price for Comdata (in thousands):

Restricted cash	$93,312
Trade and other receivables	637,242
Prepaid expenses and other	16,077
Property and equipment	17,984
Goodwill	2,269,743
Other intangible assets	1,630,700
Notes and other liabilities assumed	(802,112)
Deferred tax liabilities	(435,830)
Other long term liabilities	(6,841)

Aggregate purchase prices	$3,420,275

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	20	$1,269,700
Trade names and trademarks—indefinite	N/A	237,100
Software	4 – 7	123,300
Non-competes	3	600

		$1,630,700

The purchase price allocation related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets, income taxes, certain acquired contingencies and the working capital adjustment period remains open. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Comdata and assembled workforce. The goodwill acquired with this business is not deductible for tax purposes.

The following unaudited pro forma statements of income for the years ended December 31, 2014 and 2013 have been prepared to give effect to the Comdata acquisition described above assuming that it occurred on January 1, 2013. The pro forma statements of income are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had this transaction actually occurred at the beginning of the periods presented, nor do they intend to be a projection of future results of operations. The pro forma statements of income have been prepared from the Company’s and Comdata’s historical audited consolidated statements of income for the years ended December 31, 2014 and 2013.

The pro forma information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including without limitations, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of Comdata’s tangible and intangible assets resulting from the acquisition. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations.

	Pro forma statements of income for the year ended December 31 (unaudited) (in thousands except per share data)
	2014	2013
Income statement data:
Revenues, net	$1,715,090	$1,430,463
Income before income taxes	594,746	364,582
Net income	421,693	226,667
Earnings per share:
Basic	$4.64	$2.53
Diluted	4.51	2.46
Weighted average shares outstanding:
Basic	90,940	89,418
Diluted	93,604	92,280

Pro forma net income for 2013 at Comdata includes the impact of a nonrecurring $100.0 million legal settlement.

Other

During 2014, the Company has also acquired Pacific Pride, a U.S. fuel card business, and a fuel card portfolio from Shell in Germany. The following table summarizes the preliminary allocation of the purchase price for these remaining acquisitions during 2014 (in thousands):

Trade and other receivables	$62,260
Prepaid expenses and other	232
Property and equipment	71
Goodwill	32,833
Other intangible assets	48,343
Notes and other liabilities assumed	(66,524)

Aggregate purchase prices	$77,215

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	14 –20	$15,943
Trade names and trademarks—indefinite	N/A	2,900
Franchisee Agreements	20	29,500

		$48,343

The purchase price allocation related to these acquisitions is preliminary as the Company is still completing the valuation for intangible assets and certain acquired contingencies and the working capital adjustment period remains open. These other business acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

The Company incurred and expensed acquisition related costs of $29.2 million in 2014, which are included within general and administrative expenses in the Consolidated Statement of Income for the year ended December 31, 2014.

2013 Acquisitions

During 2013, the Company completed acquisitions with an aggregate purchase price of $839.3 million, net of cash acquired of $35.6 million, which included deferred payments of $36.8 million and the estimated fair value of contingent consideration of $83.1 million. During 2014, the Company made deferred payments of purchase price related to 2013 acquisitions of $23.2 million.

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

During 2014, the Company recorded adjustments to the estimated fair value of contingent consideration of $28.1 million, based on actual results of the business, which included the impact of an unfavorable tax judgment against VB during the fourth quarter of 2014. Adjustments are recorded within other operating, net within our consolidated statements of income. At December 31, 2014, the Company has recorded $42.9 million of contingent consideration, which was paid on February 13, 2015.

Fleet Card

On March 25, 2013, the Company acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. GE Capital’s “Fleet Card” is a multi-branded fuel card product with wide acceptance in fuel outlets and automotive service and repair centers across Australia. Through this transaction, the Company acquired the Fleet Card product, brand, acceptance network contracts, supplier contracts, and approximately one-third of the customer relationships with regards to fuel cards (together, “Fleet Card”). The remaining customer relationships were retained by Custom Fleet, and are comprised of companies which have commercial relationships with Custom Fleet beyond fueling, such as fleet management and leasing. The purpose of this acquisition was to establish the Company’s presence in the Australian marketplace. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill related to this acquisition is not deductible for tax purposes.

CardLink

On April 29, 2013, the Company acquired all of the outstanding stock of CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink provides a proprietary fuel card program with acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. With this transaction, the Company entered into a $12.0 million New Zealand dollar ($9.4 million) revolving line of credit, which will be used to fund the working capital needs of the CardLink business. The purpose of this acquisition was to enter the Australia and New Zealand regions and follows the Company’s recent purchase of GE Capital’s Fleet Card business in Australia. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill related to this acquisition is not deductible for tax purposes.

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

Epyx

On October 1, 2013, the Company acquired all of the outstanding stock of Epyx, a provider to the fleet maintenance, service and repair marketplace in the UK. Epyx provides an internet based system and a vehicle repair network service garages to fleet operators in the UK. The Epyx service helps its customers better manage their vehicle maintenance, service, and repair needs. The Epyx service automates repair authorization, schedules service appointments, controls costs, and simplifies overall vehicle service administration. Epyx earns transaction fees on each of the millions of service incidents that it supports each year. The purpose of this acquisition is to allow the Company to extend beyond fleet fueling, in the UK marketplace, to fleet maintenance services, a complementary service to existing fleet customers. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

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

NexTraq

On October 17, 2013, the Company acquired all of the outstanding stock of NexTraq, a U.S. based provider of telematics solutions to small and mid-sized businesses. NexTraq provides fleet operators with an internet based system that enhances workforce productivity through real time vehicle tracking, route optimization, job dispatch, and fuel usage monitoring. The purpose of this acquisition is to provide the Company with a cross marketing opportunity due to the similarity of the commercial fleet customer base. Results from the acquired business have been reported in the Company’s North America segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

2013 Totals

The following table summarizes the preliminary allocation of the purchase price for all acquisitions during 2013 (in thousands):

Trade and other receivables	$71,767
Prepaid expenses and other	12,151
Property and equipment	5,791
Other long term assets	53,737
Goodwill	641,361
Other intangible assets	473,000
Notes and other liabilities assumed	(284,974)
Deferred tax liabilities	(83,470)
Other long term liabilities	(50,092)

Aggregate purchase prices	$839,271

Intangible assets allocated in connection with the purchase price allocations consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	3 – 20	$357,260
Trade names and trademarks—indefinite	N/A	46,900
Trade names and trademarks	15	200
Merchant network	10	16,750
Software	3 – 10	36,890
Non-competes	5	15,000

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

In connection with 2013 acquisitions, the Company has uncertain tax positions aggregating $11.3 million and contingent liabilities aggregating $49.2 million. The Company has been indemnified by the respective sellers for a portion of these acquired liabilities. As a result, an indemnification asset of $45.3 million was recorded. The reasonably possible range of acquisition related contingent liabilities that the Company estimates would be incurred is $60.4 million at the low end of the range to $89.6 million at the high end of the range.

2012 Acquisitions

During 2012, the Company completed several foreign acquisitions with an aggregate purchase price of $207.4 million, net of cash acquired, which includes deferred payments of $11.3 million and contingent consideration payments of $4.9 million. The Company has estimated the fair value of remaining payments related to this contingent consideration of $0.5 million at December 31, 2014.

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

The purchase price is net of cash and cash equivalents acquired, totaling $1.9 million, and also included deferred payments of $11.3 million and a contingent consideration of $4.9 million.

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

7. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2013	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2014
Segment
North America	$366,594	$2,290,657	$2,166	$—	$2,659,417
International	1,186,131	11,918	(7,361)	(38,243)	1,152,445

	$1,552,725	$2,302,575	$(5,195)	$(38,243)	$3,811,862

	December 31, 2012	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2013
Segment
North America	$276,714	$89,880	$—	$—	$366,594
International	649,895	556,676	80	(20,520)	1,186,131

	$926,609	$646,556	$80	$(20,520)	$1,552,725

Goodwill and other intangible asset purchase price adjustments in 2014 and 2013 are related to working capital adjustments in prior year foreign acquisitions. At December 31, 2014 and 2013, approximately $387.9 million and $412.7 million of the Company’s goodwill is deductible for tax purposes, respectively. Purchase priced adjustments recorded in 2014 are a result of the Company completing the purchase price allocations and working capital adjustment periods for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2014			2013
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	15.1	$2,139,339	$(205,365)	$1,933,974	$850,809	$(134,998)	$715,811
Trade names and trademarks	indefinite	337,467	—	337,467	99,690	—	99,690
Trade names and trademarks	15.0	3,332	(1,847)	1,485	3,341	(1,635)	1,706
Software	5.0	174,507	(21,511)	152,996	47,778	(9,090)	38,688
Non-compete agreements	5.6	17,724	(6,279)	11,445	18,499	(3,131)	15,368

Total other intangibles		$2,672,369	$(235,002)	$2,437,367	$1,020,117	$(148,854)	$871,263

Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012, was $86.1 million, $49.3 million and $32.4 million, respectively.

The future estimated amortization of intangibles at December 31, 2014 is as follows (in thousands):

2015	$159,990
2016	160,074
2017	156,908
2018	153,232
2019	137,495
Thereafter	1,332,201

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2014	2013
Computer hardware and software	3 to 7	$100,383	$78,460
Card-reading equipment	5	13,066	12,649
Furniture, fixtures, and vehicles	3 to 6	10,319	9,420
Buildings and improvements	10 to 30	11,294	10,571

Property, plant and equipment, gross		135,062	111,100
Less: accumulated depreciation		(61,499)	(57,144)

Property, plant and equipment, net		$73,563	$53,956

Depreciation expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 was $21.1 million $16.9 million and $14.1 million, respectively. Depreciation expense includes $9.2 million, $7.3 million and $5.7 million, for capitalized computer software costs for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company had unamortized computer software costs of $33.0 million and $24.6 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2014	2013
Accrued bonuses	$7,677	$7,912
Accrued interest	3,558	314
Accrued payroll and severance	19,958	3,640
Accrued taxes	28,974	63,202
Accrued commissions/rebates	40,991	1,734
Other	77,217	38,068

	$178,375	$114,870

Prior year figures have been reclassified to conform to current year presentation.

10. Debt

The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2014	2013
Term note payable—domestic(a), net of discounts	$2,261,005	$496,875
Revolving line of credit A Facility—domestic(a)	595,000	425,000
Revolving line of credit A Facility—foreign(a)	53,204	202,839
Revolving line of credit B Facility—foreign(a)	—	7,099
Revolving line of credit—New Zealand(c)	—	—
Other debt(d)	9,508	5,565

Total notes payable and other obligations	2,918,717	1,137,378
Securitization facility(b)	675,000	349,000

Total notes payable, credit agreements and Securitization Facility	$3,593,717	$1,486,378

Current portion	$1,424,764	$1,011,439
Long-term portion	2,168,953	474,939

Total notes payable, credit agreements and Securitization Facility	$3,593,717	$1,486,378

(a)

On October 24, 2014, the Company entered into a new $3.355 billion Credit Agreement (the New Credit Agreement), which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The New Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Proceeds from the New Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2014, the interest rate on the term loan A and domestic revolving A facility was 2.16%, the interest rate on the foreign revolving A facility was 2.50% and the interest rate on the term loan B facility was 3.75%. The unused credit facility was 0.40% for all facilities at December 31, 2014. The stated maturity date for the term loan A, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The term loans are payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. There were no borrowings outstanding at December 31, 2014 on the foreign revolving B facility or the foreign swing line of credit. The New Credit Agreement replaced the Existing Credit Agreement, which was entered into on June 22, 2011. On March 20, 2013, the Company entered into a third amendment to the Existing Credit Agreement to extend the term of the facility for an additional five years from the amendment date, with a new maturity date of March 20, 2018, separated the revolver into two tranches (a $815 million Revolving A facility and a $35 million Revolving B facility), added a designated borrower in Australia and another in New Zealand with the ability to borrow in local currency and US Dollars under the Revolving B facility and removed a cap to allow for additional investments in certain business relationships. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. On November 14, 2014 in order to finance a portion of the Comdata Acquisition and to refinance the Company’s Existing Credit Agreement, the Company made initial borrowings under the New Credit Agreement. The Company has unamortized debt discounts of $7.6 million related to the term A facility and $1.4 million related to the term B facility at December 31, 2014. The effective interest rate incurred on term loans as 2.78% during 2014, related to the discount on debt.

Principal payments of $546.9 million were made on the term loans during 2014.

(b)	The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended and restated for the Fifth time on November 14, 2014 in connection with the Comdata acquisition. The Securitization Facility was amended and restated to increase the commitments from $500 million to $1.2 billion, to extend the term of the facility to November 14, 2017, to add financial covenants and to add additional purchasers to the facility. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.18% plus 0.90% and 0.17% plus 0.675% as of December 31, 2014 and 2013, respectively. The unused facility fee is payable at a rate of 0.40% and 0.30% per annum as of December 31, 2014 and 2013, respectively. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)	In connection with the Company’s acquisition in New Zealand, the Company entered into a $12 million New Zealand dollar ($9.4 million) facility that is used for local working capital needs. This facility is a one year facility that matures on April 30, 2015. A line of credit charge of 0.025% times the facility limit is charged each month plus interest on outstanding borrowings is charged at the Bank Bill Mid-Market (BKBM) settlement rate plus a margin of 1.0%. The Company did not have an outstanding unpaid balance on this facility at December 31, 2014.
(d)	Other debt includes the long term portion of contingent consideration and deferred payments associated with certain of our businesses.

The Company was in compliance with all financial covenants at December 31, 2014.

The contractual maturities of the Company’s notes payable at December 31, 2014 are as follows (in thousands):

2015	$749,764
2016	109,582
2017	102,915
2018	203,131
2019	1,516,215
Thereafter	237,110

11. Income Taxes

Income before the provision for income taxes is attributable to the following jurisdictions (in thousands) for years ended December 31:

	2014	2013	2012
United States	$233,933	$205,033	$186,301
Foreign	279,010	198,536	124,489

Total	$512,943	$403,569	$310,790

The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$39,168	$72,909	$62,886
State	8,208	7,369	4,551
Foreign	55,144	46,026	29,551

Total current	102,520	126,304	96,988
Deferred:
Federal	41,814	(1,287)	2,295
State	(596)	130	417
Foreign	498	(6,079)	(5,109)

Total deferred	41,716	(7,236)	(2,397)

Total provision	$144,236	$119,068	$94,591

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the years ended December 31 due to the following (in thousands):

	2014		2013		2012
Computed “expected” tax expense	$179,530	35.00%	$141,249	35.00%	$108,777	35.00%
Changes resulting from:
Foreign income tax differential	(24,972)	(4.87)	(16,021)	(3.97)	(11,695)	(3.76)
State taxes net of federal benefits	4,492	0.88	4,744	1.18	3,858	1.24
Foreign-sourced nontaxable income	(8,128)	(1.59)	(11,967)	(2.97)	(8,840)	(2.84)
Other	(6,685)	(1.32)	1,063	0.26	2,491	0.76

Provision for income taxes	$144,236	28.10%	$119,068	29.50%	$94,591	30.40%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$7,434	$4,451
Accrued expenses not currently deductible for tax	5,610	—
Stock based compensation	16,405	12,022
Income tax credit	3,830	1,349
Net operating loss carry forwards	127,487	4,438
Fixed assets	3,483	4,135
Basis Difference In Equity Investment	3,262	—
Accrued Escheat	12,058	—
Other	9,385	541

Deferred tax assets before valuation allowance	188,954	26,936
Valuation allowance	(27,082)	(1,450)

Deferred tax assets, net	161,872	25,486

Deferred tax liabilities:
Property and equipment, principally due to differences between book and tax depreciation	(868)	(4,180)
Intangibles—including goodwill	(833,910)	(226,396)
Basis difference in investment in foreign subsidiaries	(23,128)	(25,145)
Other	(17,684)	(14,519)

Deferred tax liabilities	(875,590)	(270,240)

Net deferred tax liabilities	$(713,718)	$(244,754)

The Company’s deferred tax balances are classified in its balance sheets based on net current items and net non-current items as of December 31 as follows (in thousands):

	2014	2013
Current deferred tax assets and liabilities:
Current deferred tax assets	$101,451	$4,750
Long term deferred tax assets and liabilities:
Long term deferred tax assets	60,421	20,736
Long term deferred tax liabilities	(875,590)	(270,240)

Net long term deferred tax liabilities	(815,169)	(249,504)

Net deferred tax liabilities	$(713,718)	$(244,754)

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of certain stock options. To the extent realized tax deductions for options exceed the amount previously recognized as deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $56.8 million, $32.5 million and $29.4 million in the years ended 2014, 2013 and 2012, respectively.

At December 31, 2014, U.S. taxes were not provided on earnings of the Company’s foreign subsidiaries. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. If in the future these earnings are repatriated to the U.S, or if the Company determines that the earnings will be remitted in the foreseeable future, an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $865.8 million, $568.8 million and $388.3 million at December 31, 2014, 2013 and 2012, respectively. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The valuation allowance for deferred tax assets at December 31, 2014 and 2013 was $27.1 million and $1.5 million, respectively. The valuation allowance relates to foreign and state net operating loss carry forwards and foreign tax credit carry forwards. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $25.6 million and $0.1 million, respectively. The increase was primarily due to the state net operating loss carry forwards and foreign tax credit carry forwards acquired with Comdata in 2014.

As of December 31, 2014, the Company had a net operating loss carryforward for federal income tax purposes of $237.4 million that is available to offset federal taxable income through 2033. The Company had a net operating loss carryforwards for state income tax purposes of approximately $869.0 million that are available to offset future state taxable income through 2026. Additionally, the Company had $4.4 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years.

The Company recognizes interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which the Company believes it will ultimately prevail) within the provision for income taxes on continuing operations in the consolidated financial statements. This policy is a continuation of the Company’s policy prior to adoption of the guidance regarding uncertain tax positions. During 2014, 2013 and 2012, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $7.4 million, $8.8 million and $1.5 million, respectively.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2012. The statute of limitations has expired for years prior to 2010 for the Company’s Czech Republic income tax returns, 2011 for the Company’s Russian income tax returns, 2009 for the Company’s Mexican income tax returns, 2009 for the Company’s Brazilian income tax returns, 2009 for the Company’s Luxembourg income tax returns, 2010 for the Company’s New Zealand income tax returns, and 2013 for the Company’s Australian income tax returns.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2011	$4,994
Additions based on tax provisions related to the current year	1,870
Additions based on tax provisions related to the prior year	716
Deductions based on settlement/expiration of prior year tax positions	(503)

Unrecognized tax benefits at December 31, 2012	7,077
Additions based on tax provisions related to the current year	1,337
Additions based on tax provisions related to the prior year	15,249
Deductions based on settlement/expiration of prior year tax positions	(2,062)

Unrecognized tax benefits at December 31, 2013	21,601
Additions based on tax provisions related to the current year	1,676
Deductions based on settlement/expiration of prior year tax positions	(4,636)

Unrecognized tax benefits at December 31, 2014	$18,641

As of December 31, 2014 the Company had total unrecognized tax benefits of $18.6 million of which $7.3 million, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.

12. Leases

The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2015	$12,425
2016	8,549
2017	6,808
2018	5,658
2019	2,752
Thereafter	5,427

Rent expense for noncancelable operating leases approximated $12.5 million, $9.8 million and $8.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.

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

In connection with 2013 acquisitions, the Company has uncertain tax positions aggregating $11.3 million and contingent liabilities aggregating $49.2 million. The Company has been indemnified by the respective sellers for a portion of these acquired liabilities. As a result, an indemnification asset of $45.3 million was recorded. The internal estimates recorded for the contingent liabilities are subject to change based on our final evaluation of the information available at the acquisition date. Any changes to the contingent liability based on our final conclusion will be accompanied by a corresponding change to the indemnification asset. It is reasonably possible that future events related to an amnesty program offered by the Brazilian government for certain tax contingencies may result in confirmation of the estimated loss recorded in the first half of 2015.

14. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the if-converted and treasury stock method. There were no anti-dilutive securities in 2014, 2013 and 2012. The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data):

	2014	2013	2012
Net income	$368,707	$284,501	$216,199

Denominator for basic earnings per share	84,317	81,793	83,328
Dilutive securities	2,665	2,862	2,408

Denominator for diluted earnings per share	86,982	84,655	85,736

Basic earnings per share	$4.37	$3.48	$2.59
Diluted earnings per share	4.24	3.36	2.52

Basic shares includes the impact of share-based payment awards classified as participating securities, which are not material to the calculation of basic shares. There were no antidilutive shares for 2014, 2013 or 2012.

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

The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2014	2013	2012
Revenues, net:
North America	$668,328	$460,705	$400,164
International	531,062	434,466	307,370

	$1,199,390	$895,171	$707,534

Operating income:
North America	$287,303	$220,526	$196,677
International	278,146	200,106	128,251

	$565,449	$420,632	$324,928

Depreciation and amortization:
North America	$39,275	$22,267	$20,289
International	73,086	50,470	31,747

	$112,361	$72,737	$52,036

Capital expenditures:
North America	$9,407	$6,132	$7,735
International	17,663	14,653	11,376

	$27,070	$20,785	$19,111

Long-lived assets (excluding goodwill):
North America	$1,833,311	$173,608	$152,516
International	750,051	852,390	447,391

	$2,583,362	$1,025,998	$599,907

The Company attributes revenues, net from external customers to individual countries based upon the country in which the related services were rendered. The table below presents certain financial information related to the Company’s significant foreign operations as of and for the years ended December 31 (in thousands):

	2014	2013	2012
Revenues, net:
United States (country of domicile)	$667,878	$460,111	$399,573
United Kingdom	262,613	198,762	153,305

	2014	2013
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,833,311	$173,354
United Kingdom	342,023	352,538
Brazil	227,812	293,055

No single customer represented more than 10% of the Company’s consolidated revenue in 2014, 2013 and 2012.

16. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2014	First	Second	Third	Fourth
Revenues, net	$253,908	$273,502	$295,283	$376,697
Operating income	114,136	134,484	144,207	172,622
Net income	75,109	88,549	95,509	109,540

Earnings per share:
Basic earnings per share	$0.91	$1.07	$1.14	$1.25
Diluted earnings per share	0.88	1.03	1.11	1.21

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,737	82,996	83,611	87,877
Diluted weighted average shares outstanding	85,695	85,817	86,134	90,240

Fiscal Quarters Year Ended December 31, 2013	First	Second	Third	Fourth
Revenues, net	$193,651	$220,869	$225,150	$255,501
Operating income	94,253	109,074	111,255	106,050
Net income	64,662	73,099	78,620	68,120

Earnings per share:
Basic earnings per share	$0.80	$0.90	$0.96	$0.83
Diluted earnings per share	0.77	0.87	0.93	0.80

Weighted average shares outstanding:
Basic weighted average shares outstanding	81,222	81,573	81,974	82,388
Diluted weighted average shares outstanding	83,960	84,461	84,905	85,277

The sum of the quarterly earnings per common share amounts for 2014 and 2013 may not equal the earnings per common share for the 2014 and 2013 due to rounding.

The fourth quarter of 2014 includes unusual favorable items totally $29.5 million. This represents a $28.1 million favorable impact of fair value adjustments recorded related to contingent consideration arrangements for the Company’s acquisition of VB in Brazil and the net favorable impact of $1.4 million from the reversal of other various contingent liabilities related to the Company’s acquisitions of DB and VB in Brazil. The fourth quarter of 2014 also includes a $15.8 million loss on extinguishment of debt related to the Company’s write-off of debt issuance costs associated with the refinancing of the Existing Credit Facility and entry into the New Credit Agreement, along with the Company’s recent acquisition of Comdata.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2014, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

In connection with management’s evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 the internal controls relating to six subsidiaries that we acquired during the year ended December 31, 2014 and for which financial results are included in our consolidated financial statements.

On November 14, 2014, we acquired all of the outstanding stock of Comdata Inc., a provider of electronic payment solutions in the U.S. We also acquired two other insignificant businesses during 2014. Collectively we refer to these transactions as the Acquisitions. These Acquisitions constituted $4.8 billion of total assets at December 31, 2014, $77 million of revenues and a net loss of $20 million, respectively, for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 10, 2015 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit no.

2.1	Stock Purchase Agreement, dated as of April 1, 2009, among FleetCor Technologies Operating Company, LLC, CLC Group, Inc., and the entities and individuals identified on the signature pages thereto (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

2.2	Share Purchase Agreement among Arval UK Group Limited, FleetCor UK Acquisition Limited and FleetCor Technologies, Inc. (incorporated by reference to exhibit No. 2.1 to the registrant’s form 8-K, filed on December 13, 2011)

2.3	Agreement and Plan of Merger, dated August 12, 2014, by and among Comdata Inc., Ceridian LLC, FleetCor Technologies, Inc. and FCHC Project, Inc. (incorporated by reference to Exhibit No. 2.1 to the registrant’s form 10-Q, filed on November 10, 2014)

2.4	Amendment to Agreement and Plan of Merger, dated November 10, 2014, by and among Comdata Inc., Ceridian LLC, FleetCor Technologies, Inc. and FCHC Project, Inc. (incorporated by reference to Exhibit No. 10.2 to the Registrant’s form 8-K, filed on November 17, 2014)

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit No. 3.1 to the registrant’s form 10-K, filed on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit No. 3.2 to the registrant’s form 10-K, filed on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit No. 4.1 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010)

Exhibit no.

10.1*	Form of Indemnity Agreement entered into between FleetCor and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010)

10.2*	FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.3*	First Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.4*	Second Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.5*	Third Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.6*	Fourth Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.7*	Form of Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.8*	Form of Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.9*	Form of Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on May 20, 2010)

10.10*	Form of FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.11*	FleetCor Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.12*	Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.13*	Offer Letter, dated September 20, 2002, between FleetCor Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

Exhibit no.

10.14*	Offer Letter, dated March 17, 2009, between FleetCor Technologies, Inc. and Todd W. House (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.15*	Service Agreement, dated July 9, 2007, between FleetCor Technologies, Inc. and Andrew R. Blazye (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.16	Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FleetCor Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 8, 2010)

10.17	First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, filed on March 25, 2011)

10.18	Form of Indemnity Agreement to be entered into between FleetCor and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on June 29, 2010).

10.19	Form of Director Restricted Stock Grant Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.20*	Form of Employee Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.21*	Form of Employee Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.22*	Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.23	Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.24*	Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FleetCor Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on form S-1, file number 333-166092, filed on November 30, 2010).

10.25	Arrangement Agreement Among FleetCor Luxembourg Holdings2 S.À.R.L, FleetCor Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012)

10.26	Repurchase Agreement, dated November 26, 2012, among the Company and the Repurchase Stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 27, 2012)

Exhibit no.

10.27	Offer Letter, dated February 3, 2012, between FleetCor Technologies, Inc. and Donovan H. Williams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2013)

10.28	FleetCor Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective May 30, 2013 (incorporated by reference from Appendix A to the Proxy Statement, filed with the SEC on April 24, 2013)

10.29	FleetCor Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the Registrant’s Proxy Statement, filed with the SEC on April 18, 2014)

10.30	Credit Agreement, dated October 24, 2014, among FleetCor Technologies Operating Company, LLC, as Borrower, FleetCor Technologies, Inc., as Parent, FleetCor Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q, filed with the SEC on November 10, 2014)

10.31	Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FleetCor Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 17, 2014)

10.32	Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FleetCor Technologies, Inc. and FleetCor Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement

10.33	Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FleetCor Funding LLC

10.34	Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer

10.35	Investor Rights Agreement, dated November 14, 2014, between FleetCor Technologies, Inc. and Ceridian LLC

10.36	Offer Letter, dated June 19, 2013, between FleetCor Technologies, Inc. and John A. Reed (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q, filed with the SEC on March 12, 2014)

11.1	Statement of Computation of Share Earnings (See Note 14)

21.1	List of subsidiaries of FleetCor Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Identifies management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 2, 2015.

FleetCor Technologies, Inc.

By:	/S/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 2, 2015.

Signature	Title
/S/ RONALD F. CLARKE Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ ERIC R. DEY Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ ANDREW B. BALSON Andrew B. Balson	Director

/S/ MICHAEL BUCKMAN Michael Buckman	Director

/S/ JOSEPH W. FARRELLY Joseph W. Farrelly	Director

/S/ THOMAS M. HAGGERTY Thomas M. Haggerty	Director

/S/ MARK A. JOHNSON Mark A. Johnson	Director

/S/ RICHARD MACCHIA Richard Macchia	Director

/S/ JEFFREY S. SLOAN Jeffrey S. Sloan	Director

/S/ STEVEN T. STULL Steven T. Stull	Director