Form 10-Q
period 2015-03-31
FLEETCOR TECHNOLOGIES INC
filed 2015-05-11
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2015
Common Stock, $0.001 par value	91,804,749

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three Month Period Ended March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$379,393	$477,069
Restricted cash	129,562	135,144
Accounts receivable (less allowance for doubtful accounts of $21,969 and $23,842, respectively)	773,474	673,797
Securitized accounts receivable—restricted for securitization investors	679,000	675,000
Prepaid expenses and other current assets	70,198	74,889
Deferred income taxes	77,638	101,451

Total current assets	2,109,265	2,137,350

Property and equipment	137,608	135,062
Less accumulated depreciation and amortization	(65,542)	(61,499)

Net property and equipment	72,066	73,563
Goodwill	3,761,378	3,811,862
Other intangibles, net	2,369,922	2,437,367
Equity method investment	124,086	141,933
Other assets	68,007	72,431

Total assets	$8,504,724	$8,674,506

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$775,929	$716,676
Accrued expenses	151,974	178,375
Customer deposits	451,588	492,257
Securitization facility	679,000	675,000
Current portion of notes payable and lines of credit	657,108	749,764
Other current liabilities	40,680	84,546

Total current liabilities	2,756,279	2,896,618

Notes payable and other obligations, less current portion	2,139,704	2,168,953
Deferred income taxes	794,381	815,169
Other noncurrent liabilities	34,186	40,629

Total noncurrent liabilities	2,968,271	3,024,751

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 119,900,971 shares issued and 91,791,859 shares outstanding at March 31, 2015; and 119,771,155 shares issued and 91,662,043 shares outstanding at December 31, 2014	120	120
Additional paid-in capital	1,878,383	1,852,442
Retained earnings	1,498,058	1,403,905
Accumulated other comprehensive loss	(249,990)	(156,933)
Less treasury stock (28,109,112 shares at March 31, 2015 and December 31, 2014)	(346,397)	(346,397)

Total stockholders’ equity	2,780,174	2,753,137

Total liabilities and stockholders’ equity	$8,504,724	$8,674,506

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended March 31,
	2015	2014
Revenues, net	$416,166	$253,908
Expenses:
Merchant commissions	27,326	17,623
Processing	81,356	36,856
Selling	26,331	17,414
General and administrative	69,297	43,461
Depreciation and amortization	48,082	24,418

Operating income	163,774	114,136

Equity method investment loss	2,700	—
Other expense, net	1,860	544
Interest expense, net	19,566	5,461

Total other expense	24,126	6,005

Income before income taxes	139,648	108,131
Provision for income taxes	45,495	33,022

Net income	$94,153	$75,109

Earnings per share:
Basic earnings per share	$1.03	$0.91

Diluted earnings per share	$1.00	$0.88

Weighted average shares outstanding:
Basic weighted average shares outstanding	91,750	82,737

Diluted weighted average shares outstanding	93,934	85,695

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$94,153	$75,109
Other comprehensive income:
Foreign currency translation gain (loss), net of tax of $0 for each period	(93,057)	15,927

Total other comprehensive income (loss)	(93,057)	15,927

Total comprehensive income	$1,096	$91,036

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net income	$94,153	$75,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,498	4,801
Stock-based compensation	16,951	10,612
Provision for losses on accounts receivable	8,145	5,554
Amortization of deferred financing costs and discounts	1,744	531
Amortization of intangible assets	39,771	18,272
Amortization of premium on receivables	813	814
Deferred income taxes	(18,738)	603
Equity method investment loss	2,700	—
Other non-cash operating expenses	(425)	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	5,580	1,404
Accounts receivable	(114,385)	(153,184)
Prepaid expenses and other current assets	1,695	(7,111)
Other assets	(1,835)	545
Excess tax benefits related to stock-based compensation	(6,418)	(16,126)
Accounts payable, accrued expenses, income taxes and deferred revenue	30,154	109,670

Net cash provided by operating activities	67,403	51,494

Investing activities
Acquisitions, net of cash acquired	(851)	(19,292)
Purchases of property and equipment	(8,105)	(5,584)

Net cash used in investing activities	(8,956)	(24,876)

Financing activities
Excess tax benefits related to stock-based compensation	6,418	16,126
Proceeds from issuance of common stock	2,571	4,512
Borrowings on securitization facility, net	4,000	44,500
Deferred financing costs paid	—	(521)
Principal payments on notes payable	(25,875)	(6,875)
Payments on revolver – A Facility	(120,736)	(134,803)
Payments on foreign revolver – B Facility	—	(3,601)
Borrowings from swing line of credit, net	30,865	15
Payment of contingent consideration	(39,808)	—
Other	(76)	(246)

Net cash used in financing activities	(142,641)	(80,893)

Effect of foreign currency exchange rates on cash	(13,482)	(456)

Net decrease in cash and cash equivalents	(97,676)	(54,731)
Cash and cash equivalents, beginning of period	477,069	338,105

Cash and cash equivalents, end of period	$379,393	$283,374

Supplemental cash flow information
Cash paid for interest	$21,290	$6,264

Cash paid for income taxes	$15,992	$20,865

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The unaudited consolidated interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $1.9 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.

Adoption of New Accounting Standards

Going Concern

In August 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires entities to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This ASU is effective for fiscal years ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, as it is disclosure based.

Discontinued Operations Reporting

In April 2014, the FASB issued ASU 2014-08, “Discounted Operations Reporting” that changes the requirements for reporting discontinued operations. This update will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has a major effect on an entity’s operations and financial results. This update also expands the disclosures for discontinued operations, and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. The Company adopted this new guidance on January 1, 2015. The adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows, as the Company did not have discontinued operations.

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This ASU is effective for the Company for fiscal years ending after December 15, 2016 and interim periods, with early adoption not permitted. The Company is currently evaluating the impact of the provisions of ASC 606. On April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of the new revenue recognition standard by one year. The proposed is open for review and comment until May 29, 2015.

Stock-Based Payment Awards with Performance Targets

In June 2014, the FASB issued ASU 2014-12, “Share-Based Payment Awards With Performance Targets That Are Attainable After the Requisite Service Period”, for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The Company adopted this new guidance on January 1, 2015. This adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows.

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

The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Gross domestic accounts receivable	$370,200	$330,466
Gross domestic securitized accounts receivable	679,000	675,000
Gross foreign receivables	425,243	367,173

Total gross receivables	1,474,443	1,372,639
Less allowance for doubtful accounts	(21,969)	(23,842)

Net accounts and securitized accounts receivable	$1,452,474	$1,348,797

Foreign receivables are not included in the Company’s accounts receivable securitization program. At March 31, 2015 and December 31, 2014, there was $679 million and $675 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for three months ended March 31 is as follows (in thousands):

	2015	2014
Allowance for doubtful accounts beginning of period	$23,842	$22,416
Add:
Provision for bad debts	8,145	5,554
Less:
Write-offs	(10,018)	(6,207)

Allowance for doubtful accounts end of period	$21,969	$21,763

3. Fair Value Measurements

Fair value is a market-based measurement that reflects assumptions that market participants would use in pricing an asset or liability. GAAP discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of March 31, 2015 and December 31, 2014, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Repurchase agreements	$137,362	$—	$137,362	$—
Money market	50,000	—	50,000	—
Certificates of deposit	271	—	271	—

Total cash equivalents	$187,633	$—	$187,633	$—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Repurchase agreements	$196,616	$—	$196,616	$—
Money market	50,000	—	50,000	—
Certificates of deposit	3,570	—	3,570	—

Total cash equivalents	$250,186	$—	$250,186	$—
Liabilities:
Acquisition related contingent consideration	$43,486	$—	$—	$43,486

The Company has highly liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments, the carrying value approximates fair value.

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2015 and 2014.

The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis in connection with periodic testing for impairment include property, plant and equipment, equity method investment, goodwill and other intangible assets. As necessary, the Company generally uses projected cash flows, discounted as appropriate, to estimate the fair values of the assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy. These assets and liabilities are recognized at fair value on a nonrecurring basis if an impairment is identified.

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

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$4,358	$3,412
Restricted stock	12,593	7,200

Stock-based compensation	$16,951	$10,612

The tax benefits recorded on stock based compensation were $4.5 million and $3.6 million for the three month periods ended March 31, 2015 and 2014, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2015 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$74,540	2.00
Restricted stock	38,965	1.25

Total	$113,505

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

The following summarizes the changes in the number of shares of common stock under option for the three month period ended March 31, 2015 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,131	$58.71	2,370	$21.75		$461,770
Granted	241	155.65			$38.12
Exercised	(109)	23.49				13,850
Forfeited	(25)	105.36

Outstanding at March 31, 2015	5,238	$63.68	2,290	$22.40		$456,995

Expected to vest as of March 31, 2015	5,238	$63.68

The aggregate intrinsic value of stock options exercisable at March 31, 2015 was $294.4 million. The weighted average contractual term of options exercisable at March 31, 2015 was 5.5 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the three months ended March 31, 2015 and 2014, with the following weighted-average assumptions for grants during the period.

	March 31
	2015	2014
Risk-free interest rate	1.29%	0.95%
Dividend yield	—	—
Expected volatility	28.51%	34.91%
Expected life (in years)	4.0	4.0

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

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2015 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	716	$121.38
Granted	89	155.65
Vested	(39)	100.52
Cancelled	(5)	35.78

Unvested at March 31, 2015	761	$127.55

5. Acquisitions

There were no acquisitions completed during the three months ended March 31, 2015.

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

The following table summarizes the preliminary acquisition accounting for Comdata (in thousands):

Restricted cash	$93,312
Trade and other receivables	634,335
Prepaid expenses and other	16,077
Property and equipment	17,984
Goodwill	2,262,480
Other intangible assets	1,630,700
Notes and other liabilities assumed	(802,112)
Deferred tax liabilities	(425,660)
Other long term liabilities	(6,841)

Aggregate purchase price	$3,420,275

Intangible assets allocated in connection with the acquisition accounting consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	19	$1,269,700
Trade names and trademarks—indefinite	N/A	237,100
Software	4 – 7	123,300
Non-competes	3	600

		$1,630,700

The acquisition accounting related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets, income taxes, certain acquired contingencies, off market contract reviews and the working capital adjustment period remains open. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Comdata and assembled workforce. The goodwill acquired with this business is not deductible for tax purposes.

Other

During 2014, the Company acquired Pacific Pride, a U.S. fuel card business, and a fuel card portfolio from Shell in Germany. The following table summarizes the preliminary acquisition accounting for these acquisitions during 2014 (in thousands):

Trade and other receivables	$62,604
Prepaid expenses and other	232
Property and equipment	71
Goodwill	32,833
Other intangible assets	47,992
Notes and other liabilities assumed	(66,499)

Aggregate purchase price	$77,233

Intangible assets allocated in connection with the acquisition accounting consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8	$15,592
Trade names and trademarks—indefinite	N/A	2,900
Franchisee Agreements	20	29,500

		$47,992

The acquisition accounting related to these acquisitions is preliminary as the Company is still completing the valuation for intangible assets and certain acquired contingencies and the working capital adjustment period remains open. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2014	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2015
Segment
North America	$2,659,417	$(7,264)	$—	$2,652,153
International	1,152,445	—	(43,220)	1,109,225

	$3,811,862	(7,264)	$(43,220)	$3,761,378

As of March 31, 2015 and December 31, 2014 other intangible assets consisted of the following (in thousands):

		March 31, 2015			December 31, 2014
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.7	$2,117,194	$(236,212)	$1,880,982	$2,139,339	$(205,365)	$1,933,974
Trade names and trademarks—indefinite lived	N/A	334,865	—	334,865	337,467	—	337,467
Trade names and trademarks—other	14.5	3,328	(1,899)	1,429	3,332	(1,847)	1,485
Software	5.1	173,196	(29,664)	143,532	174,507	(21,511)	152,996
Non-compete agreements	5.5	16,111	(6,997)	9,114	17,724	(6,279)	11,445

Total other intangibles		$2,644,694	$(274,772)	2,369,922	$2,672,369	$(235,002)	$2,437,367

Acquisition accounting adjustments recorded during the three months ended March 31, 2015 relate to our businesses acquisitions completed in 2014 and included reallocation of certain deferred tax liabilities among certain of the Comdata entities and a change in the estimated fair value of acquired accounts receivable. These adjustments recorded in 2015 did not have a significant impact on the 2014 consolidated income statement, balance sheet or statement of cash flows, thus the Company has not recast these statements. Changes in foreign exchange rates resulted in a $27.3 million decrease to the carrying values of other intangible assets in the three months ended March 31, 2015. Amortization expense related to intangible assets for the three month ended March 31, 2015 and 2014 was $39.8 million and $18.3 million, respectively.

7. Debt

The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2015	December 31, 2014
Term note payable—domestic(a)	$2,235,613	$2,261,005
Revolving line of credit A Facility—domestic(a)	505,000	595,000
Revolving line of credit A Facility—foreign(a)	20,398	53,204
Revolving line of credit A Facility—swing line(a)	30,130	—
Other debt(c)	5,671	9,508

Total notes payable and other obligations	2,796,812	2,918,717
Securitization Facility(b)	679,000	675,000

Total notes payable, credit agreements and Securitization Facility	$3,475,812	$3,593,717

Current portion	$1,336,108	$1,424,764
Long-term portion	2,139,704	2,168,953

Total notes payable, credit agreements and Securitization Facility	$3,475,812	$3,593,717

(a)	On October 24, 2014, the Company entered into a new $3.355 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Interest on amounts outstanding under the Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The stated maturity date for the term loan A, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The Company has unamortized debt discounts of $7.1 million related to the term A facility and $1.4 million related to the term B facility at March 31, 2015.
(b)	The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended and restated for the fifth time on November 14, 2014 in connection with the Comdata acquisition. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.20% plus 0.90% and 0.18% plus 0.90% as of March 31, 2015 and December 31, 2014, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2015 and December 31, 2014.
(c)	Other debt includes other deferred liabilities associated with certain of our businesses and is recorded within notes payable and other obligations, less current portion in the consolidated Balance Sheets.

The Company was in compliance with all financial and non-financial covenants at March 31, 2015.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended March 31, 2015 and 2014 due to the following (in thousands):

	2015		2014
Computed “expected” tax expense	$48,877	35.0%	$38,056	35.0%
Changes resulting from:
Foreign income tax differential	(4,495)	(3.2)	(4,408)	(4.0)
State taxes net of federal benefits	1,994	1.4	1,219	1.1
Foreign-sourced nontaxable income	(2,882)	(2.0)	(3,138)	(2.9)
Other	2,001	1.4	1,293	1.3

Provision for income taxes	$45,495	32.6%	$33,022	30.5%

9. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share data) follows:

	Three Months Ended March 31,
	2015	2014
Net income	$94,153	$75,109

Denominator for basic earnings per share	91,750	82,737
Dilutive securities	2,184	2,958

Denominator for diluted earnings per share	93,934	85,695

Basic earnings per share	$1.03	$0.91
Diluted earnings per share	$1.00	$0.88

Basic shares includes the impact of share-based payment awards classified as participating securities, which are not material to the calculation of basic shares. Diluted earnings per share for the three months ended March 31, 2015 excludes the effect of 1.1 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for 2014. Diluted earnings per share for the three months ended March 31, 2015 also excludes the effect of 0.5 million shares of performance based restricted stock for which the performance criteria have not yet been achieved.

10. Segments

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

The Company’s segment results are as follows as of and for the three month periods ended March 31 (in thousands):

	Three months ended March 31,
	2015	2014
Revenues, net:
North America	$298,813	$126,375
International	117,353	127,533

	$416,166	$253,908

Operating income:
North America	$109,766	$56,197
International	54,008	57,939

	$163,774	$114,136

Depreciation and amortization:
North America	$31,922	$6,636
International	16,160	17,782

	$48,082	$24,418

Capital expenditures:
North America	$4,224	$1,996
International	3,881	3,588

	$8,105	$5,584

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

This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

General Business

FleetCor is a leading independent global provider of fuel cards, commercial payment and data solutions, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, South America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments. In 2014, we processed approximately 652 million transactions on our proprietary networks and third-party networks (which includes approximately 270 million transactions related to our SVS product, acquired with Comdata). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

For the three months ended March 31, 2015 and 2014, our North America and International segments generated the following revenue:

	Three months ended March 31,
	2015		2014
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue
North America	$298.8	71.8%	$126.4	49.8%
International	117.4	28.2%	127.5	50.2%

	$416.2	100.0%	$253.9	100.0%

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

Illustrative Revenue Model for Fuel Purchases

(unit of one gallon)

Illustrative Revenue Model		Merchant Payment Methods
Retail Price	$3.00	i) Cost Plus Mark-up:		ii) Percentage Discount:		iii) Fixed Fee:
Wholesale Cost	(2.86)	Wholesale Cost	$2.86	Retail Price	$3.00	Retail Price	$3.00

		Mark-up	0.05	Discount (3%)	(0.09)	Fixed Fee	(0.09)

FleetCor Revenue	$0.14

Merchant Commission	$(0.05)	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91

Price Paid to Merchant	$2.91

Set forth below are our sources of revenue for the three months ended March 31, 2015 and 2014, expressed as a percentage of consolidated revenues:

	Three months ended March 31,
	2015	2014
Revenue from customers and partners	62.5%	56.1%
Revenue from merchants and networks	37.5%	43.9%
Revenue tied to fuel-price spreads[1]	14.0%	13.8%
Revenue influenced by absolute price of fuel[1]	12.7%	18.0%
Revenue from program fees, late fees, interest and other	73.3%	68.2%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Transactions (in millions) [2]
North America	384.5	40.4
International	46.8	47.2

Total transactions	431.3	87.6

Revenue per transaction
North America	$0.78	$3.13
International	2.51	2.70
Consolidated revenue per transaction	0.96	2.90
Consolidated adjusted revenue per transaction[3]	0.90	2.70

[2]	Transactions in the three months ended March 31, 2015 includes appropriately 301 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014.
[3]	Adjusted revenues is a non-GAAP financial measure defined as revenues, net less merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

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

For the first quarter of 2015, transaction volumes increased 392% to 431.3 million transactions compared to 87.6 million transactions in the first quarter of 2014. North American segment transactions grew 851%, primarily due to our acquisition of Comdata in November 2014, and also from organic growth in our US businesses. Transaction volumes in our international segment were approximately flat at 46.8 million transactions.

Sources of Expenses

We incur expenses in the following categories:

•	Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services.

•	Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses.

•	Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.

•	General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executives, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.

•	Depreciation and amortization—Our depreciation and amortization expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Other income, net—Our other income, net includes foreign currency transaction gains or losses, proceeds/costs from the sale of assets and other miscellaneous operating costs and revenue.

•	Equity method investment loss—Our equity method investment loss relates to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment.

•	Interest expense, net—Our interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our securitization facility. We have historically invested our cash primarily in short-term money market funds.

•	Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services in the United States and internationally. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
(in thousands except per share amounts)
Adjusted revenues	$388,840	$236,285
Adjusted net income	135,943	96,106
Adjusted net income per diluted share	1.45	1.12

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•	Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 65 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 56%, 51% and 56% of our revenue in 2014, 2013 and 2012, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following table sets forth selected consolidated statement of income data for the three months ended March 31, 2015 and 2014 (in thousands).

	Three months ended March 31, 2015	% of total revenue	Three months ended March 31, 2014	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$298,813	71.8%	$126,375	49.8%	$172,438	136.4%
International	117,353	28.2%	127,533	50.2%	(10,180)	(8.0)%

Total revenues, net	416,166	100.0%	253,908	100.0%	162,258	63.9%
Consolidated operating expenses:
Merchant commissions	27,326	6.6%	17,623	6.9%	9,703	55.1%
Processing	81,356	19.5%	36,856	14.5%	44,500	120.7%
Selling	26,331	6.3%	17,414	6.9%	8,917	51.2%
General and administrative	69,297	16.7%	43,461	17.1%	25,836	59.4%
Depreciation and amortization	48,082	11.6%	24,418	9.6%	23,664	96.9%

Operating income	163,774	39.4%	114,136	45.0%	49,638	43.5%

Equity method investment loss	2,700	0.6%	—	0.0%	2,700	100.0%
Other expense, net	1,860	0.4%	544	0.2%	1,316	241.9%
Interest expense, net	19,566	4.7%	5,461	2.2%	14,105	258.3%
Provision for income taxes	45,495	10.9%	33,022	13.0%	12,473	37.8%

Net income	$94,153	22.6%	$75,109	29.6%	$19,044	25.4%

Operating income for segments:
North America	$109,766		$56,197		$53,569	95.3%
International	54,008		57,939		(3,931)	(6.8)%

Operating income	$163,774		$114,136		$49,638	43.5%

Operating margin for segments:
North America	36.7%		44.5%		(7.8)%
International	46.0%		45.4%		0.6%
Total	39.4%		45.0%		(5.6)%

	Three months ended March 31,
	2015	2014
Transactions (in millions)[1]
North America	384.5	40.4
International	46.8	47.2

Total transactions	431.3	87.6

Revenue per transaction
North America	$0.78	$3.13
International	2.51	2.70
Consolidated revenue per transaction	0.96	2.90
Consolidated adjusted revenue per transaction	0.90	2.70

[1]	Transactions in three months ended March 31, 2015 includes appropriately 301 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014. Revenue per transaction for the SVS product is lower than that generated by our other products.

The sum of the columns or rows may not equal the totals or differences due to rounding.

Revenues and revenue per transaction

Our consolidated revenues increased from $253.9 million in the three months ended March 31, 2014 to $416.2 million in the three months ended March 31, 2015, an increase of $162.3 million, or 63.9%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $145 million in additional revenue in the three months ended March 31, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended March 31, 2015 over the comparable period in 2014. The macroeconomic environment was primarily impacted by lower fuel prices and foreign exchange rates, partially offset by higher fuel spread margins. Changes in foreign exchange rates had an unfavorable impact on revenues of approximately $20 million, due to unfavorable fluctuations in rates in almost all geographies, in the three months ended March 31, 2015 over 2014.

Additionally, we use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it negatively impacted our consolidated adjusted revenues for the three months ended March 31, 2015 over the comparable period in 2014 by approximately $30 million. Changes in foreign exchange rates had an unfavorable impact on consolidated adjusted revenues of approximately $20 million, due to unfavorable fluctuations in rates in almost all geographies, in the three months ended March 31, 2015 over 2014. In addition, we believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $10 million.

Consolidated revenue per transaction decreased from $2.90 in the three months ended March 31, 2014 to $0.96 in the three months ended March 31, 2015, a decrease of $1.93 or 66.7%. To better understand the trend in revenue per transaction, we have excluded the impact of the SVS business, which had approximately 301 million transactions in the quarter at a very low revenue per transaction. Revenue per transaction for the first quarter of 2015, excluding the SVS business, decreased 1% to $2.87 from $2.90 in the first quarter of 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment.

North America segment revenues and revenue per transaction

North America revenues increased from $126.4 million in the three months ended March 31, 2014 to $298.8 million in the three months ended March 31, 2015, an increase of $172.4 million, or 136.4%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $145 million in additional revenue in the three months ended March 31, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the three months ended March 31, 2015 over the comparable period in 2014, primarily due to the impact of lower fuel prices in the US, partially offset by higher fuel spread margins.

North America segment revenue per transaction decreased from $3.13 in the three months ended March 31, 2014 to $0.78 in the three months ended March 31, 2015, a decrease of $2.35 or 75.1%. To better understand the trend in revenue per transaction, we have excluded the impact of the SVS business, which had approximately 301 million transactions in the quarter at a very low revenue per transaction. Revenue per transaction in our North America segment for the first quarter of 2015, excluding the SVS business, decreased 1.8% to $3.07 from $3.13 in the first quarter of 2014. Revenue per transaction decreased due primarily to lower fuel prices during the quarter versus the prior year quarter, partially offset by higher spread margins; and the mix impact of the Comdata acquisition, excluding SVS, which has revenue per transaction products that generate lower than the historical FleetCor average.

International segment revenues and revenue per transaction

International segment revenues decreased from $127.5 million in the three months ended March 31, 2014 to $117.4 million in the three months ended March 31, 2015, a decrease of $10.2 million, or 8.0%. The decrease in our International segment revenue was primarily due to:

•	The impact of the macroeconomic environment, which is included within organic growth. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended March 31, 2015 over the comparable period in 2014, primarily due to lower fuel prices internationally and changes in foreign exchange rates. Unfavorable fluctuations in foreign exchange rates in almost all geographies had an unfavorable impact on revenues of approximately $20 million in the three months ended March 31, 2015 over the comparable period in 2014.

International segment revenue per transaction decreased from $2.70 in the three months ended March 31, 2014 to $2.51 in the three months ended March 31, 2015, a decrease of $0.19 per transaction or 7.2%, due primarily to the unfavorable impact of foreign exchange rates across all of our geographies. This unfavorable impact was partially offset by organic revenue growth in several products, especially in the United Kingdom and Mexico.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $17.6 million in the three months ended March 31, 2014 to $27.3 million in the three months ended March 31, 2015, an increase of $9.7 million, or 55.1%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in revenue streams where merchant commission are paid.

Processing Processing expenses increased from $36.9 million in the three months ended March 31, 2014 to $81.4 million in the three months ended March 31, 2015, an increase of $44.5 million, or 120.7%. Our processing expenses primarily increased due to the impact of acquisitions completed in 2014.

Selling Selling expenses increased from $17.4 million in the three months ended March 31, 2014 to $26.3 million in the three months ended March 31, 2015, an increase of $8.9 million, or 51.2%. The increase was primarily due to acquisitions completed in 2014, as well as additional sales and marketing spending in certain markets.

General and administrative General and administrative expenses increased from $43.5 million in the three months ended March 31, 2014 to $69.3 million in the three months ended March 31, 2015, an increase of $25.8 million, or 59.4%. The increase was primarily due to the impact of acquisitions completed in 2014 and incremental stock based compensation of $6.3 million.

Depreciation and amortization Depreciation and amortization increased from $24.4 million in the three months ended March 31, 2014 to $48.1 million in the three months ended March 31, 2015, an increase of $23.7 million, or 96.9%. The increase was primarily due to acquisitions completed during 2014, which resulted in an increase of $26.1 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets, partially offset by decreases due to changes in foreign exchange rates.

Operating income and operating margin

Consolidated operating income

Operating income increased from $114.1 million in the three months ended March 31, 2014 to $163.8 million in the three months ended March 31, 2015, an increase of $49.6 million, or 43.5%. Our operating margin was 45.0% and 39.4% for the three months ended March 31, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata completed in November 2014 and organic growth in the business driven by increases in volume and revenue per transaction for certain of our products. These positive drivers of consolidated results were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices and unfavorable changes in foreign exchange rates, partially offset by higher fuel spread margins, which we believe, in total, negatively impacted consolidated adjusted revenues by approximately $30 million. Changes in foreign exchange rates had an unfavorable impact on consolidated adjusted revenues of approximately $20 million, due to unfavorable fluctuations in rates in almost all geographies. In addition, we believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $10 million. Results were also negatively impacted by the increase in amortization and depreciation expense related to assets acquired in 2014 and increased stock based compensation expense during the quarter. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization. In addition, we had increased stock based compensation expense.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $56.2 million in the three months ended March 31, 2014 to $109.8 million in the three months ended March 31, 2015, an increase of $53.6 million, or 95.3%. North America operating margin was 44.5% and 36.7% for the three months ended March 31, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata in November 2014, as well as organic growth in the business. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization. In addition, we had increased stock based compensation expense, the majority of which is recorded in our North American segment. Furthermore, operating results were also negatively impacted by the macroeconomic environment, primarily due to lower fuel prices, partially offset by higher fuel spread margins.

International segment operating income

International operating income decreased from $57.9 million in the three months ended March 31, 2014 to $54.0 million in the three months ended March 31, 2015, a decrease of $3.9 million, or 6.8%. International operating margin was 45.4% and 46.0% for the three months ended March 31, 2014 and 2015, respectively. The decrease in operating income was due primarily to the unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, which we believe negatively impacted adjusted revenues by approximately $20 million, as well as the negative impact of fuel prices internationally. The negative impact of the environment was partially offset by the impact of organic growth in the business driven by increases in volume and revenue per transaction, in local currency.

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The loss at Masternaut was driven primarily by amortization of intangible assets at this investment of approximately $2.7 million in the first quarter of 2015.

Other expense, net

Other expense, net increased from $0.5 million in the three months ended March 31, 2014 to $1.9 million in the three months ended March 31, 2015, an increase of $1.3 million, a minor change.

Interest expense, net

Interest expense increased from $5.5 million in the three months ended March 31, 2014 to $19.6 million in the three months ended March 31, 2015, an increase of $14.1 million, or 258.3%. The increase is due to an increase in borrowings in 2015 over 2014, primarily due to funding the purchase price for acquisitions as well as increased interest rates from an uptick in our leverage ratio due to the additional borrowings to fund acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, including the relevant unused credit facility fees.

	Three months ended March 31,
	2015	2014
Term loan A & Domestic Revolver A, including unused credit facility fee	2.47%	2.21%
Term loan B, including unused credit facility fee	4.13%	—
Foreign Revolver A	2.43%	2.23%
Foreign Revolver B, including unused credit facility fee	—	4.71%
Foreign swing line	2.39%	2.21%

Provision for income taxes

The provision for income taxes increased from $33.0 million in the three months ended March 31, 2014 to $45.5 million in the three months ended March 31, 2015, an increase of $12.5 million, or 37.8%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 30.5% for three months ended March 31, 2014 to 32.6% for the three months ended March 31, 2015.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. The increase in the effective tax rate was due primarily to the inclusion of the Comdata business which operates primarily in the U.S. with a higher overall tax rate.

Net income

For the reasons discussed above, our net income increased from $75.1 million in the three months ended March 31, 2014 to $94.2 million in the three months ended March 31, 2015, an increase of $19.0 million, or 25.4%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At March 31, 2015, our unrestricted cash and cash equivalent balance totaled $379.4 million. Our restricted cash balance at March 31, 2015 totaled $129.6 million. Restricted cash primarily represents customer deposits in the Czech Republic and Comdata US, which we are restricted from using other than to repay customer deposits.

At March 31, 2015, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $233.9 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2015, we had the ability to generate approximately $51 million of additional liquidity under our Securitization Facility. At March 31, 2015, we had approximately $480 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in millions)	2015	2014
Net cash provided by operating activities	$67.4	$51.5
Net cash used in investing activities	(9.0)	(24.9)
Net cash used in financing activities	(142.6)	(80.9)

Operating activities Net cash provided by operating activities increased from $51.5 million in the three months ended March 31, 2014 to $67.4 million in the three months ended March 31, 2015. The increase is primarily due to changes in working capital, as well as additional net income of $19.0 million during the three months ended March 31, 2015 over the comparable period in 2014.

Investing activities Net cash used in investing activities decreased from $24.9 million in the three months ended March 31, 2014 to $9.0 million in the three months ended March 31, 2015. This decrease is primarily due to the reduction in cash paid for acquisitions in the three months ended March 31, 2015 over the comparable period.

Financing activities Net cash used in financing activities increased from $80.9 million in the three months ended March 31, 2014 to $142.6 million in the three months ended March 31, 2015. The increase is primarily due to an increase in net reductions of outstanding balances on our Securitization Facility of $40.5 million and an increase in payments made on contingent consideration arrangements of $39.8, offset by additional net borrowings under our Credit Facility of $29.5 million in the three months ended March 31, 2015 over the comparable period in 2014.

Capital spending summary

Our capital expenditures increased from $5.6 million in the three months ended March 31, 2014 to $8.1 million in the three months ended March 31, 2015, an increase of $2.5 million, or 45.1%. The increase was primarily due to the impact of our acquisition of Comdata in November 2014.

Credit Facility

We are party to a $3.355 billion Credit Agreement (the “New Credit Agreement”) with a syndicate of banks, which we originally entered into on October 24, 2014. The New Credit Agreement provides for (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The New Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. The New Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of March 31, 2015, we were in compliance with each of the covenants under the Credit Facility.

The proceeds of the New Credit Facility were used to pay down borrowings under the Existing Credit Facility, which was a five-year, $900 million Credit Agreement (the “Existing Credit Agreement”) with a syndicate of financial institutions entered into on June 22, 2011. On November 14, 2014 in order to finance a portion of the Comdata Acquisition and to refinance our Existing Credit Agreement, we made initial borrowings under the New Credit Agreement.

Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At March 31, 2015, the interest rate on the term loan A facility and domestic revolving A facility was 1.93%, foreign revolving A facility was 2.25%, term loan B facility was 3.75% and foreign swing line of credit was 2.23%. The rate on the unused credit facility was 0.35% for all facilities at March 31, 2015. There were no borrowings outstanding at March 31, 2015 on the foreign revolving B facility.

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

At March 31, 2015, we had $1,994.8 million in outstanding term loan A, $249.4 million in outstanding term loan B, $505 million in borrowings outstanding on the domestic revolving A facility, $20.4 million in borrowings outstanding on the foreign revolving A facility and $30.1 million in borrowings outstanding on the foreign swing line of credit. During the three months ended March 31, 2015, we made principal payments of $25.3 million on the term loan A, $0.6 million on the term loan B, $90 million on the domestic revolving A facility and $30.7 million on the foreign revolving A facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar facility with Westpac Bank in New Zealand. This facility was for purposes of funding the working capital needs of our CardLink, in New Zealand. This facility was terminated in February 2015.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the Fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. The current purchase limit under the Securitization Facility is $1.2 billion. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.20% plus 0.90% at March 31, 2015. The unused facility fee is payable at a rate of 0.40% per annum at March 31, 2015.

The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things. We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2015.

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

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $11.3 million, which are payable $7.7 in the next twelve months and $3.6 million in periods beyond a year.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2015, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2014. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

Management’s Use of Non-GAAP Financial Measures

We have included in the discussion under the caption “Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share” above certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues, net	$416,166	$253,908
Merchant commissions	(27,326)	(17,623)

Total adjusted revenues	$388,840	$236,285

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income	$94,153	$75,109
Net income per diluted share	$1.00	$0.88
Stock based compensation	16,951	10,612
Amortization of intangible assets	39,771	18,272
Amortization of premium on receivables	813	814
Amortization of deferred financing costs	1,744	531
Amortization of intangibles at equity method investment	2,705	—

Total pre-tax adjustments	61,984	30,229
Income tax impact of pre-tax adjustments at the effective tax rate	(20,193)	(9,232)

Adjusted net income	$135,943	$96,106

Adjusted net income per diluted share	$1.45	$1.12
Diluted shares	93,934	85,695

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

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

As of March 31, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Offer Letter, dated July 29, 2014, between FleetCor Technologies, Inc. and Armando Lins Netto

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 11, 2015.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey