Form 10-Q
period 2015-06-30
FLEETCOR TECHNOLOGIES INC
filed 2015-08-10
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common Stock, $0.001 par value	92,075,492

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three and Six Month Periods Ended June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$384,175	$477,069
Restricted cash	129,354	135,144
Accounts receivable (less allowance for doubtful accounts of $22,400 and $23,842, respectively)	811,477	673,797
Securitized accounts receivable—restricted for securitization investors	764,000	675,000
Prepaid expenses and other current assets	57,857	74,889
Deferred income taxes	54,143	101,451

Total current assets	2,201,006	2,137,350

Property and equipment	146,978	135,062
Less accumulated depreciation and amortization	(73,816)	(61,499)

Net property and equipment	73,162	73,563
Goodwill	3,767,071	3,811,862
Other intangibles, net	2,338,148	2,437,367
Equity method investment	121,807	141,933
Other assets	73,477	72,431

Total assets	$8,574,671	$8,674,506

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$815,544	$716,676
Accrued expenses	160,983	178,375
Customer deposits	456,693	492,257
Securitization facility	764,000	675,000
Current portion of notes payable and lines of credit	482,342	749,764
Other current liabilities	42,038	84,546

Total current liabilities	2,721,600	2,896,618

Notes payable and other obligations, less current portion	2,112,245	2,168,953
Deferred income taxes	794,135	815,169
Other noncurrent liabilities	39,687	40,629

Total noncurrent liabilities	2,946,067	3,024,751

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 120,056,359 shares issued and 91,947,247 shares outstanding at June 30, 2015; and 119,771,155 shares issued and 91,662,043 shares outstanding at December 31, 2014	120	120
Additional paid-in capital	1,899,688	1,852,442
Retained earnings	1,596,736	1,403,905
Accumulated other comprehensive loss	(243,143)	(156,933)
Less treasury stock (28,109,112 shares at June 30, 2015 and December 31, 2014)	(346,397)	(346,397)

Total stockholders’ equity	2,907,004	2,753,137

Total liabilities and stockholders’ equity	$8,574,671	$8,674,506

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues, net	$404,605	$273,502	$820,771	$527,410
Expenses:
Merchant commissions	21,725	20,327	49,051	37,950
Processing	74,564	38,845	155,920	75,701
Selling	27,297	17,521	53,628	34,935
General and administrative	63,041	37,896	132,338	81,357
Depreciation and amortization	48,827	24,429	96,909	48,847

Operating income	169,151	134,484	332,925	248,620

Equity method investment loss	5,118	1,489	7,818	1,489
Other expense (income), net	653	(268)	2,513	276
Interest expense, net	18,089	5,308	37,655	10,769

Total other expense	23,860	6,529	47,986	12,534

Income before taxes	145,291	127,955	284,939	236,086
Provision for income taxes	46,613	39,406	92,108	72,428

Net income	$98,678	$88,549	$192,831	$163,658

Earnings per share:
Basic earnings per share	$1.07	$1.07	$2.10	$1.97

Diluted earnings per share	$1.05	$1.03	$2.05	$1.91

Weighted average shares outstanding:
Basic weighted average shares outstanding	91,904	82,996	91,828	82,867

Diluted weighted average shares outstanding	94,050	85,817	93,992	85,757

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$98,678	$88,549	$192,831	$163,658
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	6,847	6,832	(86,210)	22,759

Total other comprehensive income (loss)	6,847	6,832	(86,210)	22,759

Total comprehensive income	$105,525	$95,381	$106,621	$186,417

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net income	$192,831	$163,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,096	9,673
Stock-based compensation	30,500	18,299
Provision for losses on accounts receivable	13,022	12,283
Amortization of deferred financing costs and discounts	3,517	1,062
Amortization of intangible assets	80,186	36,482
Amortization of premium on receivables	1,627	1,630
Deferred income taxes	(40,894)	2,032
Equity method investment loss	7,818	1,489
Other non-cash operating expenses	(772)	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	5,790	2,092
Accounts receivable	(233,528)	(197,667)
Prepaid expenses and other current assets	24	(8,285)
Other assets	(2,961)	(389)
Excess tax benefits related to stock-based compensation	(9,639)	(18,634)
Accounts payable, accrued expenses, income taxes and deferred revenue	135,795	133,996

Net cash provided by operating activities	198,412	157,721

Investing activities
Acquisitions, net of cash acquired	(7,954)	(189,850)
Purchases of property and equipment	(16,234)	(11,552)

Net cash used in investing activities	(24,188)	(201,402)

Financing activities
Excess tax benefits related to stock-based compensation	9,639	18,634
Proceeds from issuance of common stock	7,105	8,277
Borrowings on securitization facility, net	89,000	75,400
Deferred financing costs paid	—	(546)
Principal payments on notes payable	(51,750)	(13,750)
Borrowings from revolver – A Facility	—	142,330
Payments on revolver – A Facility	(276,818)	(262,377)
Payments on foreign revolver – B Facility	—	(7,337)
Borrowings from swing line of credit, net	9,441	41,522
Payment of contingent consideration	(39,808)	—
Other	(145)	(371)

Net cash used in financing activities	(253,336)	1,782

Effect of foreign currency exchange rates on cash	(13,782)	1,436

Net decrease in cash and cash equivalents	(92,894)	(40,463)
Cash and cash equivalents, beginning of period	477,069	338,105

Cash and cash equivalents, end of period	$384,175	$297,642

Supplemental cash flow information
Cash paid for interest	$38,883	$12,797

Cash paid for income taxes	$30,234	$52,697

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $0.7 million for the three months ended June 30, 2015 and a foreign exchange gain of $0.3 million for the three months ended June 30, 2014. The Company recognized foreign exchange losses of $2.6 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. The Company is currently evaluating the impact of the provisions of ASC 606. On July 10, 2015, the FASB approved a one year deferral, which would change the effective date of the new revenue recognition standard by one year. This ASU is effective for the Company for reporting periods beginning after December 15, 2017, but permits companies the option to adopt as of the original effective date.

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

Simplification of Guidance on Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This ASU is effective for the Company for fiscal years ending after December 15, 2015 and interim periods. Early adoption is permitted. While the adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, it will impact the presentation on the Company’s balance sheet. As of June 30, 2015 and December 31, 2014, the Company had deferred financing costs of $20.7 million and $23.2 million, respectively.

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

The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Gross domestic accounts receivable	$378,314	$330,466
Gross domestic securitized accounts receivable	764,000	675,000
Gross foreign receivables	455,563	367,173

Total gross receivables	1,597,877	1,372,639
Less allowance for doubtful accounts	(22,400)	(23,842)

Net accounts and securitized accounts receivable	$1,575,477	$1,348,797

Foreign receivables are not included in the Company’s accounts receivable securitization program. At June 30, 2015 and December 31, 2014, there was $764 million and $675 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for six months ended June 30 is as follows (in thousands):

	2015	2014
Allowance for doubtful accounts beginning of period	$23,842	$22,416
Add:
Provision for bad debts	13,022	12,283
Less:
Write-offs	(14,464)	(11,945)

Allowance for doubtful accounts end of period	$22,400	$22,754

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of June 30, 2015 and December 31, 2014, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Repurchase agreements	$140,826	$—	$140,826	$—
Money market	55,004	—	55,004	—
Certificates of deposit	6,438	—	6,438	—

Total cash equivalents	$202,268	$—	$202,268	$—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Repurchase agreements	$196,616	$—	$196,616	$—
Money market	50,000	—	50,000	—
Certificates of deposit	3,570	—	3,570	—

Total cash equivalents	$250,186	$—	$250,186	$—
Liabilities:
Acquisition related contingent consideration	$43,486	$—	$—	$43,486

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

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$4,484	$2,889	$8,842	$6,300
Restricted stock	9,065	4,798	21,658	11,999

Stock-based compensation	$13,549	$7,687	$30,500	$18,299

The tax benefits recorded on stock based compensation were $10.8 million and $6.2 million for the six month periods ended June 30, 2015 and 2014, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2015 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$71,153	1.80
Restricted stock	19,811	1.29

Total	$90,964

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

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2015 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,131	$58.71	2,370	$21.75		$461,770
Granted	271	155.95			$38.07
Exercised	(209)	33.90				25,541
Forfeited	(25)	105.36

Outstanding at June 30, 2015	5,168	$64.60	2,476	$23.68		$472,719

Expected to vest as of June 30, 2015	5,168	$64.60

The aggregate intrinsic value of stock options exercisable at June 30, 2015 was $327.8 million. The weighted average contractual term of options exercisable at June 30, 2015 was 5.4 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the six months ended June 30, 2015 and 2014, with the following weighted-average assumptions for grants during the period.

	June 30
	2015	2014
Risk-free interest rate	1.28%	0.90%
Dividend yield	—	—
Expected volatility	28.47%	34.92%
Expected life (in years)	4.0	3.8

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

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2015 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	716	$121.38
Granted	89	155.65
Vested	(100)	123.33
Cancelled	(5)	35.78

Unvested at June 30, 2015	700	$126.67

5. Acquisitions

For the six months ended June 30, 2015, the Company completed acquisitions with an aggregate purchase price of $5.9 million and has made deferred payments of purchase price of $2.1 million related to 2014 and 2013 acquisitions.

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

The following table summarizes the preliminary acquisition accounting for Comdata (in thousands):

Restricted cash	$93,312
Trade and other receivables	634,335
Prepaid expenses and other	16,077
Property and equipment	17,984
Goodwill	2,264,174
Other intangible assets	1,630,700
Notes and other liabilities assumed	(802,273)
Deferred tax liabilities	(427,193)
Other long term liabilities	(6,841)

Aggregate purchase price	$3,420,275

Acquisition accounting adjustments recorded during the six months ended June 30, 2015 relate to our businesses acquisitions completed in 2014 and included reallocation of certain deferred tax liabilities among certain of the Comdata entities and a change in the estimated fair value of acquired accounts receivable. These adjustments recorded in 2015 did not have a significant impact on the 2014 consolidated income statement, balance sheet or statement of cash flows, thus the Company has not recast these statements.

The preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

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

Other

During 2014, the Company acquired Pacific Pride, a U.S. fuel card business, and a fuel card business from Shell in Germany. The following table summarizes the preliminary acquisition accounting for these acquisitions during 2014 (in thousands):

Trade and other receivables	$62,604
Prepaid expenses and other	232
Property and equipment	71
Goodwill	32,833
Other intangible assets	47,992
Notes and other liabilities assumed	(66,499)

Aggregate purchase price	$77,233

The preliminary estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8	$15,592
Trade names and trademarks—indefinite	N/A	2,900
Franchisee Agreements	20	29,500

		$47,992

The acquisition accounting for these transactions is preliminary as the Company is still completing the valuation for intangible assets and certain acquired contingencies and the working capital adjustment period remains open. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2014	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2015
Segment
North America	$2,659,417	$(5,569)	$—	$2,653,848
International	1,152,445	—	(39,222)	1,113,223

	$3,811,862	(5,569)	$(39,222)	$3,767,071

As of June 30, 2015 and December 31, 2014 other intangible assets consisted of the following (in thousands):

		June 30, 2015			December 31, 2014
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	18.4	$2,124,658	$(267,629)	$1,857,029	$2,139,339	$(205,365)	$1,933,974
Trade names and trademarks—indefinite lived	N/A	335,149	—	335,149	337,467	—	337,467
Trade names and trademarks—other	14.5	3,314	(1,953)	1,361	3,332	(1,847)	1,485
Software	5.1	173,602	(37,914)	135,688	174,507	(21,511)	152,996
Non-compete agreements	5.6	16,613	(7,692)	8,921	17,724	(6,279)	11,445

Total other intangibles		$2,653,336	$(315,188)	2,338,148	$2,672,369	$(235,002)	$2,437,367

Changes in foreign exchange rates resulted in a $24.5 million decrease to the carrying values of other intangible assets in the six months ended June 30, 2015. Amortization expense related to intangible assets for the six months ended June 30, 2015 and 2014 was $80.2 million and $36.5 million, respectively.

7. Debt

The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2015	December 31, 2014
Term note payable—domestic(a)	$2,210,227	$2,261,005
Revolving line of credit A Facility—domestic(a)	370,000	595,000
Revolving line of credit A Facility—foreign(a)	—	53,204
Revolving line of credit A Facility—swing line(a)	10,741	—
Other debt(c)	3,619	9,508

Total notes payable and other obligations	2,594,587	2,918,717
Securitization Facility(b)	764,000	675,000

Total notes payable, credit agreements and Securitization Facility	$3,358,587	$3,593,717

Current portion	$1,246,342	$1,424,764
Long-term portion	2,112,245	2,168,953

Total notes payable, credit agreements and Securitization Facility	$3,358,587	$3,593,717

(a)	On October 24, 2014, the Company entered into a new $3.355 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Interest on amounts outstanding under the Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The stated maturity dates for the term loan A, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The Company has unamortized debt discounts of $6.7 million related to the term A facility and $1.3 million related to the term B facility at June 30, 2015.

(b)	The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended and restated for the fifth time on November 14, 2014 in connection with the Comdata acquisition. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.21% plus 0.90% and 0.18% plus 0.90% as of June 30, 2015 and December 31, 2014, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2015 and December 31, 2014.
(c)	Other debt includes other deferred liabilities associated with certain of our businesses and is recorded within notes payable and other obligations, less current portion in the consolidated Balance Sheets.

The Company was in compliance with all financial and non-financial covenants at June 30, 2015.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended June 30, 2015 and 2014 due to the following (in thousands):

	2015		2014
Computed “expected” tax expense	$50,852	35.0%	$44,784	35.0%
Changes resulting from:
Foreign income tax differential	(5,747)	(4.0)	(5,761)	(4.5)
State taxes net of federal benefits	2,022	1.4	1,466	1.2
Foreign-sourced nontaxable income	(4,061)	(2.8)	(3,484)	(2.7)
Other	3,547	2.5	2,401	1.8

Provision for income taxes	$46,613	32.1%	$39,406	30.8%

9. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three months ended June 30 (in thousands, except per share data) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$98,678	$88,549	$192,831	$163,658

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	91,904	82,996	91,828	82,867
Dilutive securities	2,146	2,821	2,164	2,890

Denominator for diluted earnings per share	94,050	85,817	93,992	85,757

Basic earnings per share	$1.07	$1.07	$2.10	$1.97
Diluted earnings per share	$1.05	$1.03	$2.05	$1.91

Basic shares includes the impact of share-based payment awards classified as participating securities, which are not material to the calculation of basic shares. Diluted earnings per share for the three month period ended June 30, 2015 excludes the effect of 31 thousand shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares during the three or six month periods ended June 30, 2014. Diluted earnings per share for the three month period ended June 30, 2015 also excludes the effect of 0.5 million shares of performance based restricted stock, respectively, for which the performance criteria have not yet been achieved.

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

The Company’s segment results are as follows as of and for the three and six month periods ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues, net:
North America	$284,576	$138,861	$583,389	$265,236
International	120,029	134,641	237,382	262,174

	$404,605	$273,502	$820,771	$527,410

Operating income:
North America	$109,584	$68,317	$219,350	$124,514
International	59,567	66,167	113,575	124,106

	$169,151	$134,484	$332,925	$248,620

Depreciation and amortization:
North America	$32,021	$6,376	$63,943	$13,012
International	16,806	18,053	32,966	35,835

	$48,827	$24,429	$96,909	$48,847

Capital expenditures:
North America	$3,793	$1,840	$8,017	$3,836
International	4,336	4,128	8,217	7,716

	$8,129	$5,968	$16,234	$11,552

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Special Cautionary Note Regarding Forward-Looking Statements”. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by OANDA Corporation for the applicable periods.

This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the three and six months ended June 30, 2015 and 2014, our North America and International segments generated the following revenue:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$284.6	70.3%	$138.9	50.8%	$583.4	71.1%	$265.2	50.3%
International	120.0	29.7%	134.6	49.2%	237.4	28.9%	262.2	49.7%

	$404.6	100.0%	$273.5	100.0%	$820.8	100.0%	$527.4	100.0%

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

Set forth below are our sources of revenue for the three and six months ended June 30, 2015 and 2014, expressed as a percentage of consolidated revenues:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue from customers and partners	65.8%	55.1%	64.6%	55.6%
Revenue from merchants and networks	34.2%	44.9%	35.4%	44.4%
Revenue tied to fuel-price spreads[1]	10.3%	14.5%	12.0%	14.2%
Revenue influenced by the absolute price of fuel[1]	16.1%	18.7%	15.3%	18.4%
Revenue from program fees, late fees, interest and other	73.6%	66.8%	72.7%	67.4%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Transactions (in millions)[2]
North America	389.4	42.7	774.2	83.1
International	45.7	47.5	92.5	94.3

Total transactions	435.1	90.2	866.7	177.4

Revenue per transaction
North America	$0.73	$3.25	$0.75	$3.19
International	2.63	2.83	2.57	2.78
Consolidated revenue per transaction	0.93	3.03	0.95	2.97
Adjusted revenue per transaction
Consolidated adjusted revenue per transaction[3]	$0.88	$2.81	$0.89	$2.76

[2]	Transactions in the three and six month periods ended June 30, 2015 includes appropriately 296 million and 597 million transactions, respectively, related to our SVS product, which is part of the Comdata business acquired in November 2014. SVS, Stored Value Solutions, is our global provider of gift card and stored value solutions. The SVS product has a very low revenue per transaction.

[3]	Adjusted revenues is a non-GAAP financial measure defined as revenues, net of merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

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

For the three months ended June 30, 2015, transaction volumes increased 382% to 435.1 million transactions compared to 90.2 million transactions in the comparable period of 2014. For the six months ended June 30, 2015, transaction volumes increased 389% to 866.7 million transactions compared to 177.4 million transactions in the comparable period of 2014. North American segment transactions grew 812% and 831%, in the three and six months ended June 30, 2015 over the comparable period in 2014, respectively, primarily due to our acquisition of Comdata in November 2014, of which 296 million and 597 million transactions are attributable to SVS, for the three and six months ended June 30, 2015, respectively, as well as from organic growth in our US businesses. Transaction volumes in our international segment decreased slightly by 3.9% and 1.9%, in the three and six months ended June 30, 2015 over the comparable period in 2014, respectively, primarily due to market softness in Russia and Brazil.

Sources of Expenses

We incur expenses in the following categories:

•	Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services.

•	Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses.

•	Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.

•	General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executives, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.

•	Depreciation and amortization—Our depreciation expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include amortization of intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Other expense (income), net—Our other expense (income), net includes foreign currency transaction gains or losses, proceeds/costs from the sale of assets and other miscellaneous operating costs and revenue.

•	Equity method investment loss—Our equity method investment loss relates to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for using the equity method.

•	Interest expense, net—Our interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our Securitization Facility. We have historically invested our cash primarily in short-term money market funds.

•	Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services in the United States and internationally. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands, except per share amounts)
Adjusted revenues	$382,880	$253,175	$771,720	$489,460
Adjusted net income	$138,898	$108,890	$274,854	$204,989
Adjusted net income per diluted share	$1.48	$1.27	$2.92	$2.39

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

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•	Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 65 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 56%, 51% and 56% of our revenue in 2014, 2013 and 2012, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The following table sets forth selected consolidated statement of income data for the three months ended June 30, 2015 and 2014 (in thousands).

	Three months ended June 30, 2015	% of total revenue	Three months ended June 30, 2014	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$284,576	70.3%	$138,861	50.8%	$145,715	104.9%
International	120,029	29.7%	134,641	49.2%	(14,612)	(10.9)%

Total revenues, net	404,605	100.0%	273,502	100.0%	131,103	47.9%
Consolidated operating expenses:
Merchant commissions	21,725	5.4%	20,327	7.4%	1,398	6.9%
Processing	74,564	18.4%	38,845	14.2%	35,719	92.0%
Selling	27,297	6.7%	17,521	6.4%	9,776	55.8%
General and administrative	63,041	15.6%	37,896	13.9%	25,145	66.4%
Depreciation and amortization	48,827	12.1%	24,429	8.9%	24,398	99.9%

Operating income	169,151	41.8%	134,484	49.2%	34,667	25.8%

Equity method investment loss	5,118	1.3%	1,489	0.5%	3,629	243.7%
Other expense, net	653	0.2%	(268)	(0.1)%	921	(343.7)%
Interest expense, net	18,089	4.5%	5,308	1.9%	12,781	240.8%
Provision for income taxes	46,613	11.5%	39,406	14.4%	7,207	18.3%

Net income	$98,678	24.4%	$88,549	32.4%	$10,129	11.4%

Operating income for segments:

North America	$109,584		$68,317		$41,267	60.4%
International	59,567		66,167		(6,600)	(10.0)%

Operating income	$169,151		$134,484		$34,667	25.8%

Operating margin for segments:
North America	38.5%		49.2%		(10.7)%
International	49.6%		49.1%		0.5%

Total	41.8%		49.2%		(7.4)%

	Three months ended June 30,
	2015	2014
Transactions (in millions)[1]
North America	389.4	42.7
International	45.7	47.5

Total transactions	435.1	90.2

Revenue per transaction
North America	$0.73	$3.25
International	2.63	2.83
Consolidated revenue per transaction	0.93	3.03
Consolidated adjusted revenue per transaction	0.88	2.81

[1]	Transactions in three months ended June 30, 2015 includes appropriately 296 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014. Revenue per transaction for the SVS product is lower than that generated by our other products.

Revenues and revenue per transaction

Our consolidated revenues increased from $273.5 million in the three months ended June 30, 2014 to $404.6 million in the three months ended June 30, 2015, an increase of $131.1 million, or 47.9%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $141 million in additional revenue in the three months ended June 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended June 30, 2015 over the comparable period in 2014. The macroeconomic environment was primarily impacted by lower fuel prices and foreign exchange rates, partially offset by higher fuel spread margins.

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it negatively impacted our consolidated adjusted revenues for the three months ended June 30, 2015 over the comparable period in 2014 by approximately $47 million. Changes in foreign exchange rates had an unfavorable impact on consolidated adjusted revenues of approximately $24 million, due to unfavorable fluctuations in rates in almost all geographies, in the three months ended June 30, 2015 over 2014. In addition, we believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $23 million.

Consolidated revenue per transaction decreased from $3.03 in the three months ended June 30, 2014 to $0.93 in the three months ended June 30, 2015, a decrease of $2.10 or 69.3%. Excluding the impact of the SVS business, which had approximately 296 million transactions in the quarter at a very low revenue per transaction, revenue per transaction for the second quarter of 2015 decreased 11.5% to $2.68 from $3.03 in the second quarter of 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, primarily fuel prices and foreign exchange rates.

North America segment revenues and revenue per transaction

North America revenues increased from $138.9 million in the three months ended June 30, 2014 to $284.6 million in the three months ended June 30, 2015, an increase of $145.7 million, or 104.9%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $141 million in additional revenue in the three months ended June 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the three months ended June 30, 2015 over the comparable period in 2014, primarily due to the impact of lower fuel prices in the US, partially offset by higher fuel spread margins.

North America segment revenue per transaction decreased from $3.25 in the three months ended June 30, 2014 to $0.73 in the three months ended June 30, 2015, a decrease of $2.52 or 77.5%. Excluding the impact of the SVS business, which had approximately 296 million transactions in the quarter at a very low revenue per transaction, revenue per transaction in our North America segment for the second quarter of 2015 decreased 16.6% to $2.71 from $3.25 in the second quarter of 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. Revenue per transaction decreased due primarily to lower fuel prices during the quarter versus the prior year quarter, partially offset by higher spread margins; and the mix impact of the Comdata acquisition, excluding SVS, which has revenue per transaction products that generate lower than the historical FleetCor average.

International segment revenues and revenue per transaction

International segment revenues decreased from $134.6 million in the three months ended June 30, 2014 to $120.0 million in the three months ended June 30, 2015, a decrease of $14.6 million, or 10.9%. The decrease in our International segment revenue was primarily due to:

•	The impact of the macroeconomic environment, which is included within organic growth. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended June 30, 2015 over the comparable period in 2014, primarily due to changes in foreign exchange rates.

As discussed, we use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. Changes in foreign exchange rates had an unfavorable impact on international adjusted revenues of approximately $24 million, due to unfavorable fluctuations in rates in almost all geographies, in the three months ended June 30, 2015 over 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

International segment revenue per transaction decreased from $2.83 in the three months ended June 30, 2014 to $2.63 in the three months ended June 30, 2015, a decrease of $0.21 per transaction or 7.2%, due primarily to the unfavorable impact of foreign exchange rates across all of our geographies. This unfavorable impact was partially offset by organic revenue growth in several products, especially by our maintenance product in the U.K. and Mexico, and the successful conversion of the Shell small business portfolios in Europe.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $20.3 million in the three months ended June 30, 2014 to $21.7 million in the three months ended June 30, 2015, an increase of $1.4 million, or 6.9%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in certain revenue streams where merchant commission are paid, , partially offset by decreases due to changes in foreign exchange rates.

Processing Processing expenses increased from $38.8 million in the three months ended June 30, 2014 to $74.6 million in the three months ended June 30, 2015, an increase of $35.7 million, or 92.0%. Our processing expenses primarily increased due to the impact of our acquisition of Comdata completed in the second half of 2014, partially offset by decreases due to changes in foreign exchange rates.

Selling Selling expenses increased from $17.5 million in the three months ended June 30, 2014 to $27.3 million in the three months ended June 30, 2015, an increase of $9.8 million, or 55.8%. The increase was primarily due to our acquisition of Comdata completed in the second half of 2014, as well as additional sales and marketing spending in certain markets, partially offset by decreases due to changes in foreign exchange rates.

General and administrative General and administrative expenses increased from $37.9 million in the three months ended June 30, 2014 to $63.0 million in the three months ended June 30, 2015, an increase of $25.1 million, or 66.4%. The increase was primarily due to the impact of our acquisition of Comdata completed in the second half of 2014 and incremental stock based compensation of $5.9 million, partially offset by decreases due to changes in foreign exchange rates.

Depreciation and amortization Depreciation and amortization increased from $24.4 million in the three months ended June 30, 2014 to $48.8 million in the three months ended June 30, 2015, an increase of $24.4 million, or 99.9%. The increase was primarily due to the acquisition of Comdata completed during the second half of 2014, which resulted in an increase of $26.2 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets, partially offset by decreases due to changes in foreign exchange rates.

Operating income and operating margin

Consolidated operating income

Operating income increased from $134.5 million in the three months ended June 30, 2014 to $169.2 million in the three months ended June 30, 2015, an increase of $34.7 million, or 25.8%. Our operating margin was 49.2% and 41.8% for the three months ended June 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata completed in November 2014 and organic growth in the business driven by increases in volume and revenue per transaction for certain of our products. These positive drivers of consolidated results along with slightly higher fuel spread margins were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices in North America and unfavorable changes in foreign exchange rates. We believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $23 million. In addition, changes in foreign exchange rates had an unfavorable impact on consolidated operating income of approximately $12 million, due to unfavorable fluctuations in rates in almost all geographies. Results were also negatively impacted by the increase in amortization and depreciation expense related to Comdata acquired in November 2014 and increased stock based compensation expense during the quarter. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $68.3 million in the three months ended June 30, 2014 to $109.6 million in the three months ended June 30, 2015, an increase of $41.3 million, or 60.4%. North America operating margin was 49.2% and 38.5% for the three months ended June 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata in November 2014, as well as organic growth in the business. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization. In addition, we had increased stock based compensation expense, the majority of which is recorded in our North American segment. Furthermore, operating results were also negatively impacted by the macroeconomic environment, primarily lower fuel prices, partially offset by higher fuel spread margins.

International segment operating income

International operating income decreased from $66.2 million in the three months ended June 30, 2014 to $59.6 million in the three months ended June 30, 2015, a decrease of $6.6 million, or 10.0%. International operating margin was 49.1% and 49.6% for the three months ended June 30, 2014 and 2015, respectively. The decrease in operating income was due primarily to the unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, which we believe negatively impacted operating income by approximately $12 million. The negative impact of the environment was partially offset by the impact of organic growth in the business driven by increases in volume and revenue per transaction, in local currency. The impact of changes in fuel price and fuel price spreads were negligible.

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The increase in equity method investment loss from $1.5 million in the three months ended June 30, 2014 to $5.1 million in the three months ended June 30, 2015 was primarily due to the incremental impact of ownership for the full period in 2015.

Other expense (income), net

Other expense (income), net increased from a gain of $0.3 million in the three months ended June 30, 2014 to $0.7 million in the three months ended June 30, 2015, an increase of $1.0 million, a minor amount.

Interest expense, net

Interest expense increased from $5.3 million in the three months ended June 30, 2014 to $18.1 million in the three months ended June 30, 2015, an increase of $12.8 million, or 240.8%. The increase is due to an increase in borrowings in 2015 over 2014, primarily due to funding the purchase price for acquisitions, as well as increased interest rates from an uptick in our leverage ratio due to the additional borrowings to fund acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, including the relevant unused credit facility fees.

	Three months ended June 30,
	2015	2014
Term loan A & Domestic Revolver A, including unused credit facility fee	2.28%	2.21%
Term loan B, including unused credit facility fee	4.10%	—
Foreign Revolver A	2.25%	2.24%
Foreign Revolver B, including unused credit facility fee	—	4.75%
Foreign swing line	2.23%	2.22%

Provision for income taxes

The provision for income taxes increased from $39.4 million in the three months ended June 30, 2014 to $46.6 million in the three months ended June 30, 2015, an increase of $7.2 million, or 18.3%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 30.8% for three months ended June 30, 2014 to 32.1% for the three months ended June 30, 2015.

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

Net income

For the reasons discussed above, our net income increased from $88.5 million in the three months ended June 30, 2014 to $98.7 million in the three months ended June 30, 2015, an increase of $10.1 million, or 11.4%.

Results of Operations

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The following table sets forth selected consolidated statement of income data for the six months ended June 30, 2015 and 2014 (in thousands).

	Six months ended June 30, 2015	% of total revenue	Six months ended June 30, 2014	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$583,389	71.1%	$265,236	50.3%	$318,153	120.0%
International	237,382	28.9%	262,174	49.7%	(24,792)	(9.5)%

Total revenues, net	820,771	100.0%	527,410	100.0%	293,361	55.6%
Consolidated operating expenses:
Merchant commissions	49,051	6.0%	37,950	7.2%	11,101	29.3%
Processing	155,920	19.0%	75,701	14.4%	80,219	106.0%
Selling	53,628	6.5%	34,935	6.6%	18,693	53.5%
General and administrative	132,338	16.1%	81,357	15.4%	50,981	62.7%
Depreciation and amortization	96,909	11.8%	48,847	9.3%	48,062	98.4%

Operating income	332,925	40.6%	248,620	47.1%	84,305	33.9%

Equity method investment loss	7,818	1.0%	1,489	0.3%	6,329	425.1%
Other expense, net	2,513	0.3%	276	0.1%	2,237	810.5%
Interest expense, net	37,655	4.6%	10,769	2.0%	26,886	249.7%
Provision for income taxes	92,108	11.2%	72,428	13.7%	19,680	27.2%

Net income	$192,831	23.5%	$163,658	31.0%	$29,173	17.8%

Operating income for segments:
North America	$219,350		$124,514		$94,836	76.2%
International	113,575		124,106		(10,531)	(8.5)%

Operating income	$332,925		$248,620		$84,305	33.9%

Operating margin for segments:
North America	37.6%		46.9%		(9.3)%
International	47.8%		47.3%		0.5%

Total	40.6%		47.1%		(6.5)%

	Six months ended June 30,
	2015	2014
Transactions (in millions)[1]
North America	774.2	83.1
International	92.5	94.3

Total transactions	866.7	177.4

Revenue per transaction
North America	$0.75	$3.19
International	2.57	2.78
Consolidated revenue per transaction	0.95	2.97
Consolidated adjusted revenue per transaction	0.89	2.76

[1]	Transactions in six months ended June 30, 2015 includes appropriately 597 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014. Revenue per transaction for the SVS product is lower than that generated by our other products.

Revenues and revenue per transaction

Our consolidated revenues increased from $527.4 million in the six months ended June 30, 2014 to $820.8 million in the six months ended June 30, 2015, an increase of $293.4 million, or 55.6%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $281 million in additional revenue in the six months ended June 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the six months ended June 30, 2015 over the comparable period in 2014. The macroeconomic environment was primarily impacted by lower fuel prices and foreign exchange rates, partially offset by higher fuel spread margins.

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it negatively impacted our consolidated adjusted revenues for the six months ended June 30, 2015 over the comparable period in 2014 by approximately $76 million. Changes in foreign exchange rates had an unfavorable impact on consolidated adjusted revenues of approximately $44 million, due to unfavorable fluctuations in rates in almost all geographies, in the six months ended June 30, 2015 over 2014. In addition, we believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $32 million.

Consolidated revenue per transaction decreased from $2.97 in the six months ended June 30, 2014 to $0.95 in the six months ended June 30, 2015, a decrease of $2.03 or 68.1%. Excluding the impact of the SVS business, which had approximately 597 million transactions in the six months ended June 30, 2015, at a very low revenue per transaction, revenue per transaction for the first half of 2015 decreased 6.8% to $2.77 from $2.97 in the first half of 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment.

North America segment revenues and revenue per transaction

North America revenues increased from $265.2 million in the six months ended June 30, 2014 to $583.4 million in the six months ended June 30, 2015, an increase of $318.2 million, or 120.0%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $281 million in additional revenue in the six months ended June 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the six months ended June 30, 2015 over the comparable period in 2014, primarily due to the impact of lower fuel prices in the US, partially offset by higher fuel spread margins.

North America segment revenue per transaction decreased from $3.19 in the six months ended June 30, 2014 to $0.75 in the six months ended June 30, 2015, a decrease of $2.44 or 76.4%. Excluding the impact of the SVS business, which had approximately 597 million transactions in the six months ended June 30, 2015, at a very low revenue per transaction, revenue per transaction in our North America segment for the first half of 2015 decreased 9.8% to $2.88 from $3.19 in the first half of 2014. Revenue per transaction decreased due primarily due to the impact of lower fuel prices during the quarter versus the prior year quarter and the mix impact of the Comdata acquisition, excluding SVS, which has revenue per transaction products that generate lower than the historical FleetCor average, partially offset by the impact of organic growth in revenue and volume in certain of our products and higher fuel spread margins.

International segment revenues and revenue per transaction

International segment revenues decreased from $262.2 million in the six months ended June 30, 2014 to $237.4 million in the six months ended June 30, 2015, a decrease of $24.8 million, or 9.5%. The decrease in our International segment revenue was primarily due to:

•	The impact of the macroeconomic environment, which is included within organic growth. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the six months ended June 30, 2015 over the comparable period in 2014, primarily due to changes in foreign exchange rates and lower fuel prices internationally. Unfavorable fluctuations in foreign exchange rates in almost all geographies had an unfavorable impact on revenues in the six months ended June 30, 2015 over the comparable period in 2014.

As discussed, we use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. Changes in foreign exchange rates had an unfavorable impact on international adjusted revenues of approximately $44 million, due to unfavorable fluctuations in rates in almost all geographies, in the six months ended June 30, 2015 over 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

International segment revenue per transaction decreased from $2.78 in the six months ended June 30, 2014 to $2.57 in the six months ended June 30, 2015, a decrease of $0.21 per transaction or 7.7%, due primarily to the unfavorable impact of foreign exchange rates across all of our geographies. This unfavorable impact was partially offset by organic revenue growth in several products, primarily by our maintenance product in the U.K. and Mexico, and the successful conversion of the Shell small business portfolios in Europe.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $38.0 million in the six months ended June 30, 2014 to $49.1 million in the six months ended June 30, 2015, an increase of $11.1 million, or 29.3%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in certain revenue streams where merchant commission are paid, partially offset by decreases due to changes in foreign exchange rates.

Processing Processing expenses increased from $75.7 million in the six months ended June 30, 2014 to $155.9 million in the six months ended June 30, 2015, an increase of $80.2 million, or 106.0%. Our processing expenses primarily increased due to the impact of our acquisition of Comdata completed in the second half of 2014, partially offset by decreases due to changes in foreign exchange rates.

Selling Selling expenses increased from $34.9 million in the six months ended June 30, 2014 to $53.6 million in the six months ended June 30, 2015, an increase of $18.7 million, or 53.5%. The increase was primarily due to our acquisition of Comdata completed in the second half of 2014, as well as additional sales and marketing spending in certain markets, partially offset by decreases due to changes in foreign exchange rates.

General and administrative General and administrative expenses increased from $81.4 million in the six months ended June 30, 2014 to $132.3 million in the six months ended June 30, 2015, an increase of $51.0 million, or 62.7%. The increase was primarily due to the impact of our acquisition of Comdata completed in the second half of 2014 and incremental stock based compensation of $12.2 million, partially offset by decreases due to changes in foreign exchange rates.

Depreciation and amortization Depreciation and amortization increased from $48.8 million in the six months ended June 30, 2014 to $96.9 million in the six months ended June 30, 2015, an increase of $48.1 million, or 98.4%. The increase was primarily due to our acquisition of Comdata completed during the second half of 2014, which resulted in an increase of $52.2 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as acquired fixed assets, partially offset by decreases due to changes in foreign exchange rates.

Operating income and operating margin

Consolidated operating income

Operating income increased from $248.6 million in the six months ended June 30, 2014 to $332.9 million in the six months ended June 30, 2015, an increase of $84.3 million, or 33.9%. Our operating margin was 47.1% and 40.6% for the six months ended June 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata completed in November 2014 and organic growth in the business driven by increases in volume and revenue per transaction for certain of our products. These positive drivers of consolidated results were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices in North America and unfavorable changes in foreign exchange rates, partially offset by higher fuel spread margins. We believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $32 million. In addition, changes in foreign exchange rates had an unfavorable impact on consolidated operating income of approximately $22 million, due to unfavorable fluctuations in rates in almost all geographies. Results were also negatively impacted by the increase in amortization and depreciation expense related to assets acquired in 2014 and increased stock based compensation expense during the first half of 2015. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $124.5 million in the six months ended June 30, 2014 to $219.4 million in the six months ended June 30, 2015, an increase of $94.8 million, or 76.2%. North America operating margin was 46.9% and 37.6% for the six months ended June 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata in November 2014, as well as organic growth in the business. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization. In addition, we had increased stock based compensation expense, the majority of which is recorded in our North American segment. Furthermore, operating results were also negatively impacted by the macroeconomic environment, primarily due to lower fuel prices, partially offset by higher fuel spread margins.

International segment operating income

International operating income decreased from $124.1 million in the six months ended June 30, 2014 to $113.6 million in the six months ended June 30, 2015, a decrease of $10.5 million, or 8.5%. International operating margin was 47.3% and 47.9% for the six months ended June 30, 2014 and 2015, respectively. The decrease in operating income was due primarily to the unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, which we believe negatively impacted operating income by approximately $22 million, as well as the negative impact of fuel prices internationally. The negative impact of the environment was partially offset by the impact of organic growth in the business driven by increases in volume and revenue per transaction, in local currency. The impact of changes in fuel price spreads was negligible.

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The increase in equity method investment loss from $1.5 million in the six months ended June 30, 2014 to $7.8 million in the six months ended June 30, 2015 was primarily due to the incremental impact of ownership for the full period in 2015.

Other expense (income), net

Other expense (income), net increased from $0.3 million in the six months ended June 30, 2014 to $2.5 million in the six months ended June 30, 2015, an increase of $2.2 million, a minor amount.

Interest expense, net

Interest expense increased from $10.8 million in the six months ended June 30, 2014 to $37.7 million in the six months ended June 30, 2015, an increase of $26.9 million, or 249.7%. The increase is due to an increase in borrowings in 2015 over 2014, primarily due to funding the purchase price for acquisitions as well as increased interest rates from an uptick in our leverage ratio due to the additional borrowings to fund acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, including the relevant unused credit facility fees.

	Six months ended June 30,
	2015	2014
Term loan A & Domestic Revolver A, including unused credit facility fee	2.38%	2.21%
Term loan B, including unused credit facility fee	4.12%	—
Foreign Revolver A	2.36%	2.24%
Foreign Revolver B, including unused credit facility fee	—	4.73%
Foreign swing line	2.31%	2.21%

Provision for income taxes

The provision for income taxes increased from $72.4 million in the six months ended June 30, 2014 to $92.1 million in the six months ended June 30, 2015, an increase of $19.7 million, or 27.2%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 30.7% for six months ended June 30, 2014 to 32.3% for the six months ended June 30, 2015.

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

Net income

For the reasons discussed above, our net income increased from $163.7 million in the six months ended June 30, 2014 to $192.8 million in the six months ended June 30, 2015, an increase of $29.2 million, or 17.8%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At June 30, 2015, our unrestricted cash and cash equivalent balance totaled $384.2 million. Our restricted cash balance at June 30, 2015 totaled $129.4 million. Restricted cash primarily represents customer deposits in the Czech Republic and Comdata US, which we are restricted from using other than to repay customer deposits.

At June 30, 2015, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $244.6 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2015, we had the ability to generate approximately $48 million of additional liquidity under our Securitization Facility. At June 30, 2015, we had approximately $654 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the three months ended June 30, 2015 and 2014.

	Six months ended June 30,
(in millions)	2015	2014
Net cash provided by operating activities	$198.4	$157.7
Net cash used in investing activities	(24.2)	(201.4)
Net cash (used in) provided by financing activities	(253.3)	1.8

Operating activities Net cash provided by operating activities increased from $157.7 million in the six months ended June 30, 2014 to $198.4 million in the six months ended June 30, 2015. The increase is primarily due to changes in working capital and increases in certain non-cash expenses, including amortization of intangible assets and stock-based compensation, as well as additional net income of $29.2 million during the six months ended June 30, 2015 over the comparable period in 2014.

Investing activities Net cash used in investing activities decreased from $201.4 million in the six months ended June 30, 2014 to $24.2 million in the six months ended June 30, 2015. This decrease is primarily due to the reduction in cash paid for acquisitions in the six months ended June 30, 2015 over the comparable period.

Financing activities Net cash from financing activities increased from cash provided by financing activities of $1.8 million in the six months ended June 30, 2014 to cash used in financing activities of $253.3 million in the six months ended June 30, 2015. The increase is primarily due to an increase in net paydowns of outstanding balances on our Credit Facility of $219.5 million and an increase in payments made on contingent consideration arrangements of $39.8. The incremental uses of cash were partially offset by additional net borrowings under our Securitization Facility of $13.6 million in the six months ended June 30, 2015 over the comparable period in 2014.

Capital spending summary

Our capital expenditures increased from $11.6 million in the six months ended June 30, 2014 to $16.2 million in the six months ended June 30, 2015, an increase of $4.7 million, or 40.5%. The increase was primarily due to the impact of our acquisition of Comdata in November 2014.

Credit Facility

We are party to a $3.355 billion Credit Agreement (the “New Credit Agreement”) with a syndicate of banks, which we originally entered into on October 24, 2014. The New Credit Agreement provides for (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The New Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. The New Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of June 30, 2015, we were in compliance with each of the covenants under the Credit Facility.

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

Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At June 30, 2015, the interest rate on the term loan A facility and domestic revolving A facility was 1.94%, term loan B facility was 3.75% and foreign swing line of credit was 2.23%. The rate on the unused credit facility was 0.35% for all facilities at June 30, 2015. There were no borrowings outstanding on the foreign revolving A and B facilities at June 30, 2015.

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

At June 30, 2015, we had $1,969.5 million in outstanding term loan A, $248.8 million in outstanding term loan B, $370 million in borrowings outstanding on the domestic revolving A facility and $10.7 million in borrowings outstanding on the foreign swing line of credit. During the six months ended June 30, 2015, we made principal payments of $50.5 million on the term loan A, $1.3 million on the term loan B, $225 million on the domestic revolving A facility and $51.8 million on the foreign revolving A facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar facility with Westpac Bank in New Zealand. This facility was for purposes of funding the working capital needs of our CardLink, in New Zealand. This facility was terminated in February 2015.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the Fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. The current purchase limit under the Securitization Facility is $1.2 billion. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.21% plus 0.90% at June 30, 2015. The unused facility fee is payable at a rate of 0.40% per annum at June 30, 2015.

The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things. We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2015.

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

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $10.1 million, which are payable $8.4 in the next twelve months and $1.7 million in periods beyond a year.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2015, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2014. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

Management’s Use of Non-GAAP Financial Measures

We have included in the discussion above certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net	$404,605	$273,502	$820,771	$527,410
Merchant commissions	(21,725)	(20,327)	(49,051)	(37,950)

Total adjusted revenues	$382,880	$253,175	$771,720	$489,460

Adjusted net income and adjusted net income per diluted share

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to share-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) loss on the early extinguishment of debt, (e) our proportionate share of amortization of intangible assets at our equity method investment, and (f) other non-cash adjustments.

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$98,678	$88,549	$192,831	$163,658
Net income per diluted share	1.05	1.03	2.05	1.91
Stock based compensation	13,549	7,687	30,500	18,299
Amortization of intangible assets	40,415	18,210	80,186	36,482
Amortization of premium on receivables	814	816	1,627	1,630
Amortization of deferred financing costs and discounts	1,773	531	3,517	1,062
Amortization from equity method investment	2,667	2,149	5,372	2,149

Total pre-tax adjustments	59,218	29,393	121,202	59,622
Income tax impact of pre-tax adjustments at the effective tax rate	(18,999)	(9,052)	(39,179)	(18,291)

Adjusted net income	$138,898	$108,890	$274,854	$204,989

Adjusted net income per diluted share	$1.48	$1.27	$2.92	$2.39
Diluted shares	94,050	85,817	93,992	85,757

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

As of June 30, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Offer Letter, dated July 29, 2014, between FleetCor Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 10, 2015.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey