Form 10-Q
period 2015-09-30
FLEETCOR TECHNOLOGIES INC
filed 2015-11-09
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock, $0.001 par value	92,161,210

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

For the Three and Nine Month Periods Ended September 30, 2015

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$422,390	$477,069
Restricted cash	129,446	135,144
Accounts receivable (less allowance for doubtful accounts of $22,543 and $23,842, respectively)	731,957	673,797
Securitized accounts receivable—restricted for securitization investors	665,000	675,000
Prepaid expenses and other current assets	51,669	74,889
Deferred income taxes	33,081	101,451

Total current assets	2,033,543	2,137,350

Property and equipment	154,987	135,062
Less accumulated depreciation and amortization	(79,127)	(61,499)

Net property and equipment	75,860	73,563
Goodwill	3,712,326	3,811,862
Other intangibles, net	2,270,524	2,437,367
Equity method investment	125,176	141,933
Other assets	67,704	72,431

Total assets	$8,285,133	$8,674,506

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$760,413	$716,676
Accrued expenses	178,974	178,375
Customer deposits	461,958	492,257
Securitization facility	665,000	675,000
Current portion of notes payable and lines of credit	336,624	749,764
Other current liabilities	38,290	84,546

Total current liabilities	2,441,259	2,896,618

Notes payable and other obligations, less current portion	2,086,664	2,168,953
Deferred income taxes	759,871	815,169
Other noncurrent liabilities	34,768	40,629

Total noncurrent liabilities	2,881,303	3,024,751

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 120,323,916 shares issued and 92,161,210 shares outstanding at September 30, 2015; and 119,771,155 shares issued and 91,662,043 shares outstanding at December 31, 2014	120	120
Additional paid-in capital	1,935,262	1,852,442
Retained earnings	1,713,506	1,403,905
Accumulated other comprehensive loss	(332,610)	(156,933)
Less treasury stock (28,162,706 and 28,109,112 shares at September 30, 2015 and December 31, 2014, respectively)	(353,707)	(346,397)

Total stockholders’ equity	2,962,571	2,753,137

Total liabilities and stockholders’ equity	$8,285,133	$8,674,506

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues, net	$451,493	$295,283	$1,272,264	$822,693
Expenses:
Merchant commissions	31,726	25,014	80,777	62,964
Processing	90,959	41,451	246,879	117,152
Selling	27,383	17,950	81,011	52,885
General and administrative	64,439	40,947	196,777	122,304
Depreciation and amortization	48,526	25,714	145,435	74,561

Operating income	188,460	144,207	521,385	392,827

Equity method investment loss	6,108	2,200	13,926	3,689
Other (income) expense, net	(168)	594	2,345	870
Interest expense, net	17,163	4,859	54,818	15,628

Total other expense	23,103	7,653	71,089	20,187

Income before taxes	165,357	136,554	450,296	372,640
Provision for income taxes	48,587	41,045	140,695	113,473

Net income	$116,770	$95,509	$309,601	$259,167

Earnings per share:
Basic earnings per share	$1.27	$1.14	$3.37	$3.12

Diluted earnings per share	$1.24	$1.11	$3.29	$3.02

Weighted average shares outstanding:
Basic weighted average shares outstanding	92,110	83,611	91,923	83,118

Diluted weighted average shares outstanding	94,157	86,134	94,069	85,688

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$116,770	$95,509	$309,601	$259,167
Other comprehensive income:
Foreign currency translation loss, net of tax	(89,467)	(68,478)	(175,677)	(45,719)

Total other comprehensive loss	(89,467)	(68,478)	(175,677)	(45,719)

Total comprehensive income	$27,303	$27,031	$133,924	$213,448

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net income	$309,601	$259,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,941	14,780
Stock-based compensation	44,387	26,292
Provision for losses on accounts receivable	18,287	18,109
Amortization of deferred financing costs and discounts	5,295	1,599
Amortization of intangible assets	120,055	55,737
Amortization of premium on receivables	2,439	2,445
Deferred income taxes	(27,640)	(1,280)
Equity method investment loss	13,926	3,689
Other non-cash operating expenses	(2,476)	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	5,697	6,109
Accounts receivable	(71,310)	(137,942)
Prepaid expenses and other current assets	2,724	(3,036)
Other assets	(3,297)	460
Excess tax benefits related to stock-based compensation	(24,455)	(53,251)
Accounts payable, accrued expenses, income taxes and deferred revenue	108,278	124,614

Net cash provided by operating activities	524,452	317,492

Investing activities
Acquisitions, net of cash acquired	(17,021)	(261,919)
Purchases of property and equipment	(29,526)	(18,279)

Net cash used in investing activities	(46,547)	(280,198)

Financing activities
Excess tax benefits related to stock-based compensation	24,455	53,251
Proceeds from issuance of common stock	13,977	21,922
Borrowings on securitization facility, net	(10,000)	44,600
Deferred financing costs paid	—	(546)
Principal payments on notes payable	(77,625)	(20,625)
Borrowings from revolver – A Facility	—	182,330
Payments on revolver – A Facility	(411,818)	(381,385)
Payments on foreign revolver – B Facility	—	(7,337)
Borrowings from swing line of credit, net	(601)	52,059
Payment of contingent consideration	(40,310)	—
Other	(342)	(462)

Net cash used in financing activities	(502,264)	(56,193)

Effect of foreign currency exchange rates on cash	(30,320)	(15,097)

Net decrease in cash and cash equivalents	(54,679)	(33,996)
Cash and cash equivalents, beginning of period	477,069	338,105

Cash and cash equivalents, end of period	$422,390	$304,109

Supplemental cash flow information
Cash paid for interest	$55,959	$19,238

Cash paid for income taxes	$47,339	$63,553

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized no foreign exchange losses or gains for the three months ended September 30, 2015 and foreign exchange losses of $0.6 million for the three months ended September 30, 2014. The Company recognized foreign exchange losses of $2.6 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. This ASU is effective for the Company for reporting periods beginning after December 15, 2017, but permits companies the option to adopt as of the original effective date. The Company is currently evaluating the impact of the provisions of ASC 606.

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

Simplification of Guidance on Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This ASU is effective for the Company for fiscal years ending after December 15, 2015 and interim periods. Early adoption is permitted. While the adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, it will impact the presentation on the Company’s balance sheet. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which is effective immediately. This ASU states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. As of September 30, 2015 and December 31, 2014, the Company had deferred financing costs of $19.4 million and $23.2 million, respectively.

Simplification of Business Combination Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The Company adopted this new guidance during the three months ended September 30, 2015. The adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows. Furthermore, measurement period adjustments recorded in the three and nine months ended September 30, 2015 did not have a material impact on our consolidated statements of income.

2. Accounts Receivable

The Company maintains a $1.2 billion revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FleetCor Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $1.2 billion of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.

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

The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Gross domestic accounts receivable	$367,919	$330,466
Gross domestic securitized accounts receivable	665,000	675,000
Gross foreign receivables	386,581	367,173

Total gross receivables	1,419,500	1,372,639
Less allowance for doubtful accounts	(22,543)	(23,842)

Net accounts and securitized accounts receivable	$1,396,957	$1,348,797

Foreign receivables are not included in the Company’s accounts receivable securitization program. At September 30, 2015 and December 31, 2014, there was $665 million and $675 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for nine months ended September 30 is as follows (in thousands):

	2015	2014
Allowance for doubtful accounts beginning of period	$23,842	$22,416
Add:
Provision for bad debts	18,287	18,109
Less:
Write-offs	(19,586)	(17,234)

Allowance for doubtful accounts end of period	$22,543	$23,291

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of September 30, 2015 and December 31, 2014, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Repurchase agreements	$138,931	$—	$138,931	$—
Money market	55,043	—	55,043	—
Certificates of deposit	7,562	—	7,562	—

Total cash equivalents	$201,536	$—	$201,536	$—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Repurchase agreements	$196,616	$—	$196,616	$—
Money market	50,000	—	50,000	—
Certificates of deposit	3,570	—	3,570	—

Total cash equivalents	$250,186	$—	$250,186	$—

Liabilities:
Acquisition related contingent consideration	$43,486	$—	$—	$43,486

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

The fair value of the Company’s cash, accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a quarterly basis. These are each Level 2 fair value measurements, except for cash, which is a Level 1 fair value measurement.

4. Share Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$4,348	$3,207	$13,190	$9,507
Restricted stock	9,539	4,786	31,197	16,785

Stock-based compensation	$13,887	$7,993	$44,387	$26,292

The tax benefits recorded on stock based compensation were $13.9 million and $8.8 million for the nine month periods ended September 30, 2015 and 2014, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2015 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$72,976	1.74
Restricted stock	13,198	0.82

Total	$86,174

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

The following summarizes the changes in the number of shares of common stock under option for the nine month period ended September 30, 2015 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,131	$58.71	2,370	$21.75		$461,770
Granted	575	155.69			$35.89
Exercised	(477)	29.31				51,624
Forfeited	(112)	106.66

Outstanding at September 30, 2015	5,117	$71.30	2,578	$26.49		$339,387

Expected to vest as of September 30, 2015	5,117	$71.30

The aggregate intrinsic value of stock options exercisable at September 30, 2015 was $286.4 million. The weighted average contractual term of options exercisable at September 30, 2015 was 5.3 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the nine months ended September 30, 2015 and 2014, with the following weighted-average assumptions for grants during the period:

	September 30
	2015	2014
Risk-free interest rate	1.27%	1.10%
Dividend yield	—	—
Expected volatility	27.71%	34.76%
Expected life (in years)	3.8	3.8

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The vesting of the restricted stock and restricted stock units granted is generally based on the achievement of performance conditions, market conditions and the passage of time. Shares vesting based on the passage of time have vesting provisions ranging from one to four years.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2015 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	716	$121.38
Granted	124	149.72
Vested	(183)	77.59
Cancelled	(50)	133.94

Unvested at September 30, 2015	607	$138.89

5. Acquisitions

For the nine months ended September 30, 2015, the Company completed acquisitions with an aggregate purchase price of $13.6 million and has made deferred payments of purchase price of $3.4 million related to 2014 and 2013 acquisitions.

2014 Acquisitions

During 2014, the Company completed acquisitions with an aggregate purchase price of $3.67 billion, net of cash acquired of $165.8 million.

Comdata

On November 14, 2014, the Company acquired Comdata Inc. (“Comdata”) from Ceridian LLC, a portfolio company of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and Fidelity National Financial Inc. (NYSE: FNF), for $3.4 billion, net of cash acquired. Comdata is a business-to-business provider of innovative electronic payment solutions. As an issuer and a processor, Comdata provides fleet, virtual card and gift card solutions. This acquisition will complement the Company’s current fuel card business in the U.S. and add a new product with the virtual payments business. FleetCor financed the acquisition with approximately $2.4 billion of new debt and the issuance of approximately 7.6 million shares of FleetCor common stock, including amounts applied at the closing to the repayment of Comdata’s debt. Results from the acquired business have been reported in the Company’s North America segment since the date of acquisition. The following table summarizes the preliminary acquisition accounting for Comdata (in thousands):

Restricted cash	$93,312
Trade and other receivables	633,960
Prepaid expenses and other	16,052
Property and equipment	17,984
Goodwill	2,258,748
Other intangible assets	1,630,700
Notes and other liabilities assumed	(801,516)
Deferred tax liabilities	(427,516)
Other long term liabilities	(6,841)

Aggregate purchase price	$3,414,883

Acquisition accounting adjustments recorded during the nine months ended September 30, 2015 at Comdata included the reallocation of certain deferred tax liabilities among certain of the Comdata entities, a change in the estimated fair value of acquired accounts receivable and settlement of working capital provisions.

The preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	19	$1,269,700
Trade names and trademarks—indefinite	N/A	237,100
Software	4 – 7	123,300
Non-competes	3	600

		$1,630,700

The acquisition accounting related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets, income taxes, certain acquired contingencies and off market contract reviews. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Comdata and assembled workforce. The goodwill acquired with this business is not deductible for tax purposes.

Other

During 2014, the Company acquired Pacific Pride, a U.S. fuel card business, and a fuel card business from Shell in Germany. The following table summarizes the final acquisition accounting for these acquisitions during 2014 (in thousands):

Trade and other receivables	$62,604
Prepaid expenses and other	232
Property and equipment	71
Goodwill	30,596
Other intangible assets	47,992
Notes and other liabilities assumed	(66,499)

Aggregate purchase price	$74,996

Acquisition accounting adjustments recorded during the nine months ended September 30, 2015 at our other business acquisitions included the impact of working capital settlements and a change in the estimated fair value of acquired accounts receivable.

The final estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8	$15,592
Trade names and trademarks—indefinite	N/A	2,900
Franchisee Agreements	20	29,500

		$47,992

These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

6. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2014	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2015
Segment
North America	$2,659,417	$(10,995)	$—	$2,648,422
International	1,152,445	(2,237)	(86,304)	1,063,904

	$3,811,862	$(13,232)	$(86,304)	$3,712,326

As of September 30, 2015 and December 31, 2014, other intangible assets consisted of the following (in thousands):

		September 30, 2015			December 31, 2014
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.1	$2,102,994	$(298,699)	$1,804,295	$2,139,339	$(205,365)	$1,933,974
Trade names and trademarks—indefinite lived	N/A	332,296	—	332,296	337,467	—	337,467
Trade names and trademarks—other	14.5	3,303	(2,006)	1,297	3,332	(1,847)	1,485
Software	5.1	172,140	(46,100)	126,040	174,507	(21,511)	152,996
Non-compete agreements	6.0	14,848	(8,252)	6,596	17,724	(6,279)	11,445

Total other intangibles		$2,625,581	$(355,057)	$2,270,524	$2,672,369	$(235,002)	$2,437,367

Changes in foreign exchange rates resulted in a $52.2 million decrease to the carrying values of other intangible assets in the nine months ended September 30, 2015. Amortization expense related to intangible assets for the nine months ended September 30, 2015 and 2014 was $120.1 million and $55.7 million, respectively.

7. Debt

The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2015	December 31, 2014
Term note payable—domestic(a), net of discounts	$2,184,835	$2,261,005
Revolving line of credit A Facility—domestic(a)	235,000	595,000
Revolving line of credit A Facility—foreign(a)	—	53,204
Other debt(c)	3,453	9,508

Total notes payable and other obligations	2,423,288	2,918,717
Securitization Facility(b)	665,000	675,000

Total notes payable, credit agreements and Securitization Facility	$3,088,288	$3,593,717

Current portion	$1,001,624	$1,424,764
Long-term portion	2,086,664	2,168,953

Total notes payable, credit agreements and Securitization Facility	$3,088,288	$3,593,717

(a)	On October 24, 2014, the Company entered into a new $3.355 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Interest on amounts outstanding under the Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The stated maturity dates for the term loan A, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The Company has unamortized debt discounts of $6.3 million related to the term A facility and $1.3 million related to the term B facility at September 30, 2015.
(b)	The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended and restated for the fifth time on November 14, 2014 in connection with the Comdata acquisition. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.22% plus 0.90% and 0.18% plus 0.90% as of September 30, 2015 and December 31, 2014, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2015 and December 31, 2014.
(c)	Other debt includes other deferred liabilities associated with certain of our businesses and is recorded within notes payable and other obligations, less current portion in the consolidated Balance Sheets.

The Company was in compliance with all financial and non-financial covenants at September 30, 2015.

8. Income Taxes

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended September 30, 2015 and 2014 due to the following (in thousands):

	2015		2014
Computed “expected” tax expense	$57,875	35.0%	$47,794	35.0%
Changes resulting from:
Foreign income tax differential	(5,860)	(3.5)	(6,073)	(4.5)
State taxes net of federal benefits	2,501	1.5	1,597	1.2
Foreign-sourced nontaxable income	(2,344)	(1.4)	(4,218)	(3.1)
Domestic production activities deduction	(7,950)	(4.8)	—	—
Other	4,365	2.6	1,945	1.5

Provision for income taxes	$48,587	29.4%	$41,045	30.1%

The Company recorded favorable tax adjustments related to U.S. planning initiatives that were implemented during the third quarter of 2015. The impact of those adjustments, which involved amending tax returns for several prior years, was approximately $7.9 million.

9. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands, except per share data) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$116,770	$95,509	$309,601	$259,167

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	92,110	83,611	91,923	83,118
Dilutive securities	2,047	2,523	2,146	2,570

Denominator for diluted earnings per share	94,157	86,134	94,069	85,688

Basic earnings per share	$1.27	$1.14	$3.37	$3.12
Diluted earnings per share	$1.24	$1.11	$3.29	$3.02

Diluted earnings per share for the three month period ended September 30, 2015 excludes the effect of 0.6 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares during the three month period ended September 30, 2014. Diluted earnings per share also excludes the effect of 0.4 million and 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month period ended September 30, 2015 and 2014, respectively.

10. Segments

The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. The Company’s reportable segments represent components of the business for which separate financial information is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company operates in two reportable segments, North America and International. Certain operating segments are aggregated in both our North America and International reportable segments. The Company has aggregated these operating segments due to commonality of the products in each of their business lines having similar economic characteristics, services, customers and processes. There were no intersegment sales.

The Company’s segment results are as follows as of and for the three and nine month periods ended September 30 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues, net:
North America	$334,944	$156,343	$918,333	$421,579
International	116,549	138,940	353,931	401,114

	$451,493	$295,283	$1,272,264	$822,693

Operating income:
North America	$132,428	$78,797	$351,778	$203,311
International	56,032	65,410	169,607	189,516

	$188,460	$144,207	$521,385	$392,827

Depreciation and amortization:
North America	$32,257	$6,635	$96,200	$19,647
International	16,269	19,079	49,235	54,914

	$48,526	$25,714	$145,435	$74,561

Capital expenditures:
North America	$6,493	$1,561	$14,510	$5,397
International	6,799	5,166	15,016	12,882

	$13,292	$6,727	$29,526	$18,279

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

For the three and nine months ended September 30, 2015 and 2014, our North America and International segments generated the following revenue:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(dollars in millions)	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue	Revenue	% of total revenue
North America	$334.9	74.2%	$156.4	52.9%	$918.4	72.2%	$421.6	51.2%
International	116.6	25.8%	138.9	47.1%	353.9	27.8%	401.1	48.8%

	$451.5	100.0%	$295.3	100.0%	$1,272.3	100.0%	$822.7	100.0%

Sources of Revenue

Transactions. In both of our segments, we derive revenue from transactions. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our card products and those of our partners, for whom we manage card programs, members of our proprietary networks who are provided access to our products and services and commercial businesses to whom we provide workforce payment productivity solutions. Revenue from transactions is derived from our merchant and network relationships, as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel cards, corporate cards, virtual cards, purchasing cards, T&E cards, gift cards, stored value payroll cards, vehicle maintenance, food, fuel, toll and transportation cards and vouchers or lodging services to our customers.

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

Set forth below are our sources of revenue for the three and nine months ended September 30, 2015 and 2014, expressed as a percentage of consolidated revenues:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue from customers and partners	64.8%	53.8%	64.5%	54.9%
Revenue from merchants and networks	35.2%	46.2%	35.5%	45.1%

	100.0%	100.0%	100.0%	100.0%

Revenue tied to fuel-price spreads[1]	13.0%	16.7%	12.4%	15.1%
Revenue influenced by the absolute price of fuel[1]	15.1%	17.8%	15.2%	18.2%
Revenue from program fees, late fees, interest and other	71.9%	65.5%	72.4%	66.7%

	100.0%	100.0%	100.0%	100.0%

[1]	Although we cannot precisely calculate the impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Transactions (in millions)[2]
North America	371.5	45.3	1,145.3	128.4
International	45.6	49.1	138.0	143.9

Total transactions	417.1	94.4	1,283.3	272.3

Revenue per transaction
North America	$0.90	$3.45	$0.80	$3.28
International	2.56	2.83	2.56	2.79
Consolidated revenue per transaction	1.08	3.13	0.99	3.02
Adjusted revenue per transaction
Consolidated adjusted revenue per transaction[3]	$1.01	$2.86	$0.93	$2.79

[2]	Transactions in the three and nine month periods ended September 30, 2015 include approximately 274 million and 872 million transactions, respectively, related to our SVS product, which is part of the Comdata business acquired in November 2014. SVS, Stored Value Solutions, is our global provider of gift card and stored value solutions. The SVS product has a lower revenue per transaction.
[3]	Adjusted revenues is a non-GAAP financial measure defined as revenues, net of merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measure of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

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

For the three months ended September 30, 2015, transaction volumes increased 341.8% to 417.1 million transactions compared to 94.4 million transactions in the comparable period of 2014. For the nine months ended September 30, 2015, transaction volumes increased 371.4% to 1,283.3 million transactions compared to 272.3 million transactions in the comparable period of 2014. North American segment transactions grew 721.0% and 792.0%, in the three and nine months ended September 30, 2015 over the comparable period in 2014, respectively, primarily due to our acquisition of Comdata in November 2014, of which 274 million and 872 million transactions are attributable to SVS, for the three and nine months ended September 30, 2015, respectively, as well as from organic growth in our U.S. businesses. Transaction volumes in our international segment decreased by 7.2% and 4.0%, in the three and nine months ended September 30, 2015 over the comparable period in 2014, respectively, primarily due to market softness in Russia and Brazil.

Sources of Expenses

We incur expenses in the following categories:

•	Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services.

•	Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses.

•	Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.

•	General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executives, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.

•	Depreciation and amortization—Our depreciation expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include amortization of intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Equity method investment loss—Our equity method investment loss relates to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for using the equity method.

•	Other (income) expense, net—Our other (income) expense, net includes foreign currency transaction gains or losses, proceeds/costs from the sale of assets and other miscellaneous operating costs and revenue.

•	Interest expense, net—Our interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our Securitization Facility. We have historically invested our cash primarily in short-term money market funds.

•	Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services in the United States and internationally. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Adjusted revenues	$419,767	$270,269	$1,191,487	$759,729
Adjusted net income	$157,570	$117,625	$432,424	$322,617
Adjusted net income per diluted share	$1.67	$1.37	$4.60	$3.77

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

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•	Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 65 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk due to changes in interest rates on our cash investments and debt.

•	Global economic downturn—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 72% and 51% of our revenue in the nine months ended September 30, 2015 and 2014, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates as compared to approximately 56%, 51% and 56% of our revenue for the year in 2014, 2013 and 2012, respectively. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The following table sets forth selected consolidated statement of income data for the three months ended September 30, 2015 and 2014 (in thousands).

	Three months ended September 30, 2015	% of total revenue	Three months ended September 30, 2014	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$334,944	74.2%	$156,343	52.9%	$178,601	114.2%
International	116,549	25.8%	138,940	47.1%	(22,391)	(16.1)%

Total revenues, net	451,493	100.0%	295,283	100.0%	156,210	52.9%
Consolidated operating expenses:
Merchant commissions	31,726	7.0%	25,014	8.5%	6,712	26.8%
Processing	90,959	20.1%	41,451	14.0%	49,508	119.4%
Selling	27,383	6.1%	17,950	6.1%	9,433	52.6%
General and administrative	64,439	14.3%	40,947	13.9%	23,492	57.4%
Depreciation and amortization	48,526	10.7%	25,714	8.7%	22,812	88.7%

Operating income	188,460	41.7%	144,207	48.8%	44,253	30.7%

Equity method investment loss	6,108	1.4%	2,200	0.7%	3,908	177.6%
Other (income) expense, net	(168)	NM	594	0.2%	(762)	NM
Interest expense, net	17,163	3.8%	4,859	1.6%	12,304	253.2%
Provision for income taxes	48,587	10.8%	41,045	13.9%	7,542	18.4%

Net income	$116,770	25.9%	$95,509	32.3%	$21,261	22.3%

Operating income for segments:
North America	$132,428		$78,797		$53,631	68.1%
International	56,032		65,410		(9,378)	(14.3)%

Operating income	$188,460		$144,207		$44,253	30.7%

Operating margin for segments:
North America	39.5%		50.4%		(10.9)%
International	48.1%		47.1%		1%

Total	41.7%		48.8%		(7.1)%

	Three months ended September 30,
	2015	2014
Transactions (in millions)[1]
North America	371.5	45.3
International	45.6	49.1

Total transactions	417.1	94.4

Revenue per transaction
North America	$0.90	$3.45
International	2.56	2.83
Consolidated revenue per transaction	1.08	3.13
Consolidated adjusted revenue per transaction	1.01	2.86

[1]	Transactions in the three months ended September 30, 2015 includes approximately 274 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014. Revenue per transaction for the SVS product is lower than that generated by our other products.

NM = Not meaningful

Revenues and revenue per transaction

Our consolidated revenues increased from $295.3 million in the three months ended September 30, 2014 to $451.5 million in the three months ended September 30, 2015, an increase of $156.2 million, or 52.9%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $167 million in additional revenue in the three months ended September 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended September 30, 2015 over the comparable period in 2014. The macroeconomic environment was primarily impacted by lower fuel prices and foreign exchange rates, partially offset by higher fuel spread margins.

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it negatively impacted our consolidated adjusted revenues for the three months ended September 30, 2015 over the comparable period in 2014 by approximately $47 million. Changes in foreign exchange rates had an unfavorable impact on consolidated adjusted revenues of approximately $27 million due to unfavorable fluctuations in rates in all geographies in the three months ended September 30, 2015 over 2014. In addition, we believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $20 million.

Consolidated revenue per transaction decreased from $3.13 in the three months ended September 30, 2014 to $1.08 in the three months ended September 30, 2015, a decrease of $2.05 or 65.4%. Excluding the impact of the SVS business, which had approximately 274 million transactions in the quarter at a lower revenue per transaction, revenue per transaction for the third quarter of 2015 decreased 11.0% to $2.78 from $3.13 in the third quarter of 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, primarily fuel prices and foreign exchange rates.

North America segment revenues and revenue per transaction

North America revenues increased from $156.3 million in the three months ended September 30, 2014 to $334.9 million in the three months ended September 30, 2015, an increase of $178.6 million, or 114.2%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $167 million in additional revenue in the three months ended September 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the three months ended September 30, 2015 over the comparable period in 2014, primarily due to the impact of lower fuel prices in the U.S., partially offset by higher fuel spread margins.

North America segment revenue per transaction decreased from $3.45 in the three months ended September 30, 2014 to $0.90 in the three months ended September 30, 2015, a decrease of $2.55 or 73.9%. Excluding the impact of the SVS business, which had approximately 274 million transactions in the quarter at a lower revenue per transaction, revenue per transaction in our North America segment for the third quarter of 2015 decreased 16.3% to $2.89 from $3.45 in the third quarter of 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. Revenue per transaction decreased due primarily to lower fuel prices during the quarter versus the prior year quarter, partially offset by higher spread margins; and the mix impact of the Comdata acquisition, excluding SVS, which has revenue per transaction products lower than the historical FleetCor average.

International segment revenues and revenue per transaction

International segment revenues decreased from $138.9 million in the three months ended September 30, 2014 to $116.5 million in the three months ended September 30, 2015, a decrease of $22.4 million, or 16.1%. The decrease in our International segment revenue was primarily due to:

•	The impact of the macroeconomic environment, which is included within organic growth. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended September 30, 2015 over the comparable period in 2014, primarily due to changes in foreign exchange rates.

As discussed, we use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. Changes in foreign exchange rates had an unfavorable impact on international adjusted revenues of approximately $27 million due to unfavorable fluctuations in rates in all geographies in the three months ended September 30, 2015 over 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

International segment revenue per transaction decreased from $2.83 in the three months ended September 30, 2014 to $2.56 in the three months ended September 30, 2015, a decrease of $0.27 per transaction or 9.6%, due primarily to the unfavorable impact of foreign exchange rates across all of our geographies. This unfavorable impact was partially offset by organic revenue growth in several products.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $25.0 million in the three months ended September 30, 2014 to $31.7 million in the three months ended September 30, 2015, an increase of $6.7 million, or 26.8%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in certain revenue streams where merchant commissions are paid, partially offset by decreases due to changes in foreign exchange rates.

Processing Processing expenses increased from $41.5 million in the three months ended September 30, 2014 to $91.0 million in the three months ended September 30, 2015, an increase of $49.5 million, or 119.4%. Our processing expenses primarily increased due to the impact of our acquisition of Comdata completed in the fourth quarter of 2014, partially offset by decreases due to changes in foreign exchange rates.

Selling Selling expenses increased from $18.0 million in the three months ended September 30, 2014 to $27.4 million in the three months ended September 30, 2015, an increase of $9.4 million, or 52.6%. The increase was primarily due to our acquisition of Comdata completed in the fourth quarter of 2014, as well as additional sales and marketing spending in certain markets, partially offset by decreases due to changes in foreign exchange rates.

General and administrative General and administrative expenses increased from $40.9 million in the three months ended September 30, 2014 to $64.4 million in the three months ended September 30, 2015, an increase of $23.5 million, or 57.4%. The increase was primarily due to the impact of our acquisition of Comdata completed in the fourth quarter of 2014 and incremental stock based compensation of $5.9 million, partially offset by decreases due to changes in foreign exchange rates.

Depreciation and amortization Depreciation and amortization increased from $25.7 million in the three months ended September 30, 2014 to $48.5 million in the three months ended September 30, 2015, an increase of $22.8 million, or 88.7%. The increase was primarily due to the acquisition of Comdata completed during the fourth quarter of 2014, which resulted in an increase of $26.4 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as depreciation of acquired fixed assets, partially offset by decreases due to changes in foreign exchange rates.

Operating income and operating margin

Consolidated operating income

Operating income increased from $144.2 million in the three months ended September 30, 2014 to $188.5 million in the three months ended September 30, 2015, an increase of $44.3 million, or 30.7%. Our operating margin was 48.8% and 41.7% for the three months ended September 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata completed in November 2014. These increases were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices in North America and unfavorable changes in foreign exchange rates, as previously discussed. Changes in foreign exchange rates had an unfavorable impact on consolidated operating income of approximately $15 million due to unfavorable fluctuations in rates in all geographies. Results were also negatively impacted by the increase in amortization and depreciation expense related to Comdata acquired in November 2014 and increased stock based compensation expense during the quarter. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $78.8 million in the three months ended September 30, 2014 to $132.4 million in the three months ended September 30, 2015, an increase of $53.6 million, or 68.1%. North America operating margin was 50.4% and 39.5% for the three months ended September 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata in November 2014, as well as organic growth in the business. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization. In addition, we had increased stock based compensation expense, the majority of which is recorded in our North American segment. Furthermore, operating results were also negatively impacted by the macroeconomic environment, primarily lower fuel prices, partially offset by higher fuel spread margins.

International segment operating income

International operating income decreased from $65.4 million in the three months ended September 30, 2014 to $56.0 million in the three months ended September 30, 2015, a decrease of $9.4 million, or 14.3%. International operating margin was 47.1% and 48.1% for the three months ended September 30, 2014 and 2015, respectively. The decrease in operating income was due primarily to the unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, which we believe negatively impacted operating income by approximately $15 million. The negative impact of the environment was partially offset by the impact of organic growth in the business driven by increases in volume and revenue per transaction, in local currency. The impact of changes in fuel price and fuel price spreads was negligible.

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The increase in equity method investment loss from $2.2 million in the three months ended September 30, 2014 to $6.1 million in the three months ended September 30, 2015 was partially due to the impact of restructuring the operations of the business.

Interest expense, net

Interest expense increased from $4.9 million in the three months ended September 30, 2014 to $17.2 million in the three months ended September 30, 2015, an increase of $12.3 million, or 253.2%. The increase is due to an increase in borrowings in 2015 over 2014, primarily due to funding of purchase price for our acquisition of Comdata. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, including the relevant unused credit facility fees.

	Three months ended September 30,
	2015	2014
Term loan A & Domestic Revolver A, including unused credit facility fee	2.29%	2.20%
Term loan B, including unused credit facility fee	4.10%	—
Foreign Revolver A	—	2.25%
Foreign swing line	2.23%	2.19%

Provision for income taxes

The provision for income taxes increased from $41.0 million in the three months ended September 30, 2014 to $48.6 million in the three months ended September 30, 2015, an increase of $7.5 million, or 18.4%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 30.1% for three months ended September 30, 2014 to 29.4% for the three months ended September 30, 2015.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. The decrease in the effective tax rate was due primarily to favorable net tax adjustments related to U.S. planning initiatives that were implemented during the third quarter. The impact of those adjustments, which involved amending tax returns for several prior years, was approximately $7.9 million. We expect that the impact from this planning initiative will have a favorable impact on tax rates in future years. Partially offsetting the impact of this positive impact was the inclusion of the Comdata business which operates primarily in the U.S. with a higher overall tax rate versus the average FleetCor rate.

Net income

For the reasons discussed above, our net income increased from $95.5 million in the three months ended September 30, 2014 to $116.8 million in the three months ended September 30, 2015, an increase of $21.3 million, or 22.3%.

Results of Operations

Nine months ended September 30, 2015 compared to the Nine months ended September 30, 2014

The following table sets forth selected consolidated statement of income data for the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine months ended September 30, 2015	% of total revenue	Nine months ended September 30, 2014	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$918,333	72.2%	$421,579	51.2%	$496,754	117.8%
International	353,931	27.8%	401,114	48.8%	(47,183)	(11.8)%

Total revenues, net	1,272,264	100.0%	822,693	100.0%	449,571	54.6%
Consolidated operating expenses:
Merchant commissions	80,777	6.3%	62,964	7.7%	17,813	28.3%
Processing	246,879	19.4%	117,152	14.2%	129,727	110.7%
Selling	81,011	6.4%	52,885	6.4%	28,126	53.2%
General and administrative	196,777	15.5%	122,304	14.9%	74,473	60.9%
Depreciation and amortization	145,435	11.4%	74,561	9.1%	70,874	95.1%

Operating income	521,385	41.0%	392,827	47.7%	128,558	32.7%

Equity method investment loss	13,926	1.1%	3,689	0.4%	10,237	277.5%
Other expense, net	2,345	0.2%	870	0.1%	1,475	169.5%
Interest expense, net	54,818	4.3%	15,628	1.9%	39,190	250.8%
Provision for income taxes	140,695	11.1%	113,473	13.8%	27,222	24.0%

Net income	$309,601	24.3%	$259,167	31.5%	$50,434	19.5%

Operating income for segments:
North America	$351,778		$203,311		$148,467	73.0%
International	169,607		189,516		(19,909)	10.5%

Operating income	$521,385		$392,827		$128,558	32.7%

Operating margin for segments:
North America	38.3%		48.2%		(9.9)%
International	47.9%		47.2%		0.7%

Total	41.0%		47.7%		(6.7)%

	Nine months ended September 30,
	2015	2014
Transactions (in millions)[1]
North America	1,145.3	128.4
International	138.0	143.9

Total transactions	1,283.3	272.3

Revenue per transaction
North America	$0.80	$3.28
International	2.56	2.79
Consolidated revenue per transaction	0.99	3.02
Consolidated adjusted revenue per transaction	0.93	2.79

[1]	Transactions in the nine months ended September 30, 2015 includes approximately 872 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014. Revenue per transaction for the SVS product is lower than that generated by our other products.

Revenues and revenue per transaction

Our consolidated revenues increased from $822.7 million in the nine months ended September 30, 2014 to $1,272.3 million in the nine months ended September 30, 2015, an increase of $449.6 million, or 54.6%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $455 million in additional revenue in the nine months ended September 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the nine months ended September 30, 2015 over the comparable period in 2014. The macroeconomic environment was primarily impacted by lower fuel prices and foreign exchange rates, partially offset by higher fuel spread margins.

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it negatively impacted our consolidated adjusted revenues for the nine months ended September 30, 2015 over the comparable period in 2014 by approximately $123 million. Changes in foreign exchange rates had an unfavorable impact on consolidated adjusted revenues of approximately $70 million due to unfavorable fluctuations in rates in all geographies in the nine months ended September 30, 2015 over 2014. In addition, we believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $53 million.

Consolidated revenue per transaction decreased from $3.02 in the nine months ended September 30, 2014 to $0.99 in the nine months ended September 30, 2015, a decrease of $2.03 or 67.2%. Excluding the impact of the SVS business, which had approximately 872 million transactions in the nine months ended September 30, 2015, at a lower revenue per transaction, revenue per transaction for the nine months ended September 30, 2015 decreased 8.0 % to $2.78 from $3.02 over the comparable period in 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment.

North America segment revenues and revenue per transaction

North America revenues increased from $421.6 million in the nine months ended September 30, 2014 to $918.3 million in the nine months ended September 30, 2015, an increase of $496.8 million, or 117.8%. The increase in our North America segment revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $455 million in additional revenue in the nine months ended September 30, 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the nine months ended September 30, 2015 over the comparable period in 2014, primarily due to the impact of lower fuel prices in the U.S, partially offset by higher fuel spread margins.

North America segment revenue per transaction decreased from $3.28 in the nine months ended September 30, 2014 to $0.80 in the nine months ended September 30, 2015, a decrease of $2.48 or 75.6%. Excluding the impact of the SVS business, which had approximately 872 million transactions in the nine months ended September 30, 2015, at a lower revenue per transaction, revenue per transaction in our North America segment in the nine months ended September 30, 2015 decreased 12.1% to $2.89 from $3.28 over the comparable period in 2014. Revenue per transaction decreased primarily due to the impact of lower fuel prices during the quarter versus the prior year quarter and the mix impact of the Comdata acquisition, excluding SVS, which has revenue per transaction products lower than the historical FleetCor average, partially offset by the impact of organic growth in revenue and volume in certain of our products and higher fuel spread margins.

International segment revenues and revenue per transaction

International segment revenues decreased from $401.1 million in the nine months ended September 30, 2014 to $353.9 million in the nine months ended September 30, 2015, a decrease of $47.2 million, or 11.8%. The decrease in our International segment revenue was primarily due to:

•	The impact of the macroeconomic environment, which is included within organic growth. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the nine months ended September 30, 2015 over the comparable period in 2014, primarily due to changes in foreign exchange rates and lower fuel prices internationally. Unfavorable fluctuations in foreign exchange rates in all geographies had an unfavorable impact on revenues in the nine months ended September 30, 2015 over the comparable period in 2014.

As discussed, we use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. Changes in foreign exchange rates had an unfavorable impact on international adjusted revenues of approximately $70 million due to unfavorable fluctuations in rates in all geographies in the nine months ended September 30, 2015 over 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

International segment revenue per transaction decreased from $2.79 in the nine months ended September 30, 2014 to $2.56 in the nine months ended September 30, 2015, a decrease of $0.22 per transaction or 8.0%, due primarily to the unfavorable impact of foreign exchange rates across all of our geographies. This unfavorable impact was partially offset by organic revenue growth in several products.

Consolidated operating expenses

Merchant commissions Merchant commissions increased from $63.0 million in the nine months ended September 30, 2014 to $80.8 million in the nine months ended September 30, 2015, an increase of $17.8 million, or 28.3%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in certain revenue streams where merchant commission are paid, partially offset by decreases due to changes in foreign exchange rates.

Processing Processing expenses increased from $117.2 million in the nine months ended September 30, 2014 to $246.9 million in the nine months ended September 30, 2015, an increase of $129.7 million, or 110.7%. Our processing expenses primarily increased due to the impact of our acquisition of Comdata completed in the fourth quarter of 2014, partially offset by decreases due to changes in foreign exchange rates.

Selling Selling expenses increased from $52.9 million in the nine months ended September 30, 2014 to $81.0 million in the nine months ended September 30, 2015, an increase of $28.1 million, or 53.2%. The increase was primarily due to our acquisition of Comdata completed in the fourth quarter of 2014, as well as additional sales and marketing spending in certain markets, partially offset by decreases due to changes in foreign exchange rates.

General and administrative General and administrative expenses increased from $122.3 million in the nine months ended September 30, 2014 to $196.8 million in the nine months ended September 30, 2015, an increase of $74.5 million, or 60.9%. The increase was primarily due to the impact of our acquisition of Comdata completed in the fourth quarter of 2014 and incremental stock based compensation of $18.1 million, partially offset by decreases due to changes in foreign exchange rates.

Depreciation and amortization Depreciation and amortization increased from $74.6 million in the nine months ended September 30, 2014 to $145.4 million in the nine months ended September 30, 2015, an increase of $70.9 million, or 95.1%. The increase was primarily due to our acquisition of Comdata completed during the fourth quarter of 2014, which resulted in an increase of $78.6 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as depreciation of acquired fixed assets, partially offset by decreases due to changes in foreign exchange rates.

Operating income and operating margin

Consolidated operating income

Operating income increased from $392.8 million in the nine months ended September 30, 2014 to $521.4 million in the nine months ended September 30, 2015, an increase of $128.6 million, or 32.7%. Our operating margin was 47.7% and 41.0% for the nine months ended September 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata completed in November 2014. These increases were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices in North America and unfavorable changes in foreign exchange rates, as previously discussed. Changes in foreign exchange rates had an unfavorable impact on consolidated operating income of approximately $37 million due to unfavorable fluctuations in rates in all geographies. Results were also negatively impacted by the increase in amortization and depreciation expense related to assets acquired in 2014 and increased stock based compensation expense during the first half of 2015. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $203.3 million in the nine months ended September 30, 2014 to $351.8 million in the nine months ended September 30, 2015, an increase of $148.5 million, or 73.0%. North America operating margin was 48.2% and 38.3% for the nine months ended September 30, 2014 and 2015, respectively. The increase in operating income was due primarily to the impact of our acquisition of Comdata in November 2014, as well as organic growth in the business. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization. In addition, we had increased stock based compensation expense, the majority of which is recorded in our North American segment. Furthermore, operating results were also negatively impacted by the macroeconomic environment, primarily due to lower fuel prices, partially offset by higher fuel spread margins.

International segment operating income

International operating income decreased from $189.5 million in the nine months ended September 30, 2014 to $169.6 million in the nine months ended September 30, 2015, a decrease of $19.9 million, or 10.5%. International operating margin was 47.2% and 47.9% for the nine months ended September 30, 2014 and 2015, respectively. The decrease in operating income was due primarily to the unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, which we believe negatively impacted operating income by approximately $37 million, as well as the negative impact of fuel prices internationally. The negative impact of the environment was partially offset by the impact of organic growth in the business driven by increases in volume and revenue per transaction, in local currency. We believe the impact of changes in fuel price spreads was negligible.

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The increase in equity method investment loss from $3.7 million in the nine months ended September 30, 2014 to $13.9 million in the nine months ended September 30, 2015 was partially due to the impact of restructuring the operations of the business.

Interest expense, net

Interest expense increased from $15.6 million in the nine months ended September 30, 2014 to $54.8 million in the nine months ended September 30, 2015, an increase of $39.2 million, or 250.8%. The increase is due to an increase in borrowings in 2015 over 2014, primarily due to funding of purchase price for our acquisition of Comdata. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, including the relevant unused credit facility fees.

	Nine months ended September 30,
	2015	2014
Term loan A & Domestic Revolver A, including unused credit facility fee	2.35%	2.21%
Term loan B, including unused credit facility fee	4.11%	—
Foreign Revolver A	2.36%	2.24%
Foreign Revolver B, including unused credit facility fee	—	4.73%
Foreign swing line	2.29%	2.20%

Provision for income taxes

The provision for income taxes increased from $113.5 million in the nine months ended September 30, 2014 to $140.7 million in the nine months ended September 30, 2015, an increase of $27.2 million, or 24.0%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 30.5% for nine months ended September 30, 2014 to 31.2% for the nine months ended September 30, 2015.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. The increase in the effective tax rate was due primarily to the inclusion of the Comdata business which operates primarily in the U.S. with a higher overall tax rate. Partially offsetting the impact of the increases from the addition of the Comdata business was the impact of favorable net tax adjustments related to U.S. planning initiatives that were implemented during the third quarter. The impact of those adjustments, which involved amending tax returns for several prior years, was approximately $7.9 million. We expect that the impact from this planning initiative will have a favorable impact on tax rates in future years.

Net income

For the reasons discussed above, our net income increased from $259.2 million in the nine months ended September 30, 2014 to $309.6 million in the nine months ended September 30, 2015, an increase of $50.4 million, or 19.5%.

Liquidity and capital resources

Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios and meet working capital, tax and capital expenditure needs.

Sources of liquidity

At September 30, 2015, our unrestricted cash and cash equivalent balance totaled $422.4 million. Our restricted cash balance at September 30, 2015 totaled $129.4 million. Restricted cash primarily represents customer deposits in the Czech Republic and Comdata US, which we are restricted from using other than to repay customer deposits.

At September 30, 2015, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $301.0 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2015, we had the ability to generate approximately $66 million of additional liquidity under our Securitization Facility. At September 30, 2015, we had approximately $800 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the three months ended September 30, 2015 and 2014.

	Nine months ended September 30,
(in millions)	2015	2014
Net cash provided by operating activities	$524.5	$317.5
Net cash used in investing activities	(46.5)	(280.2)
Net cash used in financing activities	(502.3)	(56.2)

Operating activities Net cash provided by operating activities increased from $317.5 million in the nine months ended September 30, 2014 to $524.5 million in the nine months ended September 30, 2015. The increase is primarily due to changes in working capital and increases in certain non-cash expenses, including amortization of intangible assets and stock-based compensation, as well as additional net income of $50.4 million during the nine months ended September 30, 2015 over the comparable period in 2014.

Investing activities Net cash used in investing activities decreased from $280.2 million in the nine months ended September 30, 2014 to $46.5 million in the nine months ended September 30, 2015. This decrease is primarily due to the reduction in cash outlay for acquisitions, including equity method investments, in the nine months ended September 30, 2015 over the comparable period.

Financing activities Net cash used in financing activities increased from $56.2 million in the nine months ended September 30, 2014 to $502.3 million in the nine months ended September 30, 2015. The increase is primarily due to an increase in net paydowns of outstanding balances on our Credit Facility of $315.1 million and an increase in payments made on contingent consideration arrangements of $40.3 million. Additionally, we made payments under our Securitization Facility of $10.0 million in the nine months ended September 30, 2015 as compared to borrowings under our Securitization Facility of $44.6 million for the comparable period in 2014.

Capital spending summary

Our capital expenditures increased from $18.3 million in the nine months ended September 30, 2014 to $29.5 million in the nine months ended September 30, 2015, an increase of $11.2 million, or 61.5%. The increase was primarily due to the impact of our acquisition of Comdata in November 2014.

Credit Facility

We are party to a $3.355 billion Credit Agreement (the “New Credit Agreement”) with a syndicate of banks, which we originally entered into on October 24, 2014. The New Credit Agreement provides for (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The New Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. The New Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of September 30, 2015, we were in compliance with each of the covenants under the Credit Facility. The proceeds of the New Credit Facility were used to pay down borrowings under the Existing Credit Facility, which was a five-year, $900 million Credit Agreement (the “Existing Credit Agreement”) with a syndicate of financial institutions entered into on June 22, 2011. On November 14, 2014 in order to finance a portion of the Comdata Acquisition and to refinance our Existing Credit Agreement, we made initial borrowings under the New Credit Agreement.

Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At September 30, 2015, the interest rate on the term loan A facility was 1.94%, domestic revolving A facility was 1.95%, term loan B facility was 3.75% and foreign swing line of credit was 2.23%. The rate on the unused credit facility was 0.35% for all facilities at September 30, 2015. There were no borrowings outstanding on the foreign revolving A and B facilities at September 30, 2015.

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

At September 30, 2015, we had $1,944.2 million in outstanding term loan A, $248.1 million in outstanding term loan B and $235 million in borrowings outstanding on the domestic revolving A facility. During the nine months ended September 30, 2015, we made principal payments of $75.8 million on the term loan A, $1.9 million on the term loan B, $360 million on the domestic revolving A facility and $51.8 million on the foreign revolving A facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar facility with Westpac Bank in New Zealand. This facility was for purposes of funding the working capital needs of our CardLink business, in New Zealand. This facility was terminated in February 2015.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. The current purchase limit under the Securitization Facility is $1.2 billion. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.22% plus 0.90% at September 30, 2015. The unused facility fee is payable at a rate of 0.40% per annum at September 30, 2015.

The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things. We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2015.

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

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $8.0 million, which are payable $6.3 million in the next twelve months and $1.7 million in periods beyond a year.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2015, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2014. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

We evaluate our equity method investments whenever events or circumstances indicate that the carrying amount of the investment might not be recoverable. We have experienced losses at our equity method investment, however, as of September 30, 2015, the Company believes that the carrying value of the investment is appropriate. Failure to realize benefits of implemented operational improvements or failure to achieve forecasted operating results could lead to an other than temporary impairment in the future.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net	$451,493	$295,283	$1,272,264	$822,693
Merchant commissions	(31,726)	(25,014)	(80,777)	(62,964)

Total adjusted revenues	$419,767	$270,269	$1,191,487	$759,729

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$116,770	$95,509	$309,601	$259,167
Net income per diluted share	1.24	1.11	3.29	3.02
Stock based compensation	13,887	7,993	44,387	26,292
Amortization of intangible assets	39,869	19,255	120,055	55,737
Amortization of premium on receivables	812	815	2,439	2,445
Amortization of deferred financing costs and discounts	1,778	537	5,295	1,599
Amortization from equity method investment	3,032	3,021	8,404	5,158

Total pre-tax adjustments	59,378	31,621	180,580	91,231
Income tax impact of pre-tax adjustments at the effective tax rate	(18,579)[1]	(9,505)	(57,758)	(27,781)

Adjusted net income	$157,570	$117,625	$432,424	$322,617

Adjusted net income per diluted share	$1.67	$1.37	$4.60	$3.77
Diluted shares	94,157	86,134	94,069	85,688

[1]	Effective tax rate utilized excludes the impact of a one-time tax benefit recognized during the three months ended September 30, 2015 of approximately $7.9 million.

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

As of September 30, 2015, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

As of September 30, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Offer Letter, dated July 29, 2014, between FleetCor Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2015)

10.2	Amended and Restated Fleet Card Agreement, dated November 2, 2015, between FleetCor Technologies Operating Company, LLC and BP Products North America Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 9, 2015.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey