Form 10-K
period 2015-12-31
FLEETCOR TECHNOLOGIES INC
filed 2016-02-29
CIK 1175454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,498,625,921 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.

As of February 15, 2016, there were 92,616,940 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 8, 2016 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.

FORM 10-K

For The Year Ended December 31, 2015

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

PART I

ITEM 1. BUSINESS

General

FleetCor is a leading independent global provider of fuel cards, commercial payment and data solutions, lodging and transportation management services, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including mobile telematics services, fleet maintenance management and employee benefit and transportation related payments. In 2015, we processed approximately 1.9 billion transactions on our proprietary networks and third-party networks (which includes approximately 1.3 billion transactions related to our SVS product, acquired with Comdata, Inc. (“Comdata”)). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

We market our fleet payment products directly to a broad range of commercial fleet customers, oil companies, petroleum marketers and government entities. Among these customers, we provide our products and services to commercial fleets of all sizes. These fleets include small and medium commercial fleets, which we believe represent an attractive segment of the global commercial fleet market given their relatively high use of less efficient payment products, such as cash and general purpose credit cards. We also manage commercial fleet card programs for major oil companies, such as British Petroleum (BP) (including its subsidiary Arco), Chevron and Shell, and over 900 petroleum marketers.

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

Networks

In order to deliver our payment programs and services, we own and operate proprietary closed-loop networks in North America and internationally. We also utilize the networks of our major oil and petroleum marketer partners in certain markets. Our networks have well-established brands in local markets and proprietary technology that enable us to capture, transact, analyze and report value-added information pertinent to managing and controlling employee spending. Examples of our networks include:

North America proprietary closed-loop networks

•	Fuelman network—our primary proprietary fleet card network in the United States. We have negotiated card acceptance and settlement terms with over 11,000 individual merchants, providing the Fuelman network with approximately 56,000 fueling sites and over 29,000 maintenance sites across the country.

•	Comdata Network—our network of truck stops and fuel merchants for the over-the-road trucking industry. We have negotiated card acceptance and settlement terms at over 6,900 truck stops and fuel merchants across the United States and Canada.

•	Corporate Lodging Consultants network (CLC)—our proprietary lodging network in the United States and Canada. The CLC Lodging network includes approximately 17,400 hotels.

•	Commercial Fueling Network (CFN)—our “members only” fueling network in the United States and Canada. The CFN network is composed of over 2,500 fueling sites, each of which is owned by a CFN member, and the majority of which are unattended cardlock facilities. The CFN network provides fuel card authorization, transaction processing and cardlock site branding for over 230 independent petroleum marketers. Through a CFN affiliation, petroleum marketers can offer commercial fleets an integrated fuel card solution with access to over 56,000 locations via FleetCor’s Fuelman network.

•	Marcus—our proprietary fleet management telematics solution serving customers primarily in the United States and Canada. The Marcus solution provides fleet management services to more than 100,000 devices across North America.

•	Pacific Pride Fueling Network (PacPride)—our branded fueling network in the United States composed of over 1,000 fueling sites, each of which is franchisee owned. Our franchisees join PacPride to provide network access to their fleet customers and benefit from fleet card volume generated by our other franchisees’ fleet customers fueling at their locations. In 2015, PacPride launched the PrideAdvantage fleet card providing fleet customers of franchisees access to over 56,000 locations via FleetCor’s Fuelman network.

International proprietary closed-loop networks

•	Allstar network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with approximately 2,600 individual merchants, providing this network with over 7,600 fueling sites.

•	Keyfuels network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with more than 480 individual merchants, providing the Keyfuels network with over 2,600 fueling sites.

•	CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including Agip, Benzina, OMV and Shell, and with approximately 1,300 other merchants, providing the CCS network with over 2,400 fueling sites and over 1,100 other sites accepting our cards.

•	Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus, Kazakhstan and Moldova. We have negotiated card acceptance and settlement terms with over 650 individual merchants, providing the PPR network with approximately 11,200 fueling sites across the region.

•	Efectivale network—our proprietary fuel and food card and voucher networks in Mexico. We have negotiated acceptance and settlement terms with over 44,000 individual merchants, providing the Mexican network with over 4,000 fueling sites, 36,000 food locations and 4,000 restaurants.

•	CTF network—our proprietary fuel controls network in Brazil. We have partnerships with BR Distribuidora (Petrobas) and Ipiranga Distribuidora, retail oil distributors, as well as other fuel providers, in Brazil. CTF’s processing system works at over 1,700 highway fueling sites through these partnerships and is integrated with two main banks, Banco Bradesco and Banco Itau.

•	1link service network—our proprietary maintenance and repair network in the United Kingdom. The 1link network processes transactions for fleet customers through more than 9,000 service centres across the United Kingdom.

•	RODOCRED network—our proprietary toll network in Brazil. The RODOCRED network processes toll transactions for more than 65,000 customers on all toll roads across Brazil.

•	VB Distribution system—our proprietary distribution network in Brazil for transportation cards, meal/grocery cards, and fuel cards. The VB distribution network distributes cards for more than 26,000 clients and negotiates with more than 1,300 public transportation agencies across Brazil.

Third-Party networks

In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•	MasterCard network—In the United States and Canada, we issue corporate cards that utilize the MasterCard payment network, which includes over 176,000 fuel sites and 522,000 maintenance locations. Our co-branded MasterCard corporate cards, virtual card corporate payment solution, purchasing cards, T&E cards and multi-use cards have additional purchasing capabilities and can be accepted at over 10.3 million locations throughout the United States and Canada. We market these cards to customers who require card acceptance beyond our proprietary merchant locations. The MasterCard network delivers the ability to capture value-added transaction data at the point-of-sale and allows us to provide customers with fleet controls and reporting comparable to those of our proprietary fleet card networks.

•	Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and petroleum marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•	UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 52,000 points of acceptance in 40 European countries, including more than 37,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•	DKV network—DKV operates a network of over 58,500 fleet card-accepting locations across more than 40 countries throughout Europe. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet networks—In Mexico, we issue fuel cards and food cards that utilize the Carnet payment network, which includes over 11,000 fueling sites, over 31,000 food locations and over 500,000 restaurants across the country.

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

We primarily provide issuing, processing and information services to our major oil company partners, as these partners utilize their proprietary networks of branded locations to support their card programs. In addition, we provide network services to those major oil company partners who choose to offer a co-branded MasterCard as part of their card program. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from two to seven years. No single partner represented more than 10% of our consolidated revenue in 2015, 2014 or 2013.

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

Sales and marketing

We market our products and services to fleet operators and businesses in North America and internationally through multiple channels including field sales, telesales, direct marketing, point-of-sale marketing and the internet. We also leverage the sales and marketing capabilities of our strategic relationships with over 900 oil companies, petroleum marketers, card marketers, leasing companies, VARs and other referral partners. We employ sales and marketing employees worldwide that are focused on acquiring new customers for all of our direct business card programs, select card programs for oil companies, petroleum marketers and other services to fleets. We also utilize tradeshows, advertising and other awareness campaigns to market our products and services.

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

•

Strategic relationships—We have developed and currently manage relationships with over 900 oil companies, independent petroleum marketers, card marketers and leasing companies. Our major oil company and petroleum marketer relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. Our card programs for major oil companies and petroleum marketers carry their proprietary branding and may or may not be accepted in one of our merchant networks. We benefit from the marketing efforts of major oil companies and petroleum marketers with whom we have strategic relationships to attract customers to their fueling locations. We manage the fleet card sales and marketing efforts for several major oil companies across the full spectrum of channels, including field sales, telesales, direct marketing, point-of-sale marketing and internet marketing. In these cases, we establish dedicated sales and marketing teams to focus exclusively on marketing the products of major oil companies and petroleum marketers. Our major oil company relationships include some of the world’s largest oil companies such as BP, Chevron and Shell. Through our leasing company relationships, we offer our payment processing, vehicle maintenance and information management services to their fleet customers as part of the leasing company’s broader package of fleet services. Our leasing company relationships all reside outside of North America, and we view these relationships as an important strategic growth area.

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

•	Credit underwriting and collections. We follow detailed application credit review, account management, and collections procedures for all customers of our payment solutions. We use multiple levers including billing frequency, payment terms, spending limits and security to manage risk in our portfolio. For the years ended December 31, 2015 and 2014, our bad debt expense was $24.6 million and $24.4 million, respectively.

•	New account underwriting. We use a combination of quantitative, third-party credit scoring models and judgmental underwriting to screen potential customers and establish appropriate credit terms and spend limits. Our underwriting process provides additional scrutiny for large credit amounts and we utilize tiered credit approval authority among our management.

•	Prepaid and secured accounts. We also offer products and services on a prepaid or fully-secured basis. Prepaid customer accounts are funded with an initial deposit and subsequently debited for each purchase transacted on the cards issued to the customer. Fully-secured customer accounts are secured with cash deposits, letters of credit and/or insurance bonds. The security is held until such time as the customer either fails to pay the account or closes its account after paying outstanding amounts. Under either approach, our prepaid and fully-secured offerings allow us to market to a broader universe of prospects, including customers who might otherwise not meet our credit standards.

•	Monitoring and account management. We use fraud detection programs, including both proprietary and third party solutions, to monitor transactions and prevent misuse of our products. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts. We conduct targeted strategies to minimize exposure to high risk accounts, including reducing spending limits and payment terms or requiring additional security.

•	Collections. As accounts become delinquent, we may suspend future transactions based on our risk assessment of the account. Our collections strategy includes a combination of internal and outsourced resources which use both manual and dialer-based calling strategies. We use a segmented collection strategy which prioritizes higher risk and higher balance accounts. For severely delinquent, high balance accounts we may pursue legal remedies.

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

Technology

Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2015, we spent more than $100 million in capital and operating expenses to operate, protect and enhance our technology and expect to continue the build out of our proprietary processing platform in Europe and Asia, as well as the integration of our recently acquired businesses.

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

Our technology infrastructure is supported by best-in-class, highly-secure data centers, with redundant locations. We operate six primary data centers, located in Atlanta, Georgia, Brentwood, Tennessee, Prague, Czech Republic, Las Vegas, Nevada, Louisville, Kentucky and Moscow, Russia. We use only proven technology and have no foreseeable capacity limitations. Our systems align with industry standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use security protocols for communication among applications, and our employees access critical components on a need-only basis. As of December 31, 2015, we have not experienced any data security breaches.

We maintain disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2015, we experienced 99.99% up-time for authorizations.

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

Intellectual property

Our intellectual property is an important element of our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, confidentiality agreements, contractual provisions and similar measures to protect our intellectual property. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have internal policies regarding the protection, disclosure and use of our confidential information. Confidentiality, license or similar agreements or clauses are generally used with our business partners and vendors to control access, use and distribution of our intellectual property. Unauthorized persons may attempt to obtain our intellectual property despite our efforts and others may develop similar intellectual property independently. We own trade names, service marks, trademarks and registered trademarks supporting a number of our brands, such as FleetCor, Fuelman, FleetNet, Global FleetNet, FleetCards USA, Comdata, Comchek , SVS, CFN, NexTraq, CrewView, and Mannatec in the United States. We also own trademarks and registered trademarks in various foreign jurisdictions for a number of our brands, such as Keyfuels, The Fuelcard Company, CCS, iMonitor, Transit Card, Allstar, Epyx, 1link, PPR, NKT, CTF, CardLink, and Efectivale. We hold a number of patents and pending applications relating to payment card, fuel tax returns and telematics inventions.

Acquisitions

Since 2002, we have completed over 65 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. For a discussion of recent acquisitions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions”.

Regulatory

A substantial number of laws and regulations, both in the United States and in other jurisdictions, apply to businesses offering payment cards to customers or processing or servicing for payment cards and related accounts. These laws and regulations are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension, or termination of services, and/or the imposition of civil and criminal penalties, including fines. Certain of our services are also subject to rules set by various payment networks, such as MasterCard, as more fully described below.

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

Money Transmission and Payment Instrument Licensing Regulations

We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in 46 states. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. Some state agencies conduct periodic examinations and issue findings and recommendations as a result of which we make changes to our operations, such as improving our reporting processes, detailing our intercompany arrangements, and implementing new or revising existing policies and procedures such as our anti-money laundering and OFAC compliance program and complaints management process, and improvements to our documentation processes.

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

Certain of our products that access payment networks require compliance with Payment Card Industry (“PCI”) standards. Our subsidiary, Comdata Inc., is PCI 2.0 compliant and its Attestation of Compliance is listed on MasterCard’s compliant service provider listing. Failure to maintain compliance with updates to PCI data security standards including having effective technical and administrative safeguards and policies and procedures could result in fines and assessments from payment networks and regulatory authorities, as well as litigation.

Federal Trade Commission Act

All persons engaged in commerce, including, but not limited to, us and our bank sponsors and customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, and certain products are subject to the jurisdiction of the CFPB regarding the prohibition of unfair, deceptive, or abusive acts and practices (both, collectively, UDAAP). Various federal and state regulatory enforcement agencies including the Federal Trade Commission (“FTC”), Consumer Financial Protection Bureau (“CFPB”) and the state attorneys general have authority to take action against businesses, merchants and financial institutions that engage in UDAAP or violate other laws, rules and regulations. If we violate such laws, rules and regulations, we may be subject to enforcement actions and as a result, may incur losses and liabilities that may impact our business. A number of state laws and regulations also prohibit unfair and deceptive business practices.

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

Anti-Money Laundering and Counter Terrorist Regulations

The Currency and Foreign Transactions Reporting Act (the BSA), which is also known as the Bank Secrecy Act and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Our business in Canada is also subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCTFA, which is a corollary to the BSA. Among other things, the Bank Secrecy Act and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish anti-money laundering programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records.

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

Employees and labor relations

As of December 31, 2015, we employed approximately 5,330 employees, approximately 2,660 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.

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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2015. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	60	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	56	Chief Financial Officer
Kurt Adams	46	President—Comdata Corporate Payments
Andrew R. Blazye	57	President—International Corporate Development
John S. Coughlin	48	Executive Vice President—Global Corporate Development
Timothy J. Downs	58	President—Corporate Lodging Consultants
Charles Freund	43	Executive Vice President—Global Sales
Alexey Gavrilenya	39	President—Continental Europe
Todd W. House	44	President—North America Direct Issuing, U.S. Telematics and Efectivale
David D. Maxsimic	56	President—North America Partners
Armando Netto	47	President—Brazil
John A. Reed	61	Global Chief Information Officer
Gregory Secord	53	President—Comdata North America Trucking

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

Kurt Adams joined us in September 2015 as our President—Comdata Corporate Payments. Prior to joining us, Mr. Adams was most recently President, Corporate Payments Solutions for U.S. Bancorp. Prior to that, Mr. Adams led strategy and planning for NOVA Information Systems (now Elavon – a U.S. Bancorp subsidiary) in Europe. Prior to his career in payments, Mr. Adams enjoyed a successful investment banking career with Piper Jaffray.

Andrew R. Blazye has served as our President—International Corporate Development since 2012. From July 2007 to May 2012, Mr. Blazye served as our Chief Executive Officer—FleetCor Europe. From April 2006 to June 2007, Mr. Blazye was a Group Director for Dunnhumby Ltd., a research firm. From September 1980, to March 2006, Mr. Blazye held various positions with Shell International Ltd., a subsidiary of Royal Dutch Shell plc, a global energy company, including Global Payments General Manager.

John S. Coughlin has served as our Executive Vice President—Global Corporate Development since September 2010. From 2007 to 2010, Mr. Coughlin served as a Managing Director at PCG Capital Partners, a private equity firm. From 2005 to 2006, Mr. Coughlin served as Chief Executive Officer of NCDR LLC, a private equity owned national dental practice management company. From 1994 to 2005, Mr. Coughlin was with The Parthenon

Group, a strategic advisory and principal investment firm, where he was a Senior Partner and the founder and head of the firm’s San Francisco office. From 1990 to 1992, Mr. Coughlin was an investment banker with Credit Suisse First Boston.

Timothy J. Downs joined us as President—Corporate Lodging Consultants in connection with our acquisition of CLC Group, Inc. in April 2009. Prior to joining us, Mr. Downs held various positions with Corporate Lodging Consultants, including Vice President Technology from May 1999 to September 2004 and as Executive Vice President Operations from September 2004 to April 2009.

Charles Freund was named our Executive Vice President—Global Sales in January 2016 and has been with us since 2000. Prior to his current role, Mr. Freund was serving as our Executive Vice President —Corporate Strategy since December 2014. From December 2010 to December 2014, Mr. Freund served as our President—Emerging Markets. From January 2009 to December 2010, Mr. Freund served as our Senior Vice President—Corporate Strategy. From June 2006 to December 2008, Mr. Freund served as our Managing Director—The Fuelcard Company UK Limited. Prior to June 2006, Mr. Freund served as our Vice President of Business Development.

Alexey Gavrilenya was named President—Continental Europe in February 2016, adding to his responsibilities as President—Central/Eastern Europe announced in January 2016. Mr. Gavrilenya has been President, Eastern Europe since May 2011, where he has been responsible for PPR and NKT. From March 2009 to April 2011, Mr. Gavrilenya served as our Executive Vice President Strategy and Finance, Eastern Europe. Prior to joining us, Mr. Gavrilenya was CFO of Matarex, Ltd.

Todd W. House has been our President—North America Direct Issuing, U.S. Telematics and Efectivale since November 2015. Prior to this, Mr. House served as the president for several of our businesses throughout North America and Mexico, after joining us in April 2009 as our Chief Operating Officer. From 2007 to 2009, Mr. House held various positions, including Chief Financial Officer with Axiant, LLC, a provider of financial services and recovery management solutions. From 2005 to 2007, Mr. House was Vice President and Chief Credit Officer with Carmax, Inc., an automobile retailer. Mr. House was at Capital One from 1993-2004 in a variety of leadership roles, most recently VP Credit Risk Management.

David D. Maxsimic was named President—North America Partners in November 2015. Mr. Maxsimic joined us in January 2015 as our Group CEO—UK and Australasia. Prior to joining us, Mr. Maxsimic held various positions at WEX (also known as Wright Express) from 1997 to 2014, including President International, executive vice president of sales and marketing, senior vice president of sales, and vice president and general manager for Wright Express Direct Card. Prior to WEX, Mr. Maxsimic served as senior sales executive for several major fleet service companies, including U.S. Fleet Leasing, GE Capital Fleet Services, and PHH Fleet America. Mr. Maxsimic has over 25 years of experience in sales, marketing and managing customer relationships, in addition to managing and executing sales of complex financial services.

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

John A. Reed has been our Global Chief Information Officer over product development and IT operations since 2013. From 2000 to 2009, Mr. Reed served various technology leadership roles at MBNA/Bank of America, Zurich Insurance and Unisys. From 1997 to 2000, Mr. Reed was the President and Managing Director for Business Innovations Inc., a financial services technology consulting company.

Gregory Secord joined us in July 2015 as our President—Comdata North America Trucking. Prior to joining us, Mr. Secord worked with ADP, where he was President—ADP Canada operations. Prior to his 20 year career with ADP, Mr. Secord held sales and marketing management roles with Canon and Xerox.

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

Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2015, approximately 15% of our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.

Fuel prices are dependent on several factors, all of which are beyond our control. These factors include, among others:

•	supply and demand for oil and gas, and market expectations regarding supply and demand;

•	actions by members of OPEC and other major oil-producing nations;

•	new oil production being developed in the U.S. and elsewhere;

•	political conditions in oil-producing and gas-producing nations, including insurgency, terrorism or war;

•	oil refinery capacity;

•	weather;

•	the prices of foreign exports;

•	speculative trading;

•	the implementation of fuel efficiency standards and the adoption by our fleet customers of vehicles with greater fuel efficiency or alternative fuel sources;

•	general worldwide economic conditions; and

•	governmental regulations, taxes and tariffs.

A portion of our revenue is derived from fuel-price spreads. As a result, a contraction in fuel-price spreads could adversely affect our operating results.

Approximately 12% of our consolidated revenue in 2015 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.

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

Our card programs include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. We derived approximately 72% of our consolidated revenues from these fees and charges during the year ended December 31, 2015. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.

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

We intend to seek to expand our strategic relationships with major oil companies. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” During 2015, our top three strategic relationships with major oil companies accounted for less than 7% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from about two to seven years.

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

With respect to the closed-loop networks we utilize, a portion of our growth is derived from acquiring new merchant relationships to serve our customers, as well as from our new and enhanced product and service offerings and cross-selling our products and services through existing merchant relationships. We rely on the continuing growth of our merchant relationships and our distribution channels in order to expand our customer base. There can be no guarantee that this growth will continue. Similarly, our growth also will depend on our ability to retain and maintain existing merchant relationships that accept our proprietary closed-loop networks in areas where our customers purchase fuel and lodging. Our contractual agreements with fuel merchants and service garages typically have initial terms of one or two years and automatically renew on the same basis unless either party gives notice of termination. Our agreements with lodging providers typically have initial terms of one year and automatically renew on a month-to-month basis unless either party gives notice of termination. Furthermore, merchants with which we have relationships may experience bankruptcy, financial distress, or otherwise be forced to contract their operations. The loss of existing merchant relationships, failure to continue such relationships on similarly attractive economic terms, the contraction of our existing merchants’ operations or the inability to acquire new merchant relationships could adversely affect our ability to serve our customers and our business and operating results.

We depend on our relationships with major truck stop merchants to serve our over-the-road fuel card customers. We must maintain these relationships to effectively serve our customers that use these merchants. If we are unable to maintain these relationships, our over-the-road card businesses may be adversely affected.

We have long standing relationships with major truck stop merchants to accept our over-the-road fuel cards. Over-the-road customers purchase a significant proportion of their fuel at major truck stop merchants. The loss of existing major truck stop merchant relationships or failure to continue such relationships on similar terms could adversely affect our ability to serve our over-the-road fuel card customers and our business and operating results.

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

The products we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at high volumes and processing speeds. Any failure to deliver an effective and secure product or service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. We may rely on third parties to develop or co-develop our solutions, or to incorporate our solutions into broader platforms for the commercial payments industry. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties. Even if we are successful in developing new services and technologies, these new services and technologies may not achieve broad acceptance due to a variety of factors, including a lack of industry-wide standards, competing products and services, or resistance to these changes from our customers. In addition, we may not be able to derive revenue from these efforts.

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

At December 31, 2015, we had approximately $2.94 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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

As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2015, approximately 28% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Russian ruble, Mexican peso, Czech koruna, Euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.

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

We have foreign operations in, or provide services for commercial card accounts in Australia, Austria, Azerbaijan, Belarus, Belgium, Botswana, Brazil, Bulgaria, Canada, Croatia, the Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Kazakhstan, Latvia, Lithuania, Luxembourg, Macau, Malaysia, Mexico, Moldova, Mongolia, Morocco, the Netherlands, New Zealand, Norway, Papua New Guinea, Philippines, Poland, Portugal, Romania, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom, and Ukraine. We also expect to seek to expand our operations into various countries in Asia, Europe and Latin America as part of our growth strategy.

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

Our ability to provide reliable service to customers, cardholders and other network participants depends upon uninterrupted operation of our data centers and call centers as well as third party labor and services providers. Our business involves processing large numbers of transactions, the movement of large sums of money and management of large amounts of data. We rely on the ability of our employees, contractors, suppliers, systems and processes to complete these transactions in a secure, uninterrupted and error-free manner.

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

Under certain circumstances, when we fund customer transactions, we may bear the risk of substantial losses due to fraudulent use of our payment cards or vouchers. We do not maintain insurance to protect us against such losses. We bear similar risk relating to fraudulent acts of employees or contractors, for which we maintain insurance. However, the conditions or limits of coverage may be insufficient to protect us against such losses.

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

Most of our stored value gift card customers in the United States are national retailers. During 2015, a majority of our gift card revenue was derived from the design and purchase of gift card inventory, with the remaining portion of our 2015 gift card revenue derived primarily from processing fees. If we fail to retain any of these customers, it will be difficult to find a replacement customer on a timely basis or at all because there is a limited number of national retailers in the United States and nearly all of those other national retailers already have a gift card solution in place, either in-house or with one of our competitors. As such, any loss of a stored value gift card customer would reduce our revenue.

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

Our fuel card, workforce payment solutions and gift card businesses’ results are subject to seasonality, which could result in fluctuations in our quarterly net income.

Our fuel card and workforce payment solutions businesses have experienced in the past, and expect to continue to experience, seasonal fluctuations in revenues and profit, which are impacted during the first and fourth quarter each year by the weather, holidays in the U.S., Christmas being celebrated in Russia in January, and lower business levels in Brazil due to summer break and the Carnival celebration. Our gift card business has experienced in the past, and expects to continue to experience, seasonal fluctuations in revenues as a result of consumer spending patterns. Historically gift card business revenues have been strongest in the third and fourth quarters and weakest in the first and second quarters, as the retail industry has its highest level of activity during and leading up to the Christmas holiday season.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results.

Our balance sheet includes goodwill and intangible assets that represent approximately 73% of our total assets at December 31, 2015. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.

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

Governmental regulations designed to protect or limit access to personal information could adversely affect our ability to effectively provide our services.

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

A significant source of our revenue comes from processing transactions through the MasterCard networks. In order to offer MasterCard programs to our customers, one of our subsidiaries is registered as a member service provider with MasterCard through sponsorship by MasterCard member banks in both the United States and Canada. Registration as a service provider is dependent upon our being sponsored by member banks. If our sponsor banks should stop providing sponsorship for us or determine to provide sponsorship on materially less favorable terms, we would need to find other financial institutions to provide those services or we would need to become a MasterCard member, either of which could prove to be difficult and expensive. Even if we pursue sponsorship by alternative member banks, similar requirements and dependencies would likely still exist. In addition, MasterCard routinely updates and modifies its requirements. Changes in the requirements may make it significantly more expensive for us to provide these services. If we do not comply with MasterCard requirements, it could seek to fine us, suspend us or terminate our registration, which allows us to process transactions on its networks. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing MasterCard payment processing services. If we are unable to find a replacement financial institution to provide sponsorship or become a member, we may no longer be able to provide such services to the affected customers, which would have a material adverse effect our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved written comments regarding our periodic or current reports from the staff of the SEC.

ITEM 2. PROPERTIES

We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2015.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	81,000
Covington, Louisiana	Corporate accounting, treasury and merchant authorization	13,600
Houston, Texas	Credit and collections	6,300
Concord, California	Customer support	7,100
Wichita, Kansas	CLC operations and customer support	31,100
Atlanta, Georgia	NexTraq sales, operations and customer support	36,800
Tampa, Florida	NexTraq sales	8,300
Sunnyvale, California	Telenav sales, operations and customer support	15,100
Salem, Oregon	Pacific Pride sales, operations and customer support	10,000
Brentwood, Tennessee	Comdata sales, operations and customer support	228,000
Nashville, Tennessee	Comdata operations	38,300
Franklin, Tennessee	Comdata warehouse facility	20,100
Louisville, Kentucky	SVS sales, operations and customer support	66,000
Austin, Texas	Comdata operations	4,300

International
Prague, Czech Republic	CCS headquarters and Shell Europe (Germany, Austria, Poland and Hungary) operations	35,000
Mexico City, Mexico(1)	FleetCor Mexico headquarters and operations	22,500
Moscow, Russia	PPR and NKT headquarters, sales, customer support, operations, credit and collections	16,300
Bryansk, Russia	Sales and marketing	19,900
Ipswich, United Kingdom(1)	Operations, sales and customer support	17,900
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters	2,800
Swindon, United Kingdom	Allstar and Shell Europe (Belgium, Netherlands and France) operations, sales and customer support	18,300
Walsall, United Kingdom	Operations, sales and customer support	9,500
Birmingham, United Kingdom	EPYX headquarters, sales, operations and customer support	12,500
Sao Paulo, Brazil	CTF and VB Servicios headquarters, sales, customer support and operations	32,300
Osasco, Brazil	CTF and VB Servicios operations	7,100
Rio de Janeiro, Brazil	DB Trans and AExpresso headquarters, sales, operations and customer support	15,300
Auckland, New Zealand	CardLink headquarters, sales, operations and customer support	12,100
Nurnberg, Germany	Shell Europe sales	3,800

(1)	We own these facilities.

We also lease a number of minor additional facilities, including local sales and operations offices less than 2,550 square feet, small storage facilities and a small number of service stations in the United Kingdom; which are not included in the above list. We believe our facilities are adequate for our needs for at least the next 12 months. We anticipate that suitable additional or alternative facilities will be available to accommodate foreseeable expansion of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT”. As of December 31, 2015, there were 45 holders of record of our common stock. The table set forth below provides the intraday high and low sales prices per share of our common stock for the four quarters during 2015 and 2014.

	High	Low
2015:
First Quarter	$158.45	$135.73
Second Quarter	165.67	149.75
Third Quarter	164.61	135.16
Fourth Quarter	157.97	134.55
2014:
First Quarter	$130.57	$101.69
Second Quarter	133.73	108.75
Third Quarter	148.60	128.64
Fourth Quarter	156.05	123.44

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

On February 4, 2016, our Board of Directors approved a stock repurchase program under which we may begin purchasing up to $500 million of its common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as we deem appropriate. The timing and amount of stock repurchase, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information we may possess. The repurchases are expected to be funded by available cash flow from the business and working capital.

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

Period Ending	FleetCor Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services
12/15/2010	$100.00	$100.00	$100.00
12/31/2010	$113.47	$101.99	$95.81

Period Ending	FleetCor Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services
3/31/2011	$119.85	$109.79	$103.76
6/30/2011	$108.77	$107.69	$109.64
9/30/2011	$96.37	$83.84	$101.69
12/31/2011	$109.61	$96.43	$117.84
3/31/2012	$142.28	$108.06	$131.45
6/30/2012	$128.59	$103.92	$134.18
9/30/2012	$164.40	$108.99	$142.48
12/31/2012	$196.88	$110.54	$150.84
3/31/2013	$281.36	$123.84	$169.26
6/30/2013	$298.35	$127.22	$179.29
9/30/2013	$404.26	$139.75	$196.49
12/31/2013	$429.98	$151.44	$228.94
3/31/2014	$422.39	$152.67	$217.93
6/30/2014	$483.67	$155.26	$218.52
9/30/2014	$521.54	$143.38	$221.34
12/31/2014	$545.72	$156.79	$256.74
3/31/2015	$553.83	$163.04	$262.43
6/30/2015	$572.70	$163.20	$265.08
9/30/2015	$505.03	$143.25	$260.96
12/31/2015	$524.51	$147.83	$283.80

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

We derived the consolidated statement of income and other financial data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheets as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements that are not included in this report.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2015	2014	2013	2012	2011
Consolidated statement of income data:
Revenues, net	$1,702,865	$1,199,390	$895,171	$707,534	$519,591
Expenses:
Merchant commissions	108,257	96,254	68,143	58,573	51,199
Processing	331,073	173,337	134,030	115,446	84,516
Selling	109,075	75,527	57,346	46,429	36,606
General and administrative	297,715	205,963	142,283	110,122	84,765
Depreciation and amortization	193,453	112,361	72,737	52,036	36,171
Other operating, net	(4,242)	(29,501)	—	—	—

Operating income	667,534	565,449	420,632	324,928	226,334

Equity method investment loss	57,668	8,586	—	—	—
Other expense (income), net	2,523	(700)	602	1,121	(589)
Interest expense, net	71,339	28,856	16,461	13,017	13,377
Loss on early extinguishment of debt	—	15,764	—	—	2,669

Total other expense	131,530	52,506	17,063	14,138	15,457

Income before income taxes	536,004	512,943	403,569	310,790	210,877
Provision for income taxes	173,573	144,236	119,068	94,591	63,542

Net income	$362,431	$368,707	$284,501	$216,199	$147,335

Earnings per share:
Earnings per share, basic	$3.94	$4.37	$3.48	$2.59	$1.83
Earnings per share, diluted	$3.85	$4.24	$3.36	$2.52	$1.76
Weighted average shares outstanding, basic	92,023	84,317	81,793	83,328	80,610
Weighted average shares outstanding, diluted	94,139	86,982	84,655	85,736	83,654

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash and cash equivalents	$447,152	$477,069	$338,105	$283,649	$285,159
Restricted cash(1)	167,492	135,144	48,244	53,674	55,762
Total assets(2)	7,891,868	8,524,701	3,908,717	2,721,870	2,349,169
Total debt	2,937,062	3,593,717	1,486,378	925,092	704,265
Total stockholders’ equity(2)	2,830,047	2,618,562	1,223,502	913,822	811,436

(1)	Restricted cash represents customer deposits repayable on demand.
(2)	Revision of Previously Issued Financial Statements— We have revised previously reported balances within our Consolidated Balance Sheets as of December 31, 2014 and 2013, to translate these balances using the correct functional currencies. This revision had no effect on our Consolidated Statements of Income or Consolidated Statements of Cash Flows. We do not believe this revision was material to any prior period financial statement. See Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.

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

General Business

FleetCor is a leading independent global provider of fuel cards, commercial payment and data solutions, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, South America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments. In 2015, we processed approximately 1.9 billion transactions on our proprietary networks and third-party networks (which includes approximately 1.3 billion transactions related to our SVS product, acquired with Comdata). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.

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

We support our products with specialized issuing, processing and information services that enable us to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. In order to deliver our payment programs and services and process transactions, we own and operate proprietary “closed-loop” networks through which we electronically connect to merchants and capture, analyze and report customized information in North America and internationally. We also use third-party networks to deliver our payment programs and services in order to broaden our card acceptance and use. To support our payment products, we also provide a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Our customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs. Depending on our customers’ and partners’ needs, we provide these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.

FleetCor’s predecessor company was organized in the United States in 1986. In 2000, our current chief executive officer joined us and we changed our name to FleetCor Technologies, Inc. Since 2000, we have grown significantly through a combination of organic initiatives, product and service innovation and over 65 acquisitions of businesses and commercial account portfolios. Our corporate headquarters are located in Norcross, Georgia. As of December 31, 2015, we employed approximately 5,330 employees, approximately 2,660 of whom are located in the United States.

Executive Overview

We operate in two segments, which we refer to as our North America and International segments. See “Results of Operations” for additional segment information.

Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the years ended December 31, 2015, 2014 and 2013, our North America and International segments generated the following revenue:

	Year ended December 31,
	2015		2014		2013
(dollars in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$1,232.0	72.3%	$668.3	55.7%	$460.7	51.5%
International	470.9	27.7%	531.1	44.3%	434.5	48.5%

	$1,702.9	100.0%	$1,199.4	100.0%	$895.2	100.0%

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

Illustrative Revenue Model for Fuel Purchases

(unit of one gallon)

Illustrative Revenue Model		Merchant Payment Methods
Retail Price	$3.00	i) Cost Plus Mark-up:		ii) Percentage Discount:		iii) Fixed Fee:
Wholesale Cost	(2.86)	Wholesale Cost	$2.86	Retail Price	$3.00	Retail Price	$3.00

		Mark-up	0.05	Discount (3%)	(0.09)	Fixed Fee	(0.09)

FleetCor Revenue	$0.14

Merchant Commission	$(0.05)	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91

Price Paid to Merchant	$2.91

Set forth below are our sources of revenue for the years ended December 31, 2015, 2014 and 2013, expressed as a percentage of consolidated revenues:

	Year Ended December 31,
	2015	2014	2013
Revenue from customers and partners	64.8%	54.9%	53.6%
Revenue from merchants and networks	35.2%	45.1%	46.4%

	100.0%	100.0%	100.0%

Revenue directly tied to fuel-price spreads[1]	12.4%	16.5%	15.7%
Revenue directly influenced by the absolute price of fuel[1]	15.1%	17.0%	19.6%
Revenue from program fees, late fees, interest and other	72.5%	66.5%	64.7%

	100.0%	100.0%	100.0%

[1]	Although we cannot precisely calculate the absolute impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Transactions (in millions)[2]
North America	1,667.5	459.9	165.0
International	183.9	192.5	162.5

Total transactions	1,851.4	652.4	327.5

Revenue per transaction
North America	$0.74	$1.45	$2.79
International	2.56	2.76	2.67
Consolidated revenue per transaction	0.92	1.84	2.73
Consolidated adjusted revenue per transaction[3]	0.86	1.69	2.53

[2]	Transactions in 2015 and 2014 include appropriately 1.3 billion and 270 million transactions, respectively, related to our SVS product, which is part of the Comdata business acquired in November 2014. SVS, Stored Value Solutions, is our global provider of gift card and stored value solutions. The SVS product has lower revenue per transaction.
[3]	Adjusted revenues is a non-GAAP financial measure defined as revenues, net less merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measure of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”

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

From 2014 to 2015, total transactions increased from 652.4 million to 1.9 billion, an increase of 1.2 billion or 183.8%. We experienced an increase in transactions in our North America segment primarily due to our acquisition of Comdata in November 2014, of which 1.3 billion and 270 million transactions are attributable to SVS for 2015 and 2014, respectively, as well as from organic growth in our U.S. businesses. Transaction volumes in our international segment decreased slightly by 4.5% primarily due to market softness in some of our international businesses.

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

•	Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses.

•	Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.

•	General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executive, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.

•	Depreciation and amortization—Our depreciation expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include amortization of intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Other operating, net—Our other operating, net includes other operating expenses and income items unusual to the period and presented separately.

•	Equity method investment loss—Our equity method investment loss relates to our minority interest in Masternaut Group Holdings Limited (“Masternaut”), a provider of telematics solutions to commercial fleets in Europe, which we account for using the equity method.

•	Other expense (income), net—Other expense (income), net includes foreign currency transaction gains or losses, proceeds/costs from the sale of assets and other miscellaneous operating costs and revenue.

•	Interest expense, net—Interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our Securitization Facility. We have historically invested our cash primarily in short-term money market funds.

•	Loss on early extinguishment of debt—Loss on early extinguishment of debt relates to our write-off of debt issuance costs associated with the refinancing of our Existing Credit Facility and entry into our New Credit Agreement, along with our recent acquisition of Comdata.

•	Provision for income taxes—The provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services in the United States and internationally. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
(in thousands except per share amounts)
Adjusted revenues	$1,594,608	$1,103,136	$827,028
Adjusted net income	$592,625	$447,670	$342,680
Adjusted net income per diluted share	$6.30	$5.15	$4.05

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

Factors and Trends Impacting our Business

We believe that the following factors and trends are important in understanding our financial performance:

•	Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

•	Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. See “Sources of Revenue” above for further information related to fuel-price spreads.

•	Acquisitions—Since 2002, we have completed over 65 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt.

•	Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•	Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 72%, 56% and 51% of our revenue in 2015, 2014 and 2013, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•	Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions and Investments

During 2015, we completed acquisitions of Shell portfolios related to our fuel card business in Europe, as well as a small acquisition internationally, with an aggregate purchase price of $45.7 million, made additional investments of $8.4 million related to our equity method investment at Masternaut and deferred payments of $3.4 million related to acquisitions occurring in prior years.

During 2014, we completed acquisitions with an aggregate purchase price of $3.67 billion, net of cash acquired of $165.8 million.

•	In April 2014, we completed an equity method investment in Masternaut, Europe’s largest provider of telematics solutions to commercial fleets, included in “Equity method investment” in our Consolidated Balance Sheets. We own 44% of the outstanding equity of Masternaut.

•	In July 2014, we also acquired PacPride, a U.S. fuel card business, and in August 2014, we acquired a fuel card portfolio from Shell in Germany (“Shell Germany”). The purpose of these acquisitions was to strengthen our presence in the U.S. marketplace and establish our presence in the German fuel card market, respectively.

•	In November 2014, we acquired Comdata Inc. (“Comdata”) for $3.4 billion. Comdata is a leading business-to-business provider of innovative electronic payment solutions. As an issuer and a processor, Comdata provides fleet, virtual card and gift card solutions to over 20,000 customers. Comdata has approximately 1,300 employees and enables over $54 billion in payments annually. This acquisition complemented the Company’s current fuel card business in the U.S. and added a new product with the virtual payments business. FleetCor financed the acquisition with approximately $2.4 billion of debt and the issuance of 7,625,380 shares of FleetCor common stock, including amounts applied at the closing to the repayment of Comdata’s debt.

The results of operations of the Shell Germany business are included within our International segment, from the date of acquisition. The results of operations from PacPride and Comdata are included within our North America segment, from the date of acquisition.

During 2013, we completed acquisitions with an aggregate purchase price of $839.3 million, net of cash acquired of $35.6 million, including deferred payments of $36.8 million and the estimated fair value of contingent consideration payments of $83.1 million. In 2014, we recorded adjustments to the estimated fair value of contingent consideration for 2013 acquisitions of $28.1 million, based on actual results of the business, which included the impact of an unfavorable tax judgment against VB during the fourth quarter of 2014. In February 2015, the Company paid $39.8 million of contingent consideration. The most significant acquisitions are described below.

•	In March 2013, we acquired certain fuel card assets from GE Capital Australia’s Custom Fleet leasing business. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. GE Capital’s “Fleet Card” is a multi-branded fuel card product with wide acceptance in fuel outlets and automotive service and repair centers across Australia. Through this transaction, the Company acquired the Fleet Card product, brand, acceptance network contracts, supplier contracts, and approximately one-third of the customer relationships with regards to fuel cards (together, “Fleet Card”). The remaining customer relationships will be retained by Custom Fleet, and are comprised of companies which have commercial relationships with Custom Fleet beyond fueling, such as fleet management and leasing. The purpose of this acquisition was to establish our presence in the Australian marketplace.

•	In April 2013, we acquired all of the outstanding stock of CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink provides a proprietary fuel card program with acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. With this transaction, the Company entered into a $12.0 million New Zealand dollar ($9.4 million) revolving line of credit, which will be used to fund the working capital needs of the CardLink business. The purpose of this acquisition was to enter the Australia and New Zealand regions and followed our recent purchase of GE Capital’s Fleet Card business in Australia.

•	In August 2013, we acquired all of the outstanding stock of VB, a provider of transportation cards and vouchers in Brazil. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. VB is a provider of transportation cards in Brazil where employers are required by legislation to provide certain employees with prepaid public transportation cards to subsidize their commuting expenses. VB also markets food cards. The purpose of this acquisition was to strengthen our presence in the Brazilian marketplace.

•	In October 2013, we acquired all of the outstanding stock of Epyx, a provider to the fleet maintenance, service and repair marketplace in the UK. Epyx provides an internet based system and a network of vehicle repair service garages to fleet operators in the UK. The Epyx service helps its customers better manage their vehicle maintenance, service, and repair needs. The consideration for the transaction was paid using existing cash and credit facilities. This acquisition extended our offerings beyond fleet fueling, to fleet maintenance services in the UK marketplace.

•	In October 2013, we acquired DB, a provider of payment solutions for independent truckers in Brazil. The consideration for the transaction was paid using existing cash and credit facilities. With this acquisition, we strengthened our presence in the Brazilian marketplace.

•	In October 2013, we acquired NexTraq, a U.S. based provider of telematics solutions to small and medium-sized businesses. NexTraq provides fleet operators with an internet based system that enhances workforce productivity through real time vehicle tracking, route optimization, job dispatch, and fuel usage monitoring. The consideration for the transaction was paid using existing cash and credit facilities. With this acquisition, we have a cross marketing opportunity due to the similarity of the commercial fleet customer base.

The results of operations of the Fleet Card, CardLink, VB, Epyx and DB businesses are included within our International segment, from the date of acquisition. The results from NexTraq are included within our North America segment, from the date of acquisition.

Results of operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2015 and 2014 (in millions, except percentages).

	Year ended December 31, 2015	% of total revenue	Year ended December 31, 2014	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,232.0	72.3%	$668.3	55.7%	$563.6	84.3%
International	470.9	27.7%	531.1	44.3%	(60.2)	(11.3%)

Total revenues, net	1,702.9	100.0%	1,199.4	100.0%	503.5	42.0%
Consolidated operating expenses:
Merchant commissions	108.3	6.4%	96.3	8.0%	12.0	12.5%
Processing	331.1	19.4%	173.3	14.4%	157.7	91.0%
Selling	109.1	6.4%	75.5	6.3%	33.5	44.4%
General and administrative	297.7	17.5%	206.0	17.2%	91.8	44.5%
Depreciation and amortization	193.5	11.4%	112.4	9.4%	81.1	72.2%
Other operating, net	(4.2)	(0.2%)	(29.5)	2.5%	(25.3)	(85.6%)

Operating income	667.5	39.2%	565.4	47.1%	102.1	18.1%

Equity method investment loss	57.7	3.4%	8.6	0.7%	49.1	571.7%
Other expense (income), net	2.5	0.1%	(0.7)	NM	3.2	NM
Interest expense, net	71.3	4.2%	28.9	2.4%	42.5	147.2%
Loss on early extinguishment of debt	—	—	15.8	1.3%	(15.8)	(100.0%)
Provision for income taxes	173.6	10.2%	144.2	12.0%	29.3	20.3%

Net income	$362.4	21.3%	$368.7	30.7%	$(6.3)	(1.7%)

Operating income for segments:
North America	$442.0		$287.3		$154.7	53.9%
International	225.5		278.1		(52.7)	(18.9%)

Operating income	$667.5		$565.4		$102.1	18.1%

Operating margin for segments:
North America	35.9%		43.0%		(7.1)%
International	47.9%		52.4%		(4.5)%
Total	39.2%		47.1%		(7.9%)

	Year ended December 31,
	2015	2014
Transactions (in millions) [1]
North America	1,667.5	459.9
International	183.9	192.5

Total transactions	1,851.4	652.4

Revenue per transaction
North America	$0.74	$1.45
International	2.56	2.76
Consolidated revenue per transaction	0.92	1.84
Consolidated adjusted revenue per transaction	0.86	1.69

[1]	Transactions in 2015 and 2014 include approximately 1.3 billion and 270 million transactions, respectively, related to our SVS product, which is part of the Comdata business acquired in November 2014. Revenue per transaction for the SVS product is lower than that generated by our other products.

NM = Not Meaningful

The sum of the columns or rows may not equal the totals or differences due to rounding.

Revenues and revenue per transaction

Our consolidated revenue increased from $1,199.4 million in 2014 to $1,702.9 million in 2015, an increase of $503.5 million, or 42.0%. The increase in our consolidated revenue was primarily due to the following:

•	The impact of acquisitions completed in 2014, which contributed approximately $528 million in additional revenue in 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for 2015 over the comparable period in 2014. The macroeconomic environment was primarily impacted by lower fuel prices and foreign exchange rates, partially offset by higher fuel spread margins.

We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it negatively impacted our consolidated adjusted revenues for 2015 over the comparable period in 2014 by approximately $179 million. Changes in foreign exchange rates had an unfavorable impact on consolidated adjusted revenues of approximately $90 million, due to unfavorable fluctuations in rates in all geographies, in 2015 over 2014. In addition, we believe the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated adjusted revenues of approximately $89 million.

Consolidated revenue per transaction decreased from $1.84 in 2014 to $0.92 in 2015, a decrease of $0.92 per transaction or 50.0%. Excluding the impact of the SVS business, which had approximately 1.3 billion and 270 million transactions in 2015 and 2014, respectively, at a lower revenue per transaction, revenue per transaction for 2015 decreased 10.2 % to $2.78 from $3.10 over the comparable period in 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, primarily fuel prices and foreign exchange rates.

North America segment revenues and revenue per transaction

North America revenue increased from $668.3 million in 2014 to $1,232.0 million in 2015, an increase of $563.6 million, or 84.3%. The increase in our North America revenue was primarily due to:

•	The impact of acquisitions completed in 2014, which contributed approximately $528 million in additional revenue in 2015 over the comparable period in 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for 2015 over the comparable period in 2014, primarily due to the impact of lower fuel prices in the U.S., partially offset by higher fuel spread margins.

North America segment revenue per transaction decreased from $1.45 in 2014 to $0.74 in 2015, a decrease of $0.71 or 49.2%. Excluding the impact of the SVS business, which had approximately 1.3 billion and 270 million transactions in 2015 and 2014, respectively, at a lower revenue per transaction, revenue per transaction in our North America segment in 2015 decreased 15.9% to $2.89 from $3.44 over the comparable period in 2014. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products and services purchased. Revenue per transaction decreased primarily due to the impact of lower fuel prices and fuel price spreads during 2015 versus the prior year.

International segment revenue

International segment revenue decreased from $531.1 million in 2014 to $470.9 million in 2015, a decrease of $60.2 million, or 11.3%. The decrease in International segment revenue was due primarily to the following:

•	The impact of the macroeconomic environment, which is included within organic growth. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for 2015 over the comparable period in 2014, primarily due to changes in foreign exchange rates and lower fuel prices internationally. Unfavorable fluctuations in foreign exchange rates in all geographies had an unfavorable impact on revenues in 2015 over the comparable period in 2014.

As discussed, we use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. Changes in foreign exchange rates had an unfavorable impact on international adjusted revenues of approximately $90.1 million, due to unfavorable fluctuations in rates in all geographies, in 2015 over 2014.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

International segment revenue per transaction decreased from $2.76 in 2014 to $2.56 in 2015, a decrease of $0.20 per transaction or 7.2%, due primarily to the unfavorable impact of foreign exchange rates across all of our geographies. This unfavorable impact was partially offset by organic revenue growth in several products.

Consolidated operating expenses

Merchant commission. Merchant commissions increased from $96.3 million in 2014 to $108.3 million in 2015, an increase of $12.0 million, or 12.5%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in certain revenue streams where merchant commission are paid, partially offset by decreases due to changes in foreign exchange rates.

Processing. Processing expenses increased from $173.3 million in 2014 to $331.1 million in 2015, an increase of $157.7 million, or 91.0%. Our processing expenses primarily increased due to the impact of our acquisition of Comdata completed in the fourth quarter of 2014, partially offset by decreases due to changes in foreign exchange rates.

Selling. Selling expenses increased from $75.5 million in 2014 to $109.1 million in 2015, an increase of $33.5 million, or 44.4%. The increase was primarily due to our acquisition of Comdata completed in the fourth quarter of 2014, as well as additional sales and marketing spending in certain markets, partially offset by decreases due to changes in foreign exchange rates.

General and administrative. General and administrative expense increased from $206.0 million in 2014 to $297.7 million in 2015, an increase of $91.8 million, or 44.5%. The increase was primarily due to the impact of our acquisition of Comdata completed in the fourth quarter of 2014 and incremental stock based compensation of $52.5 million, partially offset by decreases due to changes in foreign exchange rates.

Depreciation and amortization. Depreciation and amortization increased from $112.4 million in 2014 to $193.5 million in 2015, an increase of $81.1 million, or 72.2%. The increase was primarily due to our acquisition of Comdata completed during the fourth quarter of 2014, which resulted in an increase of $91.3 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software, as well as depreciation of acquired fixed assets, partially offset by decreases due to changes in foreign exchange rates.

Other operating, net. Other operating, net decreased from a $29.5 million favorable impact in 2014 to a $4.2 million favorable impact in 2015, a decrease of $25.3 million, or 85.8%. In 2015, the balance relates primarily to the net favorable impact of the additional reversals of various contingent liabilities for tax indemnifications related to our acquisitions of DB and VB in Brazil. Included in other operating, net in 2014 is $28.1 million of favorable impact related to fair value adjustments recorded for contingent consideration arrangements for our acquisition of VB in Brazil and $1.4 million from the reversal of other various contingent liabilities for tax indemnifications related to our acquisitions of DB and VB in Brazil.

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The increase in equity method investment loss from $8.6 million in 2014 to $57.7 million in 2015 was primarily due to a non-cash impairment charge of $40 million recorded in the fourth quarter of 2015. We regularly evaluate our investments, which are not carried at fair value, for other than temporary impairment in accordance with U. S. GAAP. During the fourth quarter, we determined that the performance improvement initiatives at Masternaut will take longer to implement than we originally projected. As a result, we have recorded a $40 million non-cash impairment charge in our equity method investment.

Interest expense, net

Interest expense increased from $28.9 million in 2014 to $71.3 million in 2015, an increase of $42.5 million, or 147.2%. The increase is due to an increase in borrowings in 2015 over 2014, primarily due to funding of the purchase price for our acquisition of Comdata. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	2015	2014
Term loan A	1.94%	1.92%
Term loan B	3.75%	3.75%
Domestic Revolver A	1.95%	1.92%
Foreign Revolver A	2.36%	2.27%
Foreign Revolver B	—%	4.43%
Foreign swing line	2.29%	2.24%

The average unused credit facility fee for Domestic Revolver A was 0.35% and 0.31% in 2015 and 2014, respectively. The average unused credit facility fee for Foreign Revolver B was 0.30% in 2014.

Loss on early extinguishment of debt

Loss on early extinguishment of debt in 2014 relates to our write-off of $15.8 million of debt issuance costs associated with the refinancing of our Existing Credit Facility and entry into our New Credit Agreement, along with our acquisition of Comdata.

Provision for income taxes

The provision for income taxes increased from $144.2 million in 2014 to $173.6 million in 2015, an increase of $29.3 million, or 20.3%. Our effective tax rate increased from 28.1% in 2014 to 32.4% in 2015. We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. The increase in the effective tax rate was due primarily to the non-deductible impairment charge of $40 million related to our minority investment in Masternaut, as well as the inclusion of the Comdata business, which operates primarily in the U.S. with a higher overall tax rate. Partially offsetting these negative impacts was the continued decrease in the U.K. statutory tax rates. These initiatives involved amending tax returns for several prior years and produced tax savings of approximately $7.9 million recorded in 2015. We expect that the impact of these planning initiatives will have a favorable impact on tax rates in future years. Included in 2014, was one-time tax favorability due to entity reorganization in Brazil, which allowed the reversal of deferred tax liability of $9.5 million, setup at the time of acquisition in 2013.

Net income

For the reasons discussed above, our net income decreased from $368.7 million in 2014 to $362.4 million in 2015, a decrease of $6.3 million, or 1.7%.

Operating income and operating margin

Consolidated operating income

Operating income increased from $565.4 million in 2014 to $667.5 million in 2015, an increase of $102.1 million, or 18.1%. Consolidated operating margin was 47.1% in 2014 and 39.2% in 2015. The increase in operating income was due primarily to the impact of our acquisition of Comdata completed in November 2014. These increases were partially offset by the negative impact of the macroeconomic environment, primarily due to lower fuel prices in North America and unfavorable changes in foreign exchange rates, as previously discussed. Changes in foreign exchange rates had an unfavorable impact on consolidated operating income of approximately $53 million due to unfavorable fluctuations in rates in all geographies. Results were also negatively impacted by the increase in amortization and depreciation expense related to assets acquired in 2014 and increased stock based compensation expense during 2015. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization expense.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Similarly, segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income

North America operating income increased from $287.3 million in 2014 to $442.0 million in 2015, an increase of $154.7 million, or 53.9%. North America operating margin was 43.0% in 2014 and 35.9% in 2015. The increase in operating income was due primarily to the impact of our acquisition of Comdata in November 2014, as well as organic growth in the business. The decrease in operating margin was due primarily to the impact of increased operating expenses associated with Comdata, including increased depreciation and amortization. In addition, we had increased stock based compensation expense, the majority of which is recorded in our North American segment. Furthermore, operating results were also negatively impacted by the macroeconomic environment, primarily due to lower fuel prices, partially offset by higher fuel spread margins.

International segment operating income

International operating income decreased from $278.1 million in 2014 to $225.5 million in 2015, a decrease of $52.7 million, or 18.9%. International operating margin was 52.4% in 2014 and 47.9% in 2015. The decrease in operating income was due primarily to the unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, which we believe negatively impacted operating income by approximately $53 million, as well as the negative impact of fuel prices internationally. The negative impact of the environment was partially offset by the impact of organic growth in the business driven by increases in volume and revenue per transaction, in local currency. The impact of changes in fuel price spreads was negligible.

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2014 and 2013 (in millions, except percentages).

	Year ended December 31, 2014	% of total revenue	Year ended December 31, 2013	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$668.3	55.7%	$460.7	51.5%	$207.6	45.1%
International	531.1	44.3%	434.5	48.5%	96.6	22.2%

Total revenues, net	1,199.4	100.0%	895.2	100.0%	304.2	34.0%
Consolidated operating expenses:
Merchant commissions	96.3	8.0%	68.2	7.6%	28.1	41.3%
Processing	173.3	14.4%	134.0	15.0%	39.3	29.3%
Selling	75.5	6.3%	57.4	6.4%	18.2	31.7%
General and administrative	206.0	17.2%	142.3	15.9%	63.7	44.8%
Depreciation and amortization	112.4	9.4%	72.7	8.1%	39.6	54.5%
Other operating, net	(29.5)	2.5%	—	—	(29.5)	(100%)

Operating income	565.4	47.1%	420.6	47.0%	144.8	34.4%

Equity method investment loss	8.6	0.7%	—	—	8.6	100%
Other (income) expense, net	(0.7)	NM	0.6	0.1%	(1.3)	NM
Interest expense, net	28.9	2.4%	16.4	1.8%	12.4	75.3%
Loss on early extinguishment of debt	15.8	1.3%	—	—	15.8	100%
Provision for income taxes	144.2	12.0%	119.1	13.3%	25.2	21.1%

Net income	$368.7	30.7%	$284.5	31.8%	$84.2	29.6%

Operating income for segments:
North America	$287.3		$220.5		$66.8	30.3%
International	278.1		200.1		78.0	39.0%

Operating income	$565.4		$420.6		$144.8	34.4%

Operating margin for segments:
North America	43.0%		47.9%		(4.9)%
International	52.4%		46.1%		6.3%
Total	47.1%		47.0%		0.1%

	Year ended December 31,
	2014	2013
Transactions (in millions) [1]
North America	459.9	165.0
International	192.5	162.5

Total transactions	652.4	327.5

Revenue per transaction
North America	$1.45	$2.79
International	2.76	2.67
Consolidated revenue per transaction	1.84	2.73
Consolidated adjusted revenue per transaction	1.69	2.53

[1]	Transactions in 2014 include appropriately 270 million transactions related to our SVS product, which is part of the Comdata business acquired in November 2014.

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

Consolidated revenue per transaction decreased from $2.73 in 2013 to $1.84 in 2014, a decrease of $0.89 per transaction or 32.7%. Consolidated revenue per transaction includes the impact of the SVS product, which is part of our Comdata business acquired in November 2014. The SVS product had approximately 270 million transactions during 2014 at lower revenue per transaction. Consolidated revenue per transaction for 2014, excluding the SVS product, increased 13.3% to $3.10 from $2.73 in 2013. This increase is primarily a result of organic growth in certain of our payment programs and the full year impact in 2014 of acquisitions completed in 2013, as noted above, as well as acquisitions completed in 2014, some of which have higher revenue per transaction products in comparison to our other businesses. The increase also was due to the impact of the macroeconomic environment, specifically higher fuel spread margins in 2014 over 2013.

North America segment revenues and revenue per transaction

North America revenue increased from $460.7 million in 2013 to $668.3 million in 2014, an increase of $207.6 million, or 45.1%. The increase in our North America revenue was primarily due to the following:

•	The full period impact of acquisitions completed in 2013, as well as acquisitions completed in 2014, which contributed approximately $104 million in additional revenues in 2014 over the comparable period in 2013.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•	Included within organic growth, is the impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue for 2014 over the comparable period in 2013, primarily due to the impact of higher fuel spread margins, partially offset by the impact of lower fuel prices in the U.S.

North America segment revenue per transaction decreased from $2.79 in 2013 to $1.45 in 2014, a decrease of $1.34 per transaction or 48.0%. North American revenue per transaction includes the impact of the SVS product, which is part of our Comdata business acquired in November 2014. The SVS product had approximately 270 million transactions during 2014 at lower revenue per transaction. North American revenue per transaction for 2014, excluding the SVS product, increased 23.1% to $3.44 from $2.79 in 2013. This increase is primarily a result of organic growth in certain of our payment programs and the full year impact in 2014 of acquisitions completed in 2013, as noted above, as well as acquisitions completed in 2014, some of which have higher revenue per transaction products in comparison to our other businesses. The increase is also due to the positive impact of the macroeconomic environment; specifically higher fuel spread margins in 2014 compared with 2013.

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

Consolidated operating expenses

Merchant commission. Merchant commissions increased from $68.2 million in 2013 to $96.3 million in 2014, an increase of $28.1 million, or 41.3%. This increase was due primarily to additional commissions paid due to higher fuel spread margins, as well as the impact of higher volume in revenue streams where merchant commissions are paid.

Processing. Processing expenses increased from $134.0 million in 2013 to $173.3 million in 2014, an increase of $39.3 million, or 29.3%. Our processing expenses increased primarily due to acquisitions completed in 2013 and 2014 and organic growth in transaction volume, as well as incremental bad debt expense of approximately $3.0 million in our Russia business due to the slowdown in their economy.

Selling. Selling expenses increased from $57.4 million in 2013 to $75.5 million in 2014, an increase of $18.2 million, or 31.7%. The increase was primarily due to acquisitions completed in 2013 and 2014, as well as additional sales and marketing spending in certain markets.

General and administrative. General and administrative expense increased from $142.3 million in 2013 to $206.0 million in 2014, an increase of $63.7 million, or 44.8%. Our general and administrative expenses increased primarily due to the impact of acquisitions completed in 2013 and 2014, as well as approximately $22.6 million of incremental one-time deal related costs related to severance and legal fees, accounting, tax, and various advisory fees, as well as additional stock based compensation expense of $12.8 million.

Depreciation and amortization. Depreciation and amortization increased from $72.7 million in 2013 to $112.4 million in 2014, an increase of $39.6 million, or 54.5%. The increase in our depreciation and amortization expense is primarily due to acquisitions completed during 2013 and 2014, which resulted in an increase of $38.3 million related to the amortization of acquired intangible assets for customer and vendor relationships, trade names and trademarks, non-compete agreements and software and increased depreciation expense.

Other operating, net. Other operating, net of $29.5 million in 2014, represents the $28.1 million favorable impact of fair value adjustments recorded related to contingent consideration arrangements for our acquisition of VB in Brazil and the net favorable impact of $1.4 million from the reversal of other various contingent liabilities for tax indemnifications related to our acquisitions of DB and VB in Brazil.

Equity method investment loss

On April 28, 2014, we acquired a minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for as an equity method investment. The loss at Masternaut was driven primarily by amortization of intangible assets at this investment of approximately $8.0 million in 2014.

Interest expense, net

Interest expense increased from $16.4 million in 2013 to $28.9 million in 2014, an increase of $12.4 million, or 75.3%. The increase in interest expense is due to an increase in borrowings in 2014 over 2013, primarily due to funding the purchase price for acquisitions as well as increased interest rates as a result of the uptick in our leverage ratio due to the additional borrowings to fund acquisitions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	2014	2013
Term loan A	1.92%	1.75%
Term loan B	3.75%	—%
Domestic Revolver A	1.92%	1.80%
Foreign Revolver A	2.27%	2.13%
Foreign Revolver B	4.43%	4.35%
Foreign swing line	2.24%	1.98%

The average unused credit facility fee for Domestic Revolver A was 0.31% and 0.26% in 2014 and 2013, respectively. The average unused credit facility fee for Foreign Revolver B was 0.30% and 0.27% in 2014 and 2013, respectively.

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

Operating income and operating margin

Consolidated operating income

Operating income increased from $420.6 million in 2013 to $565.4 million in 2014, an increase of $144.8 million, or 34.4%. Consolidated operating margin was 47.0% in 2013 and 47.1% in 2014. The increase in operating income is due primarily to the impact of acquisitions completed during 2013 and 2014, organic growth in the business driven by increases in volume and revenue per transactions. We believe the impact of the macroeconomic environment was positive to consolidated operating results in 2014 over 2013, primarily due to higher fuel spread margins. These positive drivers of consolidated results were partially offset by incremental stock based compensation expense, increased amortization expense related to acquired intangible assets, increased bad debt expense in our Russian business and incremental one-time costs related to acquisitions of $22.6 million.

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

Sources of liquidity

At December 31, 2015, our unrestricted cash and cash equivalents balance totaled $447.2 million. Our restricted cash balance at December 31, 2015 totaled $167.5 million. Restricted cash primarily represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.

At December 31, 2015, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $258.7 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2015, we had the ability to generate approximately $4 million of additional liquidity under our Securitization Facility. At December 31, 2015, we had approximately $875 million available under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$754.6	$608.3	$375.7
Net cash used in investing activities	(99.4)	(2,594.1)	(749.1)
Net cash (used in) provided by financing activities	(648.1)	2,162.3	435.7

Operating activities. Net cash provided by operating activities increased from $608.3 million in 2014 to $754.6 million in 2015, despite a slight decrease in net income. The increase is primarily due to changes in working capital and increases in certain non-cash expenses, including amortization of intangible assets of $73.6 million, stock-based compensation of $52.5 million and equity method investment loss of $49.1 million.

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

Investing activities. Net cash used in investing activities decreased from $2,594.1 million in 2014 to $99.4 million in 2015. This decrease is primarily due to the reduction in cash outlay for acquisitions, including equity method investments, over the comparable period.

Net cash used in investing activities increased from $749.1 million in 2013 to $2,594.1 million in 2014. The increase is primarily due to the increase in cash paid for acquisitions in 2014, specifically $2.4 billion related to Comdata.

Financing activities. Net cash provided by financing activities was $2,162.3 million in 2014 as compared to net cash used in financing activities of $648.1 million in 2015. The change is primarily due to increased net borrowings on our Credit Facility and our Securitization Facility in 2014 primarily due to funding the purchase price for Comdata. Additionally, we made payments on contingent consideration arrangements of $42 million in 2015 that were not made in 2014.

Net cash provided by financing activities increased from $435.7 million in 2013 to $2,162.3 million in 2014. The increase in cash provided by financing activities is primarily due to increased net borrowings on our Credit Facility and Securitization Facility of $1,456.4 million and $275 million, respectively, in 2014 over 2013, primarily due to funding the purchase price for Comdata.

Capital spending summary

Our capital expenditures increased from $27.1 million in 2014 to $41.9 million 2015, an increase of $14.8 million, or 54.7%. The increase was primarily due to the impact of our acquisition of Comdata in November 2014.

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

The obligations of the Borrowers under the New Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, pursuant to a security agreement and includes a pledge of (i) 100% of the issued and outstanding equity interests owned by us of each Domestic Subsidiary and (2) 66% of the voting shares of the first-tier foreign subsidiaries, but excluding real property, personal property located outside of the United States, accounts receivables and related assets subject to the Securitization Facility and certain investments required under money transmitter laws to be held free and clear of liens. At December 31, 2015, we had $1,919 million in borrowings outstanding on term loan A excluding the related debt discount, $247.5 million in borrowings outstanding on term loan B excluding the related debt discount and $160 million in borrowings outstanding on the domestic revolving A facility.

Interest on amounts outstanding under the New Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurency Loans and at 2% for Base Rate Loans. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2015, the interest rate on the term loan A facility was 1.92%, domestic revolving A facility was 1.83% and the term loan B facility was 3.75%. The rate on the unused credit facility was 0.30% for all facilities at December 31, 2015. There were no borrowings outstanding at December 31, 2015 on the foreign revolving A facility, the foreign revolving B facility, the U.S. or foreign swing line of credit.

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

During 2015, we made principal payments of $101 million on the term loan A, $2.5 million on the term loan B, $435 million on the domestic revolving A facility and $51.8 million on the foreign revolving A facility.

New Zealand Facility

On April 29, 2013, we entered into a $12 million New Zealand dollar ($9.4 million) facility with Westpac Bank in New Zealand (“New Zealand Facility”). This facility was for purposes of funding the working capital needs of our CardLink business in New Zealand. This facility was terminated on September 30, 2015.

Securitization Facility

We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the Fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million.

On November 14, 2014, in order to finance a portion of the Comdata acquisition, the Company and certain of its subsidiaries entered into a Fifth Amended and Restated Receivables Purchase Agreement (the “New Receivables Purchase Agreement”), which amended and restated the Fourth Amended and Restated Receivables Purchase Agreement dated as of October 29, 2007 (as amended, the “Existing Receivables Purchase Agreement”), which was most recently amended on February 3, 2014, pursuant to the Tenth Amendment to the Fourth Amended and Restated Receivables Purchase Agreement. Under the terms of the New Receivables Purchase agreement, the purchase limit was increased from $500 million to $1.2 billion, the term of the facility was extended to November 14, 2017, financial covenants and additional purchasers were added to the facility. On November 5, 2015, the first amendment to the fifth amended and restated receivables purchase agreement was entered into which allowed the Company to enter into a new contract with BP and modified the eligible receivables definition and on December 1, 2015, the second amendment to the fifth amended and restated receivables purchase agreement was entered into which reduced the commitments from $1.2 billion to $950 million.

The Existing Receivables Purchase agreement was amended for the seventh time on February 6, 2012 to add a new purchaser and extend the facility termination date, for the eighth time on February 4, 2013 to extend the facility termination date, for the ninth time on September 25, 2013 to change a committed purchaser, and for the tenth time on February 3, 2014 to extend the facility termination date, change pricing and to return to prorated funding by participating banks. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.43% plus 0.90% and 0.18% plus 0.90% as of December 31, 2015 and 2014, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of December 31, 2015 and 2014, respectively.

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

We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2015.

Other Liabilities

In connection with our acquisition of certain businesses, we owe final payments of $9.2 million, which are payable $7.5 million in the next twelve months and $1.7 million in periods beyond a year.

Stock Repurchase Program

On February 4, 2016, our Board of Directors approved a stock repurchase program under which we may begin purchasing up to $500 million of its common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as we deem appropriate. The timing and amount of stock repurchase, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information we may possess. The repurchase is expected to be funded by available cash flow from the business and working capital.

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

See Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.

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

We also derive revenue from customers and partners from a variety of program fees including transaction fees, card fees, network fees, report fees and other transaction-based fees which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. Such services are provided through proprietary networks or through the use of third-party networks. Transaction fees and other transaction-based fees generated from our proprietary networks and third-party networks are recognized at the time the transaction is captured. Card fees, network fees and program fees are recognized as we fulfill our contractual service obligations. In addition, we recognize revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada. Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company ceases billing and accruing for late fees and finance charges approximately 30-40 days after the customer’s balance becomes delinquent.

We also charge our customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. We recognize fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of our businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. We have recorded $84.1 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income in 2015.

Our fiscal year ends on December 31. In certain of our U.K. businesses, we record the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2015 and 2014 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle. Fiscal year 2013 included 53 weeks for business reporting using a 4-4-5 accounting cycle.

We deliver both stored value cards and card-based services primarily in the form of gift cards. For multiple-deliverable customer contracts, stored value cards and card-based services are separated into two units of accounting. Stored valued cards are generally recognized upon shipment to the customer. Card-based services are recognized when the card services are rendered.

Accounts receivable

As described above under the heading “Securitization Facility,” we maintain a revolving trade accounts receivable Securitization Facility. The current purchase limit under the Securitization Facility is $950 million. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a evolving basis, to FleetCor Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary (Conduit). In turn, Funding sells, without recourse, on a revolving basis, up to $950 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit. Funding maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold to the conduit. Purchases by the conduit are financed with the sale of highly-rated commercial paper.

We utilize proceeds from the sale of our accounts receivable as an alternative to other forms of financing, effectively reducing our overall borrowing costs. We have agreed to continue servicing the sold receivables for the financial institutions at market rates, which approximates our cost of servicing. We retain a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.

On November 14, 2014, in order to finance a portion of the Comdata acquisition, the Company and certain of its subsidiaries entered into a New Receivables Purchase Agreement. Under the terms of the New Receivables Purchase agreement, the purchase limit was increased from $500 million to $1.2 billion, and the term of the facility was extended to November 14, 2017. On November 5, 2015, the first amendment to the fifth amended and restated receivables purchase agreement was entered into which allowed the Company to enter into a new contract with BP and modified the eligible receivables definition and on December 1, 2015, the second amendment to the fifth amended and restated receivables purchase agreement was entered into which reduced the commitments from $1.2 billion to $950 million.

All foreign receivables are owned receivables and are not included in our receivable securitization program. At December 31, 2015 and 2014, there was $614 million and $675 million, respectively, of short-term debt outstanding under our Securitization Facility.

Credit risk and reserve for losses on receivables

We control credit risk by performing periodic credit evaluations of our customers. Payments from customers are generally due within 14 days of billing. We routinely review our accounts receivable balances and make provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible once they age past 90 days and are deemed uncollectible from the customer. We provide an allowance for receivables aged less than 90 days that we expect will be uncollectible based on historical collections experience and would include accounts that have filed for bankruptcy. At December 31, 2015, approximately 98% of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.

Impairment of long-lived assets, intangibles and equity method investment

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

Based on the goodwill asset impairment analysis performed quantitatively and qualitatively on October 1, 2015, we determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We also regularly evaluate the carrying value of our equity method investment, which is not carried at fair value, for other-than-temporary impairment. We estimate the fair value of our equity method investment using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of our equity method investment in developing the valuation estimate. During the fourth quarter of 2015, we determined that the performance improvement initiatives in our equity method investment in Masternaut will take longer to implement than we originally projected. As a result, we have recorded a $40 million non-cash impairment charge in our equity method investment.

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

Stock-based compensation

We account for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by our board of directors. Options granted have vesting provisions ranging from one to six years. Stock option grants are subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. We base the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one year. The fair value of restricted stock shares where the shares vest based on the passage of time or performance is based on the grant date fair value of our stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

For performance-based restricted stock awards and performance based stock option awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Adoption of New Accounting Standards

Discontinued Operations Reporting

In April 2014, the FASB issued an ASU 2014-08, “Discounted Operations Reporting” that changes the requirements for reporting discontinued operations. This update will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has a major effect on an entity’s operations and financial results. This update also expands the disclosures for discontinued operations, and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. We adopted this new guidance on January 1, 2015. The adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows, as we did not have discontinued operations.

Stock-Based Payment Awards with Performance Targets

In June 2014, the FASB issued ASU 2014-12, “Share-Based Payment Awards With Performance Targets That Are Attainable After the Requisite Service Period”, for companies that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. We adopted this new guidance on January 1, 2015. The adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows.

Simplification of Business Combination Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We adopted this new guidance during the third quarter of 2015. The adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows. Furthermore, measurement period adjustments recorded in the year ended December 31, 2015 did not have a material impact on our consolidated statements of income.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. This ASU is effective for us for reporting periods beginning after December 15, 2017, but permits companies the option to adopt as of the original effective date. We anticipate selecting the modified retrospective method during transition and are currently evaluating the impact on our results of operations, financial condition, or cash flows.

Simplification of Guidance on Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This ASU is effective for us for fiscal years ending after December 15, 2015 and interim periods. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit

Arrangements”, which is effective immediately. This ASU states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. The adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.

Simplification of Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.

Contractual obligations

The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2015 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$2,319.4	$261.6	$304.6	$1,517.8	$235.4
Securitization Facility	614.0	614.0	—	—	—
Estimated interest payments- Credit Facility(c)	169.0	48.3	89.6	31.1	—
Estimated interest payments- Securitization Facility(c)	16.4	8.2	8.2	—	—
Operating leases	67.6	12.7	20.2	11.4	23.3
Deferred purchase price(b)	9.2	7.5	1.7	—	—
Other(b)	1.9	—	1.8	0.1	—

Total	$3,197.5	$952.3	$426.1	$1,560.4	$258.7

(a)	Deferred income tax liabilities as of December 31, 2015 were approximately $713.4 million. Refer to Note 11 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs.
(b)	The long-term portion of contingent consideration agreements and deferred purchase price payments are included with ‘other debt’ in the detail of our debt instruments disclosed in Note 10 to our audited consolidated financial statements. To reconcile the amount of ‘other debt’ as disclosed in the footnote to the contractual obligations table above, the long-term portion of deferred purchase price payments should be combined with ‘other’.
(c)	We draw upon and pay down on the revolver within our Credit Facility and our Securitization Facility borrowings outside of a normal schedule, as excess cash is available. For our variable rate debt, we have assumed the December 31, 2015 interest rates to calculate the estimated interest payments, for all years presented. This analysis also assumes that outstanding principal is held constant at the December 31, 2015 balances for our Credit Facility and Securitization Facility, except for mandatory pay downs on the term loans in accordance with the loan documents. We typically expect to settle such interest payments with cash flows from operating activities and/or other short-term borrowings.

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

Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues, net	$1,702,865	$1,199,390	$895,171
Merchant commissions	108,257	96,254	68,143

Total adjusted revenues	$1,594,608	$1,103,136	$827,028

Adjusted net income and adjusted net income per diluted share

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to share-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) loss on the early extinguishment of debt, (e) our proportionate share of amortization of intangible assets at our equity method investment, (f) impairment of equity method investment, and (g) other non-cash adjustments.

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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income	$362,431	$368,707	$284,501
Net income per diluted share	$3.85	$4.24	$3.36
Stock based compensation	90,122	37,649	26,676
Amortization of intangible assets	159,740	86,149	49,313
Amortization of premium on receivables	3,250	3,259	3,263
Amortization of deferred financing costs and discounts	7,049	2,796	3,276
Amortization from equity method investment	10,665	7,982	—
Loss on extinguishment of debt	—	15,764	—
Impairment of equity method investment	40,000	—	—
Other non-cash adjustments	—	(28,869)[2]	—

Total pre-tax adjustments	310,826	124,730	82,528
Income tax impact of pre-tax adjustments at the effective tax rate	(80,632)[3]	(45,767)[1]	(24,349)

Adjusted net income	$592,625	$447,670	$342,680

Adjusted net income per diluted share	$6.30	$5.15	$4.05
Diluted shares	94,139	86,982	84,655

[1]	The effective tax rate used to calculate the income tax impact of pre-tax adjustments during 2014 excludes the impact of a $9.5 million discrete tax benefit, as well as other non-cash adjustments and their related income tax expense.
[2]	Other non-cash adjustments are unusual items reflecting adjustments to purchase accounting entries for contingent consideration and tax indemnifications for our 2013 acquisitions of DB and VB in Brazil.
[3]	The effective tax rate utilized excludes the impact of a one-time tax benefit recognized during 2015 of approximately $0.8 million, as well as adjustments related to our equity method investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 27.7%, 44.3% and 48.5% of total revenue for the years ended December 31, 2015, 2014, and 2013, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2015 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2015 by approximately $22.5 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2014 and 2013 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2014 and 2013 by approximately $27.8 million and $20.0 million, respectively.

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

Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2015, 2014 and 2013, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by $23.2 million, $29.2 million and $11.4 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FleetCor Technologies, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries

We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FleetCor Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FleetCor Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of FleetCor Technologies, Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 29, 2016

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$447,152	$477,069
Restricted cash	167,492	135,144
Accounts receivable (less allowance for doubtful accounts of $21,903 and $23,842, respectively)	638,954	673,797
Securitized accounts receivable—restricted for securitization investors	614,000	675,000
Prepaid expenses and other current assets	68,661	74,889
Deferred income taxes	8,913	101,451

Total current assets	1,945,172	2,137,350

Property and equipment	163,569	135,062
Less accumulated depreciation and amortization	(82,809)	(61,499)

Net property and equipment	80,760	73,563
Goodwill	3,546,034	3,713,182
Other intangibles, net	2,183,595	2,386,242
Equity method investment	76,568	141,933
Other assets	59,739	72,431

Total assets	$7,891,868	$8,524,701

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$669,528	$716,676
Accrued expenses	150,677	178,375
Customer deposits	507,233	492,257
Securitization facility	614,000	675,000
Current portion of notes payable and lines of credit	261,647	749,764
Other current liabilities	44,936	84,546

Total current liabilities	2,248,021	2,896,618

Notes payable and other obligations, less current portion	2,061,415	2,168,953
Deferred income taxes	713,428	799,939
Other noncurrent liabilities	38,957	40,629

Total noncurrent liabilities	2,813,800	3,009,521

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 120,539,041 shares issued and 92,376,334 shares outstanding at December 31, 2015; and 119,771,155 shares issued and 91,662,043 shares outstanding at December 31, 2014	121	120
Additional paid-in capital	1,988,917	1,852,442
Retained earnings	1,766,336	1,403,905
Accumulated other comprehensive loss	(570,811)	(291,508)
Less treasury stock (28,162,706 shares at December 31, 2015; and 28,109,112 shares at December 31, 2014)	(354,516)	(346,397)

Total stockholders’ equity	2,830,047	2,618,562

Total liabilities and stockholders’ equity	$7,891,868	$8,524,701

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues, net	$1,702,865	$1,199,390	$895,171
Expenses:
Merchant commissions	108,257	96,254	68,143
Processing	331,073	173,337	134,030
Selling	109,075	75,527	57,346
General and administrative	297,715	205,963	142,283
Depreciation and amortization	193,453	112,361	72,737
Other operating, net	(4,242)	(29,501)	—

Operating income	667,534	565,449	420,632

Equity method investment loss	57,668	8,586	—
Other expense (income), net	2,523	(700)	602
Interest expense, net	71,339	28,856	16,461
Loss on early extinguishment of debt	—	15,764	—

Total other expense	131,530	52,506	17,063

Income before income taxes	536,004	512,943	403,569
Provision for income taxes	173,573	144,236	119,068

Net income	$362,431	$368,707	$284,501

Earnings per share:
Basic earnings per share	$3.94	$4.37	$3.48

Diluted earnings per share	$3.85	$4.24	$3.36

Weighted average shares outstanding:
Basic weighted average shares outstanding	92,023	84,317	81,793

Diluted weighted average shares outstanding	94,139	86,982	84,655

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$362,431	$368,707	$284,501
Other comprehensive loss:
Foreign currency translation loss, net of tax	(279,303)	(223,691)	(64,471)

Total other comprehensive loss	(279,303)	(223,691)	(64,471)

Total comprehensive income	$83,128	$145,016	$220,030

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2012	$116	$542,018	$750,697	$(3,346)	$(375,663)	$913,822
Net income	—	—	284,501	—	—	284,501
Other comprehensive loss, net of tax of $186	—	—	—	(64,471)	—	(64,471)
Issuance of common stock	1	89,649	—	—	—	89,650

Balance at December 31, 2013	117	631,667	1,035,198	(67,817)	(375,663)	1,223,502
Net income	—	—	368,707	—	—	368,707
Other comprehensive loss, net of tax of $4	—	—	—	(223,691)	—	(223,691)
Issuance of treasury stock	—	1,096,698	—	—	29,266	1,125,964
Issuance of common stock	3	124,077	—	—	—	124,080

Balance at December 31, 2014	120	1,852,442	1,403,905	(291,508)	(346,397)	2,618,562
Net income	—	—	362,431	—	—	362,431
Other comprehensive loss, net of tax of $0	—	—	—	(279,303)	—	(279,303)
Issuance of treasury stock	—	—	—	—	(8,119)	(8,119)
Issuance of common stock	1	136,475	—	—	—	136,476

Balance at December 31, 2015	$121	$1,988,917	$1,766,336	$(570,811)	$(354,516)	$2,830,047

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$362,431	$368,707	$284,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,462	21,097	16,885
Stock-based compensation	90,122	37,649	26,676
Provision for losses on accounts receivable	24,629	24,412	18,867
Amortization of deferred financing costs and discounts	7,049	2,796	3,276
Loss on extinguishment of debt	—	15,764	—
Amortization of intangible assets	159,740	86,149	49,313
Amortization of premium on receivables	3,250	3,259	3,263
Deferred income taxes	30,626	41,716	(5,453)
Equity method investment loss	57,668	8,586	—
Other non-cash operating expenses	(4,242)	(27,501)	—
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(35,676)	6,625	5,430
Accounts receivable	40,017	246,465	(45,005)
Prepaid expenses and other current assets	(12,564)	2,820	(74)
Other assets	(2,524)	12,455	38,906
Excess tax benefits related to stock-based compensation	(26,427)	(56,790)	(32,535)
Accounts payable, accrued expenses and customer deposits	30,023	(185,875)	11,635

Net cash provided by operating activities	754,584	608,334	375,685

Investing activities
Acquisitions, net of cash acquired	(57,539)	(2,567,017)[1]	(728,343)
Purchases of property and equipment	(41,875)	(27,070)	(20,785)

Net cash used in investing activities	(99,414)	(2,594,087)	(749,128)

Financing activities
Excess tax benefits related to stock-based compensation	26,427	56,790	32,535
Proceeds from issuance of common stock	19,926	29,641	30,438
Borrowings on securitization facility, net	(61,000)	326,000	51,000
Deferred financing costs paid	—	(43,943)	(1,970)
Proceeds from notes payable	—	2,320,000	—
Principal payments on notes payable	(103,500)	(546,875)	(28,125)
Borrowings from revolver —A Facility	—	807,330	783,663
Payments on revolver —A Facility	(486,818)	(783,600)	(261,516)
Borrowings from foreign revolver —B Facility	—	—	16,715
Payments on foreign revolver —B Facility	—	(7,337)	(8,552)
Payments on acquired debt	—	—	(164,083)
Borrowings from swing line of credit, net	(546)	4,990	—
Payment of contingent consideration	(42,177)	—	—
Other	(377)	(731)	(14,380)

Net cash (used in) provided by financing activities	(648,065)	2,162,265	435,725

Effect of foreign currency exchange rates on cash	(37,022)	(37,548)	(7,826)

Net (decrease) increase in cash	(29,917)	138,964	54,456
Cash and cash equivalents, beginning of year	477,069	338,105	283,649

Cash and cash equivalents, end of year	$447,152	$477,069	$338,105

Supplemental cash flow information
Cash paid for interest	$72,537	$29,098	$25,886

Cash paid for income taxes	$83,380	$79,124	$99,308

[1]	Amounts reported in acquisitions and investment, net of cash acquired, includes debt assumed and immediately repaid in acquisitions.

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2015

1. Description of Business

FleetCor Technologies, Inc. and its subsidiaries (the Company) is a leading independent global provider of fuel cards, commercial payment and data solutions, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, Latin America, Europe, Australia and New Zealand. The Company’s payment programs enable its customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. The Company also provides a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments.

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

The Company’s reportable segments, North America and International, reflect the Company’s global organization. In North America, the Company sells a fuel card product, commercial payment and data solutions, lodging and transportation management services, gift card and stored value solutions, as well as a fleet telematics offering. In its International segment, the Company provides fuel card and related fuel services, work force payment and vehicle maintenance management solutions.

2. Summary of Significant Accounting Policies

Revenue Recognition and Presentation

Revenue is derived from the Company’s merchant and network relationships as well as from customers and partners. The Company recognizes revenue on fees generated through services to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and records revenue net of the wholesale cost of the underlying products and services based on the following: (i) the Company is not the primary obligor in the arrangement and is not responsible for fulfillment and the acceptability of the product; (ii) the Company has no inventory risk, does not bear the risk of product loss and does not make any changes to the product or have any involvement in the product specifications; (iii) the Company does not have significant latitude with respect to establishing the price for the product (predominantly fuel); and (iv) the amount the Company earns for services is fixed, within a limited range.

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

The Company also derives revenue from customers and partners from a variety of program fees including transaction fees, card fees, network fees, report fees and other transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. Such services are provided through proprietary networks or through the use of third-party networks. Transaction fees and other transaction-based fees generated from the Company’s proprietary networks and third-party networks are recognized at the time the transaction is captured. Card fees, network fees and program fees are recognized as the Company fulfills its contractual service obligations. In addition, the Company recognizes revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada. Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company ceases billing and accruing for late fees and finance charges approximately 30-40 days after the customer’s balance becomes delinquent.

The Company also charges its customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. The Company recognizes fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized from the processing arrangements with merchants when persuasive evidence of an arrangement exists, the services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. The Company has recorded $84.1 million, $13.2 million and $7.1 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income for the year ended December 31, 2015, 2014 and 2013, respectively.

The Company delivers both stored value cards and card-based services primarily in the form of gift cards. For multiple-deliverable customer contracts, stored value cards and card-based services are separated into two units of accounting. Stored valued cards are generally recognized upon shipment to the customer. Card-based services are recognized when the card services are rendered.

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

The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2015 and 2014 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle. Fiscal year 2013 included 53 weeks for business reporting using a 4-4-5 accounting cycle.

Credit Risk and Reserve for Losses on Receivables

The Company controls credit risk by performing periodic credit evaluations of its customers. Payments from customers are generally due within 14 days of billing. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible once they age past 90 days and are deemed uncollectible from the customer. The Company also provides an allowance for receivables aged less than 90 days that it expects will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2015 and 2014, approximately 98% of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.

Business Combinations

Business combinations completed by the Company have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in the Company’s results of operations beginning from the completion date of the applicable transaction.

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

Impairment of Long-Lived Assets, Goodwill, Intangibles and Equity Method Investment

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

The Company completed step 1 of the goodwill impairment testing for reporting units for which the qualitative assessment was not performed. In this first step, the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

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

Based on the goodwill asset impairment analysis performed quantitatively and qualitatively on October 1, 2015, the Company determined that the fair value of each of our reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company regularly evaluates the carrying value of its equity method investment, which is not carried at fair value, for other-than-temporary impairment. The Company estimates the fair value of its equity method investment using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The Company discounts the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of our equity method investment in developing the valuation estimate. During the fourth quarter of 2015, the Company determined that the performance improvement initiatives in its equity method investment in Masternaut will take longer to implement than originally projected. As a result, the Company has recorded a $40 million non-cash impairment charge in its equity method investment.

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

The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $23.4 million, $17.7 million and $12.8 million in 2015, 2014 and 2013, respectively. Amortization expense for software totaled $11.6 million, $9.2 million and $7.3 million in 2015, 2014 and 2013, respectively.

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

Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $2.4 million and $0.4 million for the years ended December 31, 2015 and 2013, respectively, and a gain of $1.4 million for the year ended December 31, 2014, which are recorded within other income, net in the Consolidated Statements of Income.

Stock-Based Compensation

The Company accounts for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.

Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one year. The fair value of restricted stock where the shares vest based on the passage of time or performance is based on the grant date fair value of the Company’s stock. The fair value of restricted stock shares based on market conditions is estimated using the Monte Carlo option pricing model. The risk-free interest rate and volatility assumptions used within the Monte Carlo option pricing model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.

For performance-based restricted stock awards and performance based stock option awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.

Deferred Financing Costs/Debt Discounts

Costs incurred to obtain financing, net of accumulated amortization, are amortized over the term of the related debt, using the effective interest method and are included within interest expense. In November 2014, the Company expensed $15.8 million and capitalized $9.2 million of debt issuance costs associated with the refinancing of its Credit Facility. At December 31, 2015 and 2014, the Company had net deferred financing costs of $18.1 million and $23.2 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.

Accounts Receivable

The Company maintains a $950 million revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FleetCor Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $950 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.

The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of financing to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.

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

The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2015	2014
Gross domestic accounts receivables	$338,275	$330,466
Gross domestic securitized accounts receivable	614,000	675,000
Gross foreign receivables	322,582	367,173

Total gross receivables	1,274,857	1,372,639
Less allowance for doubtful accounts	(21,903)	(23,842)

Net accounts and securitized accounts receivable	$1,252,954	$1,348,797

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2015	2014	2013
Allowance for doubtful accounts beginning of year	$23,842	$22,416	$19,463
Provision for bad debts	24,629	24,412	18,867
Write-offs	(26,568)	(22,986)	(15,914)

Allowance for doubtful accounts end of year	$21,903	$23,842	$22,416

Foreign receivables are not included in the Company’s receivable securitization program. At December 31, 2015 and 2014, there was $614 million and $675 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $19.9 million, $14.4 million and $12.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average of common stock and non-vested, non-forfeitable restricted shares outstanding, unadjusted for dilution, and net income attributable to common shareholders.

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

Simplification of Business Combination Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments”, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The Company adopted this new guidance during the third quarter of 2015. The adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows. Furthermore, measurement period adjustments recorded in the year ended December 31, 2015 did not have a material impact on our consolidated statements of income.

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

Revenue Recognition

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. This ASU is effective for the Company for reporting periods beginning after December 15, 2017, but permits companies the option to adopt as of the original effective date. The Company is currently evaluating the impact of the provisions of ASC 606. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company anticipates selecting the modified retrospective method during transition and is currently evaluating the impact on the results of operations, financial condition, or cash flows.

Simplification of Guidance on Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This ASU is effective for us for fiscal years ending after December 15, 2015 and interim periods. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which is effective immediately. This SEC staff clarified that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. The adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.

Simplification of Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.

Revision of Previously Issued Financial Statements

During the fourth quarter ended December 31, 2015, the Company identified a misstatement related to the identification of the functional currency and subsequent translation into U.S. dollars of certain of our acquired goodwill, other intangibles, net and related deferred tax liabilities. The Company has revised previously reported balances within our Consolidated Balance Sheets as of December 31, 2014, the Consolidated Statements of Comprehensive Income, and the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013, for the translation of these balances using the correct functional currencies. This revision had no effect on our Consolidated Statements of Income or Consolidated Statements of Cash Flows. The Company does not believe this revision was material to any prior period financial statement.

The following table presents the impact of the revisions on our previously issued Consolidated Balance Sheet (in thousands):

	As Reported at December 31, 2014	Adjustment	As Revised at December 31, 2014
Goodwill	$3,811,862	$(98,680)	$3,713,182
Other intangibles, net	2,437,367	(51,125)	2,386,242
Deferred income taxes	815,169	(15,230)	799,939
Accumulated other comprehensive loss	(156,933)	(134,575)	(291,508)

The following table presents the impact of the revisions on our previously issued Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013 (in thousands):

	As Reported December 31, 2014	Adjustment	As Revised December 31, 2014	As Reported December 31, 2013	Adjustment	As Revised December 31, 2013
Other comprehensive loss	$(109,507)	$(114,184)	$(223,691)	$(44,080)	$(20,391)	$(64,471)
Total comprehensive income (loss)	259,200	(114,184)	145,016	240,421	(20,391)	220,030

During the fourth quarter ended December 31, 2015, we identified a misstatement in the presentation of adjustments to reconcile net income to net cash provided by operating activities related to deferred income taxes and accounts payable, accrued expenses and customer deposits. As such, the Company has revised previously reported balances within our Consolidated Statements of Cash Flows for the year ended December 31, 2014. This revision had no effect on our cash flows from operating activities within the Consolidated Statements of Cash Flows, Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Stockholders’ Equity. The Company does not believe this revision was material to any prior period financial statement.

The following table presents the impact of the revisions on our previously issued Consolidated Cash Flows for the year ended December 31, 2014 (in thousands):

	As Reported at December 31, 2014	Adjustment	As Revised at December 31, 2014
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(41,716)	$83,432	$41,716
Accounts payable, accrued expenses and customer deposits	(102,443)	(83,432)	(185,875)

Net impact on cash provided by operating activities	$(144,159)	$—	$(144,159)

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2015 and 2014, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Repurchase agreements	$144,082	$—	$144,082	$—
Money market	55,062	—	55,062	—
Certificates of deposit	9,373	—	9,373	—

Total cash equivalents	$208,517	$—	$208,517	$—

December 31, 2014
Assets:
Repurchase agreements	$196,616	$—	$196,616	$—
Money market	50,000	—	50,000	—
Certificates of deposit	3,570	—	3,570	—

Total cash equivalents	$250,186	$—	$250,186	$—

Liabilities:
Acquisition related contingent consideration	$43,486	$—	$—	$43,486

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

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of each quarter. There were no transfers between fair value levels during 2015 and 2014.

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

The Company regularly evaluates the carrying value of its equity method investment and during the fourth quarter of 2015, the Company determined that the fair value of its 44% investment in Masternaut had declined as a result of the performance improvement initiatives taking longer than projected to implement. As a result, the Company determined that the carrying value of its investment exceeded its fair value and concluded that this decline in value was other than temporary. The Company recorded a $40 million non-cash impairment charge, which is included in the equity method investment loss in the accompanying Consolidated Statement of Income.

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

4. Common Stock

On November 14, 2014, the Company acquired all of Comdata’s outstanding shares for a total payment of $3.4 billion, net of cash acquired, which included cash consideration of $2.4 billion and the issuance of 7,625,380 shares of the Company’s common stock from treasury shares to the former shareholders of Comdata.

On February 4, 2016, the Company’s Board of Directors approved a stock repurchase program under which the Company may begin purchasing up to $500 million of its common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as management deems appropriate. The timing and amount of stock repurchase, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. The repurchases are expected to be funded by available cash flow from the business and working capital.

5. Stock Based Compensation

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares for the years ended December 31, 2015, 2014 and 2013, respectively. On May 13, 2013, the Company’s stockholders authorized an increase of 6,500,000 shares of common stock available for grant pursuant to the 2010 Equity Compensation Plan. Giving effect to this increase, there were 4,685,531 additional shares remaining available for grant under the Plans at December 31, 2015.

The table below summarizes the expense recognized related to share-based payments recognized for the years ended December 31 (in thousands):

	2015	2014	2013
Stock options	$44,260	$13,267	$11,677
Restricted stock	45,862	24,382	14,999

Stock-based compensation	$90,122	$37,649	$26,676

The tax benefits recorded on stock based compensation were $35.7 million, $13.0 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2015 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$44,643	0.89
Restricted stock	7,213	1.24

Total	$51,856

Stock Options

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6,565	$22.17	2,666	$14.71		$206,636
Granted	307	80.77			$23.00
Exercised	(1,425)	21.13				136,807
Forfeited	(116)	28.68

Outstanding at December 31, 2013	5,331	25.68	2,589	16.57		487,673
Granted	1,544	135.16			42.77
Exercised	(1,429)	20.75				182,904
Forfeited	(315)	41.72

Outstanding at December 31, 2014	5,131	58.71	2,370	21.75		461,770
Granted	654	154.56			$35.32
Exercised	(586)	33.97				63,863

Forfeited	(196)	95.16

Outstanding at December 31, 2015	5,003	$72.72	2,545	$26.82		$351,277
Expected to vest at December 31, 2015	5,003	$72.72

The following table summarizes information about stock options outstanding at December 31, 2015 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$10.00 – 27.83	1,938	0.07	1,713
29.99 – 40.65	995	0.50	712
47.63 – 58.02	5	1.07	—
74.99 – 111.09	231	1.72	55
115.45 – 138.47	347	2.52	63
146.36 – 158.24	1,487	2.44	2

	5,003		2,545

The aggregate intrinsic value of stock options exercisable at December 31, 2015 was $295.5 million. The weighted average remaining contractual term of options exercisable at December 31, 2015 was 5.1 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2015	2014	2013
Risk-free interest rate	1.47%	1.24%	0.76%
Dividend yield	—	—	—
Expected volatility	27.77%	34.61%	34.95%
Expected life (in years)	4.46	3.90	4.00

The weighted-average remaining contractual life for options outstanding was 6.7 and 6.9 years at December 31, 2015 and 2014, respectively.

Restricted Stock

The fair value of restricted stock shares granted based on market conditions was estimated using the Monte Carlo option pricing model with the following assumptions during 2013. There were no restricted stock shares granted with performance based conditions or market conditions in 2015 and 2014.

2013
Risk-free interest rate	0.42%
Dividend yield	—
Expected volatility	30.00%
Expected life (in years)	1.75

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	472	$28.98
Granted	358	92.16
Cancelled	(31)	35.42
Issued	(165)	30.93

Outstanding at December 31, 2013	634	67.83
Granted	467	146.12
Cancelled	(76)	31.48
Issued	(309)	74.56

Outstanding at December 31, 2014	716	121.38
Granted	126	151.33
Cancelled	(52)	135.92
Issued	(293)	85.40

Outstanding at December 31, 2015	497	$149.40

6. Acquisitions

2015 Acquisitions

During 2015, the Company completed acquisitions of Shell portfolios related to our fuel card businesses in Europe, as well as a small acquisition internationally, with an aggregate purchase price of $45.7 million, made additional investments of $8.4 million related to its equity method investment at Masternaut Group Holdings Limited (“Masternaut”) and deferred payments of $3.4 million related to acquisitions occurring in prior years. The following table summarizes the preliminary acquisition accounting for the acquisitions completed during 2015 (in thousands):

Trade and other receivables	$462
Prepaid expenses and other	1,093
Property and equipment	203
Goodwill	10,082
Other intangible assets	39,433
Deferred tax liabilities	(2,558)
Liabilities assumed	(3,055)

Aggregate purchase prices	$45,660

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	14-20	$39,433

		$39,433

These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements. The accounting for certain of these acquisitions is preliminary pending completing the valuation of intangible assets, income taxes and evaluation of acquired contingencies.

2014 Acquisitions

During 2014, the Company completed acquisitions with an aggregate purchase price of $3.67 billion, net of cash acquired of $165.8 million.

Equity Method Investment in Masternaut

On April 28, 2014, the Company completed an equity method investment in Masternaut, Europe’s largest provider of telematics solutions to commercial fleets. The Company owns 44% of the outstanding equity of Masternaut. This investment is included in “Equity method investment” in the Company’s consolidated balance sheets.

Comdata

On November 14, 2014, the Company acquired Comdata for $3.4 billion, net of cash acquired. Comdata is a business-to-business provider of innovative electronic payment solutions. As an issuer and a processor, Comdata provides fleet, virtual card and gift card solutions. This acquisition complemented the Company’s current fuel card business in the U.S. and added a new product with the virtual payments business. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and Comdata and assembled workforce. The goodwill acquired with this business is not deductible for tax purposes. FleetCor financed the acquisition with approximately $2.4 billion of new debt and the issuance of approximately 7.6 million shares of FleetCor common stock, including amounts applied at the closing to the repayment of Comdata’s debt. Results from the acquired business have been reported in the Company’s North America segment since the date of acquisition. The following table summarizes the final acquisition accounting for Comdata (in thousands):

Restricted cash	$93,312
Trade and other receivables	638,137
Prepaid expenses and other	15,443
Property and equipment	17,984
Goodwill	2,253,348
Other intangible assets	1,630,700
Notes and other liabilities assumed	(804,032)
Deferred tax liabilities	(423,977)
Other long term liabilities	(6,841)

Aggregate purchase price	$3,414,074

Acquisition accounting adjustments recorded during 2015 at Comdata were not material.

The final estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	19	$1,269,700
Trade names and trademarks—indefinite	N/A	237,100
Software	4 – 7	123,300
Non-competes	3	600

		$1,630,700

Other

During 2014, the Company acquired Pacific Pride, a U.S. fuel card business, and a fuel card business from Shell in Germany. The following table summarizes the final acquisition accounting for these acquisitions during 2014 (in thousands):

Trade and other receivables	$62,604
Prepaid expenses and other	232
Property and equipment	71
Goodwill	30,596
Other intangible assets	47,974
Notes and other liabilities assumed	(66,499)

Aggregate purchase prices	$74,978

Acquisition accounting adjustments recorded during 2015 were not material.

The final estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8	$15,574
Trade names and trademarks—indefinite	N/A	2,900
Franchisee agreements	20	29,500

		$47,974

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

During 2014, the Company recorded adjustments to the estimated fair value of contingent consideration of $28.1 million, based on actual results of the business, which included the impact of an unfavorable tax judgment against VB during the fourth quarter of 2014. Adjustments are recorded within other operating, net within our consolidated statements of income. In February 2015, the Company paid $39.8 million of contingent consideration.

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

CardLink

On April 29, 2013, the Company acquired all of the outstanding stock of CardLink. The consideration for the transaction was paid using the Company’s existing cash and credit facilities. CardLink provides a proprietary fuel card program with acceptance at retail fueling stations across New Zealand. CardLink markets its fuel cards directly to mostly small-to-midsized businesses, and provides processing and outsourcing services to oil companies and other partners. With this transaction, the Company entered into a $12.0 million New Zealand dollar ($9.4 million) revolving line of credit, which will be used to fund the working capital needs of the CardLink business. The purpose of this acquisition was to enter the Australia and New Zealand regions and followed the Company’s recent purchase of GE Capital’s Fleet Card business in Australia. Results from the acquired business have been reported in the Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill related to this acquisition is not deductible for tax purposes.

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

Epyx

On October 1, 2013, the Company acquired all of the outstanding stock of Epyx, a provider to the fleet maintenance, service and repair marketplace in the UK. Epyx provides an internet based system and a network of vehicle repair service garages to fleet operators in the UK. The Epyx service helps its customers better manage their vehicle maintenance, service, and repair needs. The Epyx service automates repair authorization, schedules service appointments, controls costs, and simplifies overall vehicle service administration. Epyx earns transaction fees on each of the millions of service incidents that it supports each year. The purpose of this acquisition was to allow the Company to extend beyond fleet fueling in the UK marketplace to fleet maintenance services, a complementary service to existing fleet customers. Results from the acquired business have been reported in the

Company’s International segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

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

NexTraq

On October 17, 2013, the Company acquired all of the outstanding stock of NexTraq, a U.S. based provider of telematics solutions to small and mid-sized businesses. NexTraq provides fleet operators with an internet based system that enhances workforce productivity through real time vehicle tracking, route optimization, job dispatch, and fuel usage monitoring. The purpose of this acquisition was to provide the Company with a cross marketing opportunity due to the similarity of the commercial fleet customer base. Results from the acquired business have been reported in the Company’s North America segment since the date of acquisition. This business acquisition was not material individually or in the aggregate with other current year acquisitions to the Company’s consolidated financial statements. The goodwill acquired with this business is not deductible for tax purposes.

2013 Totals

The following table summarizes the final allocation of the purchase price for all acquisitions during 2013 (in thousands):

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

In connection with 2013 acquisitions, the Company has uncertain tax positions aggregating $6.9 million and contingent liabilities aggregating $17.3 million. The Company has been indemnified by the respective sellers for a portion of these acquired liabilities. As a result, an indemnification asset of $22.1 million was recorded. The reasonably possible range of acquisition related contingent liabilities that the Company estimates would be incurred is $22.5 million at the low end of the range to $24.2 million at the high end of the range.

7. Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2014(1)	Acquisitions	Purchase Price Adjustments	Foreign Currency	December 31, 2015
Segment
North America	$2,659,417	$—	$(19,008)	$—	$2,640,409
International(1)	1,053,765	10,082	(2,237)	(155,985)	905,625

	$3,713,182	$10,082	$(21,245)	$(155,985)	$3,546,034

	December 31, 2013(1)	Acquisitions	Purchase Price Adjustments	Foreign Currency(1)	December 31, 2014(1)
Segment
North America	$366,594	$2,290,657	$2,166	$—	$2,659,417
International(1)	1,169,078	11,918	(7,361)	(119,870)	1,053,765

	$1,535,672	$2,302,575	$(5,195)	$(119,870)	$3,713,182

(1)	Amounts related to International segment have been adjusted due to revision of financial statements as discussed in the summary of significant accounting policies footnote.

At December 31, 2015 and 2014, approximately $351.0 million and $387.9 million of the Company’s goodwill is deductible for tax purposes, respectively. Purchase price adjustments recorded in 2015 and 2014 are a result of the Company completing its acquisition accounting and working capital adjustment periods for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2015			2014
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts (1)	Accumulated Amortization	Net Carrying Amount (1)
Customer and vendor agreements	18.4	$2,071,928	$(329,664)	$1,742,264	$2,098,341	$(205,365)	$1,892,976
Trade names and trademarks—indefinite lived	N/A	318,048	—	318,048	329,593	—	329,593
Trade names and trademarks—other	14.6	3,067	(2,058)	1,009	3,096	(1,847)	1,249
Software	5.1	170,085	(54,250)	115,835	172,533	(21,511)	151,022
Non-compete agreements	4.9	15,209	(8,770)	6,439	17,681	(6,279)	11,402

Total other intangibles		$2,578,337	$(394,742)	$2,183,595	$2,621,244	$(235,002)	$2,386,242

(1)	Amounts have been adjusted due to revision of financial statements as discussed in the summary of significant accounting policies footnote.

Changes in foreign exchange rates resulted in an $82.0 million decrease to the carrying values of other intangible assets in the year ended December 31, 2015. Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013, was $159.7 million, $86.1 million and $49.3 million, respectively.

The future estimated amortization of intangibles at December 31, 2015 is as follows (in thousands):

2016	$143,979
2017	152,889
2018	149,320
2019	136,571
2020	115,430
Thereafter	1,167,358

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2015	2014
Computer hardware and software	3 to 5	$131,409	$100,383
Card-reading equipment	5	10,887	13,066
Furniture, fixtures, and vehicles	5	10,291	10,319
Buildings and improvements	5 to 7	10,982	11,294

Property, plant and equipment, gross		163,569	135,062
Less: accumulated depreciation		(82,809)	(61,499)

Property, plant and equipment, net		$80,760	$73,563

Depreciation expense related to property and equipment for the years ended December 31, 2015, 2014 and 2013 was $30.5 million, $21.1 million and $16.9 million, respectively. Depreciation expense includes $11.6 million, $9.2 million and $7.3 million, for capitalized computer software costs for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the Company had unamortized computer software costs of $44.9 million and $33.0 million, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2015	2014
Accrued bonuses	$11,995	$7,677
Accrued interest	433	3,558
Accrued payroll and severance	6,479	19,958
Accrued taxes	5,977	28,974
Accrued commissions/rebates	49,157	40,991
Other	76,636	77,217

	$150,677	$178,375

10. Debt

The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2015	2014
Term notes payable—domestic(a), net of discounts	$2,159,438	$2,261,005
Revolving line of credit A Facility—domestic(a)	160,000	595,000
Revolving line of credit A Facility—foreign(a)	—	53,204
Other debt(c)	3,624	9,508

Total notes payable and other obligations	2,323,062	2,918,717
Securitization Facility(b)	614,000	675,000

Total notes payable, credit agreements and Securitization Facility	$2,937,062	$3,593,717

Current portion	$875,647	$1,424,764
Long-term portion	2,061,415	2,168,953

Total notes payable, credit agreements and Securitization Facility	$2,937,062	$3,593,717

(a)

On October 24, 2014, the Company entered into a $3.355 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. Interest on amounts outstanding under the Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. Interest on the term loan B facility accrues based on the Eurocurrency Rate or the Base Rate, as described above, except that the applicable margin is fixed at 3% for Eurocurrency Loans and at 2% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2015, the interest rate on the term loan A was 1.92%, the interest rate on the domestic revolving A facility was 1.83% and the interest rate on the term loan B facility was 3.75%. The unused credit facility was 0.30% for all facilities at December 31, 2015. The stated maturity dates for the term loan A, revolving loans, and letters of credit under the Credit Agreement is November 14, 2019 and

November 14, 2021 for the term loan B. The term loans are payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made. There were no borrowings outstanding at December 31, 2015 on the foreign revolving A facility, the foreign revolving B facility or the U.S. or foreign swing line of credit. On November 14, 2014 in order to finance a portion of the Comdata acquisition and to refinance the Company’s Existing Credit Agreement, the Company made initial borrowings under the Credit Agreement. The Company has unamortized debt discounts of $5.9 million related to the term A facility and $1.2 million related to the term B facility at December 31, 2015. The effective interest rate incurred on term loans was 2.04% and 2.78% during 2015 and 2014, respectively, related to the discount on debt.

Principal payments of $103.5 million were made on the term loans during 2015.

(b)	The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated for the fifth time on November 14, 2014 in connection with the Comdata acquisition to increase the commitments from $500 million to $1.2 billion, to extend the term of the facility to November 14, 2017, to add financial covenants and to add additional purchasers to the facility. On November 5, 2015, the first amendment to the fifth amended and restated receivables purchase agreement was entered into which allowed the Company to enter into a new contract with BP and modified the eligible receivables definition and on December 1, 2015, the second amendment to the fifth amended and restated receivables purchase agreement was entered into which reduced the commitments from $1.2 billion to $950 million. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.43% plus 0.90% and 0.18% plus 0.90% as of December 31, 2015 and 2014, respectively. The unused facility fee is payable at a rate of 0.40% as of December 31, 2015 and 2014. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things. (c) Other debt includes other deferred liabilities associated with certain of our businesses and is recorded within notes payable and other obligations, less current portion in the consolidated Balance Sheets.
(c)	Other debt includes the long term portion of contingent consideration and deferred payments associated with certain of our businesses.

The Company was in compliance with all financial and non-financial covenants at December 31, 2015.

The contractual maturities of the Company’s notes payable and other obligations at December 31, 2015 are as follows (in thousands):

2016	$261,647
2017	104,958
2018	203,127
2019	1,516,210
2020	1,676
Thereafter	235,444

11. Income Taxes

Income before the provision for income taxes is attributable to the following jurisdictions (in thousands) for years ended December 31:

	2015	2014	2013
United States	$304,743	$233,933	$205,033
Foreign	231,261	279,010	198,536

Total	$536,004	$512,943	$403,569

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$82,926	$39,168	$72,909
State	8,051	8,208	7,369
Foreign	51,970	55,144	46,026

Total current	142,947	102,520	126,304
Deferred:
Federal	36,723	41,814	(1,287)
State	1,525	(596)	130
Foreign	(7,622)	498	(6,079)

Total deferred	30,626	41,716	(7,236)

Total provision	$173,573	$144,236	$119,068

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the years ended December 31 due to the following (in thousands):

	2015		2014		2013
Computed “expected” tax expense	$187,601	35.0%	$179,530	35.0%	$141,249	35.0%
Changes resulting from:
Change in valuation allowance	20,243	3.8	(53)	—	(222)	—
Foreign income tax differential	(23,718)	(4.4)	(24,972)	(4.9)	(16,021)	(4.0)
State taxes net of federal benefits	6,711	1.2	4,492	0.9	4,744	1.2
Foreign-sourced nontaxable income	(10,573)	(2.0)	(8,128)	(1.6)	(11,967)	(3.0)
IRC Section 199 deduction	(10,221)	(1.9)	—	—	—	—
Other	3,530	0.7	(6,633)	(1.3)	1,285	0.3

Provision for income taxes	$173,573	32.4%	$144,236	28.1%	$119,068	29.5%

The Company recorded tax adjustments related to U.S. planning initiatives that were implemented during the third quarter of 2015. The impact of those adjustments, which involved amending tax returns for several prior years, was a decrease of tax expense of approximately $7.9 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$6,277	$7,434
Accrued expenses not currently deductible for tax	5,797	5,610
Stock based compensation	35,066	16,405
Income tax credits	3,830	3,830
Net operating loss carry forwards	39,970	127,487
Equity investment	38,760	3,262
Accrued escheat	13,497	12,058
Fixed assets, intangibles and other	14,191	12,868

Deferred tax assets before valuation allowance	157,388	188,954
Valuation allowance	(62,605)	(27,082)

Deferred tax assets, net	94,783	161,872

Deferred tax liabilities:
Intangibles—including goodwill(1)	(732,017)	(818,680)
Basis difference in investment in foreign subsidiaries	(47,737)	(23,128)
Property and equipment, principally due to differences between book and tax depreciation, and other	(19,544)	(18,552)

Deferred tax liabilities(1)	(799,298)	(860,360)

Net deferred tax liabilities(1)	$(704,515)	$(698,488)

(1)	Deferred tax liabilities related to intangibles—including goodwill at December 31, 2014 have been adjusted due to revision of financial statements as discussed in the summary of significant accounting policies footnote.

The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2015	2014
Current deferred tax assets and liabilities:
Current deferred tax assets	$9,585	$101,451
Current deferred tax liabilities	(672)	—

Net current deferred taxes	8,913	101,451

Long term deferred tax assets and liabilities:
Long term deferred tax assets	1,639	60,421
Long term deferred tax liabilities(1)	(715,067)	(860,360)

Net long term deferred taxes(1)	(713,428)	(799,939)

Net deferred tax liabilities(1)	$(704,515)	$(698,488)

(1)	Long term deferred tax liabilities at December 31, 2014 have been adjusted due to revision of financial statements as discussed in the summary of significant accounting policies footnote.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of certain stock options. To the extent realized tax deductions for options exceed the amount previously recognized as deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $26.4 million, $56.8 million and $32.5 million in the years ended 2015, 2014 and 2013, respectively.

At December 31, 2015, U.S. taxes were not provided on earnings of the Company’s foreign subsidiaries. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. If in the future these earnings are repatriated to the U.S, or if the Company determines that the earnings will be remitted in the foreseeable future, an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $1,097.1 million at December 31, 2015. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

The valuation allowance for deferred tax assets at December 31, 2015 and 2014 was $62.6 million and $27.1 million, respectively. The valuation allowance relates to foreign and state net operating loss carry forwards, basis differences related to an equity method investment and foreign tax credit carry forwards. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $35.5 million and $25.6 million, respectively. The increase in 2015 was primarily due to changes in our deferred tax asset related to basis differences in an equity method investment. The increase in 2014 was primarily due to the state net operating loss carry forwards and foreign tax credit carry forwards acquired with Comdata in 2014.

As of December 31, 2015, the Company had a net operating loss carryforward for state income tax purposes of approximately $776.6 million that is available to offset future state taxable income through 2027. Additionally, the Company had $11.8 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years.

The Company recognizes interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which the Company believes it will ultimately prevail) within the provision for income taxes on continuing operations in the consolidated financial statements. During 2015 and 2014, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $5.4 million and $7.4 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2012	$7,077
Additions based on tax provisions related to the current year	1,337
Additions based on tax provisions related to the prior year	15,249
Deductions based on settlement/expiration of prior year tax positions	(2,062)

Unrecognized tax benefits at December 31, 2013	21,601
Additions based on tax provisions related to the current year	1,676
Deductions based on settlement/expiration of prior year tax positions	(4,636)

Unrecognized tax benefits at December 31, 2014	$18,641
Additions based on tax provisions related to the current year	9,079
Additions based on tax provisions related to the prior year	477
Deductions based on settlement/expiration of prior year tax positions	(6,363)

Unrecognized tax benefits at December 31, 2015	$21,834

As of December 31, 2015, the Company had total unrecognized tax benefits of $21.8 million of which $15.0 million, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2012. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2013. The statute of limitations has expired for years prior to 2012 for the Company’s Czech Republic income tax returns, 2012 for the Company’s Russian income tax returns, 2010 for the Company’s Mexican income tax returns, 2010 for the Company’s Brazilian income tax returns, 2010 for the Company’s Luxembourg income tax returns, 2011 for the Company’s New Zealand income tax returns, and 2013 for the Company’s Australian income tax returns.

12. Leases

The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2016	$12,694
2017	10,891
2018	9,313
2019	6,437
2020	4,930
Thereafter	23,329

Rent expense for noncancelable operating leases approximated $14.1million, $12.5 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.

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

14. Earnings Per Share

The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2015	2014	2013
Net income	$362,431	$368,707	$284,501

Denominator for basic earnings per share	92,023	84,317	81,793
Dilutive securities	2,116	2,665	2,862

Denominator for diluted earnings per share	94,139	86,982	84,655

Basic earnings per share	$3.94	$4.37	$3.48
Diluted earnings per share	3.85	4.24	3.36

Diluted earnings per share for the year ended December 31, 2015 excludes the effect of 1.4 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for 2014 and 2013. Diluted earnings per share also excludes the effect of 0.2 million, 0.5 million and 0.3 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2015	2014	2013
Revenues, net:
North America	$1,231,957	$668,328	$460,705
International	470,908	531,062	434,466

	$1,702,865	$1,199,390	$895,171

Operating income:
North America	$442,052	$287,303	$220,526
International	225,482	278,146	200,106

	$667,534	$565,449	$420,632

Depreciation and amortization:
North America	$127,863	$39,275	$22,267
International	65,590	73,086	50,470

	$193,453	$112,361	$72,737

Capital expenditures:
North America	$19,883	$9,407	$6,132
International	21,992	17,663	14,653

	$41,875	$27,070	$20,785

Long-lived assets (excluding goodwill):
North America	$1,721,153	$1,833,311	$173,608
International(1)	602,941	698,925	845,925

	$2,324,094	$2,532,236	$1,019,533

(1)	Amounts at December 31, 2014 and 2013, respectively, have been adjusted due to revision of financial statements as discussed in the summary of significant accounting policies footnote.

The Company attributes revenues, net from external customers to individual countries based upon the country in which the related services were rendered. The table below presents certain financial information related to the Company’s significant operations as of and for the years ended December 31 (in thousands):

	2015	2014	2013
Revenues, net:
United States (country of domicile)	$1,231,641	$667,878	$460,111
United Kingdom	248,598	262,613	198,762

	2015	2014
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,721,055	$1,833,311
United Kingdom(1)	332,788	332,362
Brazil(1)	146,596	211,340

(1)	Amounts at December 31, 2014, have been adjusted due to revision of financial statements as discussed in the summary of significant accounting policies footnote.

No single customer represented more than 10% of the Company’s consolidated revenue in 2015, 2014 and 2013.

16. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2015	First	Second	Third	Fourth
Revenues, net	$416,166	$404,605	$451,493	$430,601
Operating income	163,774	169,151	188,460	146,149
Net income	94,153	98,678	116,770	52,830
Earnings per share:
Basic earnings per share	$1.03	$1.07	$1.27	$0.57
Diluted earnings per share	1.00	1.05	1.24	0.56
Weighted average shares outstanding:
Basic weighted average shares outstanding	91,750	91,904	92,110	92,321
Diluted weighted average shares outstanding	93,934	94,050	94,157	94,350

Fiscal Quarters Year Ended December 31, 2014	First	Second	Third	Fourth
Revenues, net	$253,908	$273,502	$295,283	$376,697
Operating income	114,136	134,484	144,207	172,622
Net income	75,109	88,549	95,509	109,540
Earnings per share:
Basic earnings per share	$0.91	$1.07	$1.14	$1.25
Diluted earnings per share	0.88	1.03	1.11	1.21
Weighted average shares outstanding:
Basic weighted average shares outstanding	82,737	82,996	83,611	87,877
Diluted weighted average shares outstanding	85,695	85,817	86,134	90,240

The sum of the quarterly earnings per common share amounts for 2015 and 2014 may not equal the earnings per common share for the 2015 and 2014 due to rounding.

The fourth quarter of 2015 includes unusual unfavorable items totaling $74.4 million. This represents a $40.0 million non-cash impairment charge related to the Company’s minority investment in Masternaut and a $34.4 million increase in non-cash stock based compensation expense.

The fourth quarter of 2014 includes unusual favorable items totaling $29.5 million. This represents a $28.1 million favorable impact of fair value adjustments recorded related to contingent consideration arrangements for the Company’s acquisition of VB in Brazil and the net favorable impact of $1.4 million from the reversal of other various contingent liabilities related to the Company’s acquisitions of DB and VB in Brazil. The fourth quarter of 2014 also includes a $15.8 million loss on extinguishment of debt related to the Company’s write-off of debt issuance costs associated with the refinancing of the Existing Credit Facility and entry into the New Credit Agreement, along with the Company’s acquisition of Comdata in November 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2015, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 8, 2016 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit no.

2.1	Stock Purchase Agreement, dated as of April 1, 2009, among FleetCor Technologies Operating Company, LLC, CLC Group, Inc., and the entities and individuals identified on the signature pages thereto (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

2.2	Share Purchase Agreement among Arval UK Group Limited, FleetCor UK Acquisition Limited and FleetCor Technologies, Inc. (incorporated by reference to exhibit No. 2.1 to the registrant’s Form 8-K, filed with the SEC on December 13, 2011)

2.3	Agreement and Plan of Merger, dated August 12, 2014, by and among Comdata Inc., Ceridian LLC, FleetCor Technologies, Inc. and FCHC Project, Inc. (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 10-Q, filed with the SEC with the SEC on November 10, 2014)

2.4	Amendment to Agreement and Plan of Merger, dated November 10, 2014, by and among Comdata Inc., Ceridian LLC, FleetCor Technologies, Inc. and FCHC Project, Inc. (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 8-K, filed with the SEC on November 17, 2014)

3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with SEC on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

Exhibit no.

10.1*	Form of Indemnity Agreement entered into between FleetCor and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on June 29, 2010)

10.2*	FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.3*	First Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.4*	Second Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.5*	Third Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.6*	Fourth Amendment to FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.7*	Form of Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.8*	Form of Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.9*	Form of Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.10*	Form of FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.11*	FleetCor Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.12*	Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.13*	Offer Letter, dated September 20, 2002, between FleetCor Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

Exhibit no.

10.14*	Offer Letter, dated March 17, 2009, between FleetCor Technologies, Inc. and Todd W. House (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.15*	Service Agreement, dated July 9, 2007, between FleetCor Technologies, Inc. and Andrew R. Blazye (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.16	Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FleetCor Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.17	First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, filed with the SEC with the SEC on March 25, 2011)

10.18	Form of Indemnity Agreement to be entered into between FleetCor and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 29, 2010).

10.19	Form of Director Restricted Stock Grant Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010).

10.20*	Form of Employee Performance Share Restricted Stock Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010).

10.21*	Form of Employee Incentive Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on November 30, 2010).

10.22*	Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010).

10.23	Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FleetCor Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010).

10.24*	Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FleetCor Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010).

10.25	Arrangement Agreement Among FleetCor Luxembourg Holdings2 S.À.R.L, FleetCor Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012)

Exhibit no.

10.26	Repurchase Agreement, dated November 26, 2012, among the Company and the Repurchase Stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 27, 2012)

10.27*	FleetCor Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective May 30, 2013 (incorporated by reference from Appendix A to the Proxy Statement, filed with the SEC on April 24, 2013)

10.28	FleetCor Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the Registrant’s Proxy Statement, filed with the SEC on April 18, 2014)

10.29	Credit Agreement, dated October 24, 2014, among FleetCor Technologies Operating Company, LLC, as Borrower, FleetCor Technologies, Inc., as Parent, FleetCor Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 10, 2014)

10.30	Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FleetCor Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 17, 2014)

10.31	Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FleetCor Technologies, Inc. and FleetCor Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.32	Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FleetCor Funding LLC (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.33	Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.34	Investor Rights Agreement, dated November 14, 2014, between FleetCor Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.35*	Offer Letter, dated June 19, 2013, between FleetCor Technologies, Inc. and John A. Reed (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q, filed with the SEC on March 12, 2014)

10.36*	Offer Letter, dated July 29, 2014, between FleetCor Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on May 11, 2015)

10.37	First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on November 9, 2015)

Exhibit no.

10.38*	Employee agreement on confidentiality, work product, non-competition, and non-solicitation

10.39	Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties

11.1	Statement of Computation of Share Earnings (See Note 14)

21.1	List of subsidiaries of FleetCor Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

*	Identifies management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 29, 2016.

FleetCor Technologies, Inc.

By:	/S/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/S/ RONALD F. CLARKE Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ ERIC R. DEY Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL BUCKMAN Michael Buckman	Director

/s/ JOSEPH W. FARRELLY Joseph W. Farrelly	Director

/s/ THOMAS M. HAGERTY Thomas M. Hagerty	Director

/s/ MARK A. JOHNSON Mark A. Johnson	Director

/s/ RICHARD MACCHIA Richard Macchia	Director

/s/ JEFFREY S. SLOAN Jeffrey S. Sloan	Director

/s/ STEVEN T. STULL Steven T. Stull	Director