Form 10-Q
period 2016-03-31
FLEETCOR TECHNOLOGIES INC
filed 2016-05-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35004
 __________________________________________________________
FleetCor Technologies, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware	72-1074903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Triangle Parkway, Norcross, Georgia	30,092
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 449-0479
 __________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2016
Common Stock, $0.001 par value	92,551,028

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Period Ended March 31, 2016

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FleetCor Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$399,318	$447,152
Restricted cash	145,235	167,492
Accounts receivable (less allowance for doubtful accounts of $24,033 and $21,903, at March 31, 2016 and December 31, 2015, respectively)	880,808	638,954
Securitized accounts receivable—restricted for securitization investors	551,000	614,000
Prepaid expenses and other current assets	70,251	68,113
Deferred income taxes	7,969	8,913
Total current assets	2,054,581	1,944,624
Property and equipment	177,167	163,569
Less accumulated depreciation and amortization	(91,562)	(82,809)
Net property and equipment	85,605	80,760
Goodwill	3,564,211	3,546,034
Other intangibles, net	2,155,157	2,183,595
Equity method investment	82,626	76,568
Other assets	69,650	58,225
Total assets	$8,011,830	$7,889,806
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$796,803	$669,528
Accrued expenses	185,505	150,677
Customer deposits	471,109	507,233
Securitization facility	551,000	614,000
Current portion of notes payable and lines of credit	191,128	261,100
Other current liabilities	42,469	44,936
Total current liabilities	2,238,014	2,247,474
Notes payable and other obligations, less current portion	2,032,905	2,059,900
Deferred income taxes	713,404	713,428
Other noncurrent liabilities	39,738	38,957
Total noncurrent liabilities	2,786,047	2,812,285
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 120,714,906 shares issued and 92,551,029 shares outstanding at March 31, 2016; and 120,539,041 shares issued and 92,376,335 shares outstanding at December 31, 2015	121	121
Additional paid-in capital	2,005,608	1,988,917
Retained earnings	1,876,308	1,766,336
Accumulated other comprehensive loss	(539,609)	(570,811)
Less treasury stock, 28,163,877 and 28,162,706 shares at March 31, 2016 and December 31, 2015, respectively	(354,659)	(354,516)
Total stockholders’ equity	2,987,769	2,830,047
Total liabilities and stockholders’ equity	$8,011,830	$7,889,806
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2016	2015
Revenues, net	$414,262	$416,166
Expenses:
Merchant commissions	28,233	27,326
Processing	79,814	81,356
Selling	26,553	26,331
General and administrative	67,594	69,722
Depreciation and amortization	36,328	48,082
Other operating, net	(215)	(425)
Operating income	175,955	163,774
Equity method investment loss	2,193	2,700
Other expense, net	659	1,860
Interest expense, net	16,191	19,566
Total other expense	19,043	24,126
Income before taxes	156,912	139,648
Provision for income taxes	46,940	45,495
Net income	$109,972	$94,153
Earnings per share:
Basic earnings per share	$1.19	$1.03
Diluted earnings per share	$1.17	$1.00
Weighted average shares outstanding:
Basic weighted average shares outstanding	92,516	91,750
Diluted weighted average shares outstanding	94,329	93,934
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$109,972	$94,153
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	31,202	(159,954)
Total other comprehensive income (loss)	31,202	(159,954)
Total comprehensive income (loss)	$141,174	$(65,801)
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$109,972	$94,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,976	7,498
Stock-based compensation	15,186	16,951
Provision for losses on accounts receivable	6,836	8,145
Amortization of deferred financing costs and discounts	1,822	1,744
Amortization of intangible assets	27,362	39,771
Amortization of premium on receivables	990	813
Deferred income taxes	(2,128)	(18,738)
Equity method investment loss	2,193	2,700
Other non-cash operating gains	(215)	(425)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	23,743	5,580
Accounts receivable	(182,761)	(114,385)
Prepaid expenses and other current assets	(2,086)	1,695
Other assets	(11,696)	(1,835)
Excess tax benefits related to stock-based compensation	(1,118)	(6,418)
Accounts payable, accrued expenses and customer deposits	125,429	30,154
Net cash provided by operating activities	121,505	67,403
Investing activities
Acquisitions, net of cash acquired	(9,006)	(851)
Purchases of property and equipment	(11,739)	(8,105)
Net cash used in investing activities	(20,745)	(8,956)
Financing activities
Excess tax benefits related to stock-based compensation	1,118	6,418
Proceeds from issuance of common stock	387	2,571
(Payments) borrowings on securitization facility, net	(63,000)	4,000
Principal payments on notes payable	(25,875)	(25,875)
Borrowings from revolver – A Facility	40,000	—
Payments on revolver – A Facility	(110,000)	(120,736)
Borrowings from swing line of credit, net	—	30,865
Payment of contingent consideration	—	(39,808)
Other	(19)	(76)
Net cash used in financing activities	(157,389)	(142,641)
Effect of foreign currency exchange rates on cash	8,795	(13,482)
Net decrease in cash and cash equivalents	(47,834)	(97,676)
Cash and cash equivalents, beginning of period	447,152	477,069
Cash and cash equivalents, end of period	$399,318	$379,393
Supplemental cash flow information
Cash paid for interest	$15,310	$21,290
Cash paid for income taxes	$11,824	$15,992
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2016
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $0.7 million and $1.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.
Revision of Previously Issued Financial Statements
As discussed in footnote 2 to the Company's 2015 consolidated financial statements, the Company corrected a misstatement and other comprehensive income to properly reflect the translation of certain acquired intangibles. Other comprehensive income for the three months ended March 31, 2015 has been revised from our previously reported loss of $93.1 million to be consistent with the presentation in the December 31, 2015 financial statements. The Company does not believe this revision is material to any prior period financial statements.
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. This ASU is effective for the Company for reporting periods beginning after December 15, 2017, but permits companies the option to adopt as of the original effective date. The Company is currently evaluating the impact of the provisions of ASC 606. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company anticipates selecting the modified retrospective method during transition and is currently evaluating the impact of the provisions of ASC 605 on the results of operations, financial condition, and cash flows.
Simplification of Guidance on Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-3, “Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This ASU is effective for us for fiscal years ending after December 15, 2015 and interim periods. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which is effective immediately. This SEC staff clarified that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. The Company adopted this new guidance on January 1, 2016. As a result of the adoption of this ASU, $0.6 million and $1.5 million of unamortized debt issuance costs were retrospectively adjusted from prepaid expenses and other current assets to the current portion of notes payable and lines of credit and other assets to notes payable and other obligations, less current portion, respectively, in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2015.
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of this ASU on the results of operations, financial condition, or cash flows.
Accounting for Breakage
In March 2016, the FASB issued ASU 2016-04, “Liabilities-Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products”, which requires entities that sell prepaid stored value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The ASU must be adopted using either a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Accounting for Employee Share-Based Payment
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which requires entities to record all tax effects of share-based awards to employees in the income statement when the awards vest or are settled. The ASU also allows an employer to repurchase more of an employee’s shares than currently allowed for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This ASU is effective for the Company for reporting periods beginning after December15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact of this ASU on the results of operations, financial condition, or cash flows.
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
The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Gross domestic accounts receivable	$526,502	$338,275
Gross domestic securitized accounts receivable	551,000	614,000
Gross foreign receivables	378,339	322,582
Total gross receivables	1,455,841	1,274,857
Less allowance for doubtful accounts	(24,033)	(21,903)
Net accounts and securitized accounts receivable	$1,431,808	$1,252,954
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for three months ended March 31 is as follows (in thousands):

	2016	2015
Allowance for doubtful accounts beginning of period	$21,903	$23,842
Provision for bad debts	6,836	8,145
Write-offs	(4,706)	(10,018)
Allowance for doubtful accounts end of period	$24,033	$21,969

Foreign receivables are not included in the Company’s accounts receivable securitization program. At March 31, 2016 and December 31, 2015, there was $551 million and $614 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of March 31, 2016 and December 31, 2015, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Repurchase agreements	$133,173	$—	$133,173	$—
Money market	55,108	—	55,108	—
Certificates of deposit	12,990	—	12,990	—
Total cash equivalents	$201,271	$—	$201,271	$—

December 31, 2015
Assets:
Repurchase agreements	$144,082	$—	$144,082	$—
Money market	55,062	—	55,062	—
Certificates of deposit	9,373	—	9,373	—
Total cash equivalents	$208,517	$—	$208,517	$—

The Company has highly liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments, the carrying value approximates fair value.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2016 and 2015.
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
4. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may begin purchasing up to an aggregate of $500 million of its common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information that the Company may possess. Any repurchases are expected to be funded by available cash flow from the business and working capital. There were no shares repurchased under Program during the three months ended March 31, 2016.

5. Share Based Compensation
The Company has Stock Incentive Plans (the "Plans") pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$9,244	$4,358
Restricted stock	5,942	12,593
Stock-based compensation	$15,186	$16,951
The tax benefits recorded on stock based compensation were $5.1 million and $5.6 million for the three month periods ended March 31, 2016 and 2015, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2016 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$60,771	1.04
Restricted stock	15,325	1.11
Total	$76,096
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

The following summarizes the changes in the number of shares of common stock under option for the three month period ended March 31, 2016 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,003	$72.72	2,545	$26.82		$351,277
Granted	1,114	115.14			$24.02
Exercised	(4)	106.83
Forfeited	(10)	155.65
Outstanding at March 31, 2016	6,103	$80.31	3,011	$45.10		$417,748
Expected to vest as of March 31, 2016	6,103	$80.31
The aggregate intrinsic value of stock options exercisable at March 31, 2016 was $312.1 million. The weighted average remaining contractual term of options exercisable at March 31, 2016 was 5.4 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the three months ended March 31, 2016 and 2015, with the following weighted-average assumptions for grants or modifications during the period:

	March 31
	2016	2015
Risk-free interest rate	1.11%	1.29%
Dividend yield	—	—
Expected volatility	27.36%	28.51%
Expected life (in years)	3.3	4.0
Restricted Stock
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time or performance, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one year.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	497	$149.40
Granted	104	118.79
Vested	(180)	152.63
Cancelled	(30)	151.66
Outstanding at March 31, 2016	391	$139.82
6. Acquisitions
2016 Acquisition

On March 14, 2016, the Company signed a definitive agreement to acquire all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), from a shareholder group including concessionaires CCR S.A., and Arteris S.A., Raizen Combustiveis S.A. (a joint venture between Shell and Cosan), and others (the “Acquisition”). STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition is to strengthen the Company's presence in the Brazilian marketplace. The transaction price is denominated in Reals and is stated in the agreement at R$4.086 billion, which is subject to adjustment through closing. We anticipate the price at closing to be approximately R$4.2 billion, including adjustments, approximately US$1.14 billion at exchange rates at March 31, 2016. The Company will finance the acquisition using a combination of existing cash and borrowings under its existing credit facility. The Company expects the acquisition to close in the third quarter of 2016, subject to regulatory approvals.

During the three months ended March 31, 2016, the Company made additional investments of $4.9 million related to its equity method investment at Masternaut Group Holdings Limited ("Masternaut") and deferred payments of $3.4 million related to acquisitions occurring in prior years, as well as a small tuck-in acquisition in Brazil.

2015 Acquisitions

During 2015, the Company completed acquisitions of Shell portfolios related to our fuel card businesses in Europe, as well as a small acquisition internationally, with an aggregate purchase price of $45.7 million, made additional investments of $8.4 million related to Masternaut and deferred payments of $3.4 million related to acquisitions occurring in prior years.

The following table summarizes the preliminary acquisition accounting for the acquisitions completed during 2015 (in thousands):

Trade and other receivables	$521
Prepaid expenses and other	996
Property and equipment	197
Goodwill	9,561
Other intangible assets	39,890
Deferred tax liabilities	(2,350)
Liabilities assumed	(2,437)
Aggregate purchase prices	$46,378

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	14-20	$39,890
		$39,890
The 2015 acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements. The accounting for certain of these acquisitions is preliminary pending completing the valuation of intangible assets, income taxes and evaluation of acquired contingencies.
7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2015	Dispositions	Purchase Price Adjustments	Foreign Currency	March 31, 2016
Segment
North America	$2,640,409	$—	$—	$—	$2,640,409
International	905,625	(684)	163	18,698	923,802
	$3,546,034	$(684)	$163	$18,698	$3,564,211
As of March 31, 2016 and December 31, 2015, other intangible assets consisted of the following (in thousands):

		March 31, 2016			December 31, 2015
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	18.4	$2,072,522	$(350,105)	$1,722,417	$2,071,928	$(329,664)	$1,742,264
Trade names and trademarks—indefinite lived	N/A	321,505	—	321,505	318,048	—	318,048
Trade names and trademarks—other	14.5	2,865	(1,902)	963	3,067	(2,058)	1,009
Software	5.1	166,820	(61,046)	105,774	170,085	(54,250)	115,835
Non-compete agreements	4.9	13,549	(9,051)	4,498	15,209	(8,770)	6,439
Total other intangibles		$2,577,261	$(422,104)	$2,155,157	$2,578,337	$(394,742)	$2,183,595

Changes in foreign exchange rates resulted in a $1.5 million decrease to the carrying values of other intangible assets in the three months ended March 31, 2016. Amortization expense related to intangible assets for the three months ended March 31, 2016 and 2015 was $27.4 million and $39.8 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2016	December 31, 2015
Term note payable—domestic(a), net of discounts	$2,132,111	$2,157,376
Revolving line of credit A Facility—domestic(a)	90,000	160,000
Revolving line of credit A Facility—foreign(a)	—	—
Other debt(c)	1,922	3,624
Total notes payable and other obligations	2,224,033	2,321,000
Securitization Facility(b)	551,000	614,000
Total notes payable, credit agreements and Securitization Facility	$2,775,033	$2,935,000
Current portion	$742,128	$875,100
Long-term portion	2,032,905	2,059,900
Total notes payable, credit agreements and Securitization Facility	$2,775,033	$2,935,000
 ______________________

(a)
On October 24, 2014, the Company entered into a $3.355 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multi-currency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount of $300 million. The Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. The stated maturity dates for the term loan A, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The Company has unamortized debt discounts of $5.4 million related to the term A facility and $1.1 million related to the term B facility at March 31, 2016.

(b)
The Company is party to a $950 million receivables purchase agreement ("Securitization Facility") that was amended and restated on December 1, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.48% plus 0.90% and 0.43% plus 0.90% as of March 31, 2016 and December 31, 2015, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2016 and December 31, 2015.

(c)	Other debt includes the long-term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at March 31, 2016.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended March 31, 2016 and 2015 due to the following (in thousands):

	2016		2015
Computed “expected” tax expense	$54,919	35.0%	$48,877	35.0%
Changes resulting from:
Foreign income tax differential	(4,769)	(3.0)%	(4,495)	(3.2)%
State taxes net of federal benefits	1,832	1.1%	1,994	1.4%
Foreign-sourced nontaxable income	(2,178)	(1.4)%	(2,882)	(2.0)%
Other	(2,864)	(1.8)%	2,001	1.4%
Provision for income taxes	$46,940	29.9%	$45,495	32.6%

10. Earnings Per Share
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

	Three Months Ended March 31,
	2016	2015
Net income	$109,972	$94,153
Denominator for basic earnings per share	92,516	91,750
Dilutive securities	1,813	2,184
Denominator for diluted earnings per share	94,329	93,934
Basic earnings per share	$1.19	$1.03
Diluted earnings per share	$1.17	$1.00
Diluted earnings per share for the three month period ended March 31, 2016 and 2015, respectively, excludes the effect of 1.8 million and 1.1 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.3 million and 0.5 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month period ended March 31, 2016 and 2015, respectively.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. The Company’s reportable segments represent components of the business for which separate financial information is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company operates in two reportable segments, North America and International. There were no inter-segment sales.

The Company’s segment results are as follows for the three month period ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues, net:
North America	$303,548	$298,813
International	110,714	117,353
	$414,262	$416,166
Operating income:
North America	$113,850	$109,766
International	62,105	54,008
	$175,955	$163,774
Depreciation and amortization:
North America	$31,432	$31,922
International	4,896	16,160
	$36,328	$48,082
Capital expenditures:
North America	$7,942	$4,224
International	3,797	3,881
	$11,739	$8,105

12. Commitments and Contingencies
In the ordinary course of business, the Company is involved in various pending or threatened legal actions. The Company has recorded reserves for certain legal proceedings. The amounts recorded are estimated and as additional information becomes available, the Company will reassess the potential liability related to legal actions and revise its estimate in the period that information becomes known. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Special Cautionary Notice Regarding Forward-Looking Statements”. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by OANDA for the applicable periods.
This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
General Business
FleetCor is a leading independent global provider of fuel cards, commercial payment and data solutions, stored value solutions, and workforce payment products and services to businesses, retailers, commercial fleets, major oil companies, petroleum marketers and government entities in countries throughout North America, South America, Europe, Australia and New Zealand. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including a mobile telematics service, fleet maintenance management and employee benefit and transportation related payments. In 2015, we processed approximately 1.9 billion transactions on our proprietary networks and third-party networks (which includes approximately 1.3 billion transactions related to our Stored Value Solutions ("SVS") product, acquired with Comdata). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.
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

For the three months ended March 31, 2016 and 2015, our North America and International segments generated the following revenue:

	March 31,
	2016		2015
(dollars in millions)	Revenue	% of total revenues, net	Revenue	% of total revenues, net
North America	$303.6	73.3%	$298.8	71.8%
International	110.7	26.7%	117.4	28.2%
	$414.3	100.0%	$416.2	100.0%
Sources of Revenue
Transactions. In both of our segments, we derive revenue from transactions. As illustrated in the diagram below, a transaction is defined as a purchase by a customer. Our customers include holders of our card products and those of our partners, for whom we manage card programs, members of our proprietary networks who are provided access to our products and services and commercial businesses to whom we provide workforce payment productivity solutions. Revenue from transactions is derived from our merchant and network relationships, as well as our customers and partners. Through our merchant and network relationships we primarily offer fuel cards, corporate cards, virtual cards, purchasing cards, T&E cards, gift cards, stored value payroll cards, vehicle maintenance, food, fuel, toll and transportation cards and vouchers and lodging services to our customers.
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

Illustrative Revenue Model for Fuel Purchases
(unit of one gallon)

Illustrative Revenue Model		Merchant Payment Methods
Retail Price	$3.00	i) Cost Plus Mark-up:		ii) Percentage Discount:		iii) Fixed Fee:
Wholesale Cost	(2.86)	Wholesale Cost	$2.86	Retail Price	$3.00	Retail Price	$3.00
		Mark-up	0.05	Discount (3%)	(0.09)	Fixed Fee	(0.09)
FleetCor Revenue	$0.14
Merchant Commission	$(0.05)	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91
Price Paid to Merchant	$2.91
Set forth below are our sources of revenue for the three months ended March 31, 2016 and 2015, expressed as a percentage of consolidated revenues:

	Three Months Ended March 31,
	2016	2015
Revenue from customers and partners	66.1%	63.2%
Revenue from merchants and networks	33.9%	36.8%
	100.0%	100.0%
Revenue directly tied to fuel-price spreads[1]	12.5%	13.7%
Revenue directly influenced by the absolute price of fuel [1]	13.4%	14.5%
Revenue from program fees, late fees, interest and other	74.1%	71.8%
	100.0%	100.0%

[1]
Although we cannot precisely calculate the absolute impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Transactions (in millions)[2]
North America	434.5	384.5
International	52.5	46.8
Total transactions	487.0	431.3
Revenue per transaction
North America	$0.70	$0.78
International	2.11	2.51
Consolidated revenue per transaction	0.85	0.96
Consolidated adjusted revenue per transaction[3]	0.79	0.90

[2]
Transactions in the three month periods ended March 31, 2016 and 2015 include approximately 342 million and 301 million transactions, respectively, related to our SVS product, which is part of the Comdata business acquired in November 2014. SVS, Stored Value Solutions, is our global provider of gift card and stored value solutions. The SVS product has a lower revenue per transaction product.

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
For the three months ended March 31, 2016, transaction volumes increased 12.9% to 487.0 million transactions compared to 431.3 million transactions in the comparable period of 2015. North American segment transactions grew 13.0% in the three months ended March 31, 2016 over the comparable period in 2015, primarily due to growth in our MasterCard and SVS businesses. Transaction volumes in our international segment increased by 12.3% in the three months ended March 31, 2016 over the comparable period in 2015, primarily due to additional transactions from a small acquisition in Brazil and the addition of new Shell markets in 2015.
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

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Adjusted revenues	$386,029	$388,840
Adjusted net income	$144,253	$135,943
Adjusted net income per diluted share	$1.53	$1.45

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

•	Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk to changes in interest rates on our cash investments and debt.

•
Global economic environment—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes and the credit risk of our customers. These factors affected our businesses in both our North America and International segments.

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 73% and 72% of our revenue in the three months ended March 31, 2016 and 2015, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates as compared to approximately 72%, 56% and 51% of our revenue for the year in 2015, 2014 and 2013, respectively. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
The following table sets forth selected consolidated statement of income data for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31, 2016	% of total revenue	Three Months Ended March 31, 2015	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$303,548	73.3%	$298,813	71.8%	$4,735	1.6%
International	110,714	26.7%	117,353	28.2%	(6,639)	(5.7)%
Total revenues, net	414,262	100.0%	416,166	100.0%	(1,904)	(0.5)%
Consolidated operating expenses:
Merchant commissions	28,233	6.8%	27,326	6.6%	907	3.3%
Processing	79,814	19.3%	81,356	19.5%	(1,542)	(1.9)%
Selling	26,553	6.4%	26,331	6.3%	222	0.8%
General and administrative	67,594	16.3%	69,722	16.8%	(2,128)	(3.1)%
Depreciation and amortization	36,328	8.8%	48,082	11.6%	(11,754)	(24.4)%
Other operating, net	(215)	(0.1)%	(425)	(0.1)%	210	49.4%
Operating income	175,955	42.5%	163,774	39.4%	12,181	7.4%
Equity method investment loss	2,193	0.5%	2,700	0.6%	(507)	(18.8)%
Other expense, net	659	0.2%	1,860	0.4%	(1,201)	(64.6)%
Interest expense, net	16,191	3.9%	19,566	4.7%	(3,375)	(17.2)%
Provision for income taxes	46,940	11.3%	45,495	10.9%	1,445	3.2%
Net income	$109,972	26.5%	$94,153	22.6%	$15,819	16.8%
Operating income for segments:
North America	$113,850		$109,766		$4,084	3.7%
International	62,105		54,008		8,097	15.0%
Operating income	$175,955		$163,774		$12,181	7.4%
Operating margin for segments:
North America	37.5%		36.7%		0.8%
International	56.1%		46.0%		10.1%
Total	42.5%		39.4%		3.1%
The sum of the columns and rows may not equal the total or differences due to rounding.

Revenues and revenue per transaction
Our consolidated revenues decreased from $416.2 million in the three months ended March 31, 2015 to $414.3 million in the three months ended March 31, 2016, a decrease of $1.9 million, or 0.5%. The decrease in our consolidated revenue was primarily due to:

•
The impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated segment revenue for the three months ended March 31, 2016 over the comparable period in 2015 by approximately $38 million. We believe the impact of lower fuel prices, primarily in the U.S., and lower fuel spread margins, had an unfavorable impact on consolidated revenues of approximately $25 million. Additionally, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $13 million due to unfavorable fluctuations in rates in most geographies in the three months ended March 31, 2016 compared to 2015.

•
The negative impact of the macroeconomic environment was partially offset by organic growth in certain of our payment programs driven primarily by increases in both volume and revenue in certain of our businesses.

•	Excluding the negative impact of the macroeconomic environment of approximately $38 million, consolidated revenue growth was approximately 9% in the three months ended March 31, 2016 compared to 2015.
Consolidated revenue per transaction decreased from $0.96 in the three months ended March 31, 2015 to $0.85 in the three months ended March 31, 2016, a decrease of $0.11 or 11.8%. Excluding the impact of the SVS business, which had approximately 342 million and 301 million transactions in the first quarter of 2016 and 2015, respectively, at a lower revenue per transaction, revenue per transaction for the first quarter of 2016 decreased 10.6% to $2.56 from $2.87 in the first quarter of 2015. Excluding the negative impact of the macroeconomic environment of approximately $38 million, revenue per transaction would have been $2.82 in the first quarter of 2016 compared to $2.87 in 2015. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, including fuel prices, fuel spread margins and foreign exchange rates.
North America segment revenues and revenue per transaction
North America revenues increased from $298.8 million in the three months ended March 31, 2015 to $303.5 million in the three months ended March 31, 2016, an increase of $4.7 million, or 1.6%. The increase in our North America segment revenue was primarily due to:

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue in certain of our businesses.

•
The impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the three months ended March 31, 2016 over the comparable period in 2015 by approximately $24 million, primarily due to the impact of lower fuel prices in the U.S. and lower fuel spread margins.

•
Excluding the negative impact of the macroeconomic environment of approximately $24 million, North America revenue growth was approximately 10% in the three months ended March 31, 2016 compared to 2015.

North America segment revenue per transaction decreased from $0.78 in the three months ended March 31, 2015 to $0.70 in the three months ended March 31, 2016, a decrease of $0.08 or 10.1%. Excluding the impact of the SVS business, which had approximately 342 million and 301 million transactions in the first quarter of 2016 and 2015, respectively, at a lower revenue per transaction, revenue per transaction in our North America segment for the first quarter of 2016 decreased 8.0% to $2.83 from $3.07 in the first quarter of 2015. Excluding the negative impact of the macroeconomic environment of approximately $24 million, revenue per transaction would have been $3.09 in the first quarter of 2016 compared to $3.07 in 2015. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. Revenue per transaction decreased primarily due to lower fuel prices and lower fuel spread margins during the quarter versus the prior year quarter.
International segment revenues and revenue per transaction
International segment revenues decreased from $117.4 million in the three months ended March 31, 2015 to $110.7 million in the three months ended March 31, 2016, a decrease of $6.6 million, or 5.7%. The decrease in our International segment revenue was primarily due to:

•
The impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended March 31, 2016 over the comparable period in 2015, primarily due to unfavorable fluctuations in foreign exchange rates in most geographies where we do business of approximately $13 million, as well as slightly lower fuel prices internationally.

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue in certain of our businesses.

•
Excluding the negative impact of the macroeconomic environment of approximately $14 million, International revenue growth was approximately 6% in the three months ended March 31, 2016 compared to 2015.

International segment revenue per transaction decreased from $2.51 in the three months ended March 31, 2015 to $2.11 in the three months ended March 31, 2016, a decrease of $0.40 per transaction or 16.0%, due primarily to the unfavorable impact of foreign exchange rates across all of our geographies and the impact of a small tuck-in acquisition, which has a lower revenue per transaction than our other products. Excluding the negative impact of the macroeconomic environment of approximately $14 million, as well as approximately 7 million transactions at a small tuck-in acquisition which had transactions at a very low revenue per transaction, our International revenue per transaction would have been $2.72 in the first quarter of 2016 compared to $2.51 in 2015.
Consolidated operating expenses
Merchant commissions. Merchant commissions increased from $27.3 million in the three months ended March 31, 2015 to $28.2 million in the three months ended March 31, 2016, an increase of $0.9 million, or 3.3%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of higher volume in certain revenue streams where merchant commissions are paid, partially offset by decreases due to the impact of fluctuations in foreign exchange rates.
Processing. Processing expenses decreased from $81.4 million in the three months ended March 31, 2015 to $79.8 million in the three months ended March 31, 2016, a decrease of $1.5 million, or 1.9%. Our processing expenses primarily decreased due to the impact of fluctuations in foreign exchange rates, which was partially offset by increases in spending related to our Shell Europe business.
Selling. Selling expenses increased from $26.3 million in the three months ended March 31, 2015 to $26.6 million in the three months ended March 31, 2016, an increase of $0.2 million, or 0.8%. Increases in spending in certain markets, including in our Shell Europe business, were partially offset by the impact of fluctuations in foreign exchange rates.
General and administrative. General and administrative expenses decreased from $69.7 million in the three months ended March 31, 2015 to $67.6 million in the three months ended March 31, 2016, a decrease of $2.1 million, or 3.1%. The decrease was primarily due to a reduction in stock based compensation of $1.8 million from 2015 to 2016 and the impact of fluctuations in foreign exchange rates, partially offset by increases in spending related to our Shell Europe business .

Depreciation and amortization. Depreciation and amortization decreased from $48.1 million in the three months ended March 31, 2015 to $36.3 million in the three months ended March 31, 2016, a decrease of $11.8 million, or 24.4%. The decrease was due to a $10.2 million adjustment resulting from changes in foreign exchange rates.

Equity method investment loss. The decrease in equity method investment loss from $2.7 million in the three months ended March 31, 2015 to $2.2 million in the three months ended March 31, 2016 was partially due to the impact of restructuring the operations of the business throughout 2015.

Interest expense, net. Interest expense decreased from $19.6 million in the three months ended March 31, 2015 to $16.2 million in the three months ended March 31, 2016, a decrease of $3.4 million, or 17.2%. The decrease in interest expense is primarily due to the impact of delevering from the first quarter of 2015 through the first quarter of 2016 and overall lower interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	Three Months Ended March 31,
	2016	2015
Term loan A	1.93%	2.09%
Term loan B	3.75%	3.75%
Domestic Revolver A	1.92%	2.09%
Foreign Revolver A	—%	2.42%
Foreign swing line	—%	2.39%
The average unused credit facility fee for Domestic Revolver A was 0.30% and 0.38% in the three month period ending March 31, 2016 and 2015, respectively.
Provision for income taxes. The provision for income taxes increased from $45.5 million in the three months ended March 31, 2015 to $46.9 million in the three months ended March 31, 2016, an increase of $1.4 million, or 3.2%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 32.6% for three months ended March 31, 2015 to 29.9% for the three months ended March 31, 2016. The decrease in the effective tax rate was due primarily to U.S. tax planning initiatives that were implemented in the third and fourth quarters of 2015 and was due to certain other tax favorable discrete items booked in the three months ended March 31, 2016.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $94.2 million in the three months ended March 31, 2015 to $110.0 million in the three months ended March 31, 2016, an increase of $15.8 million, or 16.8%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $163.8 million in the three months ended March 31, 2015 to $176.0 million in the three months ended March 31, 2016, an increase of $12.2 million, or 7.4%. Our operating margin was 39.4% and 42.5% for the three months ended March 31, 2015 and 2016, respectively. The increase in operating income was due primarily to the impact of lower foreign exchange rates on expenses and a decrease in depreciation and amortization expense.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $109.8 million in the three months ended March 31, 2015 to $113.9 million in the three months ended March 31, 2016, an increase of $4.1 million, or 3.7%. North America operating margin was 36.7% and 37.5% for the three months ended March 31, 2015 and 2016, respectively.

International segment operating income. International operating income increased from $54.0 million in the three months ended March 31, 2015 to $62.1 million in the three months ended March 31, 2016, an increase of $8.1 million, or 15.0%. International operating margin was 46.0% and 56.1% for the three months ended March 31, 2015 and 2016, respectively. The increase in operating income was due primarily to the impact of lower foreign exchange rates on expenses and a decrease in depreciation and amortization expense.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity
At March 31, 2016, our cash balances totaled $544.6 million, approximately $145.2 million of which is restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.
At March 31, 2016, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $297.7 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our charge card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2016, we had the ability to generate approximately $35 million of additional liquidity under our Securitization Facility. At March 31, 2016, we had approximately $945 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash provided by operating activities	$121.5	$67.4
Net cash used in investing activities	(20.7)	(9.0)
Net cash used in financing activities	(157.4)	(142.6)
Operating activities. Net cash provided by operating activities increased from $67.4 million million in the three months ended March 31, 2015 to $121.5 million in the three months ended March 31, 2016. The increase is primarily due to changes in working capital due to increases in accounts receivable, accounts payble and accrued expenses, as well as additional net income of $15.8 million during the three months ended March 31, 2016 over the comparable period in 2015. Fluctuations in receivables and payables are largely due to timing of month end transactions and volume.
Investing activities. Net cash used in investing activities increased from $9.0 million in the three months ended March 31, 2015 to $20.7 million in the three months ended March 31, 2016. This increase is primarily due to cash used for acquisitions, including equity method investments, in the three months ended March 31, 2016 over the comparable period in 2015.
Financing activities. Net cash used in financing activities increased from $142.6 million in the three months ended March 31, 2015 to $157.4 million in the three months ended March 31, 2016. The increase is primarily due to payments on our Securitization Facility of $63 million in the three months ended March 31, 2016 as compared to borrowings of $4 million for the comparable period in 2015, partially offset by a reduction in net payments of $20 million on our Credit Facility in the three months ended March 31, 2016 over the comparable period in 2015 and a reduction in payments on contingent consideration arrangements of $39.8 million in the three months ended March 31, 2016 over the comparable period in 2015.
Capital spending summary
Our capital expenditures increased from $8.1 million in the three months ended March 31, 2015 to $11.7 million in the three months ended March 31, 2016, an increase of $3.6 million, or 44.8%. This increase is primarily due to increased spending on strategic projects, including the continued investment in our GFN application.
Credit Facility
We are party to a $3.355 billion Credit Agreement (the “Credit Facility”) with a syndicate of banks, which we originally entered into on October 24, 2014. The Credit Facility provides for (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The Credit Facility also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of March 31, 2016, we were in compliance with each of the covenants under the Credit Facility.
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
At March 31, 2016, we had $1,893.8 million in borrowings outstanding on term loan A, $246.9 million in borrowings outstanding on term loan B and $90.0 million in borrowings outstanding on the domestic revolving A facility. Unamortized debt discounts are $6.6 million at March 31, 2016. During the three months ended March 31, 2016, we made principal payments of $25.3 million on the term loan A, $0.6 million on the term loan B and $110 million on the domestic revolving A facility.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated as of December 1, 2015. We refer to this arrangement as the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.48% plus 0.90% and 0.43% plus 0.90% as of March 31, 2016 and December 31, 2015, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2016 and December 31, 2015, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2016.

Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $5.9 million, which are payable in the next twelve months.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program under which we may begin purchasing up to an aggregate of $500 million of its common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as we deem appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information we may possess. Any repurchases are expected to be funded by available cash flow from the business and working capital. No shares were repurchased under this program during the three months ended March 31, 2016.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2016, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2015. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues, net	$414,262	$416,166
Merchant commissions	(28,233)	(27,326)
Total adjusted revenues	$386,029	$388,840

Adjusted net income and adjusted net income per diluted share
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to share-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables and (d) our proportionate share of amortization of intangible assets at our equity method investment.
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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$109,972	$94,153
Net income per diluted share	1.17	1.00
Stock based compensation	15,186	16,951
Amortization of intangible assets	27,362	39,771
Amortization of premium on receivables	990	813
Amortization of deferred financing costs and discounts	1,822	1,744
Amortization of intangibles at equity method investment	2,303	2,705
Total pre-tax adjustments	47,663	61,984
Income tax impact of pre-tax adjustments at the effective tax rate	(13,382)	(20,193)
Adjusted net income	$144,253	$135,943
Adjusted net income per diluted share	$1.53	$1.45
Diluted shares	94,329	93,934
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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2016, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
As of March 31, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may begin purchasing up to an aggregate of $500 million of its common stock over the next 18 months. No shares were repurchased under this Program during the three months ended March 31, 2016.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1†	Offer Letter, dated May 29, 2015, between FleetCor Technologies, Inc. and Gregory Secord

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

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

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 9, 2016.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey