Form 10-Q
period 2016-06-30
FLEETCOR TECHNOLOGIES INC
filed 2016-08-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
Common Stock, $0.001 par value	120,928,888

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Month Periods Ended June 30, 2016

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FleetCor Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$493,085	$447,152
Restricted cash	156,014	167,492
Accounts receivable (less allowance for doubtful accounts of $25,236 and $21,903, at June 30, 2016 and December 31, 2015, respectively)	908,385	638,954
Securitized accounts receivable—restricted for securitization investors	713,000	614,000
Prepaid expenses and other current assets	73,355	68,113
Deferred income taxes	7,106	8,913
Total current assets	2,350,945	1,944,624
Property and equipment	189,665	163,569
Less accumulated depreciation and amortization	(99,242)	(82,809)
Net property and equipment	90,423	80,760
Goodwill	3,557,446	3,546,034
Other intangibles, net	2,112,238	2,183,595
Equity method investment	90,803	76,568
Other assets	66,853	58,225
Total assets	$8,268,708	$7,889,806
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$904,151	$669,528
Accrued expenses	160,566	150,677
Customer deposits	503,112	507,233
Securitization facility	713,000	614,000
Current portion of notes payable and lines of credit	111,158	261,100
Other current liabilities	40,303	44,936
Total current liabilities	2,432,290	2,247,474
Notes payable and other obligations, less current portion	2,007,918	2,059,900
Deferred income taxes	705,130	713,428
Other noncurrent liabilities	40,665	38,957
Total noncurrent liabilities	2,753,713	2,812,285
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 120,911,444 shares issued and 92,556,276 shares outstanding at June 30, 2016; and 120,539,041 shares issued and 92,376,335 shares outstanding at December 31, 2015	121	121
Additional paid-in capital	2,032,687	1,988,917
Retained earnings	1,990,492	1,766,336
Accumulated other comprehensive loss	(559,741)	(570,811)
Less treasury stock, 28,355,168 and 28,162,706 shares at June 30, 2016 and December 31, 2015, respectively	(380,854)	(354,516)
Total stockholders’ equity	3,082,705	2,830,047
Total liabilities and stockholders’ equity	$8,268,708	$7,889,806
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net	$417,905	$404,605	$832,167	$820,771
Expenses:
Merchant commissions	22,308	21,725	50,541	49,051
Processing	80,691	74,564	160,505	155,920
Selling	31,947	27,297	58,500	53,628
General and administrative	63,586	63,388	131,180	133,110
Depreciation and amortization	48,436	48,827	84,764	96,909
Other operating, net	(231)	(347)	(446)	(772)
Operating income	171,168	169,151	347,123	332,925
Equity method investment (income) loss	(7,184)	5,118	(4,991)	7,818
Other expense, net	104	653	763	2,513
Interest expense, net	15,900	18,089	32,091	37,655
Total other expense	8,820	23,860	27,863	47,986
Income before income taxes	162,348	145,291	319,260	284,939
Provision for income taxes	48,163	46,613	95,103	92,108
Net income	$114,185	$98,678	$224,157	$192,831
Earnings per share:
Basic earnings per share	$1.23	$1.07	$2.42	$2.10
Diluted earnings per share	$1.21	$1.05	$2.37	$2.05
Weighted average shares outstanding:
Basic weighted average shares outstanding	92,665	91,904	92,591	91,828
Diluted weighted average shares outstanding	94,549	94,050	94,437	93,992
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$114,185	$98,678	$224,157	$192,831
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(20,132)	59,016	11,070	(100,938)
Total other comprehensive (loss) income	(20,132)	59,016	11,070	(100,938)
Total comprehensive income	$94,053	$157,694	$235,227	$91,893
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$224,157	$192,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,311	15,096
Stock-based compensation	32,620	30,500
Provision for losses on accounts receivable	13,729	13,022
Amortization of deferred financing costs and discounts	3,651	3,517
Amortization of intangible assets	66,114	80,186
Amortization of premium on receivables	2,339	1,627
Deferred income taxes	(9,248)	(40,894)
Equity method investment (income) loss	(4,991)	7,818
Other non-cash operating income	(446)	(772)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	13,555	5,790
Accounts receivable	(392,545)	(233,528)
Prepaid expenses and other current assets	(4,636)	24
Other assets	(9,362)	(2,961)
Excess tax benefits related to stock-based compensation	(3,186)	(9,639)
Accounts payable, accrued expenses and customer deposits	260,794	135,795
Net cash provided by operating activities	208,856	198,412
Investing activities
Acquisitions, net of cash acquired	(13,167)	(7,954)
Purchases of property and equipment	(24,757)	(16,234)
Net cash used in investing activities	(37,924)	(24,188)
Financing activities
Excess tax benefits related to stock-based compensation	3,186	9,639
Proceeds from issuance of common stock	7,964	7,105
Repurchase of common stock	(26,037)	—
Borrowings on securitization facility, net	99,000	89,000
Principal payments on notes payable	(51,750)	(51,750)
Borrowings from revolver – A Facility	140,000	—
Payments on revolver – A Facility	(290,000)	(276,818)
Borrowings from swing line of credit, net	—	9,441
Payment of contingent consideration	—	(39,808)
Other	(666)	(145)
Net cash used in financing activities	(118,303)	(253,336)
Effect of foreign currency exchange rates on cash	(6,696)	(13,782)
Net increase (decrease) in cash and cash equivalents	45,933	(92,894)
Cash and cash equivalents, beginning of period	447,152	477,069
Cash and cash equivalents, end of period	$493,085	$384,175
Supplemental cash flow information
Cash paid for interest	$30,361	$38,883
Cash paid for income taxes	$64,345	$30,234
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2016
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $0.2 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. The Company recognized foreign exchange losses of $0.8 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.
Revision of Previously Issued Financial Statements
As discussed in footnote 2 to the Company's 2015 consolidated financial statements, the Company corrected a misstatement and other comprehensive income to properly reflect the translation of certain acquired intangibles. Other comprehensive income for the three and six months ended June 30, 2015 has been revised from our previously reported gain of $6.8 million and loss of $86.2 million, respectively, to be consistent with the presentation in the December 31, 2015 financial statements. The Company does not believe this revision is material to any prior period financial statements.
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing", which clarifies the accounting for intellectual property licenses and identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting

Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting", which rescinds certain SEC guidance in response to announcements made by the SEC staff at the EITF's March 3, 2016 meeting and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the guidance on collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and contract modifications and completed contracts at transition. Additionally, ASU 2016-12 clarifies that entities electing the full retrospective transition method would no longer be required to disclose the effect of the change in accounting principle on the period of adoption; however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted. These ASUs are effective for the Company for reporting periods beginning after December 15, 2017, but permit companies the option to adopt as of the original effective date. The Company is currently evaluating the impact of the provisions of ASC 606. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company anticipates selecting the modified retrospective method during transition and is currently evaluating the impact of the provisions of ASC 605 on the results of operations, financial condition, and cash flows.
Simplification of Guidance on Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-3, “Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This ASU is effective for us for fiscal years ending after December 15, 2015 and interim periods. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which is effective immediately. The SEC staff clarified that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. The Company adopted this new guidance on January 1, 2016. As a result of the adoption of this ASU, $0.6 million and $1.5 million of unamortized debt issuance costs were retrospectively adjusted from prepaid expenses and other current assets to the current portion of notes payable and lines of credit and other assets to notes payable and other obligations, less current portion, respectively, in the Company’s Consolidated Balance Sheet as of December 31, 2015.
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
Accounting for Employee Share-Based Payment
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which requires entities to record all tax effects of share-based awards to employees in the income statement when the awards vest or are settled. The ASU also allows an employer to repurchase more of an employee’s shares than currently allowed for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This ASU is effective for the Company for reporting periods beginning after December15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company expects to early adopt this ASU in the third quarter of 2016, reflecting any adjustments as of January 1, 2016. The adoption of this ASU will result in excess tax benefits being recorded as a reduction of income tax expense and an increase in the number of dilutive shares outstanding at the end of each period, which may result in an increase to diluted earnings per share, depending on the volume of share-based payment award activity during the respective period.
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
The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Gross domestic accounts receivable	$531,656	$338,275
Gross domestic securitized accounts receivable	713,000	614,000
Gross foreign receivables	401,965	322,582
Total gross receivables	1,646,621	1,274,857
Less allowance for doubtful accounts	(25,236)	(21,903)
Net accounts and securitized accounts receivable	$1,621,385	$1,252,954
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for six months ended June 30 is as follows (in thousands):

	2016	2015
Allowance for doubtful accounts beginning of period	$21,903	$23,842
Provision for bad debts	13,729	13,022
Write-offs	(10,396)	(14,464)
Allowance for doubtful accounts end of period	$25,236	$22,400

Foreign receivables are not included in the Company’s accounts receivable securitization program. At June 30, 2016 and December 31, 2015, there was $713 million and $614 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of June 30, 2016 and December 31, 2015, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Repurchase agreements	$144,185	$—	$144,185	$—
Money market	50,176	—	50,176	—
Certificates of deposit	14,138	—	14,138	—
Total cash equivalents	$208,499	$—	$208,499	$—

December 31, 2015
Assets:
Repurchase agreements	$144,082	$—	$144,082	$—
Money market	55,062	—	55,062	—
Certificates of deposit	9,373	—	9,373	—
Total cash equivalents	$208,517	$—	$208,517	$—

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

4. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may begin purchasing up to an aggregate of $500 million of its common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information that the Company may possess. Any repurchases are expected to be funded by available cash flow from the business and working capital. There were 191,291 shares totaling $26 million repurchased under the Program during the three and six months ended June 30, 2016.
5. Share Based Compensation
The Company has Stock Incentive Plans (the "Plans") pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$8,394	$4,484	$17,638	$8,842
Restricted stock	9,041	9,065	14,982	21,658
Stock-based compensation	$17,435	$13,549	$32,620	$30,500
The tax benefits recorded on stock based compensation were $11.0 million and $10.8 million for the six month periods ended June 30, 2016 and 2015, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2016 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$55,128	1.46
Restricted stock	16,493	0.83
Total	$71,621
Stock Options
Stock options are granted with an exercise price estimated to be equal to the fair market value of the Company's stock on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to six years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2016 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,003	$72.72	2,545	$26.82		$351,277
Granted	1,281	119.89			$25.50
Exercised	(154)	51.68				14,095
Forfeited	(94)	143.17
Outstanding at June 30, 2016	6,036	$82.15	3,144	$45.24		$368,093
Expected to vest as of June 30, 2016	6,036	$82.15

The aggregate intrinsic value of stock options exercisable at June 30, 2016 was $307.8 million. The weighted average remaining contractual term of options exercisable at June 30, 2016 was 5.3 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the six months ended June 30, 2016 and 2015, with the following weighted-average assumptions for grants or modifications during the period:

	June 30
	2016	2015
Risk-free interest rate	1.10%	1.28%
Dividend yield	—	—
Expected volatility	27.37%	28.47%
Expected life (in years)	3.4	4.0
Restricted Stock
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time or performance, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one year.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	497	$149.40
Granted	111	120.41
Vested	(227)	151.68
Cancelled	(38)	147.02
Outstanding at June 30, 2016	343	$138.96
6. Acquisitions
2016 Acquisitions

On March 14, 2016, the Company signed a definitive agreement to acquire all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), from a shareholder group including concessionaires CCR S.A., and Arteris S.A., Raizen Combustiveis S.A. (a joint venture between Shell and Cosan), and others (the “Acquisition”). STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition is to strengthen the Company's presence in the Brazilian marketplace. The transaction price is denominated in Reals and is stated in the agreement at R$4.086 billion, which is subject to adjustment through closing. The Company anticipates the price at closing to be approximately R$4.4 billion, including adjustments, or approximately US$1.36 billion at exchange rates at June 30, 2016. The Company will finance the acquisition using a combination of existing cash and borrowings under its existing credit facility. The Company received regulatory approvals for the acquisition in August 2016 and expects to close the acquisition in the third quarter of 2016.

During the six months ended June 30, 2016, the Company made additional investments of $7.9 million related to its equity method investment at Masternaut Group Holdings Limited ("Masternaut"). During the six months ended June 30, 2016, the Company also made deferred payments related to prior acquisitions and acquired Shell portfolios related to our fuel card products in Europe and a small business in Brazil for total payments of $5.3 million.

During the six months ended June 30, 2016, the Company recorded an approximately $11 million non-recurring net recovery of purchase price within operating results.

2015 Acquisitions

During 2015, the Company completed acquisitions of Shell portfolios related to its fuel card businesses in Europe, as well as a small acquisition internationally, with an aggregate purchase price of $46.4 million, made additional investments of $8.4 million related to Masternaut and deferred payments of $3.4 million related to acquisitions occurring in prior years.

The following table summarizes the preliminary acquisition accounting for the acquisitions completed during 2015 (in thousands):

Trade and other receivables	$521
Prepaid expenses and other	996
Property and equipment	197
Goodwill	9,561
Other intangible assets	39,876
Deferred tax liabilities	(2,336)
Liabilities assumed	(2,437)
Aggregate purchase prices	$46,378

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	14-20	$39,876
		$39,876
The 2015 acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements. The accounting for certain of these acquisitions is preliminary pending completing the valuation of intangible assets, income taxes and evaluation of acquired contingencies.
7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2015	Dispositions	Purchase Price Adjustments	Foreign Currency	June 30, 2016
Segment
North America	$2,640,409	$—	$—	$—	$2,640,409
International	905,625	(684)	163	11,933	917,037
	$3,546,034	$(684)	$163	$11,933	$3,557,446
As of June 30, 2016 and December 31, 2015, other intangible assets consisted of the following (in thousands):

		June 30, 2016			December 31, 2015
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	18.4	$2,067,293	$(380,353)	$1,686,940	$2,071,928	$(329,664)	$1,742,264
Trade names and trademarks—indefinite lived	N/A	321,342	—	321,342	318,048	—	318,048
Trade names and trademarks—other	14.6	2,815	(1,947)	868	3,067	(2,058)	1,009
Software	5.1	167,641	(68,953)	98,688	170,085	(54,250)	115,835
Non-compete agreements	5.0	14,003	(9,603)	4,400	15,209	(8,770)	6,439
Total other intangibles		$2,573,094	$(460,856)	$2,112,238	$2,578,337	$(394,742)	$2,183,595
Changes in foreign exchange rates resulted in a $6.9 million decrease to the carrying values of other intangible assets in the six months ended June 30, 2016. Amortization expense related to intangible assets for the six months ended June 30, 2016 and 2015 was $66.1 million and $80.2 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2016	December 31, 2015
Term note payable—domestic(a), net of discounts	$2,106,840	$2,157,376
Revolving line of credit A Facility—domestic(a)	10,000	160,000
Revolving line of credit A Facility—foreign(a)	—	—
Other debt(c)	2,236	3,624
Total notes payable and other obligations	2,119,076	2,321,000
Securitization Facility(b)	713,000	614,000
Total notes payable, credit agreements and Securitization Facility	$2,832,076	$2,935,000
Current portion	$824,158	$875,100
Long-term portion	2,007,918	2,059,900
Total notes payable, credit agreements and Securitization Facility	$2,832,076	$2,935,000
 ______________________

(a)
On October 24, 2014, the Company entered into a $3.355 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multi-currency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount of $300 million. The Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. The stated maturity dates for the term loan A, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The Company has unamortized debt discounts of $5.0 million related to the term A facility and $1.1 million related to the term B facility at June 30, 2016.

(b)
The Company is party to a $950 million receivables purchase agreement ("Securitization Facility") that was amended and restated on December 1, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.51% plus 0.90% and 0.43% plus 0.90% as of June 30, 2016 and December 31, 2015, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2016 and December 31, 2015.

(c)	Other debt includes the long-term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at June 30, 2016.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended June 30, 2016 and 2015 due to the following (in thousands):

	2016		2015
Computed “expected” tax expense	$56,822	35.0%	$50,852	35.0%
Changes resulting from:
Foreign income tax differential	(4,424)	(2.7)%	(5,747)	(4.0)%
State taxes net of federal benefits	1,909	1.2%	2,022	1.4%
Foreign-sourced nontaxable income	(2,020)	(1.2)%	(4,061)	(2.8)%
Other	(4,124)	(2.6)%	3,547	2.5%
Provision for income taxes	$48,163	29.7%	$46,613	32.1%

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands, except per share data) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$114,185	$98,678	$224,157	$192,831
Denominator for basic earnings per share	92,665	91,904	92,591	91,828
Dilutive securities	1,884	2,146	1,846	2,164
Denominator for diluted earnings per share	94,549	94,050	94,437	93,992
Basic earnings per share	$1.23	$1.07	$2.42	$2.10
Diluted earnings per share	$1.21	$1.05	$2.37	$2.05
Diluted earnings per share for the three month period ended June 30, 2016 and 2015, respectively, excludes the effect of 1.5 million and 31 thousand shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.3 million and 0.5 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month period ended June 30, 2016 and 2015, respectively.
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

The Company’s segment results are as follows for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net:
North America	$301,126	$284,576	$604,674	$583,389
International	116,779	120,029	227,493	237,382
	$417,905	$404,605	$832,167	$820,771
Operating income:
North America	$117,611	$109,584	$231,461	$219,350
International	53,557	59,567	115,662	113,575
	$171,168	$169,151	$347,123	$332,925
Depreciation and amortization:
North America	$32,180	$32,021	$63,612	$63,943
International	16,256	16,806	21,152	32,966
	$48,436	$48,827	$84,764	$96,909
Capital expenditures:
North America	$8,579	$3,793	$16,521	$8,017
International	4,439	4,336	8,236	8,217
	$13,018	$8,129	$24,757	$16,234

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

For the three and six months ended June 30, 2016 and 2015, our North America and International segments generated the following revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(dollars in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$301.1	72.1%	$284.6	70.3%	$604.7	72.7%	$583.4	71.1%
International	116.8	27.9%	120.0	29.7%	227.5	27.3%	237.4	28.9%
	$417.9	100.0%	$404.6	100.0%	$832.2	100.0%	$820.8	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues, net	$417,905	$404,605	$832,167	$820,771
Net income	$114,185	$98,678	$224,157	$192,831
Net income per diluted share	$1.21	$1.05	$2.37	$2.05
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
Set forth below are our sources of revenue for the three and six months ended June 30, 2016 and 2015, expressed as a percentage of consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from customers and partners	54.2%	52.7%	54.4%	52.1%
Revenue from merchants and networks	45.8%	47.3%	45.6%	47.9%
	100.0%	100.0%	100.0%	100.0%
Revenue directly tied to fuel-price spreads[1]	9.8%	10.3%	11.2%	12.0%
Revenue directly influenced by the absolute price of fuel [1]	15.0%	16.5%	14.4%	15.6%
Revenue from program fees, late fees, interest and other	75.2%	73.2%	74.4%	72.4%
	100.0%	100.0%	100.0%	100.0%

[1]
Although we cannot precisely calculate the absolute impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Transactions (in millions)[2]
North America	411.6	389.4	846.1	774.2
International	53.4	45.7	106.0	92.5
Total transactions	465.0	435.1	952.0	866.6
Revenue per transaction
North America	$0.73	$0.73	$0.71	$0.75
International	2.19	2.63	2.15	2.57
Consolidated revenue per transaction	0.90	0.93	0.87	0.95
Consolidated adjusted revenue per transaction[3]	0.85	0.88	0.82	0.89

[2]
SVS, Stored Value Solutions, is our global provider of gift card and stored value solutions, which is part of the Comdata business acquired in November 2014, and has a low revenue per transaction product. Transactions in the three month periods ended June 30, 2016 and 2015 include approximately 313 million and 296 million transactions, respectively, and approximately 655 million and 597 million transactions in the six months ended June 30, 2016 and 2015, respectively.

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
For the three months ended June 30, 2016, transaction volumes increased 6.9% to 465.0 million transactions from 435.1 million transactions in the comparable period of 2015. For the six months ended June 30, 2016, transaction volumes increased 9.9% to 952.0 million from 866.6 million transactions in the comparable period of 2015. North American segment transactions grew 5.7% and 9.3% in the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to growth in our MasterCard, SVS and corporate payments businesses. Transaction volumes in our international segment increased by 16.9% and 14.6% in the three and six months ended June 30, 2016, respectively, over the comparable periods in 2015, primarily due to the addition of new Shell markets in 2015 and 2016 and additional transactions from a small acquisition in Brazil in the first quarter of 2016.
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

•
Depreciation and amortization—Our depreciation expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include amortization of intangible assets related to customer and vendor relationships, trade names and trademarks, software and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

•	Other operating, net—Our other operating, net includes other operating expenses and income items unusual to the period and presented separately.

•
Equity method investment (income) loss—Our equity method investment results relate to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for using the equity method.

•	Other expense, net—Our other (income) expense, net includes foreign currency transaction gains or losses, proceeds/costs from the sale of assets and other miscellaneous operating costs and revenue.

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

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Adjusted revenues	$395,597	$382,880	$781,626	$771,720
Adjusted net income	$147,101	$138,898	$291,354	$274,854
Adjusted net income per diluted share	$1.56	$1.48	$3.09	$2.92
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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro,

Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 73% and 71% of our revenue in the six months ended June 30, 2016 and 2015, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Results of Operations
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
The following table sets forth selected consolidated statement of income data for the three months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30, 2016	% of total revenue	Three Months Ended June 30, 2015	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$301,126	72.1%	$284,576	70.3%	$16,550	5.8%
International	116,779	27.9%	120,029	29.7%	(3,250)	(2.7)%
Total revenues, net	417,905	100.0%	404,605	100.0%	13,300	3.3%
Consolidated operating expenses:
Merchant commissions	22,308	5.3%	21,725	5.4%	583	2.7%
Processing	80,691	19.3%	74,564	18.4%	6,127	8.2%
Selling	31,947	7.6%	27,297	6.7%	4,650	17.0%
General and administrative	63,586	15.2%	63,388	15.7%	198	0.3%
Depreciation and amortization	48,436	11.6%	48,827	12.1%	(391)	(0.8)%
Other operating, net	(231)	(0.1)%	(347)	(0.1)%	116	33.4%
Operating income	171,168	41.0%	169,151	41.8%	2,017	1.2%
Equity method investment (income) loss	(7,184)	(1.7)%	5,118	1.3%	(12,302)	(240.4)%
Other expense, net	104	—%	653	0.2%	(549)	(84.1)%
Interest expense, net	15,900	3.8%	18,089	4.5%	(2,189)	(12.1)%
Provision for income taxes	48,163	11.5%	46,613	11.5%	1,550	3.3%
Net income	$114,185	27.3%	$98,678	24.4%	$15,507	15.7%
Operating income for segments:
North America	$117,611		$109,584		$8,027	7.3%
International	53,557		59,567		(6,010)	(10.1)%
Operating income	$171,168		$169,151		$2,017	1.2%
Operating margin for segments:
North America	39.1%		38.5%		0.6%
International	45.9%		49.6%		(3.7)%
Total	41.0%		41.8%		(0.8)%
The sum of the columns and rows may not calculate due to rounding.

Revenues and revenue per transaction
Our consolidated revenues increased from $404.6 million in the three months ended June 30, 2015 to $417.9 million in the three months ended June 30, 2016, an increase of $13.3 million, or 3.3%. The increase in our consolidated revenue was primarily due to:

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting the organic growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated segment revenue for the three months ended June 30, 2016 over the comparable period in 2015 by approximately $25 million. We believe the impact of lower fuel prices, primarily in the U.S., and lower fuel spread margins, had an unfavorable impact on consolidated revenues of approximately $15 million. Additionally, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $10 million due to unfavorable fluctuations in rates in most geographies in the three months ended June 30, 2016 compared to 2015.

•	Excluding the negative impact of the macroeconomic environment of approximately $25 million, consolidated revenue growth was approximately 9% in the three months ended June 30, 2016 compared to 2015.
Consolidated revenue per transaction decreased from $0.93 in the three months ended June 30, 2015 to $0.90 in the three months ended June 30, 2016, a decrease of $0.03 or 3.4%. Excluding the impact of the SVS business, which has a lower revenue per transaction product and had approximately 313 million and 296 million transactions in the second quarter of 2016 and 2015, respectively, revenue per transaction for the second quarter of 2016 decreased 6.9% to $2.50 from $2.68 in the second quarter of 2015. Excluding the negative impact of the macroeconomic environment of approximately $25 million, the impact of SVS and a small international acquisition, revenue per transaction increased to approximately $2.78 in the second quarter of 2016 compared to $2.68 in 2015. Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, including fuel prices, fuel spread margins and foreign exchange rates.
North America segment revenues and revenue per transaction
North America revenues increased from $284.6 million in the three months ended June 30, 2015 to $301.1 million in the three months ended June 30, 2016, an increase of $16.6 million, or 5.8%. The increase in our North America segment revenue was primarily due to:

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting the organic growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the three months ended June 30, 2016 over the comparable period in 2015 by approximately $14 million, primarily due to the impact of lower fuel prices in the U.S. and lower fuel spread margins.

•
Excluding the negative impact of the macroeconomic environment of approximately $14 million, North America revenue growth was approximately 11% in the three months ended June 30, 2016 compared to 2015.

North America segment revenue per transaction remained constant at $0.73 in the three months ended June 30, 2016 and 2015, respectively. Revenue per transaction remained flat due to the impact of organic growth offset by the impact of lower fuel prices and lower fuel spread margins during the quarter versus the prior year quarter, as well as the impact of SVS. Excluding the impact of the SVS business, which had approximately 313 million and 296 million transactions in the second quarter of 2016 and 2015, respectively, revenue per transaction in our North America segment for the second quarter of 2016 decreased 1.5% to $2.67 from $2.71 in the second quarter of 2015. Excluding the negative impact of the macroeconomic environment of approximately $14 million and the impact of SVS, revenue per transaction increased to approximately $2.82 in the second quarter of 2016 compared to $2.71 in 2015.
International segment revenues and revenue per transaction
International segment revenues decreased from $120.0 million in the three months ended June 30, 2015 to $116.8 million in the three months ended June 30, 2016, a decrease of $3.3 million, or 2.7%. The decrease in our International segment revenue was primarily due to:

•
The impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended June 30, 2016 over the comparable period in 2015, primarily due to unfavorable fluctuations in foreign exchange rates in most geographies where we do business of approximately $10 million, as well as slightly lower fuel prices internationally.

•	The negative impact of the macroeconomic environment was partially offset by organic growth in certain of our payment programs driven by increases in both volume and revenue.

•	Excluding the negative impact of the macroeconomic environment of approximately $10 million, International revenue growth was approximately 5% in the three months ended June 30, 2016 compared to 2015.
International segment revenue per transaction decreased from $2.63 in the three months ended June 30, 2015 to $2.19 in the three months ended June 30, 2016, a decrease of $0.44 per transaction or 16.8%, due primarily to the unfavorable impact of foreign exchange rates across most of our geographies and the impact of a small tuck-in acquisition, which has a lower revenue per transaction than our other products. Excluding these negative impacts of the macroeconomic environment of approximately $10 million, and the small acquisition, our International revenue per transaction increased to approximately $2.71 in the second quarter of 2016 compared to $2.63 in 2015.

Consolidated operating expenses
Merchant commissions. Merchant commissions increased from $21.7 million in the three months ended June 30, 2015 to $22.3 million in the three months ended June 30, 2016, an increase of $0.6 million, or 2.7%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, partially offset by decreases due to the impact of fluctuations in foreign exchange rates.
Processing. Processing expenses increased from $74.6 million in the three months ended June 30, 2015 to $80.7 million in the three months ended June 30, 2016, an increase of $6.1 million, or 8.2%. Increases in processing expenses are primarily due to increased revenues and transactions, as well increased spending related to our SVS, Shell Europe and Comdata products, partially offset by the impact of fluctuations in foreign exchange rates.
Selling. Selling expenses increased from $27.3 million in the three months ended June 30, 2015 to $31.9 million in the three months ended June 30, 2016, an increase of $4.7 million, or 17.0%. Increases in spending in certain markets, including in our Shell Europe business, were partially offset by the impact of fluctuations in foreign exchange rates.
General and administrative. General and administrative expenses of $63.4 million in the three months ended June 30, 2015 were relatively flat compared to $63.6 million in the three months ended June 30, 2016. Increases in stock based compensation expense of $3.6 million were offset by the impact of fluctuations in foreign exchange rates and other cost savings.

Depreciation and amortization. Depreciation and amortization decreased slightly from $48.8 million in the three months ended June 30, 2015 to $48.4 million in the three months ended June 30, 2016, a decrease of $0.4 million. Increases due to additional capital spending were offset by the impact of fluctuations in foreign exchange rates.

Equity method investment (income) loss. Equity method investment income increased to $7.2 million in the three months ended June 30, 2016 as compared to a loss of $5.1 million in the three months ended June 30, 2015 due primarily to a non-recurring net recovery of purchase price of approximately $11 million during the second quarter of 2016.

Interest expense, net. Interest expense decreased from $18.1 million in the three months ended June 30, 2015 to $15.9 million in the three months ended June 30, 2016, a decrease of $2.2 million, or 12.1%. The decrease in interest expense is primarily due to the impact of delevering from the first quarter of 2015 through the second quarter of 2016 and overall lower interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	Three Months Ended June 30,
	2016	2015
Term loan A	1.94%	1.93%
Term loan B	3.75%	3.75%
Domestic Revolver A	2.00%	1.93%
Foreign Revolver A	—%	2.25%
Foreign swing line	—%	2.23%
The average unused credit facility fee for Domestic Revolver A was 0.30% and 0.35% in the three month period ending June 30, 2016 and 2015, respectively.
Provision for income taxes. The provision for income taxes increased from $46.6 million in the three months ended June 30, 2015 to $48.2 million in the three months ended June 30, 2016, an increase of $1.6 million, or 3.3%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 32.1% for three months ended June 30, 2015 to 29.7% for the three months ended June 30, 2016. The decrease in the effective tax rate was due primarily to a one-time net gain recorded by our equity method investment, which favorably impacted pre-tax earnings but was not subject to U.S. income taxes. In addition, the impact of U.S. tax planning initiatives that were implemented in the third and fourth quarters of 2015, favorably impacted our tax rate.
We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income. For the reasons discussed above, our net income increased from $98.7 million in the three months ended June 30, 2015 to $114.2 million in the three months ended June 30, 2016, an increase of $15.5 million, or 15.7%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $169.2 million in the three months ended June 30, 2015 to $171.2 million in the three months ended June 30, 2016, an increase of $2.0 million, or 1.2%. Our operating margin was 41.8% and 41.0% for the three months ended June 30, 2015 and 2016, respectively. The increase in operating income was primarily due to organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $19 million, driven by lower fuel prices and spreads and unfavorable fluctuations in the foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $109.6 million in the three months ended June 30, 2015 to $117.6 million in the three months ended June 30, 2016, an increase of $8.0 million, or 7.3%. North America operating margin was 38.5% and 39.1% for the three months ended June 30, 2015 and 2016, respectively. The increase in operating income was due primarily to organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $14 million, driven by lower fuel prices and spreads.

International segment operating income. International operating income decreased from $59.6 million in the three months ended June 30, 2015 to $53.6 million in the three months ended June 30, 2016, a decrease of $6.0 million, or 10.1%. International operating margin was 49.6% and 45.9% for the three months ended June 30, 2015 and 2016, respectively. The decrease in operating income was due primarily to the negative impact of the macroeconomic environment of approximately $5 million.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
The following table sets forth selected consolidated statement of income data for the six months ended June 30, 2016 and 2015 (in thousands).

	Six Months Ended June 30, 2016	% of total revenue	Six Months Ended June 30, 2015	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$604,674	72.7%	$583,389	71.1%	$21,285	3.6%
International	227,493	27.3%	237,382	28.9%	(9,889)	(4.2)%
Total revenues, net	832,167	100.0%	820,771	100.0%	11,396	1.4%
Consolidated operating expenses:
Merchant commissions	50,541	6.1%	49,051	6.0%	1,490	3.0%
Processing	160,505	19.3%	155,920	19.0%	4,585	2.9%
Selling	58,500	7.0%	53,628	6.5%	4,872	9.1%
General and administrative	131,180	15.8%	133,110	16.2%	(1,930)	(1.4)%
Depreciation and amortization	84,764	10.2%	96,909	11.8%	(12,145)	(12.5)%
Other operating, net	(446)	(0.1)%	(772)	(0.1)%	326	42.2%
Operating income	347,123	41.7%	332,925	40.6%	14,198	4.3%
Equity method investment (income) loss	(4,991)	(0.6)%	7,818	1.0%	(12,809)	(163.8)%
Other expense, net	763	0.1%	2,513	0.3%	(1,750)	(69.6)%
Interest expense, net	32,091	3.9%	37,655	4.6%	(5,564)	(14.8)%
Provision for income taxes	95,103	11.4%	92,108	11.2%	2,995	3.3%
Net income	$224,157	26.9%	$192,831	23.5%	$31,326	16.2%
Operating income for segments:
North America	$231,461		$219,350		$12,111	5.5%
International	115,662		113,575		2,087	1.8%
Operating income	$347,123		$332,925		$14,198	4.3%
Operating margin for segments:
North America	38.3%		37.6%		0.7%
International	50.8%		47.8%		3.0%
Total	41.7%		40.6%		1.1%

The sum of the columns and rows may not calculate due to rounding.

Revenues and revenue per transaction
Our consolidated revenues increased from $820.8 million in the six months ended June 30, 2015 to $832.2 million in the six months ended June 30, 2016, an increase of $11.4 million, or 1.4%. The increase in our consolidated revenue was primarily due to:

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Organic growth of our consolidated revenues was partially offset by the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated segment revenue for the six months ended June 30, 2016 over the comparable period in 2015 of approximately $62 million. We believe the impact of lower fuel prices, primarily in the U.S., and lower fuel spread margins, had an unfavorable impact on consolidated revenues of approximately $40 million.

Additionally, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $23 million due to unfavorable fluctuations in rates in most geographies in the six months ended June 30, 2016 compared to 2015.
Consolidated revenue per transaction decreased from $0.95 in the six months ended June 30, 2015 to $0.87 in the six months ended June 30, 2016, a decrease of $0.07 or 7.7%. Excluding the impact of the SVS business, which had approximately 655 million and 597 million transactions in the first half of 2016 and 2015, respectively, revenue per transaction for the first half of 2016 decreased 8.6% to $2.53 from $2.77 in the first half of 2015. Excluding the negative impact of the macroeconomic environment of approximately $62 million, the impact of SVS and a small international acquisition, revenue per transaction increased to approximately $2.87 in the first half of 2016 compared to $2.77 in 2015.
North America segment revenues and revenue per transaction
North America revenues increased from $583.4 million in the six months ended June 30, 2015 to $604.7 million in the six months ended June 30, 2016, an increase of $21.3 million, or 3.6%. The increase in our North America segment revenue was primarily due to:

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
The impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the six months ended June 30, 2016 over the comparable period in 2015 by approximately $39 million, primarily due to the impact of lower fuel prices in the U.S. and lower fuel spread margins.

•	Excluding the negative impact of the macroeconomic environment of approximately $39 million, North America revenue growth was approximately 10% in the six months ended June 30, 2016 compared to 2015.

North America segment revenue per transaction decreased from $0.75 in the six months ended June 30, 2015 to $0.71 in the six months ended June 30, 2016, a decrease of $0.04 or 5.2%. Revenue per transaction decreased primarily due to lower fuel prices and lower fuel spread margins during the first half of 2016 versus the first half of 2015, as well as the impact of SVS. Excluding the impact of the SVS business, which had approximately 655 million and 597 million transactions in the first half of 2016 and 2015, respectively, revenue per transaction in our North America segment for the first half of 2016 decreased 4.6% to $2.74 from $2.88 in the first half of 2015. Excluding the negative impact of the macroeconomic environment of approximately $39 million and the impact of SVS, revenue per transaction increased to approximately $2.95 in the first half of 2016 compared to $2.88 in 2015.
International segment revenues and revenue per transaction
International segment revenues decreased from $237.4 million in the six months ended June 30, 2015 to $227.5 million in the six months ended June 30, 2016, a decrease of $9.9 million, or 4.2%. The decrease in our International segment revenue was primarily due to:

•
The impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the six months ended June 30, 2016 over the comparable period in 2015, primarily due to unfavorable fluctuations in foreign exchange rates in most geographies where we do business of approximately $24 million, as well as slightly lower fuel prices internationally.

•	The negative impact of the macroeconomic environment was partially offset by organic growth in certain of our payment programs driven by increases in both volume and revenue.

•	Excluding the negative impact of the macroeconomic environment of approximately $24 million, International revenue growth was approximately 6% in the six months ended June 30, 2016 compared to 2015.
International segment revenue per transaction decreased from $2.57 in the six months ended June 30, 2015 to $2.15 in the six months ended June 30, 2016, a decrease of $0.42 per transaction or 16.4%, due primarily to the unfavorable impact of foreign exchange rates across most of our geographies and the impact of a small tuck-in acquisition, which has a lower revenue per transaction than our other products. Excluding these negative impacts of the macroeconomic environment of approximately $24 million, as well as the small acquisition, our International revenue per transaction increased to approximately $2.72 in the first half of 2016 compared to $2.57 in 2015.
Consolidated operating expenses
Merchant commissions. Merchant commissions increased from $49.1 million in the six months ended June 30, 2015 to $50.5 million in the six months ended June 30, 2016, an increase of $1.5 million, or 3.0%. This increase was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, partially offset by decreases due to the impact of fluctuations in foreign exchange rates.
Processing. Processing expenses increased from $155.9 million in the six months ended June 30, 2015 to $160.5 million in the six months ended June 30, 2016, an increase of $4.6 million, or 2.9%. Increases in processing expenses are primarily due to increased revenues and transactions, as well increased spending related to our SVS, Shell Europe and Comdata products, partially offset by the impact of fluctuations in foreign exchange rates.
Selling. Selling expenses increased from $53.6 million in the six months ended June 30, 2015 to $58.5 million in the six months ended June 30, 2016, an increase of $4.9 million, or 9.1%. Increases in spending in certain markets, including in our Shell Europe business, were partially offset by the impact of fluctuations in foreign exchange rates.
General and administrative. General and administrative expenses decreased slightly from $133.1 million in the six months ended June 30, 2015 to $131.2 million in the six months ended June 30, 2016, a decrease of $1.9 million, or 1.4%, primarily due to the impact of fluctuations in foreign exchange rates. These decreases were partially offset by increased stock based compensation of $1.7 million over the comparable period in 2015.

Depreciation and amortization. Depreciation and amortization decreased from $96.9 million in the six months ended June 30, 2015 to $84.8 million in the six months ended June 30, 2016, a decrease of $12.1 million, or 12.5%. The decrease was due to movements in and adjustments from changes in foreign exchange rates of approximately $13.5 million.

Equity method investment (income) loss. Equity method investment income increased to $5.0 million in the six months ended June 30, 2016 as compared to a loss of $7.8 million in the six months ended June 30, 2015 due primarily to a non-recurring net recovery of purchase price of approximately $11 million during the second quarter of 2016.

Interest expense, net. Interest expense decreased from $37.7 million in the six months ended June 30, 2015 to $32.1 million in the six months ended June 30, 2016, a decrease of $5.6 million, or 14.8%. The decrease in interest expense is primarily due to the impact of delevering from the first quarter of 2015 through the second quarter of 2016 and overall lower interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	Six Months Ended June 30,
	2016	2015
Term loan A	1.94%	2.01%
Term loan B	3.75%	3.75%
Domestic Revolver A	1.96%	2.01%
Foreign Revolver A	—%	2.36%
Foreign swing line	—%	2.31%
The average unused credit facility fee for Domestic Revolver A was 0.30% and 0.37% in the six month period ending June 30, 2016 and 2015, respectively.
Provision for income taxes. The provision for income taxes increased from $92.1 million in the six months ended June 30, 2015 to $95.1 million in the six months ended June 30, 2016, an increase of $3.0 million, or 3.3%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 32.3% for six months ended June 30, 2015 to 29.8% for the six months ended June 30, 2016. The decrease in the effective tax rate was due primarily to a one-time net gain recorded by our equity method investment, which favorably impacted pre-tax earnings but was not subject to U.S. income taxes. In addition, the impact of U.S. tax planning initiatives that were implemented in the third and fourth quarters of 2015, favorably impacted our tax rate.
We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $192.8 million in the six months ended June 30, 2015 to $224.2 million in the six months ended June 30, 2016, an increase of $31.3 million, or 16.2%.

Operating income and operating margin
Consolidated operating income. Operating income increased from $332.9 million in the six months ended June 30, 2015 to $347.1 million in the six months ended June 30, 2016, an increase of $14.2 million, or 4.3%. Our operating margin was 40.6% and 41.7% for the six months ended June 30, 2015 and 2016, respectively. The increase in operating income was primarily due to organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $49 million, driven by lower fuel prices and spreads and unfavorable fluctuations in foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $219.4 million in the six months ended June 30, 2015 to $231.5 million in the six months ended June 30, 2016, an increase of $12.1 million, or 5.5%. North America operating margin was 37.6% and 38.3% for the six months ended June 30, 2015 and 2016, respectively. The increase in operating income was due primarily to organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $39 million, driven by lower fuel prices and spreads.

International segment operating income. International operating income increased from $113.6 million in the six months ended June 30, 2015 to $115.7 million in the six months ended June 30, 2016, an increase of $2.1 million, or 1.8%. International operating margin was 47.8% and 50.8% for the six months ended June 30, 2015 and 2016, respectively. The decrease in operating income was due primarily to the negative impact of the macroeconomic environment of approximately $10 million.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital needs, tax and capital expenditure needs.
Sources of liquidity
At June 30, 2016, our cash balances totaled $649.1 million, with approximately $156.0 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.
At June 30, 2016, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $339.9 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our charge card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2016, we had the ability to generate approximately $8 million of additional liquidity under our Securitization Facility. At June 30, 2016, we had approximately $1,025 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash provided by operating activities	$208.9	$198.4
Net cash used in investing activities	(37.9)	(24.2)
Net cash used in financing activities	(118.3)	(253.3)
Operating activities. Net cash provided by operating activities increased from $198.4 million million in the six months ended June 30, 2015 to $208.9 million in the six months ended June 30, 2016. The increase is primarily due to additional net income of $31.3 million during the six months ended June 30, 2016 over the comparable period in 2015, a one-time nonrecurring net gain recorded by our equity method investment of approximately $11 million, partially offset by changes in working capital. Fluctuations in receivables and payables, which affect working capital the most significantly, are largely due to timing of month end transactions and volume.
Investing activities. Net cash used in investing activities increased from $24.2 million in the six months ended June 30, 2015 to $37.9 million in the six months ended June 30, 2016. This increase is primarily due to cash used for capital expenditures and acquisitions, including equity method investments, in the six months ended June 30, 2016 over the comparable period in 2015.
Financing activities. Net cash used in financing activities decreased from $253.3 million in the six months ended June 30, 2015 to $118.3 million in the six months ended June 30, 2016. The decrease is primarily due to a reduction in net payments of $117 million on our Credit Facility, a reduction in payments on contingent consideration arrangements of $39.8 million and an increase in borrowings on our Securitization Facility of $10 million, each in the six months ended June 30, 2016 over the comparable period in 2015. The decrease was partially offset by repurchases of our common stock of $26 million during the second quarter of 2016 under our stock repurchase program.
Capital spending summary
Our capital expenditures increased from $16.2 million in the six months ended June 30, 2015 to $24.8 million in the six months ended June 30, 2016, an increase of $8.5 million, or 52.5%. This increase is primarily due to increased spending on strategic projects, including continued investment in our GFN application.
Credit Facility
We are party to a $3.355 billion Credit Agreement (the “Credit Facility”) with a syndicate of banks, which we originally entered into on October 24, 2014. The Credit Facility provides for (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. The Credit Facility also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of June 30, 2016, we were in compliance with each of the covenants under the Credit Facility.
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
At June 30, 2016, we had $1,868.5 million in borrowings outstanding on term loan A, $246.3 million in borrowings outstanding on term loan B and $10.0 million in borrowings outstanding on the domestic revolving A facility. Unamortized debt discounts are $6.1 million at June 30, 2016. During the six months ended June 30, 2016, we made principal payments of $50.5 million on the term loan A, $1.3 million on the term loan B and $290 million on the domestic revolving A facility.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated as of December 1, 2015. We refer to this arrangement as the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.51% plus 0.90% and 0.43% plus 0.90% as of June 30, 2016 and December 31, 2015, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2016 and December 31, 2015, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2016.

Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $5.2 million, which are payable in the next twelve months.

Acquisition of STP Expected to Close Third Quarter of 2016

On March 14, 2016, we signed a definitive agreement to acquire all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), from a shareholder group including concessionaires CCR S.A., and Arteris S.A., Raizen Combustiveis S.A. (a joint venture between Shell and Cosan), and others (the “Acquisition”). STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition is to strengthen our presence in the Brazilian marketplace. The transaction price is denominated in Reals and is stated in the agreement at R$4.086 billion, which is subject to adjustment through closing. We anticipate the price at closing to be approximately R$4.4 billion, including adjustments, or approximately US$1.36 billion at exchange rates at June 30, 2016. We plan to finance the acquisition using a combination of existing cash and borrowings under our existing Credit Facility. We received regulatory approvals for the acquisition in August 2016 and expect to close the acquisition in the third quarter of 2016.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program under which we may begin purchasing up to an aggregate of $500 million of the Company's common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as we deem appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information we may possess. Any repurchases are expected to be funded by available cash flow from the business and working capital. There were 191,291 shares totaling $26.0 million repurchased under the Program during the three months ended June 30, 2016.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2016, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2015. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net	$417,905	$404,605	$832,167	$820,771
Merchant commissions	(22,308)	(21,725)	(50,541)	(49,051)
Total adjusted revenues	$395,597	$382,880	$781,626	$771,720

Adjusted net income and adjusted net income per diluted share
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to share-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) our proportionate share of amortization of intangible assets at our equity method investment, and (e) a non-recurring net gain at our equity method investment.
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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$114,185	$98,678	$224,157	$192,831
Net income per diluted share	1.21	1.05	2.37	2.05
Stock based compensation	17,434	13,549	32,620	30,500
Amortization of intangible assets	38,752	40,415	66,114	80,186
Amortization of premium on receivables	1,349	814	2,339	1,627
Amortization of deferred financing costs and discounts	1,829	1,773	3,651	3,517
Amortization of intangibles at equity method investment	2,824	2,667	5,127	5,372
Non-recurring net gain at equity method investment	(10,845)	—	(10,845)	—
Total pre-tax adjustments	51,343	59,218	99,006	121,202
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(18,427)	(18,999)	(31,809)	(39,179)
Adjusted net income	$147,101	$138,898	$291,354	$274,854
Adjusted net income per diluted share	$1.56	$1.48	$3.09	$2.92
Diluted shares	94,549	94,050	94,437	93,992
1Excludes the results of our equity method investment on our effective tax rate, as results from our equity method investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our equity method investment reversed during 2016.
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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's recent referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
As of June 30, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may begin purchasing up to an aggregate of $500 million of the Company's common stock over the next 18 months. The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2016 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
June 1, 2016 through June 30, 2016	191,291	$136.09	191,291	$473,967

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2016.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey