Form 10-Q
period 2016-09-30
FLEETCOR TECHNOLOGIES INC
filed 2016-11-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock, $0.001 par value	92,791,739

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Month Periods Ended September 30, 2016

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FleetCor Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$405,435	$447,152
Restricted cash	199,319	167,492
Accounts receivable (less allowance for doubtful accounts of $30,072 and $21,903 at September 30, 2016 and December 31, 2015, respectively)	1,334,686	638,954
Securitized accounts receivable—restricted for securitization investors	656,000	614,000
Prepaid expenses and other current assets	80,837	68,113
Deferred income taxes	8,879	8,913
Total current assets	2,685,156	1,944,624
Property and equipment	251,394	163,569
Less accumulated depreciation and amortization	(106,908)	(82,809)
Net property and equipment	144,486	80,760
Goodwill	4,183,981	3,546,034
Other intangibles, net	2,758,877	2,183,595
Equity method investment	79,717	76,568
Other assets	63,837	58,225
Total assets	$9,916,054	$7,889,806
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,230,339	$669,528
Accrued expenses	206,386	150,677
Customer deposits	595,405	507,233
Securitization facility	656,000	614,000
Current portion of notes payable and other obligations	727,763	261,100
Other current liabilities	39,080	44,936
Total current liabilities	3,454,973	2,247,474
Notes payable and other obligations, less current portion	2,552,357	2,059,900
Deferred income taxes	692,221	713,428
Other noncurrent liabilities	37,982	38,957
Total noncurrent liabilities	3,282,560	2,812,285
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 121,188,761 shares issued and 92,765,739 shares outstanding at September 30, 2016; and 120,539,041 shares issued and 92,376,335 shares outstanding at December 31, 2015	121	121
Additional paid-in capital	2,057,562	1,988,917
Retained earnings	2,123,297	1,766,336
Accumulated other comprehensive loss	(612,150)	(570,811)
Less treasury stock, 28,423,022 and 28,162,706 shares at September 30, 2016 and December 31, 2015, respectively	(390,309)	(354,516)
Total stockholders’ equity	3,178,521	2,830,047
Total liabilities and stockholders’ equity	$9,916,054	$7,889,806
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net	$484,426	$451,493	$1,316,593	$1,272,264
Expenses:
Merchant commissions	28,214	31,726	78,755	80,777
Processing	96,233	90,959	256,738	246,879
Selling	34,180	27,383	92,680	81,011
General and administrative	77,904	66,142	209,084	199,252
Depreciation and amortization	57,084	48,526	141,848	145,435
Other operating, net	(244)	(1,703)	(690)	(2,475)
Operating income	191,055	188,460	538,178	521,385
Equity method investment loss (income)	2,744	6,108	(2,247)	13,926
Other expense (income), net	293	(168)	1,056	2,345
Interest expense, net	17,814	17,163	49,905	54,818
Total other expense	20,851	23,103	48,714	71,089
Income before income taxes	170,204	165,357	489,464	450,296
Provision for income taxes	40,586	48,587	132,503	140,695
Net income	$129,618	$116,770	$356,961	$309,601
Earnings per share:
Basic earnings per share	$1.40	$1.27	$3.85	$3.37
Diluted earnings per share	$1.36	$1.24	$3.75	$3.29
Weighted average shares outstanding:
Basic weighted average shares outstanding	92,631	92,110	92,604	91,923
Diluted weighted average shares outstanding	95,307	94,157	95,204	94,069
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$129,618	$116,770	$356,961	$309,601
Other comprehensive loss:
Foreign currency translation loss, net of tax	(52,409)	(163,030)	(41,339)	(263,968)
Total other comprehensive loss	(52,409)	(163,030)	(41,339)	(263,968)
Total comprehensive income (loss)	$77,209	$(46,260)	$315,622	$45,633
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$356,961	$309,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,706	22,941
Stock-based compensation	50,025	44,387
Provision for losses on accounts receivable	24,512	18,287
Amortization of deferred financing costs and discounts	5,568	5,295
Amortization of intangible assets	112,455	120,055
Amortization of premium on receivables	3,687	2,439
Deferred income taxes	(23,566)	(27,640)
Equity method investment (income) loss	(2,247)	13,926
Other non-cash operating income	(690)	(2,476)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(28,744)	5,697
Accounts receivable	(527,255)	(71,310)
Prepaid expenses and other current assets	(1,291)	2,724
Other assets	(9,115)	(3,297)
Excess tax benefits related to stock-based compensation	—	(24,455)
Accounts payable, accrued expenses and customer deposits	418,280	108,278
Net cash provided by operating activities	404,286	524,452
Investing activities
Acquisitions, net of cash acquired	(1,331,079)	(9,239)
Purchases of property and equipment	(41,877)	(29,526)
Other	1,411	(7,782)
Net cash used in investing activities	(1,371,545)	(46,547)
Financing activities
Excess tax benefits related to stock-based compensation	—	24,455
Proceeds from issuance of common stock	18,620	13,977
Repurchase of common stock	(35,492)	—
Borrowings (payments) on securitization facility, net	42,000	(10,000)
Deferred financing costs paid	(2,272)	—
Borrowings from notes payable	600,000	—
Principal payments on notes payable	(85,125)	(77,625)
Borrowings from revolver – A Facility	1,105,107	—
Payments on revolver – A Facility	(670,940)	(411,818)
Borrowings (payments) on swing line of credit, net	5,188	(601)
Payment of contingent consideration	—	(40,310)
Other	(673)	(342)
Net cash provided by (used in) financing activities	976,413	(502,264)
Effect of foreign currency exchange rates on cash	(50,871)	(30,320)
Net decrease in cash and cash equivalents	(41,717)	(54,679)
Cash and cash equivalents, beginning of period	447,152	477,069
Cash and cash equivalents, end of period	$405,435	$422,390
Supplemental cash flow information
Cash paid for interest	$48,525	$55,959
Cash paid for income taxes	$79,599	$47,339

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2016
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $0.7 million for the three months ended September 30, 2016 and no foreign exchange losses or gains for the three months ended September 30, 2015. The Company recognized foreign exchange losses of $1.5 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income.
Revision of Previously Issued Financial Statements
As discussed in footnote 2 to the Company's 2015 consolidated financial statements, the Company corrected a misstatement in other comprehensive income to properly reflect the translation of goodwill and certain acquired intangible assets. Other comprehensive income for the three and nine months ended September 30, 2015 has been revised from our previously reported loss of $89.5 million and $175.7 million, respectively, to be consistent with the presentation in the December 31, 2015 financial statements. The Company does not believe this revision is material to any prior period financial statements.
Certain amounts related to transactions with our equity method investment have been reclassified to conform to current period presentation in the Consolidated Statements of Cash Flows within investing activities.
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus

Net)”, which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing", which clarifies the accounting for intellectual property licenses and identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting", which rescinds certain SEC guidance in response to announcements made by the SEC staff at the EITF's March 3, 2016 meeting and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the guidance on collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and contract modifications and completed contracts at transition. Additionally, ASU 2016-12 clarifies that entities electing the full retrospective transition method would no longer be required to disclose the effect of the change in accounting principle on the period of adoption; however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted. These ASUs are effective for the Company for reporting periods beginning after December 15, 2017, but permit companies the option to adopt as of the original effective date. The Company is currently evaluating the impact of the provisions of ASC 606. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company anticipates selecting the modified retrospective method during transition and is currently evaluating the impact of the provisions of ASC 606 on the results of operations, financial condition, and cash flows.
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
Simplification of Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption of this ASU in 2017 is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
Accounting for Employee Stock-Based Payment
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which requires excess tax benefits recognized on stock-based compensation expense be reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis. ASU 2016-09 also requires excess tax benefits recognized on stock-based compensation expense be classified as an operating activity in the consolidated statements of cash flows rather than a financing activity. Companies can elect to apply this provision retrospectively or prospectively. ASU 2016-09 also requires entities to elect whether to account for forfeitures as they occur or estimate expected forfeitures over the course of a vesting period. This ASU is effective for the Company for annual periods beginning after December 15, 2016. Early adoption is permitted.
During the third quarter of 2016, the Company elected to early adopt ASU 2016-09. The adoption of this ASU resulted in excess tax benefits being recorded as a reduction of income tax expense prospectively for all periods during 2016, rather than additional paid in capital, and an increase in the number of dilutive shares outstanding at the end of each period, which resulted in an increase to diluted earnings per share during the respective period. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows on a prospective basis within changes in accounts payable, accrued expenses and customer deposits. In accordance with ASU 2016-09, prior periods related to the classification of excess tax benefits have not been adjusted. The Company also elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, the net cumulative effect of this change was not material.
The following table shows the impact of retrospectively applying ASU 2016-09 to the previously issued consolidated statements of operations for the three month period ended March 31 and the three and six month periods ended June 30 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast	As Previously Reported	Adjustments	As Recast
Income before income taxes	$156,912	$—	$156,912	$162,348	$—	$162,348
Provision for income taxes	46,940	(1,118)	45,822	48,163	(2,068)	46,095
Net income	$109,972	$1,118	$111,090	$114,185	$2,068	$116,253

Earnings per share:
Basic earnings per share	$1.19	$0.01	$1.20	$1.23	$0.02	$1.25
Diluted earnings per share	$1.17	$—	$1.17	$1.21	$0.01	$1.22

Weighted average common shares outstanding:
Basic	92,516	—	92,516	92,665	—	92,665
Diluted	94,329	701	95,030	94,549	729	95,279

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast
Income before income taxes	$319,260	$—	$319,260
Provision for income taxes	95,103	(3,186)	$91,917
Net income	$224,157	$3,186	$227,343

Earnings per share:
Basic earnings per share	$2.42	$0.04	$2.46
Diluted earnings per share	$2.37	$0.02	$2.39

Weighted average common shares outstanding:
Basic	92,591	—	92,591
Diluted	94,433	703	95,137
The following table shows the impact of retrospectively applying this guidance to the Consolidated Statement of Cash flows for the three months ended March 31, 2016 and six months ended June 30, 2016 (in thousands):
.

	Three Months Ended March 31, 2016			Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast	As Previously Reported	Adjustments	As Recast
Net cash provided by operating activities	$121,505	$1,118	$122,623	$208,856	$3,186	$212,042
Net cash used in investing activities	(20,745)	—	(20,745)	(37,924)	—	(37,924)
Net cash used in financing activities	(157,389)	(1,118)	(158,507)	(118,303)	(3,186)	(121,489)
Effect of foreign currency exchange rates on cash	8,795	—	8,795	(6,696)	—	(6,696)
Net (decrease) increase in cash	$(47,834)	$—	$(47,834)	$45,933	$—	$45,933

Cash Flow Classification
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends the guidance in ASC 230, Statement of Cash Flows. This amended guidance reduces the diversity in practice that has resulted from the lack of consistent principles related to the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Gross domestic accounts receivable	$627,138	$338,275
Gross domestic securitized accounts receivable	656,000	614,000
Gross foreign receivables	737,620	322,582
Total gross receivables	2,020,758	1,274,857
Less allowance for doubtful accounts	(30,072)	(21,903)
Net accounts and securitized accounts receivable	$1,990,686	$1,252,954

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for nine months ended September 30 is as follows (in thousands):

	2016	2015
Allowance for doubtful accounts beginning of period	$21,903	$23,842
Provision for bad debts	24,512	18,287
Write-offs	(16,343)	(19,586)
Allowance for doubtful accounts end of period	$30,072	$22,543

Foreign receivables are not included in the Company’s accounts receivable securitization program. At September 30, 2016 and December 31, 2015, there was $656 million and $614 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of September 30, 2016 and December 31, 2015, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Repurchase agreements	$142,379	$—	$142,379	$—
Money market	55,159	—	55,159	—
Certificates of deposit	46	—	46	—
Total cash equivalents	$197,584	$—	$197,584	$—

December 31, 2015
Assets:
Repurchase agreements	$144,082	$—	$144,082	$—
Money market	55,062	—	55,062	—
Certificates of deposit	9,373	—	9,373	—
Total cash equivalents	$208,517	$—	$208,517	$—

The Company has highly liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions'

month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short term nature of these instruments, the carrying value approximates fair value.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2016 and 2015.
The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis include those in connection with periodic testing for impairment include property, plant and equipment, equity method investment, goodwill and other intangible assets. While completing the preliminary acquisition accounting in 2016, the Company generally uses projected cash flows, discounted as appropriate, to estimate the fair values of the assets acquired and liabilities assumed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
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
4. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may begin purchasing up to an aggregate of $500 million of its common stock over the following 18 month period. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information that the Company may possess. Any repurchases are expected to be funded by available cash flow from the business and working capital. There were 259,145 shares totaling $35.5 million repurchased under the Program during the nine months ended September 30, 2016.
5. Stock-Based Compensation
The Company has Stock Incentive Plans (the "Plans") pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to stock-based payments recognized for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$8,304	$4,348	$25,942	$13,190
Restricted stock	9,101	9,539	24,083	31,197
Stock-based compensation	$17,405	$13,887	$50,025	$44,387
The tax benefits recorded on stock based compensation were $28.4 million and $13.9 million for the nine month periods ended September 30, 2016 and 2015, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2016 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$50,191	1.39
Restricted stock	10,090	0.44
Total	$60,281
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

The following summarizes the changes in the number of shares of common stock under option for the nine month period ended September 30, 2016 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,003	$72.72	2,545	$26.82		$351,277
Granted	1,418	122.88			$26.27
Exercised	(431)	43.17				56,330
Forfeited	(137)	140.67
Outstanding at September 30, 2016	5,853	$85.43	3,240	$47.84		$516,756
Expected to vest as of September 30, 2016	5,853	$85.43
The aggregate intrinsic value of stock options exercisable at September 30, 2016 was $407.9 million. The weighted average remaining contractual term of options exercisable at September 30, 2016 was 5.1 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the nine months ended September 30, 2016 and 2015, with the following weighted-average assumptions for grants or modifications during the period:

	September 30
	2016	2015
Risk-free interest rate	1.09%	1.27%
Dividend yield	—	—
Expected volatility	27.37%	27.71%
Expected life (in years)	3.4	3.8
Restricted Stock
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time or performance, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one year.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	497	$149.40
Granted	131	126.31
Vested	(227)	151.68
Cancelled	(42)	145.56
Outstanding at September 30, 2016	359	$142.48
6. Acquisitions
2016 Acquisitions

During the nine months ended September 30, 2016, the Company completed acquisitions with an aggregate purchase price of $1.33 billion, net of cash acquired of $51.4 million, which includes deferred payments made during the period related to prior acquisitions of $5.3 million.
During the nine months ended September 30, 2016, the Company made additional investments of $7.9 million related to its equity method investment at Masternaut Group Holdings Limited ("Masternaut"). Additionally, during the nine months ended September 30, 2016, the Company recorded an approximately $9.3 million non-recurring gain recorded within operating results related to its investment at Masternaut.

STP

On August 31, 2016, the Company acquired all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), for approximately $1.25 billion, net of cash acquired of $40.3 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to enter the toll market in Brazil.The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. Results from the acquired business have been reported in the Company's international segment since the date of acquisition. The following table summarizes the preliminary acquisition accounting for STP (in thousands):

Trade and other receivables	$238,997
Prepaid expenses and other	5,163
Deferred tax assets	2,353
Property and equipment	46,024
Other long term assets	1,029
Goodwill	621,741
Customer relationships and other identifiable intangible assets	642,012
Deferred tax liabilities	(4,905)
Liabilities assumed	(303,369)
Aggregate purchase price	$1,249,045

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	4-10	$642,012
		$642,012
The purchase price allocation related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets, income taxes, certain acquired contingencies and the working capital adjustment period remains open. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and STP and assembled workforce. The allocation of the goodwill to the reporting units has not been completed. The goodwill acquired with this business is expected to be deductible for tax purposes.

Other

During the nine months ended September 30, 2016, the Company acquired additional fuel card portfolios in the U.S. and the United Kingdom, additional Shell fuel card markets in Europe and Travelcard in the Netherlands totaling approximately $76.7 million, net of cash acquired of $11.1 million. The following table summarizes the preliminary acquisition accounting for these acquisitions (in thousands):

Trade and other receivables	$27,810
Prepaid expenses and other	5,097
Property and equipment	992
Goodwill	21,820
Other intangible assets	63,410
Deferred tax asset	146
Liabilities assumed	(42,541)
Aggregate purchase prices	$76,734
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	10-20	$63,410
		$63,410
The other 2016 acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements. The accounting for certain of these acquisitions is preliminary as the Company is still completing the valuation of intangible assets, income taxes and evaluation of acquired contingencies.

2015 Acquisitions

During 2015, the Company completed acquisitions of Shell portfolios related to its fuel card businesses in Europe, as well as a small acquisition internationally, with an aggregate purchase price of $46.3 million, made additional investments of $8.4 million related to Masternaut and deferred payments of $3.4 million related to acquisitions occurring in prior years.

The following table summarizes the acquisition accounting for the acquisitions completed during 2015 (in thousands):

Trade and other receivables	$521
Prepaid expenses and other	996
Property and equipment	197
Goodwill	9,561
Other intangible assets	39,791
Deferred tax liabilities	(2,331)
Liabilities assumed	(2,437)
Aggregate purchase prices	$46,298

The fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	14-20	$39,791
		$39,791
The 2015 acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.
7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2015	Acquisitions/ Dispositions	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2016
Segment
North America	$2,640,409	$—	$—	$—	$2,640,409
International	905,625	642,876	163	(5,092)	1,543,572
	$3,546,034	$642,876	$163	$(5,092)	$4,183,981
As of September 30, 2016 and December 31, 2015, other intangible assets consisted of the following (in thousands):

		September 30, 2016			December 31, 2015
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	15.8	$2,760,942	$(418,166)	$2,342,776	$2,071,928	$(329,664)	$1,742,264
Trade names and trademarks—indefinite lived	N/A	320,408	—	320,408	318,048	—	318,048
Trade names and trademarks—other	14.4	2,825	(1,986)	839	3,067	(2,058)	1,009
Software	5.1	167,573	(76,851)	90,722	170,085	(54,250)	115,835
Non-compete agreements	4.8	14,326	(10,194)	4,132	15,209	(8,770)	6,439
Total other intangibles		$3,266,074	$(507,197)	$2,758,877	$2,578,337	$(394,742)	$2,183,595
Changes in foreign exchange rates resulted in a $18.0 million decrease to the carrying values of other intangible assets in the nine months ended September 30, 2016. Amortization expense related to intangible assets for the nine months ended September 30, 2016 and 2015 was $112.5 million and $120.1 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2016	December 31, 2015
Term notes payable—domestic(a), net of discounts	$2,671,875	$2,157,376
Revolving line of credit A Facility—domestic(a)	430,000	160,000
Revolving line of credit A Facility—foreign(a)	162,128	—
Revolving line of credit A Facility—swing line(a)	5,188	—
Other debt(c)	10,929	3,624
Total notes payable and other obligations	3,280,120	2,321,000
Securitization Facility(b)	656,000	614,000
Total notes payable, credit agreements and Securitization Facility	$3,936,120	$2,935,000
Current portion	$1,383,763	$875,100
Long-term portion	2,552,357	2,059,900
Total notes payable, credit agreements and Securitization Facility	$3,936,120	$2,935,000
 ______________________

(a)
On October 24, 2014, the Company entered into a $3.36 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multi-currency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount of $300 million. On August 22, 2016, the Company entered into the first Amendment to the existing Credit Agreement, which established an incremental term A loan in the amount of $600 million under the Credit Agreement accordion feature. The proceeds from the additional $600 million in term A loans were used to partially finance the STP acquisition. The Amendment also established an accordion feature for borrowing an additional $500 million in term A, term B or revolver A debt. The stated maturity dates for the term A loans, revolving loans, and letters of credit under the Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The Company has unamortized debt discounts of $6.8 million related to the term A facility and $1.0 million related to the term B facility at September 30, 2016.

(b)
The Company is party to a $950 million receivables purchase agreement ("Securitization Facility") that was amended and restated on December 1, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.66% plus 0.90% and 0.43% plus 0.90% as of September 30, 2016 and December 31, 2015, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2016 and December 31, 2015.

(c)	Other debt includes the long-term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at September 30, 2016.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended September 30, 2016 and 2015 due to the following (in thousands):

	2016		2015
Computed “expected” tax expense	$59,571	35.0%	$57,875	35.0%
Changes resulting from:
Foreign income tax differential	(4,265)	(2.5)%	(5,860)	(3.5)%
Excess tax benefits related to stock-based compensation	(8,247)	(4.9)%	—	—%
State taxes net of federal benefits	1,678	1.0%	2,501	1.5%
Foreign-sourced nontaxable income	(6,691)	(3.9)%	(2,344)	(1.4)%
Domestic production activities deduction	(4,282)	(2.5)%	(7,950)	(4.8)%
Other	2,822	1.7%	4,365	2.6%
Provision for income taxes	$40,586	23.9%	$48,587	29.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$129,618	$116,770	$356,961	$309,601
Denominator for basic earnings per share	92,631	92,110	92,604	91,923
Dilutive securities	2,676	2,047	2,600	2,146
Denominator for diluted earnings per share	95,307	94,157	95,204	94,069
Basic earnings per share	$1.40	$1.27	$3.85	$3.37
Diluted earnings per share	$1.36	$1.24	$3.75	$3.29
There were 0.1 million antidilutive shares during the three month period ended September 30, 2016. Diluted earnings per share for the three month period ended September 30, 2015 excludes the effect of 0.6 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.3 million and 0.4 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month period ended September 30, 2016 and 2015, respectively.

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

The Company’s segment results are as follows for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net:
North America	$345,868	$334,944	$950,542	$918,333
International	138,558	116,549	366,051	353,931
	$484,426	$451,493	$1,316,593	$1,272,264
Operating income:
North America	$135,760	$132,428	$367,221	$351,778
International	55,295	56,032	170,957	169,607
	$191,055	$188,460	$538,178	$521,385
Depreciation and amortization:
North America	$32,739	$32,257	$96,351	$96,200
International	24,345	16,269	45,497	49,235
	$57,084	$48,526	$141,848	$145,435
Capital expenditures:
North America	$11,980	$6,493	$28,501	$14,510
International	5,140	6,799	13,376	15,016
	$17,120	$13,292	$41,877	$29,526

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
We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. We refer to these major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and other referral partners with whom we have strategic relationships as our “partners”. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations.
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

For the three and nine months ended September 30, 2016 and 2015, our North America and International segments generated the following revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(dollars in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$345.9	71.4%	$334.9	74.2%	$950.5	72.2%	$918.4	72.2%
International	138.6	28.6%	116.6	25.8%	366.1	27.8%	353.9	27.8%
	$484.4	100.0%	$451.5	100.0%	$1,316.6	100.0%	$1,272.3	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues, net	$484,426	$451,493	$1,316,593	$1,272,264
Net income	$129,618	$116,770	$356,961	$309,601
Net income per diluted share	$1.36	$1.24	$3.75	$3.29
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
Set forth below are our sources of revenue for the three and nine months ended September 30, 2016 and 2015, expressed as a percentage of consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from customers and partners	57.0%	53.3%	55.3%	52.5%
Revenue from merchants and networks	43.0%	46.7%	44.7%	47.5%
	100.0%	100.0%	100.0%	100.0%
Revenue directly tied to fuel-price spreads[1]	11.2%	13.0%	11.2%	12.4%
Revenue directly influenced by the absolute price of fuel [1]	14.0%	15.3%	14.3%	15.5%
Revenue from program fees, late fees, interest and other	74.8%	71.7%	74.5%	72.1%
	100.0%	100.0%	100.0%	100.0%

[1]
Although we cannot precisely calculate the absolute impact of fuel price spreads and the absolute price of fuel on our consolidated revenues, we believe these percentages approximate their relative impacts.

Revenue per transaction. Set forth below is revenue per transaction information for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Transactions (in millions)[2]
North America	371.2	371.5	1,217.3	1,145.3
International	127.4	45.6	233.3	138.0
Total transactions	498.6	417.1	1,450.6	1,283.3
Revenue per transaction
North America	$0.93	$0.90	$0.78	$0.80
International	1.09	2.56	1.57	2.56
Consolidated revenue per transaction	0.97	1.08	0.91	0.99
Consolidated adjusted revenue per transaction[3]	0.92	1.01	0.85	0.93

[2]
SVS, Stored Value Solutions, is our global provider of gift card and stored value solutions, which is part of the Comdata business acquired in November 2014, and has a low revenue per transaction product. Transactions in the three month periods ended September 30, 2016 and 2015 include approximately 270 million and 274 million transactions, respectively, and approximately 924 million and 872 million transactions in the nine months ended September 30, 2016 and 2015, respectively.

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
For the three months ended September 30, 2016, transaction volumes increased 19.5% to 498.6 million transactions from 417.1 million transactions in the comparable period of 2015. For the nine months ended September 30, 2016, transaction volumes increased 13.0% to 1,450.6 million transactions from 1,283.3 million transactions in the comparable period of 2015. Excluding the impact of the SVS business, North American segment transactions increased approximately 5% in the three months ended September 30, 2016 as compared to 2015 and grew by approximately 7% in the nine months ended September 30, 2016 over the comparable period in 2015, primarily due to growth in our MasterCard and corporate payments businesses. Transaction volumes in our international segment increased by 179.4% and 69.0% in the three and nine months ended September 30, 2016, respectively, over the comparable periods in 2015, primarily due to the acquisition of STP and Travelcard during the third quarter of 2016, the addition of new Shell fuel card markets in 2015 and 2016 and additional transactions from a small acquisition in Brazil in the first quarter of 2016.
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

•
Equity method investment loss (income)—Our equity method investment results relate to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for using the equity method.

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

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Adjusted revenues	$456,212	$419,767	$1,237,838	$1,191,487
Adjusted net income	$183,310	$157,570	$478,679	$432,424
Adjusted net income per diluted share	$1.92	$1.67	$5.03	$4.60
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

•
Acquisitions—Since 2002, we have completed over 70 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 72% of our revenue in both the nine months ended September 30, 2016 and 2015, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions and Investments
2016 Acquisitions
During the nine months ended September 30, 2016, we completed acquisitions with an aggregate purchase price of $1.33 billion, net of cash acquired of $51.4 million, which includes deferred payments made during the period related to prior acquisitions of $5.3 million.

STP

On August 31, 2016, we acquired all of the outstanding stock of STP for approximately $1.25 billion, net of cash acquired of $40.3 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to enter the toll market in the Brazil. We financed the acquisition using a combination of existing cash and borrowings under our existing credit facility.

Other

During the nine months ended September 30, 2016, we also acquired a fuel card portfolio in the U.S., a fuel card portfolio in the United Kingdom, additional Shell markets related to our fuel card products in Europe, a travel card portfolio in the Netherlands and a small business in Brazil totally approximately $76.7 million, net of cash acquired of $11.1 million.

The results of operations from the fuel card portfolio acquired in the U.S. are included within our North America segment, from the date of acquisition. The results of operations of STP, the fuel card portfolio in the United Kingdom, the additional Shell markets, the travel card portfolio in the Netherlands and the small business in Brazil are included within our International segment, from the date of acquisition.

Equity Method Investment
During the nine months ended September 30, 2016, we made additional investments of $7.9 million related to our equity method investment at Masternaut Group Holdings Limited ("Masternaut"). Additionally, during the nine months ended

September 30, 2016, we recorded an approximately $9.3 million non-recurring gain recorded within operating results related to its investment at Masternaut.

Results of Operations
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
The following table sets forth selected consolidated statement of income data for the three months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30, 2016	% of total revenue	Three Months Ended September 30, 2015	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$345,868	71.4%	$334,944	74.2%	$10,924	3.3%
International	138,558	28.6%	116,549	25.8%	22,009	18.9%
Total revenues, net	484,426	100.0%	451,493	100.0%	32,933	7.3%
Consolidated operating expenses:
Merchant commissions	28,214	5.8%	31,726	7.0%	(3,512)	(11.1)%
Processing	96,233	19.9%	90,959	20.1%	5,274	5.8%
Selling	34,180	7.1%	27,383	6.1%	6,797	24.8%
General and administrative	77,904	16.1%	66,142	14.6%	11,762	17.8%
Depreciation and amortization	57,084	11.8%	48,526	10.7%	8,558	17.6%
Other operating, net	(244)	(0.1)%	(1,703)	(0.4)%	1,459	85.7%
Operating income	191,055	39.4%	188,460	41.7%	2,595	1.4%
Equity method investment loss (income)	2,744	0.6%	6,108	1.4%	(3,364)	(55.1)%
Other expense, net	293	0.1%	(168)	—%	461	(274.4)%
Interest expense, net	17,814	3.7%	17,163	3.8%	651	3.8%
Provision for income taxes	40,586	8.4%	48,587	10.8%	(8,001)	(16.5)%
Net income	$129,618	26.8%	$116,770	25.9%	$12,848	11.0%
Operating income for segments:
North America	$135,760		$132,428		$3,332	2.5%
International	55,295		56,032		(737)	(1.3)%
Operating income	$191,055		$188,460		$2,595	1.4%
Operating margin for segments:
North America	39.3%		39.5%		(0.2)%
International	39.9%		48.1%		(8.2)%
Total	39.4%		41.7%		(2.3)%
The sum of the columns and rows may not calculate due to rounding.

Revenues and revenue per transaction
Our consolidated revenues increased from $451.5 million in the three months ended September 30, 2015 to $484.4 million in the three months ended September 30, 2016, an increase of $32.9 million, or 7.3%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during the three months ended September 30, 2016 which contributed approximately $25 million in additional revenue.

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated segment revenue for the three months ended September 30, 2016 over the comparable period in 2015 by approximately $28 million. We believe the impact of lower fuel prices, primarily in the U.S., and lower fuel spread margins, had an unfavorable impact on consolidated revenues of approximately $18 million. Additionally, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $10 million due to unfavorable fluctuations in rates in most geographies in the three months ended September 30, 2016 compared to 2015.
Consolidated revenue per transaction decreased from $1.08 in the three months ended September 30, 2015 to $0.97 in the three months ended September 30, 2016, a decrease of $0.11, or 10.2%. This decrease was due primarily to the unfavorable impact of the macroeconomic environment, the mix impact of acquisitions (STP, Travelcard and a small acquisition in Brazil), which have transactions at much lower revenue per transaction than the historical average, and the impact of SVS, partially offset by organic growth. Excluding these items, revenue per transaction increased approximately 3% to $2.88 in the third quarter of 2016 compared to $2.78 in 2015.
Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, including fuel prices, fuel spread margins and foreign exchange rates.
North America segment revenues and revenue per transaction
North America revenues increased from $334.9 million in the three months ended September 30, 2015 to $345.9 million in the three months ended September 30, 2016, an increase of $10.9 million, or 3.3%. The increase in our North America segment revenue was primarily due to:

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting the organic growth was the negative impact of macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue in three months ended September 30, 2016 over the comparable period in 2015 of approximately $18 million, primarily due to the impact of lower fuel prices and lower fuel spread margins.

North America segment revenue per transaction increased from $0.90 in the September 30, 2015 to $0.93 in the three months ended September 30, 2016, an increase of $0.03, or 3.4%. When discussing revenue per transaction in the North America segment, we typically exclude the impact of the SVS business, which had approximately 270 million and 274 million transactions in the third quarter of 2016 and 2015, respectively. Revenue per transaction in our North America segment for the third quarter of 2016, excluding SVS, decreased 2% to $2.83 from $2.89 in the third quarter of 2015, due primarily to the impact of lower fuel prices during the quarter and lower fuel spread margins over the comparable period in 2015. Excluding the negative impact of the macroeconomic environment of approximately $18 million and SVS, revenue per transaction increased approximately 4% to $3.00 in the third quarter of 2016 compared to $2.89 in 2015.
International segment revenues and revenue per transaction
International segment revenues increased from $116.5 million in the three months ended September 30, 2015 to $138.6 million in the three months ended September 30, 2016, an increase of $22.0 million, or 18.9%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during the three months ended September 30, 2016 which contributed approximately $25 million in additional revenue.

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended September 30, 2016 over the comparable period in 2015 of approximately $10 million, primarily due to unfavorable fluctuations in foreign exchange rates in most geographies where we do business and slightly lower fuel prices.

International segment revenue per transaction decreased from $2.56 in the three months ended September 30, 2015 to $1.09 in the three months ended September 30, 2016, a decrease of $1.47 per transaction, or 57.5%. This decrease was due primarily to the unfavorable impact of foreign exchange rates across most geographies and the mix impact of acquisitions (STP, Travelcard and a small acquisition in Brazil), which have transactions at much lower revenue per transaction than the historical average, partially offset by organic growth. Excluding these items, our International revenue per transaction increased approximately 2% to $2.61 in the third quarter of 2016 compared to $2.56 in 2015.
Consolidated operating expenses

Merchant commissions. Merchant commissions decreased from $31.7 million in the three months ended September 30, 2015 to $28.2 million in the three months ended September 30, 2016, a decrease of $3.5 million, or 11.1%. This decrease was due primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of fluctuations in foreign exchange rates.
Processing. Processing expenses increased from $91.0 million in the three months ended September 30, 2015 to $96.2 million in the three months ended September 30, 2016, an increase of $5.3 million, or 5.8%. Increases in processing expenses were primarily due to ongoing expenses related to acquisitions completed in 2016, partially offset by the impact of fluctuations in foreign exchange rates.
Selling. Selling expenses increased from $27.4 million in the three months ended September 30, 2015 to $34.2 million in the three months ended September 30, 2016, an increase of $6.8 million, or 24.8%. Increases in spending were primarily due to ongoing expenses related to acquisitions completed in 2016 and Comdata, partially offset by the impact of fluctuations in foreign exchange rates.
General and administrative. General and administrative expenses increased from $66.1 million in the three months ended September 30, 2015 to $77.9 million in the three months ended September 30, 2016, an increase of 11.8 million, or 17.8%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2016, incremental acquisition related expenses of approximately $3 million and an increase in stock based compensation expense of approximately $3 million, partially offset by the impact of fluctuations in foreign exchange rates.

Depreciation and amortization. Depreciation and amortization increased from $48.5 million in the three months ended September 30, 2015 to $57.1 million in the three months ended September 30, 2016, an increase of $8.6 million, or 17.6%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2016, which resulted in an increase of approximately $7.6 million related to the amortization of acquired intangible assets, as well as depreciation of acquired fixed assets, partially offset by decreases due to the impact of fluctuations in foreign exchange rates.

Equity method investment loss (income). Equity method investment loss decreased to $2.7 million in the three months ended September 30, 2016, compared to $6.1 million in the three months ended September 30, 2015. Included in 2015, were higher costs incurred to restructure the operations of the business.

Interest expense, net. Interest expense increased from $17.2 million in the three months ended September 30, 2015 to $17.8 million in the three months ended September 30, 2016, an increase of $0.7 million, or 3.8%. The increase in interest expense is primarily due to the impact of additional borrowings for the acquisitions of STP and Travelcard during the third quarter of 2016. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	Three Months Ended September 30,
	2016	2015
Term loan A	1.99%	1.94%
Term loan B	3.75%	3.75%
Domestic Revolver A	2.08%	1.94%
Foreign Revolver A	1.77%	—%
Foreign swing line	1.73%	2.23%
The average unused credit facility fee for Domestic Revolver A was 0.30% and 0.35% in the three month period ending September 30, 2016 and 2015, respectively.
Provision for income taxes. The provision for income taxes decreased from $48.6 million in the three months ended September 30, 2015 to $40.6 million in the three months ended September 30, 2016, a decrease of $8.0 million, or 16.5%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 29.4% for three months ended September 30, 2015 to 23.9% for the three months ended September 30, 2016. The decrease in the provision for income taxes and in the effective tax rate was due primarily to the early adoption of new guidance on accounting for stock-based payments to employees. In addition, the U.K. corporate income tax rate was reduced from 18% to 17% beginning on April 1, 2020. The rate reduction was enacted on September 15, 2016. The total effect of tax rate changes on deferred tax balances is recorded as a component of the income tax provision related to continuing operations for the period in which the law is enacted.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $116.8 million in the three months ended September 30, 2015 to $129.6 million in the three months ended September 30, 2016, an increase of $12.8 million, or 11.0%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $188.5 million in the three months ended September 30, 2015 to $191.1 million in the three months ended September 30, 2016, an increase of $2.6 million, or 1.4%. Our operating margin was 41.7% and 39.4% for the three months ended September 30, 2015 and 2016, respectively. The increase in operating income was primarily due to acquisitions completed in 2016 and organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $23 million, driven by lower fuel prices and spreads, as well as unfavorable fluctuations in foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $132.4 million in the three months ended September 30, 2015 to $135.8 million in the three months ended September 30, 2016, an increase of $3.3 million, or 2.5%. North America operating margin was 39.5% and 39.3% for the three months ended September 30, 2015 and 2016, respectively. The increase in operating income was due primarily to organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $15 million, driven by lower fuel prices and spreads.

International segment operating income. International operating income decreased from $56.0 million in the three months ended September 30, 2015 to $55.3 million in the three months ended September 30, 2016, a decrease of $0.7 million, or 1.3%. International operating margin was 48.1% and 39.9% for the three months ended September 30, 2015 and 2016, respectively. The decrease in operating income was due primarily to the negative impact of the macroeconomic environment of approximately $8 million, driven by unfavorable fluctuations in foreign exchange rates, which was partially offset by the impact of acquisitions completed in 2016 and organic growth in the business.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
The following table sets forth selected consolidated statement of income data for the nine months ended September 30, 2016 and 2015 (in thousands).

	Nine Months Ended September 30, 2016	% of total revenue	Nine Months Ended September 30, 2015	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$950,542	72.2%	$918,333	72.2%	$32,209	3.5%
International	366,051	27.8%	353,931	27.8%	12,120	3.4%
Total revenues, net	1,316,593	100.0%	1,272,264	100.0%	44,329	3.5%
Consolidated operating expenses:
Merchant commissions	78,755	6.0%	80,777	6.3%	(2,022)	(2.5)%
Processing	256,738	19.5%	246,879	19.4%	9,859	4.0%
Selling	92,680	7.0%	81,011	6.4%	11,669	14.4%
General and administrative	209,084	15.9%	199,252	15.7%	9,832	4.9%
Depreciation and amortization	141,848	10.8%	145,435	11.4%	(3,587)	(2.5)%
Other operating, net	(690)	(0.1)%	(2,475)	(0.2)%	1,785	72.1%
Operating income	538,178	40.9%	521,385	41.0%	16,793	3.2%
Equity method investment (income) loss	(2,247)	(0.2)%	13,926	1.1%	(16,173)	(116.1)%
Other expense, net	1,056	0.1%	2,345	0.2%	(1,289)	(55.0)%
Interest expense, net	49,905	3.8%	54,818	4.3%	(4,913)	(9.0)%
Provision for income taxes	132,503	10.1%	140,695	11.1%	(8,192)	(5.8)%
Net income	$356,961	27.1%	$309,601	24.3%	$47,360	15.3%
Operating income for segments:
North America	$367,221		$351,778		$15,443	4.4%
International	170,957		169,607		1,350	0.8%
Operating income	$538,178		$521,385		$16,793	3.2%
Operating margin for segments:
North America	38.6%		38.3%		0.3%
International	46.7%		47.9%		(1.2)%
Total	40.9%		41.0%		(0.1)%

The sum of the columns and rows may not calculate due to rounding.

Revenues and revenue per transaction
Our consolidated revenues increased from $1,272.3 million in the nine months ended September 30, 2015 to $1,316.6 million in the nine months ended September 30, 2016, an increase of $44.3 million, or 3.5%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during the nine months ended September 30, 2016, which contributed approximately $25 million in additional revenue.

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated segment revenue for the nine months ended September 30, 2016 over the comparable period in 2015 of approximately $90 million. We believe the impact of lower fuel prices and lower fuel spread margins, primarily in the U.S., had an unfavorable impact on consolidated revenues of approximately $58 million. Additionally, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $32 million due to unfavorable fluctuations in rates in most geographies in the nine months ended September 30, 2016 compared to 2015.
Consolidated revenue per transaction decreased from $0.99 in the nine months ended September 30, 2015 to $0.91 in the nine months ended September 30, 2016, a decrease of $0.08, or 8.5%. This decrease was due primarily to the unfavorable impact of the macroeconomic environment, the mix impact of acquisitions (STP, Travelcard and a small acquisition in Brazil), which have transactions at much lower revenue per transaction than the historical average, and the impact of SVS, partially offset by organic growth. Excluding these items, revenue per transaction increased approximately 4% to $2.88 in the nine months ended September 30, 2016 compared to $2.78 in 2015.
Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products and services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, including fuel prices, fuel spread margins and foreign exchange rates.
North America segment revenues and revenue per transaction
North America revenues increased from $918.3 million in the nine months ended September 30, 2015 to $950.5 million in the nine months ended September 30, 2016, an increase of $32.2 million, or 3.5%. The increase in our North America segment revenue was primarily due to:

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting the organic growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for the nine months ended September 30, 2016 over the comparable period in 2015 by approximately $57 million, primarily due to the impact of lower fuel prices and lower fuel spread margins.

North America segment revenue per transaction decreased from $0.80 in the nine months ended September 30, 2015 to $0.78 in the nine months ended September 30, 2016, a decrease of $0.02, or 2.6%. When discussing revenue per transaction in the North America segment, we typically exclude the impact of the SVS business, which had approximately 924 million and 872 million transactions in the nine months ended September 30, 2016 and 2015, respectively, at a very low revenue per transaction. Revenue per transaction in our North America segment for the nine months ended September 30, 2016, excluding SVS, decreased 4% to $2.77 from $2.89 compared to 2015, due primarily to the impact of lower fuel prices during the period and lower fuel spread margins over the comparable period in 2015. Excluding the negative impact of the macroeconomic environment of approximately $57 million and SVS, revenue per transaction increased approximately 3% to $2.97 in the nine months ended September 30, 2016 compared to $2.89 in 2015.
International segment revenues and revenue per transaction
International segment revenues increased from $353.9 million in the nine months ended September 30, 2015 to $366.1 million in the nine months ended September 30, 2016, an increase of $12.1 million, or 3.4%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during the nine months ended September 30, 2016, which contributed approximately $25 million in additional revenue.

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the nine months ended September 30, 2016 over the comparable period in 2015, of approximately $33 million, primarily due to unfavorable fluctuations in foreign exchange rates in most geographies where we do business and slightly lower fuel prices.

International segment revenue per transaction decreased from $2.56 in the nine months ended September 30, 2015 to $1.57 in the nine months ended September 30, 2016, a decrease of $1.00 per transaction, or 38.8%. This decrease was due primarily to the unfavorable impact of foreign exchange rates across most geographies and the mix impact of acquisitions (STP, Travelcard and a small acquisition in Brazil), which have transactions at much lower revenue per transaction than the historical average, partially offset by organic growth. Excluding these items, our International revenue per transaction increased approximately 5% to $2.69 in the nine months ended September 30, 2016 compared to $2.56 in 2015.

Consolidated operating expenses
Merchant commissions. Merchant commissions decreased from $80.8 million in the nine months ended September 30, 2015 to $78.8 million in the nine months ended September 30, 2016, a decrease of $2.0 million, or 2.5%. This decrease was primarily to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of fluctuations in foreign exchange rates.
Processing. Processing expenses increased from $246.9 million in the nine months ended September 30, 2015 to $256.7 million in the nine months ended September 30, 2016, an increase of $9.9 million, or 4.0%. Increases in processing expenses were primarily due to ongoing expenses related to acquisitions completed in 2016, partially offset by the impact of fluctuations in foreign exchange rates.
Selling. Selling expenses increased from $81.0 million in the nine months ended September 30, 2015 to $92.7 million in the nine months ended September 30, 2016, an increase of $11.7 million, or 14.4%. Increases in spending primarily due to ongoing expenses related to acquisitions completed in 2016 and Comdata, were partially offset by the impact of fluctuations in foreign exchange rates.
General and administrative. General and administrative expenses increased from $199.3 million in the nine months ended September 30, 2015 to $209.1 million in the nine months ended September 30, 2016, an increase of $9.8 million, or 4.9%, The increase was primarily due to increased stock based compensation of approximately $5 million over the comparable period in 2015, ongoing expenses related to acquisitions completed in 2016 and incremental acquisition related expenses of approximately $3 million, partially offset by the impact of fluctuations in foreign exchange rates.

Depreciation and amortization. Depreciation and amortization decreased from $145.4 million in the nine months ended September 30, 2015 to $141.8 million in the nine months ended September 30, 2016, a decrease of $3.6 million, or 2.5%. The decrease was primarily due to movements in and adjustments from changes in foreign exchange rates of approximately $2.9 million, partially offset by ongoing expenses related to acquisitions completed in 2016.

Equity method investment (income) loss. Equity method investment income was $2.2 million in the nine months ended September 30, 2016 as compared to a loss of $13.9 million in the nine months ended September 30, 2015. Included in 2016, was a non-recurring net recovery of purchase price of approximately $11 million and included in 2015, were higher costs incurred to restructure the operations of the business.

Interest expense, net. Interest expense decreased from $54.8 million in the nine months ended September 30, 2015 to $49.9 million in the nine months ended September 30, 2016, a decrease of $4.9 million, or 9.0%. The decrease in interest expense is primarily due to the impact of delevering from the first quarter of 2015 through the third quarter of 2016 and overall lower interest rates, partially offset by the impact of additional borrowings for acquisitions in 2016. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	Nine Months Ended September 30,
	2016	2015
Term loan A	1.96%	1.99%
Term loan B	3.75%	3.75%
Domestic Revolver A	2.00%	1.99%
Foreign Revolver A	1.77%	2.36%
Foreign swing line	1.73%	2.29%
The average unused credit facility fee for Domestic Revolver A was 0.30% and 0.36% in the nine month period ending September 30, 2016 and 2015, respectively.
Provision for income taxes. The provision for income taxes decreased from $140.7 million in the nine months ended September 30, 2015 to $132.5 million in the nine months ended September 30, 2016, a decrease of $8.2 million, or 5.8%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 31.2% for nine months ended September 30, 2015 to 27.1% for the nine months ended September 30, 2016. The decrease in the provision for income taxes and the effective tax rate was due to a one-time net gain recorded by our equity method investment, which favorably impacted pre-tax earnings but was not subject to U.S. income taxes, and the impact of the early adoption of the new guidance on accounting for stock-based payments to employees.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $309.6 million in the nine months ended September 30, 2015 to $357.0 million in the nine months ended September 30, 2016, an increase of $47.4 million, or 15.3%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $521.4 million in the nine months ended September 30, 2015 to $538.2 million in the nine months ended September 30, 2016, an increase of $16.8 million, or 3.2%. Our operating margin was 41.0% and 40.9% for the nine months ended September 30, 2015 and 2016, respectively. The increase in operating income was primarily due to organic growth in the business and the impact of acquisitions completed in 2016, partially offset by the negative impact of the macroeconomic environment of approximately $68 million, driven by lower fuel prices and spreads, as well as unfavorable fluctuations in foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $351.8 million in the nine months ended September 30, 2015 to $367.2 million in the nine months ended September 30, 2016, an increase of $15.4 million, or 4.4%. North America operating margin was 38.3% and 38.6% for the nine months ended September 30, 2015 and 2016, respectively. The increase in operating income was due primarily to organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $51 million, driven by lower fuel prices and spreads.

International segment operating income. International operating income increased from $169.6 million in the nine months ended September 30, 2015 to $171.0 million in the nine months ended September 30, 2016, an increase of $1.4 million, or 0.8%. International operating margin was 47.9% and 46.7% for the nine months ended September 30, 2015 and 2016, respectively. The increase in operating income was due to the impact of acquisitions completed in 2016 and organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $18 million, driven by unfavorable fluctuations in foreign exchange rates.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital needs, tax and capital expenditure needs.
Sources of liquidity
At September 30, 2016, our cash balances totaled $604.8 million, with approximately $199.3 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.
At September 30, 2016, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $250.2 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our charge card products and generally pay merchants within seven days of receiving the merchant billing. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2016, we had the ability to generate approximately $75 million of additional liquidity under our Securitization Facility. At September 30, 2016, we had approximately $438 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash provided by operating activities	$404.3	$524.5
Net cash used in investing activities	(1,371.5)	(46.5)
Net cash provided by (used in) financing activities	976.4	(502.3)
Operating activities. Net cash provided by operating activities decreased from $524.5 million in the nine months ended September 30, 2015 to $404.3 million in the nine months ended September 30, 2016. The decrease is primarily due to changes in working capital. Fluctuations in receivables and payables, which affect working capital the most significantly, are largely due to timing of month end transactions and volume. The decrease was partially offset by additional net income of $47.4 million during the nine months ended September 30, 2016 over the comparable period in 2015 and a one-time nonrecurring net gain of approximately $11 million recorded by our equity method investment.
Investing activities. Net cash used in investing activities increased from $46.5 million in the nine months ended September 30, 2015 to $1,371.5 million in the nine months ended September 30, 2016. This increase is primarily due to the increase in cash paid for acquisitions completed in 2016.
Financing activities. Net cash used in financing activities was $502.3 million in the nine months ended September 30, 2015 compared to net cash provided by financing activities of $976.4 million in the nine months ended September 30, 2016. The increase in cash provided by financing activities is primarily due to an increase in net borrowings on our revolving A credit facility and our term loans of $852 million and $593 million, respectively, to fund acquisitions during the nine months ended September 30, 2016.
Capital spending summary
Our capital expenditures increased from $29.5 million in the nine months ended September 30, 2015 to $41.9 million in the nine months ended September 30, 2016, an increase of $12.4 million, or 41.8%. This increase is primarily due to increased spending on strategic projects, including continued investment in our GFN application.
Credit Facility
We are party to a $3.96 billion Credit Agreement (the “Credit Facility”) with a syndicate of banks, which we originally entered into on October 24, 2014. The Credit Facility provides for (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. On August 22, 2016, we entered into the first Amendment to the existing Credit Agreement. The Amendment established an incremental term A loan in the amount of $600 million under the Credit Agreement accordion feature. The proceeds from the additional $600 million in term A loans were used to partially finance the STP acquisition. The Amendment also established an accordion feature for borrowing an additional $500 million in term A, term B or revolver A debt. The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of September 30, 2016, we were in compliance with each of the covenants under the Credit Facility.

The stated maturity dates for our term A loans, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for our term loan B. The term loans are payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made.
At September 30, 2016, we had $2,435.8 million in borrowings outstanding on term loan A, $245.6 million in borrowings outstanding on term loan B, $430.0 million in borrowings outstanding on the domestic revolving A facility, $162.1 million in borrowings outstanding on the foreign revolving A facility and $5.2 million in borrowings outstanding on the swing line revolving A facility. Unamortized debt discounts are $7.8 million at September 30, 2016. During the nine months ended September 30, 2016, we made principal payments of $83.3 million on the term loan A, $1.9 million on the term loan B, $645.0 million on the domestic revolving A facility and $188.1 million on the foreign revolving A facility.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated as of December 1, 2015. We refer to this arrangement as the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.66% plus 0.90% and 0.43% plus 0.90% as of September 30, 2016 and December 31, 2015, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2016 and December 31, 2015, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2016.

Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $3.9 million, which are payable in the next twelve months.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program under which we may begin purchasing up to an aggregate of $500 million of the Company's common stock over the next 18 months. Any stock repurchases may be made at times and in such amounts as we deem appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information we may possess. Any repurchases are expected to be funded by available cash flow from the business and working capital. There were 259,145 shares totaling $35.5 million repurchased under the Program during the nine months ended September 30, 2016.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2016, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2015. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net	$484,426	$451,493	$1,316,593	$1,272,264
Merchant commissions	(28,214)	(31,726)	(78,755)	(80,777)
Total adjusted revenues	$456,212	$419,767	$1,237,838	$1,191,487

Adjusted net income and adjusted net income per diluted share
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to stock-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) our proportionate share of amortization of intangible assets at our equity method investment, and (e) a non-recurring net gain at our equity method investment.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired. Therefore, we have excluded amortization expense from adjusted net income. We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors to understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended t o be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016²	2015		2016²	2015
Net income	$129,618	$116,770		$356,961	$309,601
Net income per diluted share	1.36	1.24		3.75	3.29
Stock based compensation	17,405	13,887		50,025	44,387
Amortization of intangible assets	46,341	39,869		112,455	120,055
Amortization of premium on receivables	1,348	812		3,687	2,439
Amortization of deferred financing costs and discounts	1,917	1,778		5,568	5,295
Amortization of intangibles at equity method investment	2,406	3,032		7,533	8,404
Non-recurring net gain at equity method investment	—	—		(10,845)	—
Total pre-tax adjustments	69,417	59,378		168,423	180,580
Income tax impact of pre-tax adjustments at the effective tax rate*	(15,726)	(18,579)	[1]	(46,705)	(57,758)	[1]
Adjusted net income	$183,310	$157,570		$478,679	$432,424
Adjusted net income per diluted share	$1.92	$1.67		$5.03	$4.60
Diluted shares	95,307	94,157		95,204	94,069
1Effective tax rate utilized excludes the impact of a one time tax benefit recognized during the three months ended September 30, 2015 of approximately $7.9 million.

2Reflects the impact of the Company's adoption of Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", to simplify several aspects of the accounting for the stock-based compensation, including the income tax consequences.

*Excludes the results of our equity method investment on our effective tax rate, as results from our equity method investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our equity method investment reversed during 2016.
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
As of September 30, 2016, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
As of September 30, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may begin purchasing up to an aggregate of $500 million of the Company's common stock over the next 18 months. The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2016 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2016 through July 31, 2016	67,854	$139.31	259,145	$464,514

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1
First Amendment to Credit Agreement and Lender Joinder Agreement, dated as of August 22, 2016, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 9, 2016.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey