Form 10-K
period 2016-12-31
FLEETCOR TECHNOLOGIES INC
filed 2017-03-01
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                  to
Commission File Number 001-35004
  __________________________________________________________
FLEETCOR TECHNOLOGIES, INC.
  __________________________________________________________

DELAWARE	72-1074903
(STATE OF INCORPORATION)	(I.R.S. ID)
5445 Triangle Parkway, Suite 400, Norcross, Georgia 30092-2575
(770) 449-0479
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act:
NONE
  __________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately 12,916,568,362 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 10, 2017, there were 91,892,435 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 21, 2017 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2016

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

PART I
ITEM 1. BUSINESS
General
Fleetcor is the global leader in workforce payment products.  We primarily go to market with our fuel card payments product solutions, corporate payments products, toll products, lodging cards and gift cards. Our products are used in 53 countries around the world, with our primary geographies in the U.S., Brazil and the U.K., which accounted for approximately 92% of our revenue in 2016.  Our core products are primarily sold to businesses, retailers, major oil companies and marketers and government entities.  Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment products, including mobile telematics services, fleet maintenance management and employee benefit and transportation related payments. In 2016, we processed approximately 2.2 billion transactions on our proprietary networks and third-party networks (which includes approximately 1.3 billion transactions related to our SVS product, acquired with Comdata, Inc. (“Comdata”). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.
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
We market our fleet payment products directly to a broad range of commercial fleet customers, oil companies, petroleum marketers and government entities. Among these customers, we provide our products and services to commercial fleets of all sizes. These fleets include small and medium commercial fleets, which we believe represent an attractive segment of the global commercial fleet market given their relatively high use of less efficient payment products, such as cash and general purpose credit cards. We also manage commercial fleet card programs for major oil companies, such as British Petroleum (BP) (including its subsidiary Arco), Shell and Speedway, and over 800 petroleum marketers.
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
Our products and services
We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations. We support these card products with specialized issuing, processing and information services that enable us to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. Depending on our customers and partners needs, we provide these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.
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
In addition, we offer a telematics solution that combines global positioning, satellite tracking and other wireless technology to allow fleet operators to monitor the capacity utilization and movement of their vehicles and drivers. We also provide a vehicle maintenance service offering that helps fleet customers to better manage their vehicle maintenance, service, and repair needs in the U.K. In Mexico, we offer prepaid fuel and food vouchers and cards that may be used as a form of payment in restaurants, grocery stores and gas stations. We market these payment products to small, medium and large businesses, which provide these cards and vouchers to their employees as benefits, as well as a tool to manage fuel expenses. We offer a similar workforce payment product in Brazil related to public transportation and toll vouchers. Additionally in Brazil, we have designed proprietary equipment which, when installed at the fueling site and on the vehicle and combined with our processing system, significantly reduces the likelihood of unauthorized and fraudulent transactions. We offer this product to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, including sea-going vessels, mining equipment, agricultural equipment, and locomotives. Also in Brazil, we offer an electronic toll and parking payments product to commercial and consumer customers, as well as a cardless fuel payments product offering at fueling sites throughout Brazil. Other than our fuel card products and services and prepaid giftcard products, no other products or services accounted for 10% or more of consolidated revenues in any of the last three fiscal years.
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
North America proprietary closed-loop networks

•
Fuelman network—our primary proprietary fleet card network in the United States. We have negotiated card acceptance and settlement terms with over 11,000 individual merchants, providing the Fuelman network with over 55,000 fueling sites and over 28,000 maintenance sites across the country.

•
Comdata network—our network of truck stops and fuel merchants for the over-the-road trucking industry. We have negotiated card acceptance and settlement terms at over 6,800 truck stops and fuel merchants across the United States and Canada.

•	Corporate Lodging Consultants network (CLC)—our proprietary lodging network in the United States and Canada. The CLC Lodging network includes over 16,400 hotels.

•
Commercial Fueling Network (CFN)—our “members only” fueling network in the United States and Canada. The CFN network is composed of over 2,500 fueling sites owned by a CFN member—the majority of which are unattended cardlock facilities. CFN provides fuel card authorization, transaction processing, cardlock site branding and reciprocal site access for over 220 independent petroleum marketers. Through a CFN affiliation, petroleum marketers can offer commercial fleets an integrated fuel card solution with access to over 55,000 locations via FleetCor’s Fuelman network.

•
Pacific Pride Fueling network (Pacific Pride)—our "franchise" fueling network in the United States composed of approximately 1,200 fueling sites owned by more than 250 franchisees. The Pacific Pride franchise offering includes a dynamic fleet card management system and provides franchisees' fleet customers access to Pacific Pride's network of unattended fueling facilities. Franchisees also benefit when fleet customers of other franchisees purchase fuel at their locations. Additionally, the PrideAdvantage fleet card providing fleet customers of franchisees access to over 55,000 locations via FleetCor’s Fuelman network.

International proprietary closed-loop networks

•
Allstar network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with over 2,200 individual merchants, providing this network with over 7,400 fueling sites.

•
Keyfuels network—our proprietary fleet card network in the United Kingdom. We have negotiated card acceptance and settlement terms with more than 500 individual merchants, providing the Keyfuels network with over 2,600 fueling sites.

•
CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including MOL, Benzina, OMV, Slovnaft and Shell, and with over 1,100 other merchants, providing the CCS network at over 2,600 fueling sites and 800 other sites accepting our cards.

•
Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus, Kazakhstan and Moldova. We have negotiated card acceptance and settlement terms with approximately 650 individual merchants, providing the PPR network with over 13,500 fueling sites across the region.

•
Efectivale network—our proprietary fuel and food card and voucher networks in Mexico. We have negotiated acceptance and settlement terms with over 52,000 individual merchants, providing the Mexican network with over 6,200 fueling sites, 41,800 food locations and 4,000 restaurants.

•
CTF network—our proprietary fuel controls network in Brazil. We have partnerships with BR Distribuidora (Petrobas) and Ipiranga Distribuidora, retail oil distributors, as well as other fuel providers, in Brazil. CTF’s processing system works at over 1,700 highway fueling sites through these partnerships and is integrated with two main banks, Banco Bradesco and Banco Itau.

•
1link service network—our proprietary maintenance and repair network in the United Kingdom. The 1link network processes transactions for fleet customers through more than 9,400 service centres across the United Kingdom.

•	RODOCRED network—our proprietary toll network in Brazil. The RODOCRED network processes toll transactions for more than 46,900 customers on all toll roads across Brazil.

•
VB Distribution system—our proprietary distribution network in Brazil for transportation cards, meal/grocery cards, and fuel cards. The VB distribution network distributes cards for more than 25,000 clients and negotiates with more than 1,300 public transportation agencies across Brazil.

•	Sem Parar network—our proprietary toll network in Brazil. The network processes toll transactions for more than 3.2 million customers on 99% of the toll roads across Brazil.
Third-Party networks
In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•
MasterCard network—In the United States and Canada, we issue corporate cards that utilize the MasterCard payment network, which includes over 178,000 fuel sites and 469,000 maintenance locations. Our co-branded MasterCard corporate cards, virtual card corporate payment solution, purchasing cards, T&E cards and multi-use cards have additional purchasing capabilities and can be accepted at approximately 10.7 million locations throughout the United States and Canada. We market these cards to customers who require card acceptance beyond our proprietary merchant locations. The MasterCard network delivers the ability to capture value-added transaction data at the point-of-sale and allows us to provide customers with fleet controls and reporting comparable to those of our proprietary fleet card networks.

•
Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and petroleum marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•
UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 54,000 points of acceptance in 40 European countries, including more than 39,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•
DKV network—DKV operates a network of over 60,000 fleet card-accepting locations across more than 40 countries throughout Europe. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•
Carnet networks—In Mexico, we issue fuel cards and food cards that utilize the Carnet payment network, which includes over 11,000 fueling sites, over 31,000 food locations and over 500,000 restaurants across the country.

Customers and distribution channels
We provide our fleet products and services primarily to trucking companies, commercial fleet customers and our major oil company and petroleum marketer partners. Our commercial fleet customers are businesses that operate fleets comprised of one or more vehicles, including small fleets (1-10 vehicles), medium fleets (11-150 vehicles), large fleets (over 150 vehicles), and government fleets (which are owned and operated by governments). We also provide services through strategic relationships with our partners, ranging in size from major oil companies, such as British Petroleum (BP) (including its subsidiary, Arco), Shell and Speedway, to smaller petroleum marketers with as little as a single fueling location. While we refer to companies with whom we have strategic relationships as “partners,” our legal relationships with these companies are contractual, and do not constitute legal partnerships.
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
We primarily provide issuing, processing and information services to our major oil company partners, as these partners utilize their proprietary networks of branded locations to support their card programs. In addition, we provide network services to those major oil company partners who choose to offer a co-branded MasterCard as part of their card program. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from two to seven years. No single partner represented more than 10% of our consolidated revenue in 2016, 2015 or 2014.
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
Sales and marketing
We market our products and services to prospective customers in North America and internationally through multiple channels including field sales, telesales, direct marketing, point-of-sale marketing and the internet. We also leverage the sales and marketing capabilities of our strategic relationships. Worldwide, our sales and marketing employees are focused on acquiring new customers and retaining existing customers for our different products. We also utilize tradeshows, advertising and other awareness campaigns to further market our products and services.
We utilize proprietary and third-party databases to develop our prospect universe, and segment those prospects by various characteristics, including industry, geography, size, and credit score, to identify potential customers. We develop customized offers for different types of potential customers and work to deliver those offers through the most effective marketing channel. We actively manage prospects across our various marketing channels to optimize our results and avoid marketing channel conflicts.

Our primary means of acquiring new customers include:

•
Field sales—Our field sales organizations are comprised of remote or local office-based sales representatives who conduct face-to-face sales presentations and product demonstrations with prospects, assist with post-sale program implementation and training, and provide in-person account management. Field sales representatives also attend and manage our marketing at tradeshows. Our field sales force is generally dedicated to a specific product or service category, and tend to target larger prospects.

•	Telesales—We have telesales representatives handling inbound and outbound sales calls.

•	Our inbound call volume is primarily generated as a result of marketing activities, including direct marketing, point-of-sale marketing and the internet.

•
Our outbound phone calls typically target prospects that have expressed an initial interest in our services or have been identified through database analysis as prospective customers. Our telesales teams are generally dedicated to a specific product or service category, and tend to target smaller prospects. We also leverage our telesales channel to cross-sell additional products to existing customers.

•	Digital marketing—We manage numerous marketing websites around the world which tend to fall into two categories: product-specific websites and marketing portals.

•
Product-specific websites—Our product-specific websites, including fuelman.com, checkinncard.com, allstarcard.co.uk and semparar.com.br, focus on one or more specific products, provide the most in-depth information available online regarding those particular products, allow prospects to convert online (where appropriate) and allow customers to access and manage their accounts online. We manage product-specific websites for our own proprietary programs, as well as white labeled sites for our strategic relationships.

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

As part of our digital marketing strategy, we monitor and modify our marketing websites to improve our search engine rankings and test our advertising keywords to optimize our banner advertising placement and costs and our pay-per-click advertising spend among the major internet search firms such as Google and Yahoo.

•
Direct marketing—We market directly to potential customers via mail and email. We test various program offers and promotions, and adopt the most successful features into subsequent direct marketing initiatives. We seek to enhance the sales conversion rates of our direct marketing efforts by coordinating timely follow-up calls by our telesales teams.

•
Point-of-sale marketing—We provide marketing literature at the point-of-sale within our proprietary networks and those of our strategic relationships. Literature may include “take-one” applications, pump-top advertising and in-store advertising. Our point-of-sale marketing leverages the branding and distribution reach of the physical merchant locations.

•
Strategic relationships—We develop and manage relationships with industry participants relevant to our various products and services. With regard to our fuel card products and services, we have developed and currently manage relationships with oil companies, independent petroleum marketers, card marketers and leasing companies. Our major oil company and petroleum marketer relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. Our card programs for major oil companies and petroleum marketers carry their proprietary branding and may or may not be accepted in one of our merchant networks. We benefit from the marketing efforts of major oil companies and petroleum marketers with whom we have strategic relationships to attract customers to their fueling locations. We manage the fleet card sales and marketing efforts for several major oil companies across the full spectrum of channels, including field sales, telesales, direct marketing, point-of-sale marketing and internet marketing. In these cases, we establish dedicated sales and marketing teams to focus exclusively on marketing the products of major oil companies and petroleum marketers. Our major oil company relationships include some of the world’s largest oil companies such as BP, Speedway and Shell. Through our leasing company relationships, we offer our payment processing, vehicle maintenance and information management services to their fleet customers as part of the leasing company’s broader package of fleet services. Most of our leasing company relationships reside outside of North America, and we view these relationships as an important strategic growth area.
Our strategic relationships also include a broad range of VARs and other referral partners that expand our reach into smaller businesses, new industry verticals and new geographies faster and at a significantly lower cost. We provide our commercial payment solutions, third-party processing services and other fleet services to these partners who offer our services under our brands or their own brands on a “white-label” basis. For example, we provide healthcare payment solutions through healthcare networks, corporate payment solutions through software and services providers and payroll card solutions through payroll service providers.
Account management

•
Customer service, account activation, account retention—We provide account management and customer service to our customers. Based in dedicated call centers across our key markets, these professionals handle transaction authorizations, billing questions and account changes. Customers also have the opportunity to self-service their accounts through interactive voice response and online tools. We monitor the quality of the service we provide to our customers by adhering to industry standard service levels with respect to abandon rates and answer times and through regular agent call monitoring. We also conduct regular customer surveys to ensure customers are satisfied with our products and services. In addition to our base customer service support, we provide the following specialized services:

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

•
Merchant network services—Our representatives work with merchants such as fuel, toll operators and vehicle maintenance providers to enroll them in one of our proprietary networks, install and test all network and terminal software and hardware and train them on the sale and transaction authorization process. In addition, our representatives provide transaction analysis and site reporting and address settlement issues.

•	Call center program administrator—Off-hour call center support is provided to customers to handle time-sensitive requests and issues outside of normal business hours.

•	Management tools—We offer a variety of online servicing tools that enable customers to identify and provide authority to program administrators to self-service their accounts.

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

•
Credit underwriting and collections—We follow detailed application credit review, account management, and collections procedures for all customers of our payment solutions. We use multiple levers including billing frequency, payment terms, spending limits and security to manage risk in our portfolio. For the years ended December 31, 2016 and 2015, our bad debt expense was $35.9 million and $24.6 million, respectively.

•
New account underwriting—We use a combination of quantitative, third-party credit scoring models and judgmental underwriting to screen potential customers and establish appropriate credit terms and spend limits. Our underwriting process provides additional scrutiny for large credit amounts and we utilize tiered credit approval authority among our management.

•
Prepaid and secured accounts—We also offer products and services on a prepaid or fully-secured basis. Prepaid customer accounts are funded with an initial deposit and subsequently debited for each purchase transacted on the cards issued to the customer. Fully-secured customer accounts are secured with cash deposits, letters of credit and/or insurance bonds. The security is held until such time as the customer either fails to pay the account or closes its account after paying outstanding amounts. Under either approach, our prepaid and fully-secured offerings allow us to market to a broader universe of prospects, including customers who might otherwise not meet our credit standards.

•
Monitoring and account management—We use fraud detection programs, including both proprietary and third party solutions, to monitor transactions and prevent misuse of our products. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts. We conduct targeted strategies to minimize exposure to high risk accounts, including reducing spending limits and payment terms or requiring additional security.

•
Collections—As accounts become delinquent, we may suspend future transactions based on our risk assessment of the account. Our collections strategy includes a combination of internal and outsourced resources which use both manual and dialer-based calling strategies. We use a segmented collection strategy which prioritizes higher risk and higher balance accounts. For severely delinquent, high balance accounts we may pursue legal remedies.

Competition
We face considerable competition in our business. The most significant competitive factors in our business are the breadth of product and service features, credit extension, payment terms, customer service and account management, and price. For certain payment-related products, we also compete on the respective size or nature (i.e., open versus closed loop) of each product’s acceptance network. For certain payment processing services, systems and technology are also significant competitive factors. We believe that we generally compete favorably with respect to each of these factors. However, we may experience competitive disadvantages with respect to each of these factors from time to time as potential customers prioritize or value these competitive factors differently. As a result, a specific offering of our products and service features, networks and pricing may serve as a competitive advantage with respect to one customer and a disadvantage for another based on the customers’ preferences.
With regard to our fuel card and workforce payment products, we compete with independent fleet card providers, employee benefit outsourcing services, major financial services companies, major oil companies and petroleum marketers. Excluding major oil companies, our most significant competitors in these product categories include WEX, U.S. Bank Voyager Fleet Systems, World Fuel Services, Edenred, Sodexo, Alelo, ConectCar, Radius Payment Solutions, Ebbon-Dacs, and Fleet on Demand.
Our corporate payments business competes with large financial institutions such as Bank of America, Citibank, J.P. Morgan Chase, PNC Bank, U.S. Bank, Wells Fargo Bank and American Express with regard to its virtual, purchasing and T&E card products. With regard to our payroll card product, we also compete with First Data Corporation, Fidelity National Information Services, Global Cash Card, Green Dot Financial, Total System Services, Automatic Data Processing, Paychex and Heartland Payment Systems.
We compete with a number of national companies in providing closed-loop gift cards, the largest of which include First Data Corporation and Vantiv. We also compete with businesses that rely on in-house solutions.

We also compete with a number of companies in the telematics space, the largest of which include Verizon, Omnitracs, Trimble, Danaher, Zonar Systems, TomTom Telematics, Novatel Wireless, and Transics.
Technology
Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2016, we spent more than $150 million in capital and operating expenses to operate, protect and enhance our technology and expect to continue the build out of our proprietary processing platform in Europe and Asia, as well as the integration of our recently acquired businesses.
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
Our technology infrastructure is supported by best-in-class, highly-secure data centers, with redundant locations. We operate six primary data centers, located in Atlanta, Georgia; Brentwood, Tennessee; Prague; Czech Republic; Las Vegas, Nevada; Louisville, Kentucky and Moscow, Russia. We use only proven technology and have no foreseeable capacity limitations. Our systems align with industry standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use security protocols for communication among applications, and our employees access critical components on a need-only basis. As of December 31, 2016, we have not experienced any data security breaches.
We maintain disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2016, we experienced 99.9% up-time for authorizations.
Proprietary processing systems
We operate several proprietary processing systems that provide features and functionality to run our card programs and product offerings, including our card issuing, processing and information services. Our processing systems also integrate with our proprietary networks, which provide brand awareness and connectivity to our acceptance locations that enables the “end-to-end” card acceptance, data capture and transaction authorization capabilities of our card programs. Our proprietary processing systems and aggregation software are tailored to meet the unique needs of the individual markets they serve and enable us to create and deliver commercial payment solutions and stored value programs that serve each of our industry verticals and geographies. Our technology platforms are primarily comprised of four key components, which were primarily developed and are maintained in-house: (1) a core processing platform; (2) specialized software; (3) integrated network capabilities; and (4) a cloud based architecture with proprietary APIs.
Intellectual property
Our intellectual property is an important element of our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, confidentiality agreements, contractual provisions and similar measures to protect our intellectual property. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have internal policies regarding the protection, disclosure and use of our confidential information. Confidentiality, license or similar agreements or clauses are generally used with our business partners and vendors to control access, use and distribution of our intellectual property. Unauthorized persons may attempt to obtain our intellectual property despite our efforts and others may develop similar intellectual property independently. We own trade names, service marks, trademarks and registered trademarks supporting a number of our brands, such as FleetCor, Fuelman, Comdata, and Comchek (among others) in the United States. We also own trademarks and registered trademarks in various foreign jurisdictions for a number of our brands, such as Keyfuels, AllStar, CTF, and Sem Parar (among others). We hold a number of patents and pending applications relating to payment card, fuel tax returns and telematics inventions.

Acquisitions
Since 2002, we have completed over 70 acquisitions of companies and commercial account portfolios, including the acquisition of STP in August 2016. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. For a discussion of recent acquisitions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions”.
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
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in 45 states. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. Some state agencies conduct periodic examinations and issue findings and recommendations as a result of which we make changes to our operations, such as improving our reporting processes, detailing our intercompany arrangements, and implementing new or revising existing policies and procedures such as our anti-money laundering and the Office of Foreign Assets Control (OFAC) compliance program and complaints management process, and improvements to our documentation processes.
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
Anti-Money Laundering and Counter Terrorist Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (the BSA) and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Our business in Canada is also subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCTFA, which is a corollary to the BSA. Among other things, the Bank Secrecy Act and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish anti-money laundering programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services, and financial markets. Among its most notable provisions is the creation of the CFPB, which is charged with regulating consumer financial products or services and which is assuming much of the rulemaking authority under TILA, ECOA, FCRA, and other federal laws affecting the extension of credit. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting UDAAP by persons offering consumer financial products or services and their service providers, and has authority to enforce these consumer financial protection laws and CFPB rules. The CFPB has not defined what is a consumer financial product or service but has indicated informally that, in some instances, small businesses may be covered under consumer protection.
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
Prepaid Card Regulations
Prepaid card programs managed by us are subject to various federal and state laws and regulations, in addition to those identified above, including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Federal Reserve’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on us, is in flux. At this time we are unable to determine the impact that the clarification of these laws and their potential application and future interpretations, as well as new laws, may have on us in a number of jurisdictions. On October 5, 2016, the Consumer Financial Protection Bureau issued a final rule amending Regulations E and Z to create comprehensive consumer protections for prepaid financial products. The extensive nature of these regulations and the implementation dates for this additional rulemaking may result in additional compliance obligations and expense for our business.
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
Employees and labor relations
As of December 31, 2016, we employed approximately 7,100 employees, approximately 2,270 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.
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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2016. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	61	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	57	Chief Financial Officer
Kurt Adams	47	President—Comdata Corporate Payments
Andrew R. Blazye	58	President—International Corporate Development
John S. Coughlin	49	Executive Vice President—Global Corporate Development
Pedro L. Donda	63	President-—STP
Charles Freund	44	Executive Vice President—Global Sales
Alexey Gavrilenya	40	President—Continental Europe
Todd W. House	45	President—North America Direct Issuing, U.S. Telematics and Efectivale
Alan King	40	President—UK, Australia and New Zealand
David D. Maxsimic	57	President—North America Partners
Armando Netto	48	President—Brazil
John A. Reed	62	Global Chief Information Officer
Gregory Secord	54	President—Comdata North America Trucking and CLC Lodging
Ronald F. Clarke has been our Chief Executive Officer since August 2000 and was appointed Chairman of our board of directors in March 2003. From 1999 to 2000, Mr. Clarke served as President and Chief Operating Officer of AHL Services, Inc., a staffing firm. From 1990 to 1998, Mr. Clarke served as Chief Marketing Officer and later as a division president with Automatic Data Processing, Inc. (ADP), a computer services company. From 1987 to 1990, Mr. Clarke was a principal with Booz Allen Hamilton, a global management consulting firm. Earlier in his career, Mr. Clarke was a marketing manager for General Electric Company, a diversified technology, media, and financial services corporation.
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
Pedro L. Donda has served as our President—STP since our acquisition of the business in August 2016. Mr. Donda served in this role at STP, since 2006. From 2001 to 2003, Mr. Donda served as a Chief Executive Officer at IBOPE, a market research company in Brazil. Mr. Donda founded and led Americanas.com, a B2W Digital business in e-commerce. From 1990 to 1998, Mr. Donda founded and led Interchange, an electronic data interchange provider for banks, as well as specializing in logistics and consumer packaged goods supply-chain. From 1980 to 1989, Mr. Donda, was an executive within Citibank N.A. Prior to this, Mr. Donda served in various technology positions.
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
Alexey Gavrilenya was named President—Continental Europe in February 2016, adding to his responsibilities as President—Central/Eastern Europe. Mr. Gavrilenya has been President, Eastern Europe since May 2011, where he has been responsible for PPR and NKT. From March 2009 to April 2011, Mr. Gavrilenya served as our Executive Vice President Strategy and Finance, Eastern Europe. Prior to joining us, Mr. Gavrilenya was Chief Financial Officer of Matarex, Ltd.
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

Alan King joined us in August 2016 as our President—UK, Australia and New Zealand. Prior to joining us, Mr King held various positions at MasterCard from 2005 to 2016, including Managing Director of MasterCard Prepaid Management Services, Group Head of Global Prepaid Solutions, Group General Manager for Market and Business Development in the UK and Ireland and General Manager of Global Accounts. Prior to MasterCard, Mr. King held leadership positions at VISA in the CEMEA region from 2003 to 2005 and at Citibank from 1998 to 2003, largely across commercial payments in international markets. Mr King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
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
Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2016, approximately 13% our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.
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
Approximately 11% of our consolidated revenue in 2016 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.
If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.
We are subject to the credit risk of our customers, which range in size from small, sole proprietorships to large, publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our fleet customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment, we experience increased customer defaults and preference claims by bankrupt customers. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition. Our bad debt expense was $35.9 million in 2016 compared to $24.6 million in 2015.

We derive a significant portion of our revenue from program fees and charges paid by the users of our cards. Any decrease in our receipt of such fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.
Our card programs include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. We derived approximately 76% of our consolidated revenues from these fees and charges during the year ended December 31, 2016. Revenues for late fees and finance charges represent 6% of our consolidated revenue for the year ended December 31, 2016. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.
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
We intend to seek to expand our strategic relationships with major oil companies and to establish additional relationships with other petroleum marketers. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” We use this term in the business sense to refer to strategic business relationships formed through contracts such as Card Program Agreements, and not in the legal sense of operating under legal partnership arrangements created pursuant to laws such as the Uniform Partnership Act. During 2016, our top three strategic relationships with major oil companies accounted for less than 7% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from about one to six years.
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
During 2016, we received notice from an oil partner that they did not intend to renew our current contract when it expires at the end of 2017. Additionally, in 2016, we signed an agreement to manage the commercial fuel card program for a new strategic partner. We do not expect either of these contracts to have a material impact on our business and operating results.
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
Our operating results are materially affected by conditions in the economy generally, both in the United States and internationally. We generate revenue based in part on the volume of purchase transactions we process. Our transaction volume is correlated with general economic conditions, particularly in the United States, Europe, Russia, Latin America, Australia and New Zealand, and the amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business related products and services by our customers. The commercial payments industry in general, and our commercial payment solutions business specifically, depends heavily upon the overall level of spending. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession, political climate or other changes, may lead our corporate customers to reduce their spending, resulting in reduced demand for, or use of, our products and services. In addition, unfavorable changes in economic conditions, may lead our fleet card customers to demand less fuel, or lead our partners to reduce their use of our products and services. As a result, a sustained deterioration in general economic conditions in the United States or abroad, could have a material adverse effect on our revenue and profitability.
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
We have expanded our business to encompass new lines of business in the past. For example, we have entered into the corporate payments, stored value card, vehicle maintenance management and telematics business in the United States and Europe, and transaction processing, fuel, food, toll and transportation card and voucher businesses in Brazil and Mexico. We may continue to enter new lines of business and offer new products and services in the future. There is no guarantee that we will be successful in integrating these new lines of business into our operations. If we are unable to do so, our operating results and financial condition may be adversely affected.
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
At December 31, 2016, we had approximately $3.85 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2016, approximately 30% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Russian ruble, Mexican peso, Czech koruna, Euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.
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
In addition, the integration process following an acquisition requires significant management attention and resources. Integration of acquisitions could result in the distraction of our management, the disruption of our ongoing business or inconsistencies on our services, standards, controls, procedures and policies, any of which could affect our ability to achieve the anticipated benefits of an acquisition or otherwise adversely affect our business and financial results.
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
We have foreign operations in, or provide services for commercial card accounts in Australia, Austria, Azerbaijan, Belarus, Belgium, Brazil, Bulgaria, Canada, Croatia, the Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Kazakhstan, Latvia, Lithuania, Luxembourg, Macau, Malaysia, Mexico, Moldova, Mongolia, Morocco, the Netherlands, New Zealand, Norway, Papua New Guinea, Philippines, Poland, Portugal, Romania, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom, and Ukraine. We also expect to seek to expand our operations into various countries in Asia, Europe and Latin America as part of our growth strategy.
Some of the countries where we operate, and other countries where we will seek to operate, such as Russia, Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the United States. For example, Russia and the Ukraine are experiencing significant unrest, which could escalate into broader armed conflict and additional economic sanctions by the U.S., United Nations or other countries against Russia. In addition, political discourse in the United States may impact business practices in Mexico and other jurisdictions. In addition, changes in laws or regulations, including with respect to payment service providers, taxation, information technology, data transmission and the Internet, revenues from non-U.S. operations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition.
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
In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. A withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The United Kingdom's vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.
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
Our subsidiaries operate in various countries and country specific factors, such as power availability, telecommunications carrier redundancy, embargoes and regulation can adversely impact our information processing by or for our local subsidiaries.
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
We electronically receive, process, store and transmit data and sensitive information about our customers and merchants, including bank account information, social security numbers, expense data, and credit card, debit card and checking account numbers. We endeavor to keep this information confidential; however, our websites, networks, information systems, services and technologies may be targeted for sabotage, disruption or misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of the customer and consumer information that resides on our systems are critical to the successful operation of our business. Unauthorized access to our networks and computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our service and operations.
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
Most of our stored value gift card customers in the United States are national retailers. During 2016 a majority of our gift card revenue was derived from the design and purchase of gift card inventory, with the remaining portion of our 2016 gift card revenue derived primarily from processing fees. If we fail to retain any of these customers, it will be difficult to find a replacement customer on a timely basis or at all because there is a limited number of national retailers in the United States and nearly all of those other national retailers already have a gift card solution in place, either in-house or with one of our competitors. As such, any loss of a stored value gift card customer would reduce our revenue.
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
Our balance sheet includes goodwill and intangible assets that represent approximately 71% of our total assets at December 31, 2016. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.
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
Third parties may also assert infringement claims against our customers relating to their use of our technologies or processes. Any of these claims might require us to defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because under certain conditions we may agree to indemnify our customers from third-party claims of intellectual property infringement. If any of these claims succeed, we might be forced to pay damages on behalf of our customers, which could adversely affect our business, operating results and financial condition.
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
For example, certain of our subsidiaries are currently licensed as money transmitters on the state level by the banking departments or other state agencies. Continued licensing by these states is subject to periodic examinations and ongoing satisfaction of compliance requirements regarding safety and soundness, including maintenance of certain levels of net worth, surety bonding, permissible investments in amounts sufficient to cover our outstanding payment obligations with respect to certain of our products subject to licensure, and record keeping and reporting. If our subsidiaries are unable to obtain, maintain or renew necessary licenses or comply with other relevant state regulations, they will not be able to operate as a money transmitter in those states or provide certain other services and products, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, certain of our subsidiaries are subject to regulation by the Financial Crimes Enforcement Network, or FinCEN, and must comply with applicable anti-money laundering requirements, including implementation of an effective anti-money laundering program. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
Regulatory changes may also restrict or eliminate present and future business opportunities available to certain of our subsidiaries. For example, the Durbin Amendment to the Dodd-Frank Act, which serves to limit interchange fees may restrict or otherwise impact the way our subsidiaries do business or limit their ability to charge certain fees to customers. The CFPB is also engaged in rule making and regulation of the payments industry, in particular with respect to prepaid cards, and on October 5, 2016, the CFPB issued a final rule amending Regulations E and Z to create comprehensive consumer protections for prepaid financial products. The extensive nature of these regulations and the implementation dates for this additional rulemaking may result in additional compliance obligations and expense for our business. The CFPB’s focus on the protection of consumers might also extend to many of our small business customers. As a service provider to certain of our bank sponsors, we are subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changing regulations or standards in the area of privacy and data protection could also adversely impact us. In addition, certain of our bank partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us.
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
In addition, recently implemented and pending changes in accounting standards (for example, changes relating to revenue recognition for customer contracts that will become effective for fiscal 2018) may adversely affect our results of operations.
Finally, we have endeavored to structure our businesses in accordance with existing tax laws and interpretations, including those related to state occupancy taxes, value added taxes in foreign jurisdictions, payroll taxes and restrictions on repatriation of funds or transfers of revenue between jurisdictions. Changes in tax laws, their interpretations or their enforcement could increase our tax liability, further limit our utilization of funds located in foreign jurisdictions and have a material adverse effect on our business and financial condition.
Governmental regulations designed to protect or limit access to personal information could adversely affect our ability to effectively provide our services.
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to help protect the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks, our sponsor bank and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry, or PCI, standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 2. PROPERTIES
We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2016.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	81,000
Covington, Louisiana	Corporate accounting and treasury	13,600
Houston, Texas	Credit and collections	6,300
Concord, California	Customer support	7,100
Wichita, Kansas	CLC operations and customer support	31,100
Atlanta, Georgia	NexTraq sales, operations and customer support	36,800
Tampa, Florida	NexTraq sales	8,300
Salem, Oregon	Pacific Pride sales, operations and customer support	10,000
Brentwood, Tennessee	Comdata sales, operations and customer support	228,000
Nashville, Tennessee	Comdata operations	38,320
Louisville, Kentucky	SVS sales, operations and customer support	66,000
Austin, Texas	Comdata operations	4,300

International
Prague, Czech Republic	CCS headquarters and Shell Europe (Germany, Austria, Poland, Hungary, Switzerland, Czech Republic and Slovakia) operations, credit and collections, customer service and sales	35,000
Mexico City, Mexico(1)	FleetCor Mexico headquarters and operations	22,500
Moscow, Russia	PPR and NKT headquarters, sales, customer support, operations, credit and collections	16,300
Bryansk, Russia	Sales and marketing	19,900
Ipswich, United Kingdom(1)	Operations, sales and customer support	17,900
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters	2,800
Swindon, United Kingdom	Allstar and Shell Europe (Belgium, Netherlands and France) operations, sales and customer support	18,300
Walsall, United Kingdom	Operations, sales and customer support	9,500
Birmingham, United Kingdom	EPYX headquarters, sales, operations and customer support	12,500
Sao Paulo, Brazil	CTF and VB Servicios headquarters, sales, customer support and operations	32,300
Osasco, Brazil	CTF and VB Servicios operations, STP and SemParar Headquarters, sales, operations and customer support	59,900
Rio de Janeiro, Brazil	DB Trans and AExpresso headquarters, sales, operations and customer support	15,300
Auckland, New Zealand	CardLink headquarters, sales, operations and customer support	12,100
Nuernberg, Germany	Shell Europe sales	4,300
Almere, Netherlands	Travelcard headquarters, sales, customer support, operations, credit and collections	5,600
 _____________________

(1)	We own these facilities.
We also lease a number of minor additional facilities, including local sales and operations offices less than 2,400 square feet, small storage facilities and a small number of service stations in the United Kingdom; which are not included in the above list. We believe our facilities are adequate for our needs for at least the next 12 months. We anticipate that suitable additional or alternative facilities will be available to accommodate foreseeable expansion of our operations.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT”. As of December 31, 2016, there were 102 holders of record of our common stock. The table set forth below provides the intraday high and low sales prices per share of our common stock for the four quarters during 2016 and 2015.

	High	Low
2016:
First Quarter	$150.25	$107.56
Second Quarter	156.58	133.64
Third Quarter	174.84	137.26
Fourth Quarter	176.42	140.75
2015:
First Quarter	$158.45	$135.73
Second Quarter	165.67	149.75
Third Quarter	164.61	135.16
Fourth Quarter	157.97	134.55
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
On February 4, 2016, the Company’s Board of Directors approved a stock repurchase program (the "Program") under which the Company may begin purchasing up to $500 million of its common stock over the next 18 month period. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by available cash flow from the business and working capital. There were 1,259,145 common shares totaling $187.7 million repurchased under the Program during 2016. The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2016 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2016 through December 31, 2016	1,000,000	$152.17	1,259,145	$312,348

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

Period Ending	FleetCor Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services
12/15/2010	$100.00	$100.00	$100.00
12/31/2010	$113.03	$102.78	$95.88
3/31/2011	$119.85	$109.79	$103.77
6/30/2011	$108.37	$106.71	$110.66
9/30/2011	$96.37	$83.84	$101.70
12/31/2011	$109.61	$96.43	$117.85
3/31/2012	$142.28	$108.06	$131.46
6/30/2012	$128.59	$103.92	$134.19
9/30/2012	$164.40	$108.99	$142.49
12/31/2012	$196.88	$110.54	$150.85
3/31/2013	$281.36	$123.84	$169.26
6/30/2013	$298.35	$127.22	$179.29
9/30/2013	$404.26	$139.75	$196.49
12/31/2013	$429.98	$151.44	$228.94
3/31/2014	$422.39	$152.67	$217.93
6/30/2014	$483.67	$155.26	$218.52
9/30/2014	$521.54	$143.38	$221.34
12/31/2014	$545.72	$156.79	$256.74
3/31/2015	$553.83	$163.04	$262.43
6/30/2015	$572.70	$163.20	$265.08
9/30/2015	$505.03	$143.25	$260.96
12/31/2015	$524.51	$147.83	$283.80
3/30/2016	$545.87	$144.99	$284.49
6/30/2016	$525.25	$149.92	$279.08
9/30/2016	$637.54	$162.90	$301.21
12/31/2016	$519.34	$176.63	$300.42

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA
We derived the consolidated statement of income and other financial data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheets as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements that are not included in this report.
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2016	2015	2014	2013	2012
Consolidated statement of income data:
Revenues, net	$1,831,546	$1,702,865	$1,199,390	$895,171	$707,534
Expenses:
Merchant commissions	104,345	108,257	96,254	68,143	58,573
Processing	355,414	331,073	173,337	134,030	115,446
Selling	131,443	109,075	75,527	57,346	46,429
General and administrative	283,625	297,715	205,963	142,283	110,122
Depreciation and amortization	203,256	193,453	112,361	72,737	52,036
Other operating, net	(690)	(4,242)	(29,501)	—	—
Operating income	754,153	667,534	565,449	420,632	324,928
Equity method investment loss	36,356	57,668	8,586	—	—
Other expense (income), net	2,982	2,523	(700)	602	1,121
Interest expense, net	71,896	71,339	28,856	16,461	13,017
Loss on early extinguishment of debt	—	—	15,764	—	—
Total other expense	111,234	131,530	52,506	17,063	14,138
Income before income taxes	642,919	536,004	512,943	403,569	310,790
Provision for income taxes	190,534	173,573	144,236	119,068	94,591
Net income	$452,385	$362,431	$368,707	$284,501	$216,199
Earnings per share:
Earnings per share, basic	$4.89	$3.94	$4.37	$3.48	$2.59
Earnings per share, diluted	$4.75	$3.85	$4.24	$3.36	$2.52
Weighted average shares outstanding, basic	92,597	92,023	84,317	81,793	83,328
Weighted average shares outstanding, diluted	95,213	94,139	86,982	84,655	85,736
	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Cash and cash equivalents	$475,018	$447,152	$477,069	$338,105	$283,649
Restricted cash(1)	168,752	167,492	135,144	48,244	53,674
Total assets	9,626,732	7,889,806	8,524,701	3,908,717	2,721,870
Total debt	3,858,233	2,935,000	3,593,717	1,486,378	925,092
Total stockholders’ equity	3,084,038	2,830,047	2,618,562	1,223,502	913,822

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
General Business
Fleetcor is the global leader in workforce payment products.  We primarily go to market with our fuel card payments product solutions, corporate payments products, toll products, lodging cards and gift cards. Our products are used in 53 countries around the world, with our primary geographies in the U.S., Brazil and the U.K., which accounted for approximately 92% of our revenue in 2016.  Our core products are primarily sold to businesses, retailers, major oil companies and marketers and government entities. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including mobile telematics services, fleet maintenance management and employee benefit and transportation related payments. In 2016, we processed approximately 2.2 billion transactions on our proprietary networks and third-party networks (which includes approximately 1.3 billion transactions related to our SVS product, acquired with Comdata). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.
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
FleetCor’s predecessor company was organized in the United States in 1986. In 2000, our current chief executive officer joined us and we changed our name to FleetCor Technologies, Inc. Since 2000, we have grown significantly through a combination of organic initiatives, product and service innovation and over 70 acquisitions of businesses and commercial account portfolios. Our corporate headquarters are located in Norcross, Georgia. As of December 31, 2016, we employed approximately 7,100 employees, approximately 2,270 of whom are located in the United States.
Executive Overview
We operate in two segments, which we refer to as our North America and International segments. See “Results of Operations” for additional segment information.

Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” For the years ended December 31, 2016, 2015 and 2014, our North America and International segments generated the following revenue:

	Year ended December 31,
	2016		2015		2014
(in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$1,279.1	69.8%	$1,232.0	72.3%	$668.3	55.7%
International	552.4	30.2%	470.9	27.7%	531.1	44.3%
	$1,831.5	100.0%	$1,702.9	100.0%	$1,199.4	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Revenues, net	$1,831,546	$1,702,865	$1,199,390
Net income	$452,385	$362,431	$368,707
Net income per diluted share	$4.75	$3.85	$4.24
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
The following diagram illustrates a typical card transaction flow, but may also be applied to our vehicle maintenance, lodging and food, fuel, toll and transportation card and voucher products, substituting transactions for gallons. This representative model is not applicable to all of our businesses.
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
Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the years ended December 31, 2016 and 2015 (in millions):

	Year Ended December 31,
	2016		2015
Revenue by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,279	70%	$1,232	72%
United Kingdom	229	13	248	15
Brazil	168	9	85	5
Other	156	8	138	8
Consolidated revenues, net	$1,832	100%	$1,703	100%

	Year Ended December 31,
	2016		2015
Revenue by Product Category*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards	$1,124	61%	$1,116	66%
Gift	185	10	170	10
Corporate payments	180	10	162	10
Tolls	103	6	9	1
Lodging	101	5	92	5
Other	140	8	154	9
Consolidated revenues, net	$1,832	100.0%	$1,703	100.0%

	Year Ended December 31,
	2016		2015
Major Sources of Revenue*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Customer
Processing and program fees	$904	49%	$776	46%
Late fees and finance charges	113	6	110	6
Other	30	2	28	2
	$1,047	57	$914	54
Merchant
Interchange (Fuel)[1]	278	15	294	17
Interchange (Nonfuel)[2]	173	9	162	10
Tied to fuel-price spreads	200	11	211	12
Program fees	133	7	123	7
	784	43	789	46
Consolidated revenues, net	$1,832	100%	$1,703	100%
1Interchange revenue directly influenced by the absolute price of fuel and other interchange primarily related to fuel products.
2Interchange revenue primarily related to nonfuel products.
*Columns may not calculate due to impact of rounding.

Revenue per transaction. Set forth below is revenue per transaction information for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Transactions (in millions)
North America	1,718.7	1,667.5	459.9
International	507.8	183.9	192.5
Total transactions	2,226.5	1,851.4	652.4
Revenue per transaction
North America	$0.74	$0.74	$1.45
International	1.09	2.56	2.76
Consolidated revenue per transaction	0.82	0.92	1.84
Consolidated adjusted revenue per transaction[3]	0.78	0.86	1.69

3 Adjusted revenues is a non-GAAP financial measure defined as revenues, net less merchant commissions. We believe this measure is a more effective way to evaluate our revenue performance. We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants to participate in our card programs. Adjusted revenues is a supplemental non-GAAP financial measure of operating performance. See the heading entitled "Management's Use of Non-GAAP Financial Measures."
From 2015 to 2016, total transactions increased from 1.9 billion to 2.2 billion, an increase of 375.1 million or 20.3%. North American segment transactions increased approximately 3% in 2016 as compared to 2015 due primarily to growth in our PacPride, MasterCard and corporate payments businesses. Transaction volumes in our international segment increased by approximately 176% over 2015, primarily due to the acquisition of STP and Travelcard during the third quarter of 2016, the addition of new Shell fuel card markets in 2015 and 2016 and additional transactions from a small acquisition in Brazil in the first quarter of 2016.
From 2014 to 2015, total transactions increased from 652.4 million to 1.9 billion, an increase of 1.2 billion, or 183.8%. We experienced an increase in transactions in our North America segment primarily due to our acquisition of Comdata in November 2014, of which 1.3 billion and 270 million transactions are attributable to SVS for 2015 and 2014, respectively, as well as from organic growth in our U.S. businesses. Transaction volumes in our international segment decreased slightly by 4.5% primarily due to market softness in some of our international businesses.

Set forth below is further breakdown of revenue per transaction by product information for the years ended December 31, 2016 and 2015 (in millions, except per transaction data):

	Year Ended December 31,
	2016	2015
Fuel Cards
Transactions	502.5	473.0
Revenues, net per transaction	$2.24	$2.36
Revenues, net	$1,124.2	$1,115.6

Gift
Transactions	1,327.4	1,300.4
Revenues, net per transaction	$0.14	$0.13
Revenues, net	$184.7	$170.1

Corporate Payments
Transactions	38.7	31.9
Revenues, net per transaction	$4.64	$5.09
Revenues, net	$179.6	$162.3

Tolls
Transactions	326.7	12.4
Revenues, net per transaction	$0.31	$0.75
Revenues, net	$102.7	$9.3

Lodging
Transactions	13.3	13.7
Revenues, net per transaction	$7.58	$6.70
Revenues, net	$100.7	$91.8

Other[4]
Transactions	18.0	20.0
Revenues, net per transaction	$7.76	$7.70
Revenues, net	$139.6	$153.8
4Other includes telematics, maintenance and transportation benefits related businesses.
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

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
(in thousands except per share amounts)
Adjusted revenues	$1,727,201	$1,594,608	$1,103,136
Adjusted net income	$659,176	$592,625	$447,670
Adjusted net income per diluted share	$6.92	$6.30	$5.15
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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 70%, 72% and 56% of our revenue in 2016, 2015 and 2014, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions and Investments
During 2016, we completed acquisitions with an aggregate purchase price of $1.3 billion, net of cash acquired of $51.3 million, which includes deferred payments made during the period related to prior acquisitions of $6.1 million.

•
In August 2016, we acquired all of the outstanding stock of STP for approximately $1.23 billion, net of cash acquired of $40.2 million. STP is an electronic toll payments company in Brazil and also provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to expand our presence in the toll market in the Brazil. We financed the acquisition using a combination of existing cash and borrowings under our existing credit facility.

•
During 2016, we acquired additional fuel card portfolios in the U.S. and the United Kingdom, additional Shell fuel card markets in Europe and Travelcard in the Netherlands totaling approximately $76.7 million, net of cash acquired of $11.1 million.

•	During 2016, we made additional investments of $7.9 million related to our equity method investment at Masternaut. We also received a $9.2 million return of our investment in Masternaut.
The results of operations from the fuel card portfolio acquired in the U.S. are included within our North America segment, from the date of acquisition. The results of operations of STP, the fuel card portfolio in the United Kingdom, the additional Shell markets, the Travelcard business in the Netherlands and the small business in Brazil are included within our International segment, from the date of acquisition.
During 2015, we completed acquisitions of Shell portfolios related to our fuel card businesses in Europe, as well as a small acquisition internationally, with an aggregate purchase price of $46.3 million, each included within our International segment from the date of acquisition, and made additional investments of $8.4 million related to our equity method investment at Masternaut and deferred payments of $3.4 million related to acquisitions occurring in prior years.
During 2014, we completed acquisitions with an aggregate purchase price of $3.67 billion, net of cash acquired of $165.8 million.

•
In April 2014, we completed an equity method investment in Masternaut, Europe’s largest provider of telematics solutions to commercial fleets. We own 44% of the outstanding equity of Masternaut. This investment is included in “Equity method investment” in our consolidated balance sheets.

•
In July 2014, we also acquired PacPride, a U.S. fuel card business, and in August 2014, we acquired a fuel card business from Shell in Germany (“Shell Germany”). The purpose of these acquisitions was to strengthen our presence in the U.S. marketplace and establish our presence in the German fuel card market, respectively.

•
In November 2014, we acquired Comdata Inc. (“Comdata”) for $3.4 billion. Comdata is a leading business-to-business provider of innovative electronic payment solutions. As an issuer and a processor, Comdata provides fleet, virtual card and gift card solutions to over 20,000 customers. Comdata has approximately 1,300 employees and enables over $54 billion in payments annually. This acquisition complemented the Company’s current fuel card business in the U.S. and added a new product with the virtual payments business. FleetCor financed the acquisition with approximately $2.4 billion of new debt and the issuance of 7.6 million shares of FleetCor common stock, including amounts applied at the closing to the repayment of Comdata’s debt.

The results of operations of the Shell Germany business are included within our International segment, from the date of acquisition. The results of operations from PacPride and Comdata are included within our North America segment, from the date of acquisition.

Results of Operations
Year ended December 31, 2016 compared to the year ended December 31, 2015
The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2016 and 2015 (in millions, except percentages).

	Year ended December 31, 2016	% of total revenue	Year ended December 31, 2015	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,279.1	69.8%	$1,232.0	72.3%	$47.1	3.8%
International	552.4	30.2%	470.9	27.7%	81.5	17.3%
Total revenues, net	1,831.5	100.0%	1,702.9	100.0%	128.7	7.6%
Consolidated operating expenses:
Merchant commissions	104.3	5.7%	108.3	6.4%	(3.9)	(3.6)%
Processing	355.4	19.4%	331.1	19.4%	24.3	7.4%
Selling	131.4	7.2%	109.1	6.4%	22.4	20.5%
General and administrative	283.6	15.5%	297.7	17.5%	(14.1)	(4.7)%
Depreciation and amortization	203.3	11.1%	193.5	11.4%	9.8	5.1%
Other operating, net	(0.7)	—%	(4.2)	0.2%	(3.6)	(83.7)%
Operating income	754.2	41.2%	667.5	39.2%	86.6	13.0%
Equity method investment loss	36.4	2.0%	57.7	3.4%	(21.3)	(37.0)%
Other expense (income), net	3.0	0.2%	2.5	0.1%	0.5	18.2%
Interest expense, net	71.9	3.9%	71.3	4.2%	0.6	0.8%
Provision for income taxes	190.5	10.4%	173.6	10.2%	17.0	9.8%
Net income	$452.4	24.7%	$362.4	21.3%	$90.0	24.8%
Operating income for segments:
North America	$506.4		$442.0		$64.4	14.6%
International	247.7		225.5		22.3	9.9%
Operating income	$754.2		$667.5		$86.6	13.0%
Operating margin for segments:
North America	39.6%		35.9%		3.7%
International	44.8%		47.9%		(3.0)%
Total	41.2%		39.2%		2.0%

Revenues and revenue per transaction
Our consolidated revenue increased from $1,702.9 million in 2015 to $1,831.5 million in 2016, an increase of $128.7 million, or 7.6%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2016, which contributed approximately $87 million in additional revenue.

•	Organic growth in certain of our payment programs driven primarily by increases in both volume and revenue per transaction.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for 2016 over the comparable period in 2015 of approximately $109 million. We believe the impact of lower fuel prices, primarily in the U.S., and lower fuel spread margins, had an unfavorable impact on consolidated revenues of approximately $66 million. Additionally, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $43 million due to unfavorable fluctuations in rates in most geographies in 2016 compared to 2015.

Consolidated revenue per transaction decreased from $0.92 in 2015 to $0.82 in 2016, a decrease of $0.10, or 10.6%. This decrease was due primarily to the unfavorable impact of the macroeconomic environment, the mix impact of acquisitions (STP, Travelcard and a small acquisition in Brazil), which have a much lower revenue per transaction than the historical average, partially offset by organic growth. Excluding these items, revenue per transaction increased approximately 5% to $0.97 in 2016 compared to $0.92 in 2015.
Revenue per transaction can vary based on the geography, the relevant merchant and customer relationship, the payment product utilized, and the types of products or services purchased. The revenue mix was influenced by our acquisitions, organic growth in the business, and fluctuations in the macroeconomic environment, including fuel prices, fuel spread margins and foreign exchange rates.
North America segment revenues and revenue per transaction
North America revenues increased from $1,232.0 million in 2015 to $1,279.1 million in 2016, an increase of $47.1 million, or 3.8%. The increase in our North America segment revenue was primarily due to:

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue per transaction.

•
Partially offsetting the organic growth was the negative impact of macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue in 2016 over the comparable period in 2015 of approximately $65 million, primarily due to the impact of lower fuel prices and lower fuel spread margins.

North America segment revenue per transaction was $0.74 in 2015 and $0.74 in 2016. Revenue per transaction in our North America segment for 2016, excluding the negative impact of the macroeconomic environment of approximately $65 million, increased approximately 6% to $0.78 in 2016 compared to $0.74 in 2015.
International segment revenue
International segment revenues increased from $470.9 million in 2015 to $552.4 million in 2016, an increase of $81.5 million, or 17.3%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during 2016, which contributed approximately $87 million in additional revenue.

•	Organic growth in certain of our payment programs driven by increases in both volume and revenue per transaction.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for 2016 over the comparable period in 2015 of approximately $44 million, primarily due to unfavorable fluctuations in foreign exchange rates in most geographies where we do business and slightly lower fuel prices.

International segment revenue per transaction decreased from $2.56 in 2015 to $1.09 in 2016, a decrease of $1.47 per transaction, or 57.5%. This decrease was due primarily to the unfavorable impact of foreign exchange rates across most geographies and the mix impact of acquisitions (STP, Travelcard and a small acquisition in Brazil), which have a much lower revenue per transaction than the historical average, partially offset by organic growth. Excluding these items, our International revenue per transaction increased approximately 4% to $2.66 in 2016 compared to $2.56 in 2015.
Consolidated operating expenses
Merchant commission. Merchant commissions decreased from $108.3 million in 2015 to $104.3 million in 2016, a decrease of$3.9 million, or 3.6%. This decrease was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel, which impacted merchant commissions in certain card programs, as well as the impact of fluctuations in foreign exchange rates.
Processing. Processing expenses increased from $331.1 million in 2015 to $355.4 million in 2016, an increase of $24.3 million, or 7.4%. Increases in processing expenses were primarily due to ongoing expenses related to acquisitions completed in 2016, and incremental bad debt expense, partially offset by the impact of fluctuations in foreign exchange rates and lower negotiated vendor processing costs.
Selling. Selling expenses increased from $109.1 million in 2015 to $131.4 million in 2016, an increase of $22.4 million, or 20.5%. Increases in spending were primarily due to ongoing expenses related to acquisitions completed in 2016 as well as additional sales and marketing spending in certain markets, partially offset by the impact of fluctuations in foreign exchange rates.

General and administrative. General and administrative expense decreased from $297.7 million in 2015 to $283.6 million in 2016, a decrease of $14.1 million, or 4.7%. The decrease was primarily due to decreased stock based compensation of approximately $26 million from the comparable period in 2015 and the impact of fluctuations in foreign exchange rates, partially offset by ongoing expenses related to acquisitions completed in 2016 and an incremental $2 million in acquisition related expenses over 2015.
Depreciation and amortization. Depreciation and amortization increased from $193.5 million in 2015 to $203.3 million in 2016, an increase of $9.8 million, or 5.1%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2016, partially offset by movements in and adjustments from changes in foreign exchange rates of approximately $2 million.
Other operating, net. Other operating, net decreased from $4.2 million in 2015 to $0.7 million in 2016. The decrease is due to favorable reversals of various contingent liabilities for tax indemnifications related to our acquisitions of DB and VB in Brazil in 2015.
Equity method investment loss
Losses at our equity method investment decreased from $57.7 million in 2015 to $36.4 million in 2016. The decrease was primarily due to a non-recurring gain of $13.8 million during 2016, as well as less costs incurred to restructure the operations of the business and a smaller impairment of our investment, compared to 2015.
We regularly evaluate our investments, which are not carried at fair value, for other than temporary impairment in accordance with U. S. GAAP. During the fourth quarter of 2016, we determined that the performance improvement initiatives planned at Masternaut were more challenging to implement than we originally projected. As a result, we recorded a $36.1 million non-cash impairment charge in our equity method investment in 2016, compared to a $40 million charge in 2015.
Interest expense, net
Interest expense was $71.3 million in 2015 compared to $71.9 million in 2016. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

	2016	2015
Term loan A	2.05%	1.94%
Term loan B	3.75%	3.75%
Domestic Revolver A	2.07%	1.95%
Foreign Revolver A	1.84%	2.36%
Foreign swing line	1.84%	2.29%
The average unused credit facility fee for Domestic Revolver A was 0.31% and 0.35% in 2016 and 2015, respectively.
Provision for income taxes
The provision for income taxes increased from $173.6 million in 2015 to $190.5 million in 2016, an increase of $17.0 million, or 9.8%. The increase in income taxes from 2015 to 2016 was primarily driven by the increase in book earnings for 2016 as compared to 2015. The increase in taxes was partially offset by a decrease in our effective tax rate from 32.4% in 2015 to 29.7% in 2016. The decrease in our effective tax rate was primarily due to the adoption of ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which resulted in excess tax benefits being recorded as a reduction of income tax expense during 2016, rather than additional paid in capital as discussed in the summary of significant accounting policies footnote. We also had a non-recurring net gain recorded by our equity method investment, which favorably impacted pre-tax earnings but was not subject to U.S. income taxes and the impact of certain tax planning initiatives that were implemented during 2016. We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Net income
For the reasons discussed above, our net income increased from $362.4 million in 2015 to $452.4 million in 2016, an increase of $90.0 million, or 24.8%.
Operating income and operating margin
Consolidated operating income
Operating income increased from $667.5 million in 2015 to $754.2 million in 2016, an increase of $86.6 million, or 13.0%. Consolidated operating margin was 39.2% in 2015 and 41.2% in 2016. The increase in operating income was primarily due to acquisitions completed in 2016, $26 million less stock based compensation expense compared to 2015 and organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $82 million, driven by lower fuel prices and spreads, and unfavorable fluctuations in foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.
North America segment operating income
North America operating income increased from $442.0 million in 2015 to $506.4 million in 2016, an increase of $64.4 million, or 14.6%. North America operating margin was 35.9% in 2015 and 39.6% in 2016. The increase in operating income was due primarily to less stock based compensation expense compared to 2015 and organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $56 million, driven by lower fuel prices and lower fuel spread margins.
International segment operating income
International operating income increased from $225.5 million in 2015 to $247.7 million in 2016, an increase of $22.3 million, or 9.9%. International operating margin was 47.9% in 2015 and 44.8% in 2016. The increase in operating income was due primarily to acquisitions completed in 2016 and organic growth in the business, partially offset by the approximately $26 million unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, as well as the negative impact of fuel prices internationally. The impact of changes in fuel price spreads was negligible.

Year ended December 31, 2015 compared to the year ended December 31, 2014
The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2015 and 2014 (in millions, except percentages).

	Year ended December 31, 2015	% of total revenue	Year ended December 31, 2014	% of total revenue	Increase (decrease)	% Change

North America	$1,232.0	72.3%	$668.3	55.7%	$563.6	84.3%
International	470.9	27.7%	531.1	44.3%	(60.2)	(11.3)%
Total revenues, net	1,702.9	100.0%	1,199.4	100.0%	503.5	42.0%
Consolidated operating expenses:
Merchant commissions	108.3	6.4%	96.3	8.0%	12.0	12.5%
Processing	331.1	19.4%	173.3	14.5%	157.7	91.0%
Selling	109.1	6.4%	75.5	6.3%	33.5	44.4%
General and administrative	297.7	17.5%	206.0	17.2%	91.8	44.5%
Depreciation and amortization	193.5	11.4%	112.4	9.4%	81.1	72.2%
Other operating, net	(4.2)	0.2%	(29.5)	2.5%	(25.3)	(85.6)%
Operating income	667.5	39.2%	565.4	47.1%	102.1	18.1%
Equity method investment loss	57.7	3.4%	8.6	0.7%	49.1	571.7%
Other expense (income), net	2.5	0.1%	(0.7)	NM	(3.2)	NM
Interest expense, net	71.3	4.2%	28.9	2.4%	42.5	147.2%
Loss on early extinguishment of debt	—	—%	15.8	1.3%	(15.8)	(100.0)%
Provision for income taxes	173.6	10.2%	144.2	12.0%	29.3	20.3%
Net income	$362.4	21.3%	$368.7	30.7%	$(6.3)	(1.7)%
Operating income for segments:
North America	$442.0		$287.3		$154.7	53.9%
International	225.5		278.1		(52.7)	(18.9)%
Operating income	$667.5		$565.4		$102.1	18.1%
Operating margin for segments:
North America	35.9%		43.0%		(7.1)%
International	47.9%		52.4%		(4.5)%
Total	39.2%		47.1%		(7.9)%
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

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for 2015 over the comparable period in 2014 of approximately $167 million. We believe changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $92 million, due to unfavorable fluctuations in rates in all geographies, in 2015 over 2014. Additionally, the impact of lower fuel prices, partially offset by higher fuel spread margins, had an additional unfavorable impact on consolidated revenues of approximately $75 million.
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

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue for 2015 over the comparable period in 2014 of approximately $72 million, primarily due to the impact of lower fuel prices in the U.S., partially offset by higher fuel spread margins.

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
International segment revenue
International segment revenue decreased from $531.1 million in 2014 to $470.9 million in 2015, a decrease of $60.2 million, or 11.3%. The decrease in International segment revenue was due primarily to the following:

•
The impact of the macroeconomic environment, which is included within organic growth. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for 2015 over the comparable period in 2014 of approximately $95 million, primarily due to changes in foreign exchange rates and lower fuel prices internationally. Unfavorable fluctuations in foreign exchange rates in all geographies had an unfavorable impact on revenues in 2015 over the comparable period in 2014 of approximately $92 million.

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
We regularly evaluate our investments, which are not carried at fair value, for other than temporary impairment in accordance with U. S. GAAP. During the fourth quarter of 2015, we determined that the performance improvement initiatives at Masternaut will take longer to implement than we originally projected. As a result, we have recorded a $40 million non-cash impairment charge in our equity method investment.
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

	2015	2014
Term loan A	1.94%	1.92%
Term loan B	3.75%	3.75%
Domestic Revolver A	1.95%	1.92%
Foreign Revolver A	2.36%	2.27%
Foreign Revolver B	—	4.43%
Foreign swing line	2.29%	2.24%
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
Sources of liquidity
At December 31, 2016, our cash balances totaled $643.8 million, with approximately $168.8 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.
At December 31, 2016, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested was $312.2 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2016, we had the ability to generate approximately $112 million of additional liquidity under our Securitization Facility. At December 31, 2016, we had approximately $420 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
(in millions)	2016	2015	2014
Net cash provided by operating activities	$705.9	$754.6	$608.3
Net cash used in investing activities	(1,389.6)	(99.4)	(2,594.1)
Net cash provided by (used in) financing activities	754.0	(648.1)	2,162.3
Operating activities. Net cash provided by operating activities decreased from $754.6 million in 2015 to $705.9 million in 2016. The decrease was primarily due to changes in working capital driven by fluctuations in receivables and payables, largely due to timing of month end transactions and volume. Cash flow was favorably impacted by additional net income of $90 million during 2016 over the comparable period in 2015.
Net cash provided by operating activities increased from $608.3 million in 2014 to $754.6 million in 2015, despite a slight decrease in net income. The increase was primarily due to changes in working capital and increases in certain non-cash expenses, including amortization of intangible assets of $73.6 million, stock-based compensation of $52.5 million and equity method investment loss of $49.1 million.
Investing activities. Net cash used in investing activities increased from $99.4 million in 2015 to $1,389.6 million in 2016. This increase was primarily due to the increase in cash paid for our STP and Travel Card acquisitions completed in 2016.
Net cash used in investing activities decreased from $2,594.1 million in 2014 to $99.4 million in 2015. This decrease was primarily due to the reduction in cash outlay for acquisitions, over the comparable period.
Financing activities. Net cash from financing activities increased from net cash used of $648.1 million in 2015 to net cash provided of $754.0 million in 2016. The increase was primarily due to an increase in net borrowings on our revolving credit facility and term loans of $952.2 million and $585.0 million, respectively, to fund acquisitions during 2016.
Net cash from financing activities decreased from net cash provided of $2,162.3 million in 2014 to net cash used of $648.1 million in 2015. The change is primarily due to increased net borrowings on our Credit Facility and Securitization Facility in 2014 to fund the purchase price for Comdata. Additionally, we made payments on contingent consideration arrangements of $42 million in 2015 that were not made in 2014.
Capital spending summary
Our capital expenditures increased from $41.9 million in 2015 to $59.0 million in 2016, an increase of $17 million, or 40.9%. This increase is primarily due to increased spending on strategic projects, including continued investment in our GFN application.
Our capital expenditures increased from $27.1 million in 2014 to $41.9 million in 2015, an increase of $14.8 million, or 54.7%. The increase was primarily due to the impact of our acquisition of Comdata in November 2014.
Credit Facility
On June 22, 2011, FleetCor Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers, entered into a Credit Agreement, which was a five-year, $900 million Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and a syndicate of financial institutions.
On October 24, 2014, FleetCor Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), entered into a new $3.36 billion Credit Agreement (the New Credit Agreement), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”). The New Credit Agreement provided for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term A loan facility in the amount of $2.02 billion and (d) a term B loan facility in the amount $300 million. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. The New Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Proceeds from the New Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. The proceeds of the New Credit Facility were used to paydown borrowings under the Credit Agreement. On November 14, 2014 in order to finance a portion of the Comdata Acquisition and to refinance our Credit Agreement, we made initial borrowings under the New Credit Agreement.
On August 22, 2016, the Company entered into the first amendment to the New Credit Agreement, which increased the size of our Term A loan from $2.02 billion to $2.62 billion. The proceeds from the additional $600 million in term A loan were used to partially finance the STP acquisition. On January 20, 2017, the Company entered into the second amendment to the New Credit Agreement, which established a new term B loan ("Term B-2 Loan") in the amount of $245 million to replace the existing term

B Loan. Interest on the Term B-2 loan facility accrues based on the Eurocurrency Rate or the Base Rate at 2.25% for Eurocurrency Loans and at 1.25% for Base Rate Loans.
The obligations of the Borrowers under the New Credit Agreement are secured by substantially all of the assets of FleetCor and its domestic subsidiaries, pursuant to a security agreement and includes a pledge of (i) 100% of the issued and outstanding equity interests owned by us of each Domestic Subsidiary and (2) 66% of the voting shares of the first-tier foreign subsidiaries, but excluding real property, personal property located outside of the United States, accounts receivables and related assets subject to the Securitization Facility and certain investments required under money transmitter laws to be held free and clear of liens. At December 31, 2016, we had $2.4 billion in borrowings outstanding on the term A loan, excluding the related debt discount, $245 million in borrowings outstanding on term B loan excluding the related debt discount, $465 million in borrowings outstanding on the domestic revolving A facility, $123.4 million in borrowings outstanding on the foreign revolving A facility and $26.6 million in borrowings outstanding on the revolving A facility swing line of credit.

Interest on amounts outstanding under the New Credit Agreement (other than the Term B-2 loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. At December 31, 2016, the interest rate on the term loan A and the domestic revolving A facility was 2.52%, the interest rate on the foreign revolving A facility was 2.01%, the interest rate on the revolving A facility swing line of credit was 1.97% and the interest rate on the term loan B facility was 3.77%. The unused credit facility fee was 0.35% for all facilities at December 31, 2016.

The stated maturity dates for the term A loan, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the Term B-2 loan. The term loans are payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made.
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
During 2016, we made principal payments of $116 million on the term A loan, $2.5 million on the Term B-2 loan, $730 million on the domestic revolving A facility, $56.8 million on the foreign revolving A facility and $13.5 million on the foreign revolving A facility swing line of credit.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the Fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million and the Securitization Facility expires on November 14, 2017. The Securitization Facility contains certain customary financial covenants.

There is a program fee equal to one month LIBOR or the Commercial Paper Rate plus 0.90%. At December 31, 2016 and 2015, the company used the Commercial Paper Rate of 0.85% plus 0.90% and 0.43% plus 0.90%, respectively. The unused facility fee is payable at a rate of 0.40% as of December 31, 2016 and 2015.
Under a related purchase and sale agreement, dated as of December 20, 2004, and most recently amended on November 14, 2014 to include Comdata as an originator, between FleetCor Funding LLC, as purchaser, and certain of our subsidiaries, as originators, the receivables generated by the originators are deemed to be sold to FleetCor Funding LLC immediately and without further action upon creation of such receivables. At the request of FleetCor Funding LLC, as seller, undivided percentage ownership interests in the receivables are ratably purchased by the purchasers in amounts not to exceed their respective commitments under the facility. Collections on receivables are required to be made pursuant to a written credit and collection policy and may be reinvested in other receivables, may be held in trust for the purchasers, or may be distributed. Fees are paid to each purchaser agent for the benefit of the purchasers and liquidity providers in the related purchaser group in accordance with the Securitization Facility and certain fee letter agreements.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2016.
Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $3.0 million, which are payable in the next twelve months.
Stock Repurchase Program
On February 4, 2016, the Company’s Board of Directors approved a stock repurchase program (the "Program") under which the Company may begin purchasing up to $500 million of its common stock over the next 18 month period. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by available cash flow from the business and working capital. There were 1,259,145 common shares totaling $187.7 million repurchased under the Program during 2016.
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
See Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenue recognition and presentation
Revenue is derived from our merchant and network relationships as well as from customers and partners. We recognize revenue on fees generated through services primarily to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and record revenue net of the wholesale cost of the underlying products and services based on the following: (i) we are not the primary obligor in the arrangement and we are not responsible for fulfillment and the acceptability of the product; (ii) we have no inventory risk, do not bear the risk of product loss and do not make any changes to the product or have any involvement in the product specifications; (iii) we do not have significant latitude with respect to establishing the price for the product (predominantly fuel) and (iv) the amount we earn for our services is fixed, within a limited range. We recognize revenue from merchant and network relationships, processing and other arrangements when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured, as more fully described below.
Through our merchant and network relationships we provide fuel, prepaid cards, vehicle maintenance, lodging, food, toll, and transportation related services to our customers. We derive revenue from our merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. Our revenue consists of margin on sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of the product plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price we pay to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. We have entered into agreements with major oil companies, petroleum marketers and leasing companies, among others, that specify that a transaction is deemed to be captured when we have validated that the transaction has no errors and have accepted and posted the data to our records.
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
We also charge our customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. We recognize fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of our businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. We have recorded $91.6 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income in 2016.
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
Accounts receivable
As described above under the heading “Securitization Facility,” we maintain a revolving trade accounts receivable Securitization Facility. The current purchase limit under the Securitization Facility is $950 million. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a revolving basis, to FleetCor Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary (Conduit). In turn, Funding sells, without recourse, on a revolving basis, up to $950 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit. Funding maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold to the conduit. Purchases by the conduit are financed with the sale of highly-rated commercial paper.

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
All foreign receivables are owned receivables and are not included in our receivable securitization program. At December 31, 2016 and 2015, there was $591 million and $614 million, respectively, of short-term debt outstanding under our Securitization Facility.
Credit risk and reserve for losses on receivables
We control credit risk by performing periodic credit evaluations of our customers. Payments from customers are generally due within 14 days of billing. We routinely review our accounts receivable balances and make provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible once they age past 90 days and are deemed uncollectible from the customer. We provide an allowance for receivables aged less than 90 days that we expect will be uncollectible based on historical collections experience and would include accounts that have filed for bankruptcy. At December 31, 2016, approximately 95% of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
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
We complete an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. As deemed appropriate, we have performed a qualitative assessment of certain of our reporting units. In this qualitative assessment we individually considered the following items for each reporting unit where we determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.
In step 1 of the goodwill impairment test for our reporting units, the reporting unit’s carrying amount, including goodwill is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.
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
Based on the goodwill asset impairment analysis performed quantitatively on October 1, 2016, we determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
We also regularly evaluate the carrying value of our equity method investment, which is not carried at fair value, for other-than-temporary impairment. We estimate the fair value of our equity method investment using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of our equity method investment in developing the valuation estimate. During the fourth quarters of 2016 and 2015, we determined that the performance improvement initiatives in our equity method investment in Masternaut Group Holdings Limited ("Masternaut") will take longer and be more challenging to implement than originally projected, based on revised cash flow projections provided by the business. As a result, we have recorded a $36.1 million and $40 million non-cash impairment charge in our equity method investment for 2016 and 2015, respectively.
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
Business combinations
We have accounted for business combinations under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities including contingencies, be recorded at fair value determined as of the acquisition date and changes thereafter reflected in income. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist in determining fair value. Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. The results of the acquired businesses are included in our results of operations beginning from the completion date of the applicable transaction.
Estimates of fair value are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. Provisional estimates of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the final amounts recorded. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include contingent consideration related to the performance of the acquired operations following the acquisition. Contingent consideration is recorded at estimated fair value at the date of the acquisition and is remeasured each reporting period, with any changes in fair value recorded in the consolidated statements of income. We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities.
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
Adoption of New Accounting Standards
Going Concern
In August 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires entities to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This ASU is effective for fiscal years ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Our adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows, as it is disclosure based.
Simplification of Guidance on Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-3, “Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This ASU is effective for us for fiscal years ending after December 15, 2015 and interim periods. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which is effective immediately. The SEC staff clarified that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset.We adopted this new guidance on January 1, 2016. As a result of the adoption of this ASU, $0.6 million and $1.5 million of unamortized debt issuance costs were retrospectively adjusted from prepaid expenses and other current assets to the current portion of notes payable and lines of credit and other assets to notes payable and other obligations, less current portion, respectively, in the our Consolidated Balance Sheet as of December 31, 2015.
Accounting for Employee Stock-Based Payment
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which requires excess tax benefits recognized on stock-based compensation expense be reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis. ASU 2016-09 also requires excess tax benefits recognized on stock-based compensation expense be classified as an operating activity in the consolidated statements of cash flows rather than a financing activity. Companies can elect to apply this provision retrospectively or prospectively. ASU 2016-09 also requires entities to elect whether to account for forfeitures as they occur or estimate expected forfeitures over the course of a vesting period. This ASU is effective for us for annual periods beginning after December 15, 2016. Early adoption is permitted.
During the third quarter of 2016, we elected to early adopt ASU 2016-09. The adoption of this ASU resulted in excess tax benefits being recorded as a reduction of income tax expense prospectively for all periods during 2016, rather than additional paid in capital, and an increase in the number of dilutive shares outstanding at the end of each period, which resulted in an increase to diluted earnings per share during the respective period. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows on a prospective basis within changes in accounts payable, accrued expenses and customer deposits. In accordance with ASU 2016-09, prior periods related to the classification of excess tax benefits have not been adjusted. We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, the net cumulative effect of this change was not material.

The following table shows the impact of retrospectively applying ASU 2016-09 to the previously issued consolidated statements of operations for the three month period ended March 31 and the three and six month periods ended June 30 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast	As Previously Reported	Adjustments	As Recast
Income before income taxes	$156,912	$—	$156,912	$162,348	$—	$162,348
Provision for income taxes	46,940	(1,118)	45,822	48,163	(2,068)	46,095
Net income	$109,972	$1,118	$111,090	$114,185	$2,068	$116,253
Earnings per share:
Basic earnings per share	$1.19	$0.01	$1.20	$1.23	$0.02	$1.25
Diluted earnings per share	$1.17	$—	$1.17	$1.21	$0.01	$1.22
Weighted average common shares outstanding:
Basic	92,516	—	92,516	92,665	—	92,665
Diluted	94,329	701	95,030	94,549	729	95,279

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast
Income before income taxes	$319,260	$—	$319,260
Provision for income taxes	95,103	(3,186)	$91,917
Net income	$224,157	$3,186	$227,343
Earnings per share:
Basic earnings per share	$2.42	$0.04	$2.46
Diluted earnings per share	$2.37	$0.02	$2.39
Weighted average common shares outstanding:
Basic	92,591	—	92,591
Diluted	94,437	700	95,137
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

Simplification of Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. This ASU is effective for us for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. During the fourth quarter of 2016, we elected to early adopt ASU 2015-17 on a prospective basis and prior periods were not retrospectively adjusted. Our adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows.
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing", which clarifies the accounting for intellectual property licenses and identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting", which rescinds certain SEC guidance in response to announcements made by the SEC staff at the EITF's March 3, 2016 meeting and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the guidance on collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and contract modifications and completed contracts at transition. Additionally, ASU 2016-12 clarifies that entities electing the full retrospective transition method would no longer be required to disclose the effect of the change in accounting principle on the period of adoption; however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted. These ASUs are effective for us for reporting periods beginning after December 15, 2017, but permit companies the option to adopt as of the original effective date. We are currently evaluating the impact of the provisions of ASC 606. In 2016, we continued our assessment of the new standard with a focus on identifying the performance obligations included within our revenue arrangements with customers and evaluating our methods of estimating the amount of and timing of variable consideration. The guidance permits the use of either a retrospective or cumulative effect transition method. We anticipate selecting the modified retrospective method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. We are continuing our assessment to evaluate the impact of the provisions of ASC 606 on the results of operations, financial condition, and cash flows.
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for us for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. We are currently evaluating the impact of this ASU on the results of operations, financial condition, or cash flows.
Accounting for Breakage
In March 2016, the FASB issued ASU 2016-04, “Liabilities-Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products”, which requires entities that sell prepaid stored value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. This ASU is effective for us for reporting periods beginning after December 15, 2017. Early adoption is permitted. The ASU must be adopted using either a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which amends the guidance in ASC 230, Statement of Cash Flows, on the classification and presentation of restricted cash in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Contractual obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2016 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$3,254.3	$745.5	$2,271.8	$237.0	$—
Securitization Facility	591.0	591.0	—	—	—
Estimated interest payments- Credit Facility(c)	206.6	81.3	125.3	—	—
Estimated interest payments- Securitization Facility(c)	10.0	10.0	—	—	—
Operating leases	81.8	18.2	25.0	15.6	23.0
Deferred purchase price(b)	3.0	3.0	—	—	—
Other(b)	12.9	—	11.8	0.2	1.0
Total	$4,159.6	$1,449.0	$2,433.8	$252.9	$24.0
 ______________________

(a)
Deferred income tax liabilities as of December 31, 2016 were approximately $666.1 million. Refer to Note 11 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs.

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

(c)
We draw upon and pay down on the revolver within our New Credit Agreement and our Securitization Facility borrowings outside of a normal schedule, as excess cash is available. For our variable rate debt, we have assumed the December 31, 2016 interest rates to calculate the estimated interest payments, for all years presented. This analysis also assumes that outstanding principal is held constant at the December 31, 2016 balances for our New Credit Agreement and Securitization Facility, except for mandatory pay downs on the term loans in accordance with the loan documents. We typically expect to settle such interest payments with cash flows from operating activities and/or other short-term borrowings.

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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues, net	$1,831,546	$1,702,865	$1,199,390
Merchant commissions	104,345	108,257	96,254
Total adjusted revenues	$1,727,201	$1,594,608	$1,103,136
Adjusted net income and adjusted net income per diluted share
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to share-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) loss on the early extinguishment of debt, (e) our proportionate share of amortization of intangible assets at our equity method investment, (f) impairment of equity method investment, (g) non-recurring net gain at equity method investment, and (h) other non-cash adjustments.
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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Year Ended December 31,
	2016[4]	2015		2014
Net income	$452,385	$362,431		$368,707
Net income per diluted share	$4.75	$3.85		$4.24
Stock based compensation	63,946	90,122		37,649
Amortization of intangible assets	161,635	159,740		86,149
Amortization of premium on receivables	5,165	3,250		3,259
Amortization of deferred financing costs and discounts	7,582	7,049		2,796
Amortization of intangibles at equity method investment	10,093	10,665		7,982
Loss on extinguishment of debt	—	—		15,764
Non-recurring net gain at equity method investment	(10,845)	—		—
Impairment of equity method investment	36,065	40,000		—
Other non-cash adjustments	—	—		(28,869)	[2]
Total pre-tax adjustments	273,641	310,826		124,730
Income tax impact of pre-tax adjustments at the effective tax rate*	(66,850)	(80,632)	[3]	(45,767)	[1]
Adjusted net income	$659,176	$592,625		$447,670
Adjusted net income per diluted share	$6.92	$6.30		$5.15
Diluted shares	95,213	94,139		86,982
1The effective tax rate used to calculate the income tax impact of pre-tax adjustments during 2014 excludes the impact of a $9.5 million discrete tax benefit, as well as other non-cash adjustments and their related income tax expense.

2Other non-cash adjustments are unusual items reflecting adjustments to purchase accounting entries for contingent consideration and tax indemnifications for our 2013 acquisitions of DB and VB in Brazil.

3The effective tax rate utilized excludes the impact of a one-time tax benefit recognized during 2015 of approximately $0.8 million, as well as adjustments related to our equity method investment for all periods presented.

4Reflects the impact of the Company's adoption of Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", to simplify several aspects of the accounting for the share-based compensation, including the income tax consequences.

*Excludes the results of our equity method investment on our effective tax rate, as results from our equity method investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our equity method investment reversed during 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency risk
Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 30.2%, 27.7% and 44.3% of total revenue for the years ended December 31, 2016, 2015, and 2014, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2016 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2016 by approximately $24.8 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2015 and 2014 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2015 and 2014 by approximately $22.5 million and $27.8 million, respectively.
Interest rate risk
We are exposed to changes in interest rates on our cash investments and debt. We invest our excess cash either to pay down our Securitization Facility debt or in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Under our $3.36 billion Credit Facility, we have syndicated $2.02 billion and $300 million term loan agreements with a syndicate of term loan A and term loan B investors in the United States, respectively, as well as a revolving A credit facility of $1.0 billion and a revolving B credit facility of $35 million. Interest on amounts outstanding under the Credit Agreement (other than the term loan B facility) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio.
Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2016, 2015 and 2014, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by $27.9 million, $26.2 million and $31.6 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FleetCor Technologies, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of FleetCor Technologies, Inc. and Subsidiaries
We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FleetCor Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Serviços e Tecnologia de Pagamentos S.A. and TravelCard Nederland B.V., which is included in the 2016 consolidated financial statements of FleetCor Technologies, Inc. and subsidiaries and constituted 18% of total assets as of December 31, 2016 and 5% of revenues for the year then ended. Our audit of internal control over financial reporting of FleetCor Technologies, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Serviços e Tecnologia de Pagamentos S.A. and TravelCard Nederland B.V..
In our opinion, FleetCor Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of FleetCor Technologies, Inc. and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2017

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$475,018	$447,152
Restricted cash	168,752	167,492
Accounts and other receivables (less allowance for doubtful accounts of $32,506 and $21,903, respectively)	1,202,009	638,954
Securitized accounts receivable—restricted for securitization investors	591,000	614,000
Prepaid expenses and other current assets	90,914	68,113
Deferred income taxes	—	8,913
Total current assets	2,527,693	1,944,624
Property and equipment	253,361	163,569
Less accumulated depreciation and amortization	(110,857)	(82,809)
Net property and equipment	142,504	80,760
Goodwill	4,195,150	3,546,034
Other intangibles, net	2,653,233	2,183,595
Equity method investment	36,200	76,568
Other assets	71,952	58,225
Total assets	$9,626,732	$7,889,806
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,151,432	$669,528
Accrued expenses	238,812	150,677
Customer deposits	530,787	507,233
Securitization facility	591,000	614,000
Current portion of notes payable and lines of credit	745,506	261,100
Other current liabilities	38,781	44,936
Total current liabilities	3,296,318	2,247,474
Notes payable and other obligations, less current portion	2,521,727	2,059,900
Deferred income taxes	668,580	713,428
Other noncurrent liabilities	56,069	38,957
Total noncurrent liabilities	3,246,376	2,812,285
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 121,259,960 shares issued and 91,836,938 shares outstanding at December 31, 2016; and 120,539,041 shares issued and 92,376,335 shares outstanding at December 31, 2015	121	121
Additional paid-in capital	2,074,094	1,988,917
Retained earnings	2,218,721	1,766,336
Accumulated other comprehensive loss	(666,403)	(570,811)
Less treasury stock (29,423,022 shares at December 31, 2016; and 28,162,706 shares at December 31, 2015)	(542,495)	(354,516)
Total stockholders’ equity	3,084,038	2,830,047
Total liabilities and stockholders’ equity	$9,626,732	$7,889,806
See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues, net	$1,831,546	$1,702,865	$1,199,390
Expenses:
Merchant commissions	104,345	108,257	96,254
Processing	355,414	331,073	173,337
Selling	131,443	109,075	75,527
General and administrative	283,625	297,715	205,963
Depreciation and amortization	203,256	193,453	112,361
Other operating, net	(690)	(4,242)	(29,501)
Operating income	754,153	667,534	565,449
Equity method investment loss	36,356	57,668	8,586
Other expense (income), net	2,982	2,523	(700)
Interest expense, net	71,896	71,339	28,856
Loss on early extinguishment of debt	—	—	15,764
Total other expense	111,234	131,530	52,506
Income before income taxes	642,919	536,004	512,943
Provision for income taxes	190,534	173,573	144,236
Net income	$452,385	$362,431	$368,707
Earnings per share:
Basic earnings per share	$4.89	$3.94	$4.37
Diluted earnings per share	$4.75	$3.85	$4.24
Weighted average shares outstanding:
Basic weighted average shares outstanding	92,597	92,023	84,317
Diluted weighted average shares outstanding	95,213	94,139	86,982
See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$452,385	$362,431	$368,707
Other comprehensive loss:
Foreign currency translation loss, net of tax	(95,592)	(279,303)	(223,691)
Total other comprehensive loss	(95,592)	(279,303)	(223,691)
Total comprehensive income	$356,793	$83,128	$145,016

See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2013	$117	$631,667	$1,035,198	$(67,817)	$(375,663)	$1,223,502
Net income	—	—	368,707	—	—	368,707
Other comprehensive loss, net of tax of $4	—	—	—	(223,691)	—	(223,691)
Issuance of treasury stock	—	1,096,698	—	—	29,266	1,125,964
Issuance of common stock	3	124,077	—	—	—	124,080
Balance at December 31, 2014	120	1,852,442	1,403,905	(291,508)	(346,397)	2,618,562
Net income	—	—	362,431	—	—	362,431
Other comprehensive loss, net of tax of $0	—	—	—	(279,303)	—	(279,303)
Acquisition of common stock	—	—	—	—	(8,119)	(8,119)
Issuance of common stock	1	136,475	—	—	—	136,476
Balance at December 31, 2015	121	1,988,917	1,766,336	(570,811)	(354,516)	2,830,047
Net income	—	—	452,385	—	—	452,385
Other comprehensive loss, net of tax of $0	—	—	—	(95,592)	—	(95,592)
Acquisition/return of common stock	—	—	—	—	(187,979)	(187,979)
Issuance of common stock	—	85,177	—	—	—	85,177
Balance at December 31, 2016	$121	$2,074,094	$2,218,721	$(666,403)	$(542,495)	$3,084,038
See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$452,385	$362,431	$368,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,456	30,462	21,097
Stock-based compensation	63,946	90,122	37,649
Provision for losses on accounts receivable	35,885	24,629	24,412
Amortization of deferred financing costs and discounts	7,582	7,049	2,796
Loss on extinguishment of debt	—	—	15,764
Amortization of intangible assets	161,635	159,740	86,149
Amortization of premium on receivables	5,165	3,250	3,259
Deferred income taxes	(28,681)	30,626	41,716
Equity method investment loss	36,356	57,668	8,586
Other non-cash operating expenses	(690)	(4,242)	(27,501)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(2,306)	(35,676)	6,625
Accounts receivable	(338,796)	40,017	246,465
Prepaid expenses and other current assets	5,301	(12,564)	2,820
Other assets	(20,345)	(2,524)	12,455
Excess tax benefits related to stock-based compensation	—	(26,427)	(56,790)
Accounts payable, accrued expenses and customer deposits	292,019	30,023	(185,875)
Net cash provided by operating activities	705,912	754,584	608,334
Investing activities
Acquisitions, net of cash acquired[1]	(1,331,985)	(49,069)	(2,395,778)
Purchases of property and equipment	(59,011)	(41,875)	(27,070)
Other	1,411	(8,470)	(171,239)
Net cash used in investing activities	(1,389,585)	(99,414)	(2,594,087)
Financing activities
Excess tax benefits related to stock-based compensation	—	26,427	56,790
Proceeds from issuance of common stock	21,231	19,926	29,641
(Payments) borrowings on securitization facility, net	(23,000)	(61,000)	326,000
Repurchase of common stock	(187,678)	—	—
Deferred financing costs paid	(2,272)	—	(43,943)
Proceeds from notes payable	600,000	—	2,320,000
Principal payments on notes payable	(118,500)	(103,500)	(546,875)
Borrowings from revolver —A Facility	1,225,107	—	807,330
Payments on revolver —A Facility	(786,849)	(486,818)	(783,600)
Payments on foreign revolver —B Facility	—	—	(7,337)
Borrowings (payments) from swing line of credit, net	26,606	(546)	4,990
Payment of contingent consideration	—	(42,177)	—
Other	(676)	(377)	(731)
Net cash provided by (used in) financing activities	753,969	(648,065)	2,162,265
Effect of foreign currency exchange rates on cash	(42,430)	(37,022)	(37,548)
Net increase (decrease) in cash	27,866	(29,917)	138,964
Cash and cash equivalents, beginning of year	447,152	477,069	338,105

Cash and cash equivalents, end of year	$475,018	$447,152	$477,069
Supplemental cash flow information
Cash paid for interest	$70,339	$72,537	$29,098
Cash paid for income taxes	$101,951	$83,380	$79,124

1Amounts reported in acquisitions and investment, net of cash acquired, includes debt assumed and immediately repaid in acquisitions.
See accompanying notes.

FleetCor Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
1. Description of Business
FleetCor Technologies, Inc. and its subsidiaries (the Company) is a global provider of workforce payment products.  The Company primarily goes to market with its fuel card payments product solutions, corporate payments products, toll products, lodging cards and gift cards. The Company's products are used in 53 countries around the world, with its primary geographies in the U.S., Brazil and the U.K., which accounted for approximately 92% of revenue in 2016.  The Company's core products are primarily sold to businesses, retailers, major oil companies and marketers and government entities. The Company’s payment programs enable its customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. The Company also provides a suite of fleet related and workforce payment products, including mobile telematics services, fleet maintenance management and employee benefit and transportation related payments.
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
The Company supports its products with specialized issuing, processing and information services that enables the Company to manage card accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable card-level controls and productivity analysis tools. In order to deliver payment programs and services and process transactions, the Company owns and operates proprietary “closed-loop” networks through which the Company electronically connects to merchants and captures, analyzes and reports customized information in North America and internationally. The Company also uses third-party networks to deliver payment programs and services in order to broaden card acceptance and use. To support our payment products, the Company also provides a range of services, such as issuing and processing, as well as specialized information services that provide our customers with value-added functionality and data. Customers can use this data to track important business productivity metrics, combat fraud and employee misuse, streamline expense administration and lower overall workforce and fleet operating costs. Depending on customer’s and partner’s needs, the Company provides these services in a variety of outsourced solutions ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.
The Company’s reportable segments, North America and International, reflect the Company’s global organization. In North America, the Company sells a fuel card product, commercial payment and data solutions, lodging and transportation management services, gift card and stored value solutions, as well as a fleet telematics offering. In its International segment, the Company provides fuel card and related fuel services, work force payments, toll and parking payments products and vehicle maintenance management solutions.
2. Summary of Significant Accounting Policies
Revenue Recognition and Presentation
Revenue is derived from the Company’s merchant and network relationships as well as from customers and partners. The Company recognizes revenue on fees generated through services primarily to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and records revenue net of the wholesale cost of the underlying products and services based on the following: (i) the Company is not the primary obligor in the arrangement and is not responsible for fulfillment and the acceptability of the product; (ii) the Company has no inventory risk, does not bear the risk of product loss and does not make any changes to the product or have any involvement in the product specifications; (iii) the Company does not have significant latitude with respect to establishing the price for the product (predominantly fuel); and (iv) the amount the Company earns for services is fixed, within a limited range. The Company recognizes revenue from merchant and network relationships, processing and other arrangements when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured, as more fully described below.

Through the Company’s merchant and network relationships the Company provides fuel, prepaid cards, vehicle maintenance, lodging, food, toll, and transportation related services to our customers. The Company derives revenue from its merchant and network relationships based on the difference between the price charged to a customer for a transaction and the price paid to the merchant or network for the same transaction. The Company’s revenue consists of margin on sales and fees for technical support, processing, communications and reporting. The price paid to a merchant or network may be calculated as (i) the merchant’s wholesale cost of the product plus a markup; (ii) the transaction purchase price less a percentage discount; or (iii) the transaction purchase price less a fixed fee per unit. The difference between the price the Company pays to a merchant and the merchant’s wholesale cost for the underlying products and services is considered a merchant commission and is recognized as expense when the fuel purchase transaction is executed. The Company has entered into agreements with major oil companies, petroleum marketers and leasing companies, among others, that specify that a transaction is deemed to be captured when we have validated that the transaction has no errors and have accepted and posted the data to the Company’s records.
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
The Company also charges its customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. The Company recognizes fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the consolidated statements of income. The related cost of sales for the equipment is recorded within processing expenses. The Company has recorded $91.6 million, $84.1 million and $13.2 million of expenses related to sales of equipment within the processing expenses line of the consolidated statements of income for the year ended December 31, 2016, 2015 and 2014, respectively.
The Company delivers both stored value cards and card-based services primarily in the form of gift cards. For multiple-deliverable customer contracts, stored value cards and card-based services are separated into two units of accounting. Stored valued cards are generally recognized upon shipment to the customer. Card-based services are recognized when the card services are rendered.
Set forth below is a breakdown of revenue by product for the years ended December 31, 2016 and 2015 (in millions):

	Year Ended December 31,
	2016	2015
Revenue by Product Category*	Revenues, net	Revenues, net
Fuel cards	$1,124	$1,116
Gift	185	170
Corporate payments	180	162
Tolls	103	9
Lodging	101	92
Other	140	154
Consolidated revenues, net	$1,832	$1,703
* Columns may not calculate due to impact of rounding.

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
The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2016, 2015 and 2014 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Credit Risk and Reserve for Losses on Receivables
The Company controls credit risk by performing periodic credit evaluations of its customers. Payments from customers are generally due within 14 days of billing. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible once they age past 90 days and are deemed uncollectible from the customer. The Company also provides an allowance for receivables aged less than 90 days that it expects will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2016 and 2015, approximately 95% and 98%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
Business Combinations
Business combinations completed by the Company have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The results of the acquired businesses are included in the Company’s results of operations beginning from the completion date of the applicable transaction.
Estimates of fair value are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. Provisional estimates of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the final amounts recorded. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include contingent consideration related to the performance of the acquired operations following the acquisition. Contingent consideration is recorded at estimated fair value at the date of the acquisition, and is remeasured each reporting period, with any changes in fair value recorded in the consolidated statements of income. The Company estimates the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities.
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
The Company completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps, as well as a qualitative assessment, as appropriate. The Company has performed a qualitative assessment of certain of its reporting units. In this qualitative assessment, the Company individually considered the following items for each reporting unit where the Company determined a qualitative analysis to be appropriate: the macroeconomic conditions, including any deterioration of general conditions, limitations on accessing capital, fluctuations in foreign exchange rates and other developments in equity and credit markets; industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation; events affecting the reporting unit, including changes in the carrying value of net assets, likelihood of disposal and whether there were any other impairment considerations within the business; the overall performance of our share price in relation to the market and our peers; and a quantitative stress test of the previously completed step 1 test from the prior year, updated with current year results, weighted-average cost of capital rates and future projections.
In step 1 of the goodwill impairment test for reporting units, the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.
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
Based on the goodwill asset impairment analysis performed quantitatively on October 1, 2016, the Company determined that the fair value of each of our reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The Company regularly evaluates the carrying value of its equity method investment, which is not carried at fair value, for other-than-temporary impairment. The Company estimates the fair value of its equity method investment using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The Company discounts the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of our equity method investment in developing the valuation estimate. During the fourth quarters of 2016 and 2015, the Company determined that the performance improvement initiatives in its equity method investment in Masternaut Group Holdings Limited ("Masternaut") will take longer to and be more challenging to implement than originally projected, based on revised cash flow projections provided by the business. As a result, the Company has recorded a $36.1 million and $40 million non-cash impairment charge in its equity method investment for 2016 and 2015, respectively.
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
The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $33.1 million, $23.4 million and $17.7 million in 2016, 2015 and 2014, respectively. Amortization expense for software totaled $17.7 million, $11.6 million and $9.2 million in 2016, 2015 and 2014, respectively.
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
The Company does not provide deferred taxes for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States in accordance with authoritative literature. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $2.8 million and $2.4 million for the years ended December 31, 2016 and 2015, respectively, and a gain of $1.4 million for the year ended 2014, which are recorded within other expense, net in the Consolidated Statements of Income.
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
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing, net of accumulated amortization, are amortized over the term of the related debt, using the effective interest method and are included within interest expense. In November 2014, the Company expensed $15.8 million and capitalized $9.2 million of debt issuance costs associated with the refinancing of its Credit Facility. In 2016, the Company capitalized $2.3 million of additional debt issuance costs associated with refinancing its Credit Facility. At December 31, 2016 and 2015, the Company had net deferred financing costs of $13.1 million and $18.1 million, respectively.
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
On November 14, 2014, the Company extended the term of its asset Securitization Facility to November 14, 2017. The Company capitalized $3.1 million in deferred financing fees in connection with this extension in the year ended December 31, 2014.
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2016	2015
Gross domestic accounts receivables	$529,885	$338,275
Gross domestic securitized accounts receivable	591,000	614,000
Gross foreign receivables	704,630	322,582
Total gross receivables	1,825,515	1,274,857
Less allowance for doubtful accounts	(32,506)	(21,903)
Net accounts and securitized accounts receivable	$1,793,009	$1,252,954
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Allowance for doubtful accounts beginning of year	$21,903	$23,842	$22,416
Provision for bad debts	35,885	24,629	24,412
Write-offs	(25,282)	(26,568)	(22,986)
Allowance for doubtful accounts end of year	$32,506	$21,903	$23,842
Foreign receivables are not included in the Company’s receivable securitization program. At December 31, 2016 and 2015, there was $591 million and $614 million, respectively, of short-term debt outstanding under the Company’s accounts receivable Securitization Facility.
Advertising
The Company expenses advertising costs as incurred. Advertising expense was $22.2 million, $19.9 million and $14.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table shows the impact of retrospectively applying ASU 2016-09 to the previously issued consolidated statements of operations for the three month period ended March 31 and the three and six month periods ended June 30 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast	As Previously Reported	Adjustments	As Recast
Income before income taxes	$156,912	$—	$156,912	$162,348	$—	$162,348
Provision for income taxes	46,940	(1,118)	45,822	48,163	(2,068)	46,095
Net income	$109,972	$1,118	$111,090	$114,185	$2,068	$116,253
Earnings per share:
Basic earnings per share	$1.19	$0.01	$1.20	$1.23	$0.02	$1.25
Diluted earnings per share	$1.17	$—	$1.17	$1.21	$0.01	$1.22
Weighted average common shares outstanding:
Basic	92,516	—	92,516	92,665	—	92,665
Diluted	94,329	701	95,030	94,549	729	95,279

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast
Income before income taxes	$319,260	$—	$319,260
Provision for income taxes	95,103	(3,186)	$91,917
Net income	$224,157	$3,186	$227,343
Earnings per share:
Basic earnings per share	$2.42	$0.04	$2.46
Diluted earnings per share	$2.37	$0.02	$2.39
Weighted average common shares outstanding:
Basic	92,591	—	92,591
Diluted	94,437	700	95,137
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
Simplification of Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. During the fourth quarter of 2016, the Company elected to early adopt ASU 2015-17 on a prospective basis and prior periods were not retrospectively adjusted. The Company’s adoption of this ASU did not have a material impact on the results of operations, financial condition, or cash flows.

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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing", which clarifies the accounting for intellectual property licenses and identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting", which rescinds certain SEC guidance in response to announcements made by the SEC staff at the EITF's March 3, 2016 meeting and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the guidance on collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and contract modifications and completed contracts at transition. Additionally, ASU 2016-12 clarifies that entities electing the full retrospective transition method would no longer be required to disclose the effect of the change in accounting principle on the period of adoption; however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted. These ASUs are effective for the Company for reporting periods beginning after December 15, 2017, but permit companies the option to adopt as of the original effective date. In 2016, the Company continued its assessment of the new standard with a focus on identifying the performance obligations included within its revenue arrangements with customers and evaluating its methods of estimating the amount of and timing of variable consideration. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company anticipates selecting the modified retrospective method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior financial statements presented, therefore the new standard requires the Company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. The Company continues its assessment to evaluate the impact of the provisions of ASC 606 on the results of operations, financial condition, and cash flows.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which amends the guidance in ASC 230, Statement of Cash Flows, on the classification and presentation of restricted cash in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2016 and 2015, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Repurchase agreements	$232,131	$—	$232,131	$—
Money market	50,179	—	50,179	—
Certificates of deposit	48	—	48	—
Total cash equivalents	$282,358	$—	$282,358	$—
December 31, 2015
Assets:
Repurchase agreements	$144,082	$—	$144,082	$—
Money market	55,062	—	55,062	—
Certificates of deposit	9,373	—	9,373	—
Total cash equivalents	$208,517	$—	$208,517	$—
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
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of each quarter. There were no transfers between fair value levels during 2016 and 2015.
The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis include those in connection with periodic testing for impairment including property, plant and equipment, equity method investment, goodwill and other intangible assets. While completing the preliminary acquisition accounting in 2016, the Company generally uses projected cash flows, discounted as appropriate, to estimate the fair values of the assets acquired and liabilities assumed using key inputs such as management's projections of cash flows on a held-and-used basis (if applicable), management's projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
The Company regularly evaluates the carrying value of its equity method investment and during the fourth quarters of 2016 and 2015, the Company determined that the fair value of its 44% investment in Masternaut had declined as a result of the performance improvement initiatives taking longer than projected to implement. As a result, the Company determined that the carrying value of its investment exceeded its fair value and concluded that this decline in value was other than temporary. The Company recorded a $36.1 million and $40 million non-cash impairment charge during 2016 and 2015, respectively, which is included in the equity method investment loss in the accompanying Consolidated Statement of Income.
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

On February 4, 2016, the Company’s Board of Directors approved a stock repurchase program (the "Program") under which the Company may begin purchasing up to $500 million of its common stock over the next 18 months period. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases are expected to be funded by available cash flow from the business and working capital. There were 1,259,145 common shares totaling $187.7 million repurchased under the Program during 2016.
5. Stock Based Compensation
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares for the years ended December 31, 2016, 2015 and 2014, respectively. On May 13, 2013, the Company’s stockholders authorized an increase of 6,500,000 shares of common stock available for grant pursuant to the 2010 Equity Compensation Plan. Giving effect to this increase, there were 2,968,584 additional shares remaining available for grant under the Plans at December 31, 2016.
The table below summarizes the expense recognized related to share-based payments recognized for the years ended December 31 (in thousands):

	2016	2015	2014
Stock options	$35,234	$44,260	$13,267
Restricted stock	28,712	45,862	24,382
Stock-based compensation	$63,946	$90,122	$37,649
The tax benefits recorded on stock based compensation were $35.0 million, $35.7 million and $13.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2016 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$53,026	1.48
Restricted stock	2,965	0.96
Total	$55,991

Stock Options
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,331	$25.68	2,589	$16.57		$487,673
Granted	1,544	135.16			$42.77
Exercised	(1,429)	20.75				182,904
Forfeited	(315)	41.72
Outstanding at December 31, 2014	5,131	58.71	2,370	21.75		461,770
Granted	654	154.56			$35.32
Exercised	(586)	33.97				63,863
Forfeited	(196)	95.16
Outstanding at December 31, 2015	5,003	72.72	2,545	26.82		351,277
Granted	1,780	133.33			$28.61
Exercised	(500)	42.36				49,592
Forfeited	(137)	140.67
Outstanding at December 31, 2016	6,146	$91.20	3,429	$55.00		$309,238
Expected to vest at December 31, 2016	6,146	$91.20
The following table summarizes information about stock options outstanding at December 31, 2016 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$10.00 – 58.02	2,536	0.00	2,527
74.99 – 111.09	159	0.77	71
114.90 – 138.47	1,382	1.28	113
144.59 – 149.68	935	1.15	653
151.16 – 158.24	772	2.44	65
172.68 – 174.35	362	3.82	—
	6,146		3,429
The aggregate intrinsic value of stock options exercisable at December 31, 2016 was $296.7 million. The weighted average remaining contractual term of options exercisable at December 31, 2016 was 5.0 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2016	2015	2014
Risk-free interest rate	1.08%	1.47%	1.24%
Dividend yield	—	—	—
Expected volatility	27.29%	27.77%	34.61%
Expected life (in years)	3.47	4.46	3.90

The weighted-average remaining contractual life for options outstanding was 6.7 years at December 31, 2016.
Restricted Stock
There were no restricted stock shares granted with performance based conditions or market conditions in 2016, 2015 and 2014. The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	634	$67.83
Granted	467	146.12
Cancelled	(76)	31.48
Issued	(309)	74.56
Outstanding at December 31, 2014	716	121.38
Granted	126	151.33
Cancelled	(52)	135.92
Issued	(293)	85.40
Outstanding at December 31, 2015	497	149.40
Granted	152	128.90
Cancelled	(41)	145.25
Issued	(229)	151.72
Outstanding at December 31, 2016	379	$140.39
6. Acquisitions
2016 Acquisitions
During 2016, the Company completed acquisitions with an aggregate purchase price of $1.3 billion, net of cash acquired of $51.3 million, which includes deferred payments made during the period related to prior acquisitions of $6.1 million.
During 2016, the Company made additional investments of $7.9 million related to its equity method investment at Masternaut. The Company also received a $9.2 million return of its investment in Masternaut in 2016.

STP

On August 31, 2016, the Company acquired all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), for approximately $1.23 billion, net of cash acquired of $40.2 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to expand our presence in the toll market in Brazil. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. Results from the acquired business have been reported in the Company's international segment since the date of acquisition. The following table summarizes the preliminary acquisition accounting for STP (in thousands):

Trade and other receivables	$243,157
Prepaid expenses and other	6,998
Deferred tax assets	9,365
Property and equipment	38,732
Other long term assets	5,785
Goodwill	659,288
Customer relationships and other identifiable intangible assets	584,274
Liabilities assumed	(320,110)
Aggregate purchase price	$1,227,489

Along with the Company's acquisition of STP, the Company signed noncompete agreements with certain parties for approximately $21.6 million. The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8.5-17	$349,310
Trade names and trademarks - indefinite	N/A	189,547
Technology	6	45,417
		$584,274

In connection with the STP acquisition, the Company recorded contingent liabilities aggregating $20.0 million in the consolidated balance sheet, recorded within other noncurrent liabilities and accrued expenses in the consolidated balance sheet at the date of acquisition. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $4.8 million was recorded within other long term assets in the consolidated balance sheet. The contingent liabilities and the indemnification asset are included in the preliminary acquisition accounting for STP at the date of acquisition. The potential range of acquisition related contingent liabilities that the Company estimates would be incurred and ultimately recoverable is still being evaluated.

The purchase price allocation related to this acquisition is preliminary as the Company is still completing the valuation for intangible assets, income taxes, certain acquired contingencies and the working capital adjustment period remains open. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and STP and assembled workforce. The allocation of the goodwill to the reporting units has not been completed. The goodwill and definite lived intangibles acquired with this business is expected to be deductible for tax purposes.

Other

During 2016, the Company acquired additional fuel card portfolios in the U.S. and the United Kingdom, additional Shell fuel card markets in Europe and Travelcard in the Netherlands totaling approximately $76.7 million, net of cash acquired of $11.1 million. The following table summarizes the preliminary acquisition accounting for these acquisitions (in thousands):

Trade and other receivables	$27,810
Prepaid expenses and other	5,097
Property and equipment	992
Goodwill	28,540
Other intangible assets	61,823
Deferred tax asset	146
Deferred tax liabilities	(5,123)
Liabilities assumed	(42,550)
Aggregate purchase prices	$76,735
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	10-18	$61,823
		$61,823
These other 2016 acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements. The accounting for certain of these acquisitions is preliminary as the Company is still completing the valuation of intangible assets, income taxes and evaluation of acquired contingencies.
2015 Acquisitions
During 2015, the Company completed acquisitions of Shell portfolios related to our fuel card businesses in Europe, as well as a small acquisition internationally, with an aggregate purchase price of $46.3 million, made additional investments of $8.4 million related to its equity method investment at Masternaut and deferred payments of $3.4 million related to acquisitions occurring in prior years. The following table summarizes the final acquisition accounting for the acquisitions completed during 2015 (in thousands):

Trade and other receivables	$521
Prepaid expenses and other	996
Property and equipment	197
Goodwill	9,561
Other intangible assets	39,791
Deferred tax liabilities	(2,437)
Liabilities assumed	(2,331)
Aggregate purchase prices	$46,298
The final estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	14-20	$39,791
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

The Company expensed acquisition related expenses related to its acquisitions of $3.3 million, $1.7 million and $3.2 million in the years ending December 31, 2016, 2015 and 2014, respectively.

7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2015	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2016
Segment
North America	$2,640,409	$—	$—	$—	$2,640,409
International	905,625	687,828	(521)	(38,191)	1,554,741
	$3,546,034	$687,828	$(521)	$(38,191)	$4,195,150

	December 31, 2014	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2015
Segment
North America	$2,659,417	$—	$(19,008)	$—	$2,640,409
International	1,053,765	10,082	(2,237)	(155,985)	905,625
	$3,713,182	$10,082	$(21,245)	$(155,985)	$3,546,034

At December 31, 2016 and 2015, approximately $362.6 million and $351.0 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2016 and 2015 are a result of the Company completing its acquisition accounting and working capital adjustment periods for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2016			2015
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.0	$2,449,389	$(458,118)	$1,991,271	$2,071,928	$(329,664)	$1,742,264
Trade names and trademarks—indefinite lived	N/A	510,952	—	510,952	318,048	—	318,048
Trade names and trademarks—other	14.7	2,746	(2,021)	725	3,067	(2,058)	1,009
Software	5.3	211,331	(85,167)	126,164	170,085	(54,250)	115,835
Non-compete agreements	5.0	35,191	(11,070)	24,121	15,209	(8,770)	6,439
Total other intangibles		$3,209,609	$(556,376)	$2,653,233	$2,578,337	$(394,742)	$2,183,595
Changes in foreign exchange rates resulted in an $36.8 million decrease to the carrying values of other intangible assets in the year ended December 31, 2016. Amortization expense related to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $161.6 million, $159.7 million and $86.1 million, respectively.
The future estimated amortization of intangibles at December 31, 2016 is as follows (in thousands):

2017	$203,845
2018	200,021
2019	186,792
2020	167,136
2021	163,586
Thereafter	1,220,901
8. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2016	2015
Computer hardware and software	3 to 5	$197,958	$131,409
Card-reading equipment	4 to 6	25,553	10,887
Furniture, fixtures, and vehicles	2 to 10	15,418	10,291
Buildings and improvements	5 to 50	14,432	10,982
Property, plant and equipment, gross		253,361	163,569
Less: accumulated depreciation		(110,857)	(82,809)
Property, plant and equipment, net		$142,504	$80,760
Depreciation expense related to property and equipment for the years ended December 31, 2016, 2015 and 2014 was $36.5 million, $30.5 million and $21.1 million, respectively. Depreciation expense includes $17.7 million, $11.6 million and $9.2 million, for capitalized computer software costs for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the Company had unamortized computer software costs of $60.2 million and $44.9 million, respectively.

9. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2016	2015
Accrued bonuses	$15,866	$11,995
Accrued payroll and severance	10,704	6,479
Accrued taxes	104,623	5,977
Accrued commissions/rebates	43,467	49,157
Other	64,152	77,069
	$238,812	$150,677
10. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2016	2015
Term notes payable—domestic(a), net of discounts	$2,639,279	$2,157,376
Revolving line of credit A Facility—domestic(a)	465,000	160,000
Revolving line of credit A Facility—foreign(a)	123,412	—
Revolving line of credit A Facility—swing line(a)	26,608	—
Other(c)	12,934	3,624
Total notes payable and other obligations	3,267,233	2,321,000
Securitization Facility(b)	591,000	614,000
Total notes payable, credit agreements and Securitization Facility	$3,858,233	$2,935,000
Current portion	$1,336,506	$875,100
Long-term portion	2,521,727	2,059,900
Total notes payable, credit agreements and Securitization Facility	$3,858,233	$2,935,000
 _____________________

(a)
On October 24, 2014, the Company entered into a $3.36 billion New Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term A loan facility in the amount of $2.02 billion and (d) a term loan B facility in the amount $300 million. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. Interest on amounts outstanding under the New Credit Agreement (other than the term B loan ) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest is payable quarterly in arrears. On August 22, 2016, the Company entered into the first Amendment to the existing New Credit Agreement, which established an incremental term A loan in the amount of $600 million under the New Credit Agreement accordion feature. The proceeds from the additional $600 million in term A loans were used to partially finance the STP acquisition. The amendment also established an accordion feature for borrowing an additional $500 million in term A, term B or revolver A debt. On January 20, 2017, the Company entered into the second amendment to the New Credit Agreement, which established a new term B loan ("term B-2 loan") in the amount of $245 million to replace the existing Term B loan. Interest on the Term B-2 loan facility accrues based on the Eurocurrency Rate or the Base Rate, except that the applicable margin is fixed at 2.25% for Eurocurrency Loans and at 1.25% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.

At December 31, 2016, the interest rate on the term A loan and the domestic revolving A facility was 2.52%, the interest rate on the foreign revolving A facility was 2.01%, the interest rate on the revolving A facility swing line of credit was 1.97% and the interest rate on the term B-2 loan was 3.77%. The unused credit facility was 0.35% for all facilities at

December 31, 2016. The stated maturity dates for the term A loan, revolving loans, and letters of credit under the New Credit Agreement is November 14, 2019 and November 14, 2021 for the term B loan.

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

At December 31, 2016, the Company had $2.4 billion in borrowings outstanding on term A loan, excluding the related debt discount, $245.0 million in borrowings outstanding on term B-2 loan, excluding the related debt discount, $465.0 million in borrowings outstanding on the domestic revolving A facility, $123.4 million in borrowings outstanding on the foreign revolving A facility and $26.6 million in borrowings outstanding on the swing line revolving A facility. The Company has unamortized debt discounts of $6.2 million related to the term A facility and $1.0 million related to the term B facility at December 31, 2016. The effective interest rate incurred on term loans was 2.57% and 2.04% during 2016 and 2015, respectively, related to the discount on debt. Principal payments of $118.5 million were made on the term loans during 2016.

(b)
The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated for the fifth time on November 14, 2014 in connection with the Comdata acquisition to increase the commitments from $500.0 million to $1.2 billion, to extend the term of the facility to November 14, 2017, to add financial covenants and to add additional purchasers to the facility. On November 5, 2015, the first amendment to the fifth amended and restated receivables purchase agreement was entered into which allowed the Company to enter into a new contract with BP and modified the eligible receivables definition and on December 1, 2015, the second amendment to the fifth amended and restated receivables purchase agreement was entered into which reduced the commitments from $1.2 billion to $950 million. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.85% plus 0.90% and 0.43% plus 0.90% as of December 31, 2016 and 2015, respectively. The unused facility fee is payable at a rate of 0.40% as of December 31, 2016 and 2015. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

(c)	Other includes the long term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at December 31, 2016.
The contractual maturities of the Company’s notes payable and other obligations at December 31, 2016 are as follows (in thousands):

2017	$745,506
2018	273,223
2019	2,010,302
2020	1,734
2021	235,518
Thereafter	950
11. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions (in thousands) for years ended December 31:

	2016	2015	2014
United States	$383,427	$304,743	$233,933
Foreign	259,492	231,261	279,010
Total	$642,919	$536,004	$512,943

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$147,406	$82,926	$39,168
State	10,725	8,051	8,208
Foreign	61,084	51,970	55,144
Total current	219,215	142,947	102,520
Deferred:
Federal	(18,723)	36,723	41,814
State	1,608	1,525	(596)
Foreign	(11,566)	(7,622)	498
Total deferred	(28,681)	30,626	41,716
Total provision	$190,534	$173,573	$144,236
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the years ended December 31 due to the following (in thousands):

	2016		2015		2014
Computed “expected” tax expense	$225,022	35.0%	$187,601	35.0%	$179,530	35.0%
Changes resulting from:
Change in valuation allowance	11,952	1.9	20,243	3.8	(53)	—
Foreign income tax differential	(25,533)	(4.0)	(23,718)	(4.4)	(24,972)	(4.9)
State taxes net of federal benefits	9,439	1.5	6,711	1.2	4,492	0.9
Foreign-sourced nontaxable income	(7,961)	(1.2)	(10,573)	(2.0)	(8,128)	(1.6)
IRC Section 199 deduction	(7,731)	(1.2)	(10,221)	(1.9)	—	—
Excess tax benefits related to stock-based compensation	(11,974)	(1.9)	—	—	—	—
Other	(2,680)	(0.4)	3,530	0.7	(6,633)	(1.3)
Provision for income taxes	$190,534	29.7%	$173,573	32.4%	$144,236	28.1%

The adoption of ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting" resulted in excess tax benefits being recorded as a reduction of income tax expense during 2016, rather than additional paid in capital as discussed in the summary of significant accounting policies footnote.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$7,148	$6,277
Accrued expenses not currently deductible for tax	2,647	5,797
Stock based compensation	41,415	35,066
Income tax credits	376	3,830
Net operating loss carry forwards	45,969	39,970
Equity investment	53,379	38,760
Accrued escheat	7,290	13,497
Fixed assets, intangibles and other	15,622	14,191
Deferred tax assets before valuation allowance	173,846	157,388
Valuation allowance	(76,395)	(62,605)
Deferred tax assets, net	97,451	94,783
Deferred tax liabilities:
Intangibles—including goodwill	(687,443)	(732,017)
Basis difference in investment in foreign subsidiaries	(48,354)	(47,737)
Prepaid expenses	(3,644)	—
Property and equipment, principally due to differences between book and tax depreciation, and other	(24,157)	(19,544)
Deferred tax liabilities	(763,598)	(799,298)
Net deferred tax liabilities	$(666,147)	$(704,515)
The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2016	2015
Current deferred tax assets and liabilities:
Current deferred tax assets	$—	$9,585
Current deferred tax liabilities	—	(672)
Net current deferred taxes	—	8,913
Long term deferred tax assets and liabilities:
Long term deferred tax assets	2,433	1,639
Long term deferred tax liabilities	(668,580)	(715,067)
Net long term deferred taxes	(666,147)	(713,428)
Net deferred tax liabilities	$(666,147)	$(704,515)

The Company elected to early adopt Accounting Standards Update 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). The Company elected to apply the new guidance prospectively.
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of certain stock options. Prior to the adoption of ASU 2016-09, we recorded an excess tax benefit in stockholders’ equity to the extent realized tax deductions for options exceeded the amount recognized as deferred tax benefits related to share-based compensation for these option awards. We recorded excess tax benefits of $26.4 million and $56.8 million in the years ended 2015 and 2014, respectively.

For 2016, as a result of the adoption of ASU 2016-09, the excess tax benefit was recorded as a reduction of income tax expense rather than as additional paid in capital. The excess tax benefit recorded in 2016 was $12.0 million.
At December 31, 2016, U.S. taxes were not provided on earnings of the Company’s foreign subsidiaries. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. If in the future these earnings are repatriated to the U.S, or if the Company determines that the earnings will be remitted in the foreseeable future, an additional tax provision and related liability may be required. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.
Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amount of approximately $1,356.6 million at December 31, 2016. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
The valuation allowance for deferred tax assets at December 31, 2016 and 2015 was $76.4 million and $62.6 million, respectively. The valuation allowance relates to foreign and state net operating loss carry forwards, basis differences related to an equity method investment and foreign tax credit carry forwards. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $13.8 million and $35.5 million, respectively. The increases in 2016 and 2015 were primarily due to changes in our deferred tax asset related to basis differences in an equity method investment.
As of December 31, 2016, the Company had a net operating loss carryforward for state income tax purposes of approximately $697.0 million that is available to offset future state taxable income through 2028. Additionally, the Company had $43.5 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years.
The Company recognizes interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which the Company believes it will ultimately prevail) within the provision for income taxes on continuing operations in the consolidated financial statements. During 2016 and 2015, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $5.9 million and $5.4 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2013	$21,601
Additions based on tax provisions related to the current year	1,676
Deductions based on settlement/expiration of prior year tax positions	(4,636)
Unrecognized tax benefits at December 31, 2014	18,641
Additions based on tax provisions related to the current year	9,079
Additions based on tax provisions related to the prior year	477
Deductions based on settlement/expiration of prior year tax positions	(6,363)
Unrecognized tax benefits at December 31, 2015	21,834
Additions based on tax provisions related to the current year	3,332
Additions based on tax provisions related to the prior year	2,496
Deductions based on settlement/expiration of prior year tax positions	(1,507)
Unrecognized tax benefits at December 31, 2016	$26,155
As of December 31, 2016, the Company had total unrecognized tax benefits of $26.2 million of which $20.7 million, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2013. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2014. The statute of limitations has expired for years prior to 2013 for the Company’s Czech Republic income tax returns, 2013 for the Company’s Russian income tax returns, 2011 for the Company’s Mexican income tax returns, 2011 for the Company’s Brazilian income tax returns, 2011 for the Company’s Luxembourg income tax returns, 2012 for the Company’s New Zealand income tax returns, and 2014 for the Company’s Australian income tax returns.
12. Leases
The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2017	$18,145
2018	14,408
2019	10,561
2020	8,029
2021	7,604
Thereafter	23,033
Rent expense for noncancelable operating leases approximated $15.1 million, $14.1 million and $12.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.
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

	2016	2015	2014
Net income	$452,385	$362,431	$368,707
Denominator for basic earnings per share	92,597	92,023	84,317
Dilutive securities	2,616	2,116	2,665
Denominator for diluted earnings per share	95,213	94,139	86,982
Basic earnings per share	$4.89	$3.94	$4.37
Diluted earnings per share	4.75	3.85	4.24
There were 0.1 million antidilutive shares for the year ended December 31, 2016. Diluted earnings per share for the years ended December 31, 2016 and 2015 excludes the effect of 0.4 million and 1.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for 2014. Diluted earnings per share also excludes the effect of 0.2 million, 0.2 million and 0.5 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the years ended December 31, 2016, 2015 and 2014, respectively.

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
The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2016	2015	2014
Revenues, net:
North America	$1,279,102	$1,231,957	$668,328
International	552,444	470,908	531,062
	$1,831,546	$1,702,865	$1,199,390
Operating income:
North America	$506,414	$442,052	$287,303
International	247,739	225,482	278,146
	$754,153	$667,534	$565,449
Depreciation and amortization:
North America	$129,653	$127,863	$39,275
International	73,603	65,590	73,086
	$203,256	$193,453	$112,361
Capital expenditures:
North America	$39,000	$19,883	$9,407
International	20,011	21,992	17,663
	$59,011	$41,875	$27,070
Long-lived assets (excluding goodwill):
North America	$1,664,224	$1,719,639	$1,833,311
International	1,203,465	602,941	698,925
	$2,867,689	$2,322,580	$2,532,236
The Company attributes revenues, net from external customers to individual countries based upon the country in which the related services were rendered. The table below presents certain financial information related to the Company’s significant operations as of and for the years ended December 31 (in thousands):

	2016	2015	2014
Revenues, net by location:
United States (country of domicile)	$1,278,828	$1,231,641	$667,878
Brazil	167,769	85,124	117,485
United Kingdom	229,125	248,598	262,613

	2016	2015[1]
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,664,224	$1,719,541
Brazil	784,816	146,596
United Kingdom	286,928	332,788
1Reflects the impact of the Company's adoption of ASU 2015-03, "Interest—Imputation of Interest”, which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset.
No single customer represented more than 10% of the Company’s consolidated revenue in 2016, 2015 and 2014.

16. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2016*	First	Second	Third	Fourth
Revenues, net	$414,262	$417,905	$484,426	$514,953
Operating income	175,955	171,168	191,055	215,975
Net income	111,090	116,253	129,618	95,424
Earnings per share:
Basic earnings per share	$1.20	$1.25	$1.40	$1.03
Diluted earnings per share	1.17	1.22	1.36	1.00
Weighted average shares outstanding:
Basic weighted average shares outstanding	92,516	92,665	92,631	92,574
Diluted weighted average shares outstanding	95,030	95,279	95,307	95,235

Fiscal Quarters Year Ended December 31, 2015	First	Second	Third	Fourth
Revenues, net	$416,166	$404,605	$451,493	$430,601
Operating income	163,774	169,151	188,460	146,149
Net income	94,153	98,678	116,770	52,830
Earnings per share:
Basic earnings per share	$1.03	$1.07	$1.27	$0.57
Diluted earnings per share	1.00	1.05	1.24	0.56
Weighted average shares outstanding:
Basic weighted average shares outstanding	91,750	91,904	92,110	92,321
Diluted weighted average shares outstanding	93,934	94,050	94,157	94,350
*2016 quarterly amounts reflect the impact of the Company's adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting, to simplify several aspects of the accounting for share-based compensation, including the income tax consequences.
The sum of the quarterly earnings per common share amounts for 2016 and 2015 may not equal the earnings per common share for the 2016 and 2015 due to rounding.
The fourth quarter of 2016 includes unusual net unfavorable items totaling $4.3 million. This represents a $36.1 million impairment charge related to the Company’s minority investment in Masternaut, partially offset by a $31.8 million decrease in non-cash stock based compensation expense.
The fourth quarter of 2015 includes unusual unfavorable items totaling $74.4 million. This represents a $40.0 million impairment charge related to the Company’s minority investment in Masternaut and a $34.4 million increase in non-cash stock based compensation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2016, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, the internal controls related to two subsidiaries that we acquired during the year ended December 31, 2016, and for which financial results are included in our consolidated financial statements.
On August 31, 2016, we acquired all of the stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), an electronic toll payments company in Brazil and provider of cardless fuel payments at a number of Shell sites throughout Brazil. On August 4, 2016, we acquired all of the stock of Travelcard Nederland B.V. (“Travelcard”), a leading universal fuel card issuer in the Netherlands. Collectively we refer to these transactions as the Acquisitions. These Acquisitions constituted 18% of total assets, at December 31, 2016, and 5% of revenues, for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal control over financial reporting the year of acquisition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2017 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.
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
(b) Exhibit Listing

Exhibit no.

2.1
Stock Purchase Agreement, dated as of April 1, 2009, among FleetCor Technologies Operating Company, LLC, CLC Group, Inc., and the entities and individuals identified on the signature pages thereto (incorporated by reference to Exhibit No. 2.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

2.2
Share Purchase Agreement among Arval UK Group Limited, FleetCor UK Acquisition Limited and FleetCor Technologies, Inc. (incorporated by reference to exhibit No. 2.1 to the registrant’s Form 8-K, filed with the SEC on December 13, 2011)

2.3
Agreement and Plan of Merger, dated August 12, 2014, by and among Comdata Inc., Ceridian LLC, FleetCor Technologies, Inc. and FCHC Project, Inc. (incorporated by reference to Exhibit No. 2.1 to the registrant’s Form 10-Q, filed with the SEC with the SEC on November 10, 2014)

2.4
Amendment to Agreement and Plan of Merger, dated November 10, 2014, by and among Comdata Inc., Ceridian LLC, FleetCor Technologies, Inc. and FCHC Project, Inc. (incorporated by reference to Exhibit No. 10.2 to the registrant’s Form 8-K, filed with the SEC on November 17, 2014)

2.5
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with SEC on March 25, 2011)

3.2	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2016)

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

10.29
Credit Agreement, dated October 24, 2014, among FleetCor Technologies Operating Company, LLC, as Borrower, FleetCor Technologies, Inc., as Parent, FleetCor Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q filed with the SEC on November 10, 2014)

10.30
Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FleetCor Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K, filed with the SEC on November 17, 2014)

10.31
Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FleetCor Technologies, Inc. and FleetCor Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.32
Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FleetCor Funding LLC (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.33
Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.34
Investor Rights Agreement, dated November 14, 2014, between FleetCor Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.35*
Offer Letter, dated June 19, 2013, between FleetCor Technologies, Inc. and John A. Reed (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q, filed with the SEC on March 12, 2014)

10.36*
Offer Letter, dated July 29, 2014, between FleetCor Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on May 11, 2015)

10.37
First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on November 9, 2015)

10.38*
Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, file number 001-35004, filed with the SEC on February 29, 2016)

10.39
Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, file number 001-35004, filed with the SEC on February 29, 2016)

10.40
First Amendment to Credit Agreement and Lender Joiner Agreement, dated as of August 22, 2016, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2016)

10.41
Second Amendment to Credit Agreement, dated as of January 2017, among FleetCor Technologies Operating Company, LLC, as the Company, FleetCor Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 1, 2017.

FleetCor Technologies, Inc.

By:	/S/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 1, 2017.

Signature	Title

/S/ RONALD F. CLARKE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Ronald F. Clarke

/S/ ERIC R. DEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey

/s/ MICHAEL BUCKMAN	Director
Michael Buckman

/s/ JOSEPH W. FARRELLY	Director
Joseph W. Farrelly

/s/ THOMAS M. HAGERTY	Director
Thomas M. Hagerty

/s/ MARK A. JOHNSON	Director
Mark A. Johnson

/s/ RICHARD MACCHIA	Director
Richard Macchia

/s/ JEFFREY S. SLOAN	Director
Jeffrey S. Sloan

/s/ STEVEN T. STULL	Director
Steven T. Stull