Form 10-Q
period 2017-03-31
FLEETCOR TECHNOLOGIES INC
filed 2017-05-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common Stock, $0.001 par value	92,257,881

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Month Period Ended March 31, 2017

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FleetCor Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$546,560	$475,018
Restricted cash	188,433	168,752
Accounts receivable (less allowance for doubtful accounts of $40,985 and $32,506 at March 31, 2017 and December 31, 2016, respectively)	1,360,833	1,202,009
Securitized accounts receivable—restricted for securitization investors	676,000	591,000
Prepaid expenses and other current assets	110,265	90,914
Total current assets	2,882,091	2,527,693
Property and equipment	271,534	253,361
Less accumulated depreciation and amortization	(122,497)	(110,857)
Net property and equipment	149,037	142,504
Goodwill	4,227,472	4,195,150
Other intangibles, net	2,633,651	2,653,233
Investments	40,763	36,200
Other assets	76,940	71,952
Total assets	$10,009,954	$9,626,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,246,182	$1,151,432
Accrued expenses	213,999	238,812
Customer deposits	589,387	530,787
Securitization facility	676,000	591,000
Current portion of notes payable and other obligations	731,708	745,506
Other current liabilities	43,389	38,781
Total current liabilities	3,500,665	3,296,318
Notes payable and other obligations, less current portion	2,460,629	2,521,727
Deferred income taxes	666,572	668,580
Other noncurrent liabilities	40,276	56,069
Total noncurrent liabilities	3,167,477	3,246,376
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 121,680,903 shares issued and 92,257,881 shares outstanding at March 31, 2017; and 121,259,960 shares issued and 91,836,938 shares outstanding at December 31, 2016	122	121
Additional paid-in capital	2,114,560	2,074,094
Retained earnings	2,342,414	2,218,721
Accumulated other comprehensive loss	(572,789)	(666,403)
Less treasury stock 29,423,022 shares at March 31, 2017 and December 31, 2016, respectively	(542,495)	(542,495)
Total stockholders’ equity	3,341,812	3,084,038
Total liabilities and stockholders’ equity	$10,009,954	$9,626,732
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2017	2016¹
Revenues, net	$520,433	$414,262
Expenses:
Merchant commissions	24,384	28,233
Processing	101,824	79,814
Selling	38,837	26,553
General and administrative	95,434	67,594
Depreciation and amortization	64,866	36,328
Other operating, net	20	(215)
Operating income	195,068	175,955
Equity method investment loss	2,377	2,193
Other expense, net	2,196	659
Interest expense, net	23,127	16,191
Total other expense	27,700	19,043
Income before income taxes	167,368	156,912
Provision for income taxes	43,675	45,822
Net income	$123,693	$111,090
Earnings per share:
Basic earnings per share	$1.34	$1.20
Diluted earnings per share	$1.31	$1.17
Weighted average shares outstanding:
Basic weighted average shares outstanding	92,108	92,516
Diluted weighted average shares outstanding	94,560	95,030

[1] Reflects the impact of the Company's adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based compensation, including the income tax consequences.

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$123,693	$111,090
Other comprehensive income:
Foreign currency translation gains, net of tax	93,614	31,202
Total other comprehensive income	93,614	31,202
Total comprehensive income	$217,307	$142,292
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$123,693	$111,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,667	7,976
Stock-based compensation	23,093	15,186
Provision for losses on accounts receivable	12,988	6,836
Amortization of deferred financing costs and discounts	1,914	1,822
Amortization of intangible assets	52,654	27,362
Amortization of premium on receivables	1,544	990
Deferred income taxes	(3,453)	(2,128)
Equity method investment loss	2,377	2,193
Other non-cash operating income	—	(215)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(19,283)	23,743
Accounts receivable	(236,564)	(182,761)
Prepaid expenses and other current assets	(16,453)	(2,086)
Other assets	(2,673)	(11,696)
Accounts payable, accrued expenses and customer deposits	103,711	124,311
Net cash provided by operating activities	54,215	122,623
Investing activities
Acquisitions, net of cash acquired	—	(4,092)
Purchases of property and equipment	(14,796)	(11,739)
Other	(6,327)	(4,914)
Net cash used in investing activities	(21,123)	(20,745)
Financing activities
Proceeds from issuance of common stock	15,230	387
Borrowings (payments) on securitization facility, net	85,000	(63,000)
Principal payments on notes payable	(33,363)	(25,875)
Borrowings from revolver – A Facility	90,000	40,000
Payments on revolver – A Facility	(159,949)	(110,000)
Borrowings on swing line of credit, net	21,639	—
Other	537	(19)
Net cash provided by (used in) financing activities	19,094	(158,507)
Effect of foreign currency exchange rates on cash	19,356	8,795
Net increase (decrease) in cash and cash equivalents	71,542	(47,834)
Cash and cash equivalents, beginning of period	475,018	447,152
Cash and cash equivalents, end of period	$546,560	$399,318
Supplemental cash flow information
Cash paid for interest	$33,190	$15,310
Cash paid for income taxes	$88,503	$11,824
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2017
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $1.5 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income. The Company recognized net gains on intra-entity foreign currency transactions that are of a long-term-investment nature of approximately $36 million and $19 million in the three months ended March 31, 2017 and 2016, respectively, in the statements of comprehensive income.
Adoption of New Accounting Standards
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, which amends the guidance in former ASC 605, Revenue Recognition. This amended guidance requires revenue to be recognized in an amount that reflects the consideration to which the company expects to be entitled for those goods and services when the performance obligation has been satisfied. This amended guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of the new revenue recognition standard by one year. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing", which clarifies the accounting for intellectual property licenses and identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting", which rescinds certain SEC guidance in response to announcements made by the SEC staff at the EITF's March 3, 2016 meeting and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which clarifies the guidance on collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and contract modifications and completed contracts at transition. Additionally, ASU 2016-12 clarifies that entities electing the full retrospective transition method would no longer be required to disclose the effect of the change in accounting principle on the period of adoption; however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted. These ASUs are effective for the Company for reporting periods beginning after December 15, 2017, but permit companies the option to adopt as of the original effective date. In the first quarter of 2017, the Company continued its assessment of the new standard with a focus on identifying the performance obligations included within its revenue arrangements with customers and evaluating its methods of estimating the amount of and timing of variable consideration. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company anticipates selecting the modified retrospective method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, the Company would not restate the prior financial statements presented; therefore the new standard requires the Company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. The Company continues its assessment to evaluate the impact of the provisions of ASC 606 on the results of operations, financial condition, and cash flows. Based upon our assessment to date, which is ongoing, we have not identified significant changes to our current processes, systems and revenue recognition practices.
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

The following table shows the impact of retrospectively applying ASU 2016-09 to the previously issued consolidated statements of operations for the three month period ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Recast
Income before income taxes	$156,912	$—	$156,912
Provision for income taxes	46,940	(1,118)	45,822
Net income	$109,972	$1,118	$111,090
Earnings per share:
Basic earnings per share	$1.19	$0.01	$1.20
Diluted earnings per share	$1.17	$—	$1.17
Weighted average common shares outstanding:
Basic	92,516	—	92,516
Diluted	94,329	701	95,030
The following table shows the impact of retrospectively applying this guidance to the Consolidated Statement of Cash flows for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Recast
Net cash provided by operating activities	$121,505	$1,118	$122,623
Net cash used in investing activities	(20,745)	—	(20,745)
Net cash used in financing activities	(157,389)	(1,118)	(158,507)
Effect of foreign currency exchange rates on cash	8,795	—	8,795
Net (decrease) increase in cash	$(47,834)	$—	$(47,834)
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
Intangibles - Goodwill and Other Impairment
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Definition of a Business
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business", which amends the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities is not a business.The guidance also requires a business to include at least one substantive process and narrows the definition of outputs.The guidance is effective for the Company for reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Gross domestic accounts receivable	$629,629	$529,885
Gross domestic securitized accounts receivable	676,000	591,000
Gross foreign receivables	772,189	704,630
Total gross receivables	2,077,818	1,825,515
Less allowance for doubtful accounts	(40,985)	(32,506)
Net accounts and securitized accounts receivable	$2,036,833	$1,793,009
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for three months ended March 31 is as follows (in thousands):

	2017	2016
Allowance for doubtful accounts beginning of period	$32,506	$21,903
Provision for bad debts	12,988	6,836
Write-offs	(4,509)	(4,706)
Allowance for doubtful accounts end of period	$40,985	$24,033

Foreign receivables are not included in the Company’s accounts receivable securitization program.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of March 31, 2017 and December 31, 2016, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Repurchase agreements	$286,921	$—	$286,921	$—
Money market	50,254	—	50,254	—
Certificates of deposit	3,549	—	3,549	—
Total cash equivalents	$340,724	$—	$340,724	$—

December 31, 2016
Assets:
Repurchase agreements	$232,131	$—	$232,131	$—
Money market	50,179	—	50,179	—
Certificates of deposit	48	—	48	—
Total cash equivalents	$282,358	$—	$282,358	$—

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
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2017 and 2016.
The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis and are evaluated with periodic testing for impairment include property, plant and equipment, investments, goodwill and other intangible assets. Estimates of the fair value of assets acquired and liabilities assumed in business combinations are generally developed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), discounted as appropriate, management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
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
4. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may begin purchasing up to an aggregate of $500 million of its common stock over the following 18 month period. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by available cash flow from the business and working capital. Since the beginning of the Program, 1,670,311 shares, for an aggregate purchase price of $240.1 million have been repurchased. There were no shares repurchased under the Program during the three months ended March 31, 2017. In May 2017, the Company repurchased 411,166 common shares totaling $52.4 million under the Program.
5. Stock-Based Compensation
The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$12,089	$9,244
Restricted stock	11,004	5,942
Stock-based compensation	$23,093	$15,186
The tax benefits recorded on stock based compensation were $15.0 million and $6.2 million for the three month periods ended March 31, 2017 and 2016, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2017 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$101,535	1.60
Restricted stock	26,310	0.76
Total	$127,845

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

The following summarizes the changes in the number of shares of common stock under option for the three month period ended March 31, 2017 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,146	$91.20	3,429	$55.00		$309,238
Granted	1,598	150.85			$37.58
Exercised	(236)	64.65				20,443
Forfeited	(17)	142.33
Outstanding at March 31, 2017	7,491	$104.65	3,833	$65.23		$350,477
Expected to vest as of March 31, 2017	7,491	$104.65
The aggregate intrinsic value of stock options exercisable at March 31, 2017 was $330.4 million. The weighted average remaining contractual term of options exercisable at March 31, 2017 was 5.4 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the three months ended March 31, 2017 and 2016, with the following weighted-average assumptions for grants or modifications during the period:

	March 31
	2017	2016
Risk-free interest rate	1.83%	1.11%
Dividend yield	—	—
Expected volatility	27.31%	27.36%
Expected life (in years)	4.2	3.3
Restricted Stock
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time or performance, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one year.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2017 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	379	$140.39
Granted	129	153.94
Vested	(203)	136.77
Cancelled	(31)	152.71
Outstanding at March 31, 2017	274	$158.06

6. Acquisitions
2017 Acquisitions

On April 28, 2017, the Company signed a definitive agreement to acquire Cambridge Global Payments (“Cambridge”) for approximately $675 million, a leading business to business (B2B) international payments provider. Cambridge processes over $20 billion in B2B cross-border payments annually, helping 13,000 business clients make international payments to suppliers and employees. The purpose of this acquisition is to further expand the Company's corporate payments footprint. This acquisition is expected to be completed in third quarter of 2017.

2016 Acquisitions

STP

On August 31, 2016, the Company acquired all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), for approximately $1.23 billion, net of cash acquired of $40.2 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to expand the Company's presence in the toll market in Brazil.The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. Results from the acquired business have been reported in the Company's international segment since the date of acquisition. The following table summarizes the preliminary acquisition accounting for STP (in thousands):

Trade and other receivables	$243,157
Prepaid expenses and other	6,998
Deferred tax assets	9,365
Property and equipment	38,732
Other long term assets	14,280
Goodwill	645,766
Customer relationships and other identifiable intangible assets	584,274
Liabilities assumed	(315,082)
Aggregate purchase price	$1,227,490

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8.5-17	$349,310
Trade names and trademarks - indefinite	N/A	189,547
Technology	6	45,417
		$584,274

In connection with the STP acquisition, the Company recorded contingent liabilities aggregating $13.5 million in the consolidated balance sheet, recorded within other noncurrent liabilities and accrued expenses in the consolidated balance sheet at the date of acquisition. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $13.0 million was recorded within prepaid and other current assets and other long term assets in the consolidated balance sheet. The contingent liabilities and the indemnification asset are included in the preliminary acquisition accounting for STP at the date of acquisition. The potential range of acquisition related contingent liabilities that the Company estimates would be incurred and ultimately recoverable is $13.5 million to $18.6 million. Along with the Company's acquisition of STP, the Company signed noncompete agreements with certain parties for approximately $21.6 million.

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

Other

During 2016, the Company acquired additional fuel card portfolios in the U.S. and the United Kingdom, additional Shell fuel card markets in Europe and Travelcard in the Netherlands totaling approximately $76.7 million, net of cash acquired of $11.1 million. The following table summarizes the preliminary acquisition accounting for these acquisitions (in thousands):

Trade and other receivables	$27,810
Prepaid expenses and other	5,097
Property and equipment	992
Goodwill	28,540
Other intangible assets	61,823
Deferred tax asset	146
Liabilities assumed	(42,550)
Deferred tax liabilities	(5,123)
Aggregate purchase prices	$76,735
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	10-18	$61,823
		$61,823
The other 2016 acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements. The accounting for certain of these acquisitions is preliminary as the Company is still completing the valuation of intangible assets, income taxes and evaluation of acquired contingencies.
7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2016	Acquisitions/ Dispositions	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2017
Segment
North America	$2,640,409	$—	$—	$—	$2,640,409
International	1,554,741		(13,522)	45,844	1,587,063
	$4,195,150	$—	$(13,522)	$45,844	$4,227,472
As of March 31, 2017 and December 31, 2016, other intangible assets consisted of the following (in thousands):

		March 31, 2017			December 31, 2016
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	16.9	$2,471,625	$(499,199)	$1,972,426	$2,449,389	$(458,118)	$1,991,271
Trade names and trademarks—indefinite lived	N/A	518,505	—	518,505	510,952	—	510,952
Trade names and trademarks—other	14.7	2,757	(2,056)	701	2,746	(2,021)	725
Software	5.3	213,289	(94,968)	118,321	211,331	(85,167)	126,164
Non-compete agreements	5.0	36,505	(12,807)	23,698	35,191	(11,070)	24,121
Total other intangibles		$3,242,681	$(609,030)	$2,633,651	$3,209,609	$(556,376)	$2,653,233
Changes in foreign exchange rates resulted in a $33.1 million increase to the carrying values of other intangible assets in the three months ended March 31, 2017. Amortization expense related to intangible assets for the three months ended March 31, 2017 and 2016 was $52.7 million and $27.4 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2017	December 31, 2016
Term notes payable—domestic(a), net of discounts	$2,606,684	$2,639,279
Revolving line of credit A Facility—domestic(a)	425,000	465,000
Revolving line of credit A Facility—foreign(a)	94,907	123,412
Revolving line of credit A Facility—swing line(a)	48,577	26,608
Other debt(c)	17,169	12,934
Total notes payable and other obligations	3,192,337	3,267,233
Securitization Facility(b)	676,000	591,000
Total notes payable, credit agreements and Securitization Facility	$3,868,337	$3,858,233
Current portion	$1,407,708	$1,336,506
Long-term portion	2,460,629	2,521,727
Total notes payable, credit agreements and Securitization Facility	$3,868,337	$3,858,233
 ______________________

(a)
On October 24, 2014, the Company entered into a $3.36 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multi-currency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount of $300 million. On August 22, 2016, the Company entered into the first Amendment to the existing Credit Agreement, which established an incremental term A loan in the amount of $600 million under the Credit Agreement accordion feature. The proceeds from the additional $600 million in term A loans were used to partially finance the STP acquisition. The Amendment also established an accordion feature for borrowing an additional $500 million in term A, term B or revolver A debt. On January 20, 2017, the Company entered into the second amendment to the Credit Agreement, which established a new term B loan (Term B-2 loan) in the amount of $245.0 million to replace the existing Term B loan. Interest on the Term B-2 loan facility accrues based on the Eurocurrency Rate or the Base Rate, except that the applicable margin is fixed at 2.25% for Eurocurrency Loans and at 1.25% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.

The stated maturity dates for the term A loans, revolving loans, and letters of credit under the Credit Agreement is November 14, 2019 and November 14, 2021 for the term loan B. The Company has unamortized debt discounts of $5.6 million related to the term A facility and $0.9 million related to the term B facility at March 31, 2017.

(b)
The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated on December 1, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 0.98% plus 0.90% and 0.85% plus 0.90% as of March 31, 2017 and December 31, 2016, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2017 and December 31, 2016.

(c)	Other debt includes the long-term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at March 31, 2017.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended March 31, 2017 and 2016 due to the following (in thousands):

	2017		2016
Computed tax expense at the U.S. federal tax rate	$58,579	35.0%	$54,919	35.0%
Changes resulting from:
Foreign income tax differential	(5,843)	(3.5)%	(4,769)	(3.0)%
Excess tax benefits related to stock-based compensation	(8,721)	(5.2)%	(1,118)	(0.7)%
State taxes net of federal benefits	1,607	1.0%	1,832	1.1%
Foreign-sourced nontaxable income	(603)	(0.4)%	(2,178)	(1.4)%
Other	(1,344)	(0.8)%	(2,864)	(1.8)%
Provision for income taxes	$43,675	26.1%	$45,822	29.2%

The adoption of ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting" resulted in excess tax benefits being recorded as a reduction of income tax expense beginning January 1, 2016, rather than additional paid in capital as discussed in the summary of significant accounting policies footnote.
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

	Three Months Ended March 31,
	2017	2016
Net income	$123,693	$111,090
Denominator for basic earnings per share	92,108	92,516
Dilutive securities	2,452	2,514
Denominator for diluted earnings per share	94,560	95,030
Basic earnings per share	$1.34	$1.20
Diluted earnings per share	$1.31	$1.17
There were 0.8 million antidilutive shares during the three month period ended March 31, 2017. Diluted earnings per share for the three month period ended March 31, 2016 excludes the effect of 1.8 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.2 million and 0.3 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month period ended March 31, 2017 and 2016, respectively.

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

The Company’s segment results are as follows for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues, net:
North America	$329,948	$303,548
International	190,485	110,714
	$520,433	$414,262
Operating income:
North America	$120,972	$113,850
International	74,096	62,105
	$195,068	$175,955
Depreciation and amortization:
North America	$33,177	$31,432
International	31,689	4,896
	$64,866	$36,328
Capital expenditures:
North America	$9,632	$7,942
International	5,164	3,797
	$14,796	$11,739
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
13. Assets Held for Sale

On March 3, 2017, the Company signed a definitive agreement to contribute our Stored Value Solutions (SVS) prepaid card services and gift card program management assets into a venture with First Data’s core gift card business, Transactions Wireless, Inc. and Gyft, that will consolidate these various gift solutions to drive new value for clients. First Data will own 57.5% percent of the joint venture and the Company will own 42.5% percent once the venture closes, which is expected in the second half of 2017, subject to customary regulatory approvals.

At March 31, 2017, the carrying value of current assets, goodwill and intangibles at SVS is approximately $54.7 million, $183.9 million and $218.0 million, respectively. SVS revenues were $48 million and $42 million in the three months ended March 31, 2017 and 2016. The results of the SVS businesses are included in our North America segment. The results of operations associated with the SVS assets will remain in continuing operations as the contribution of assets does not represent a significant shift in our corporate strategy and does not have a major effect on our operations and financial results.

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
This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We provide our payment products and services in a variety of combinations to create customized payment solutions for our customers and partners. We collectively refer to our suite of product offerings as workforce productivity enhancement products for commercial businesses. We sell a range of customized fleet and lodging payment programs directly and indirectly to our customers through partners, such as major oil companies, leasing companies and petroleum marketers. We refer to these major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and other referral partners with whom we have strategic relationships as our “partners.” We provide our customers with various card products that typically function like a charge card to purchase fuel, lodging, food, toll, transportation and related products and services at participating locations. While we refer to companies with whom we have strategic relationships as "partners", our legal relationships with these companies are contractual, and do not constitute legal partnerships.
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

For the three months ended March 31, 2017 and 2016, our North America and International segments generated the following revenue:

	Three Months Ended March 31,
	2017		2016
(Unaudited) (in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$329.9	63.4%	$303.5	73.3%
International	190.5	36.6%	110.7	26.7%
	$520.4	100.0%	$414.3	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three months ended March 31, 2017 and 2016.

(Unaudited)	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Revenues, net	$520,433	$414,262
Net income	$123,693	$111,090
Net income per diluted share	$1.31	$1.17
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
The following diagram illustrates a typical transaction flow, for our fuel card, vehicle maintenance, lodging and food, toll and transportation card and voucher products.. This illustration is not applicable to all of our businesses.
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
Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
Revenue by Geography*	2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$330	63%	$304	73%
United Kingdom	54	10	59	14
Brazil	93	18	17	4
Other	43	8	35	8
Consolidated revenues, net	$520	100%	$414	100%
*Columns may not calculate due to impact of rounding.

	Three Months Ended March 31,
Revenue by Product Category*	2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards	$258	50%	$241	58%
Corporate Payments	47	9	41	10
Tolls	77	15	2	1
Lodging	24	5	21	5
Gift	48	9	42	10
Other	66	13	67	16
Consolidated revenues, net	$520	100%	$414	100%
*Columns may not calculate due to impact of rounding.

	Three Months Ended March 31,
Major Sources of Revenue*	2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Customer
Processing and program revenue[1]	$244	47%	$173	42%
Late fees and finance charges[2]	37	7%	27	7%
Miscellaneous fees[3]	34	6%	28	7%
	315	61%	228	55%
Merchant
Discount revenue (fuel)[4]	80	15%	68	16%
Discount revenue (nonfuel)[5]	41	8%	37	9%
Tied to fuel-price spreads[6]	50	10%	52	12%
Program revenue[7]	34	7%	30	7%
	205	39%	186	45%
Consolidated revenues, net	$520	100%	$414	100%

[1]Includes revenue from customers based on accounts, cards, devices, transactions, load amounts and/or purchase amounts, etc. for participation in our various fleet and workforce related programs; as well as, revenue from partners (e.g., major retailers, leasing companies, oil companies, petroleum marketers, etc.) for processing and network management services. Primarily represents revenue from North American trucking, lodging, prepaid benefits, telematics, gift cards and toll related businesses.

[2]Fees for late payment and interest charges for carrying a balance charged to a customer.
[3]Non-standard fees charged to customers based on customer behavior or optional participation, primarily including high credit risk surcharges, over credit limit charges, minimum processing fees, printing and mailing fees, environmental fees, etc.

[4]Interchange revenue directly influenced by the absolute price of fuel and other interchange related to fuel products.
[5]Interchange revenue related to nonfuel products.
[6]Revenue derived from the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction.
[7]Revenue derived primarily from the sale of equipment, software and related maintenance to merchants.
*We may not be able to precisely calculate revenue by source, as certain estimates were made in these allocations. Columns may not calculate due to impact of rounding.

Revenue per transaction. Set forth below is revenue per transaction information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Unaudited)	2017	2016
Transactions (in millions)
North America	474.0	434.5
International	270.9	52.5
Total transactions	744.9	487.0
Revenue per transaction
North America	$0.70	$0.70
International	0.70	2.11
Consolidated revenue per transaction	0.70	0.85
For the three months ended March 31, 2017, total transactions increased from 487.0 million to 744.9 million, an increase of 257.9 million, or 52.9%. North American segment transactions increased approximately 9% in the three months ended March 31, 2017 as compared to 2016 due primarily to growth in our SVS and fuel card businesses. Transaction volumes in our international segment increased by 415.6% over the comparable period in 2016, primarily due to the acquisition of STP and Travelcard during the third quarter of 2016.

Set forth below is further breakdown of revenue and revenue per transaction, by product category for the three months ended March 31, 2017 and 2016 (in millions except revenues, net per transaction):

	As Reported				Pro Forma and Macro Adjusted[2]
(Unaudited)	Three Months Ended March 31,				Three Months Ended March 31,
	2017	2016	Change	% Change	2017[3]	2016[4]	Change	% Change
FUEL CARDS
'- Transactions	114.4	103.0	11.4	11%	114.4	106.1	8.3	8%
'- Revenues, net per transaction	$2.26	$2.34	$(0.08)	(3)%	$2.27	$2.23	$0.05	2%
'- Revenues, net	$258.3	$240.7	$17.6	7%	$260.1	$236.4	$23.7	10%
CORPORATE PAYMENTS
'- Transactions	9.5	8.9	0.6	6%	9.5	8.9	0.6	6%
'- Revenues, net per transaction	$4.93	$4.61	$0.33	7%	$4.90	$4.61	$0.29	6%
'- Revenues, net	$46.8	$41.2	$5.6	14%	$46.5	$41.2	$5.3	13%
TOLLS
'- Transactions	222.9	10.1	212.8	2,109%	222.9	219.7	3.2	1%
'- Revenues, net per transaction	$0.35	$0.22	$0.13	57%	$0.28	$0.25	$0.03	10%
'- Revenues, net	$77.0	$2.2	$74.8	3,372%	$62.0	$55.5	$6.5	12%
LODGING
'- Transactions	3.2	3.0	0.2	6%	3.2	3.0	0.2	6%
'- Revenues, net per transaction	$7.38	$6.84	$0.54	8%	$7.38	$6.84	$0.54	8%
'- Revenues, net	$23.8	$20.7	$3.1	15%	$23.8	$20.7	$3.1	15%
GIFT
'- Transactions	377.7	342.0	35.6	10%	377.7	342.0	35.6	10%
'- Revenues, net per transaction	$0.13	$0.12	$—	3%	$0.13	$0.12	$—	3%
'- Revenues, net	$48.4	$42.5	$6.0	14%	$48.4	$42.5	$6.0	14%
OTHER[1]
'- Transactions	17.3	20.0	(2.7)	(13)%	17.3	20.0	(2.7)	(13)%
'- Revenues, net per transaction	$3.83	$3.36	$0.47	14%	$3.87	$3.36	$0.51	15%
'- Revenues, net	$66.2	$67.0	$(0.9)	(1)%	$66.7	$67.0	$(0.3)	—%
FLEETCOR CONSOLIDATED REVENUES
'- Transactions	744.9	487.0	257.9	53%	744.9	699.8	45.1	6%
'- Revenues, net per transaction	$0.70	$0.85	$(0.15)	(18)%	$0.68	$0.66	$0.02	3%
'- Revenues, net	$520.4	$414.3	$106.2	26%	$507.6	$463.3	$44.3	10%
1Other includes telematics, maintenance, food and transportation related businesses.
2Pro forma and macro adjusted revenue is a non-GAAP financial measure defined as revenues, net adjusted for the impact of the macroeconomic environment and acquisitions and dispositions and other one-time items. We use pro forma and macro adjusted revenue as a basis to evaluate our organic growth. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” for reconciliation of revenue, net to pro forma and macro adjusted revenue, net.
32017 is adjusted to remove the impact of changes in the macroeconomic environment to be consistent with the same period of prior year, using constant fuel prices, fuel price spreads and foreign exchange rates.
42016 is pro forma to include acquisitions and exclude dispositions consistent with 2017 ownership. 2016 also includes an approximately $6 million one-time true-up.
_________________________________________________________________________________________________________________
Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel spread margins. Revenue per transaction per customer changes as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
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

•
Equity method investment loss—Our equity method investment results relate to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we account for using the equity method.

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

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2017 and 2016.

(Unaudited)	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Adjusted revenues	$496,049	$386,029
Adjusted net income	$184,978	$145,689
Adjusted net income per diluted share	$1.96	$1.53
We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a effective way to evaluate our revenue performance on a consistent basis. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 63% and 73% of our revenue in the three months ended March 31, 2017 and 2016, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions and Investments

On April 28, 2017, the Company signed a definitive agreement to acquire Cambridge Global Payments (“Cambridge”) for approximately $675 million, a leading business to business (B2B) international payments provider. Cambridge processes over $20 billion in B2B cross-border payments annually, helping 13,000 business clients make international payments to suppliers and employees. The purpose of this acquisition is to further expand our corporate payments footprint. This acquisition is expected to be completed in third quarter of 2017.

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

Assets Held for Sale

On March 3, 2017, we signed a definitive agreement to contribute Stored Value Solutions (SVS) prepaid card services and gift card program management assets into a venture with First Data’s core gift card business, Transactions Wireless, Inc. and Gyft, that will consolidate these various gift solutions to drive new value for clients. First Data will own 57.5% percent of the joint venture and we will own 42.5% percent once the venture closes, which is expected in the second half of 2017, subject to customary regulatory approvals.

Results of Operations
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
The following table sets forth selected consolidated statement of income data for the three months ended March 31, 2017 and 2016 (in thousands).

(Unaudited)	Three Months Ended March 31, 2017	% of total revenue	Three Months Ended March 31, 2016	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$329,948	63.4%	$303,548	73.3%	$26,400	8.7%
International	190,485	36.6%	110,714	26.7%	79,771	72.1%
Total revenues, net	520,433	100.0%	414,262	100.0%	106,171	25.6%
Consolidated operating expenses:
Merchant commissions	24,384	4.7%	28,233	6.8%	(3,849)	(13.6)%
Processing	101,824	19.6%	79,814	19.3%	22,010	27.6%
Selling	38,837	7.5%	26,553	6.4%	12,284	46.3%
General and administrative	95,434	18.3%	67,594	16.3%	27,840	41.2%
Depreciation and amortization	64,866	12.5%	36,328	8.8%	28,538	78.6%
Other operating, net	20	—%	(215)	(0.1)%	235	109.3%
Operating income	195,068	37.5%	175,955	42.5%	19,113	10.9%
Equity method investment loss	2,377	0.5%	2,193	0.5%	184	8.4%
Other expense, net	2,196	0.4%	659	0.2%	1,537	233.2%
Interest expense, net	23,127	4.4%	16,191	3.9%	6,936	42.8%
Provision for income taxes	43,675	8.4%	45,822	11.1%	(2,147)	(4.7)%
Net income	$123,693	23.8%	$111,090	26.8%	$12,603	11.3%
Operating income for segments:
North America	$120,972		$113,850		$7,122	6.3%
International	74,096		62,105		11,991	19.3%
Operating income	$195,068		$175,955		$19,113	10.9%
Operating margin for segments:
North America	36.7%		37.5%		(0.8)%
International	38.9%		56.1%		(17.2)%
Total	37.5%		42.5%		(5.0)%
The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues increased from $414.3 million in the three months ended March 31, 2016 to $520.4 million in the three months ended March 31, 2017, an increase of $106.2 million, or 25.6%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2016, which contributed approximately $56 million in additional revenue.

•
Organic growth of approximately 10% on a constant fuel price and fuel spread margin and pro form basis, in certain of our payment programs driven by increases in both volume and revenue per transaction.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended March 31, 2017 over the comparable period in 2016 of approximately

$2 million. Changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $5 million due to unfavorable fluctuations in rates in most geographies in the three months ended March 31, 2017 compared to 2016. Conversely, we believe the impact of higher fuel prices, primarily in the U.S., partially offset by lower fuel spread margins, had a favorable impact on consolidated revenues of approximately $3 million.
North America segment revenues
North America revenues increased from $303.5 million in the three months ended March 31, 2016 to $329.9 million in the three months ended March 31, 2017, an increase of $26.4 million, or 8.7%. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 10%, on a constant fuel price and fuel spread margin and pro forma basis, in certain of our payment programs driven by increases in both volume and revenue per transaction.

•
The positive impact of macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended March 31, 2017 over the comparable period in 2016 of approximately $2 million, primarily due to the impact of higher fuel prices, partially offset by lower fuel spread margins.

International segment revenues
International segment revenues increased from $110.7 million in the three months ended March 31, 2016 to $190.5 million in the three months ended March 31, 2017, an increase of $79.8 million, or 72.1%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during 2016 which contributed approximately $56 million in additional revenue.

•	Organic growth of approximately 9% on a constant macroeconomic basis in certain of our payment programs driven by increases in both volume and revenue per transaction.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended March 31, 2017 over the comparable period in 2016 of approximately $5 million, primarily due to unfavorable fluctuations in foreign exchange rates in most geographies where we do business, partially offset by the favorable impact of changes in fuel price of approximately $1 million.

Consolidated operating expenses
Merchant commissions. Merchant commissions decreased from $28.2 million in the three months ended March 31, 2016 to $24.4 million in the three months ended March 31, 2017, a decrease of $3.8 million, or 13.6%. This decrease was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel, as well as the impact of fluctuations in foreign exchange rates. partially offset by the impact of higher volume in certain revenue streams where merchant commissions are paid.
Processing. Processing expenses increased from $79.8 million in the three months ended March 31, 2016 to $101.8 million in the three months ended March 31, 2017, an increase of $22.0 million, or 27.6%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in the third quarter of 2016 of approximately $18 million, incremental bad debt expense of $3 million, offset by the impact of fluctuations in foreign exchange rates and lower negotiated vendor processing costs. The increase in bad debt was primarily due to bad debt inherent in the acquired STP business, the addition of new Euro Shell locations and normal quarterly fluctuations of certain businesses.
Selling. Selling expenses increased from $26.6 million in the three months ended March 31, 2016 to $38.8 million in the three months ended March 31, 2017, an increase of $12.3 million, or 46.3%. Increases in spending were primarily due to ongoing expenses related to acquisitions completed in the third quarter of 2016 of approximately $6 million, as well as increases in spending and investment in existing portfolios.
General and administrative. General and administrative expenses increased from $67.6 million in the three months ended March 31, 2016 to $95.4 million in the three months ended March 31, 2017, an increase of $27.8 million, or 41.2%. The increase was primarily due to ongoing expenses related to acquisitions completed in the third quarter of 2016 of approximately $10 million, increased stock based compensation expense of approximately $9 million and increases in other professional fees of approximately $6 million.

Depreciation and amortization. Depreciation and amortization increased from $36.3 million in the three months ended March 31, 2016 to $64.9 million in the three months ended March 31, 2017, an increase of $28.5 million, or 78.6%. The increase was primarily due to amortization of intangible assets related to acquisitions of STP and Travelcard completed in the third quarter of 2016.

Equity method investment loss. Equity method investment loss was $2.4 million in the three months ended March 31, 2017, compared to $2.2 million in the three months ended March 31, 2016.

Interest expense, net. Interest expense increased from $16.2 million in the three months ended March 31, 2016 to $23.1 million in the three months ended March 31, 2017, an increase of $6.9 million, or 42.8%. The increase in interest expense is primarily due to the impact of additional borrowings for the acquisitions of STP and Travelcard completed during the third quarter of 2016 and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Three Months Ended March 31,
(Unaudited)	2017	2016
Term loan A	2.53%	1.93%
Term loan B	3.20%	3.75%
Domestic Revolver A	2.55%	1.92%
Foreign Revolver A	2.01%	—%
Foreign swing line	1.96%	—%
The average unused credit facility fee for Domestic Revolver A was 0.34% and 0.30% in the three month period ending March 31, 2017 and 2016, respectively.
Provision for income taxes. The provision for income taxes decreased from $45.8 million in the three months ended March 31, 2016 to $43.7 million in the three months ended March 31, 2017, a decrease of $2.1 million, or 4.7%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased from 29.2% for three months ended March 31, 2016 to 26.1% for the three months ended March 31, 2017. The decrease in the provision for income taxes and in the effective tax rate was due primarily to excess tax benefits on share based compensation and the favorable mix impact of higher international earnings, in the three months ended March 31, 2017 as compared to 2016.
We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $111.1 million in the three months ended March 31, 2016 to $123.7 million in the three months ended March 31, 2017, an increase of $12.6 million, or 11.3%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $176.0 million in the three months ended March 31, 2016 to $195.1 million in the three months ended March 31, 2017, an increase of $19.1 million, or 10.9%. Our operating margin was 42.5% and 37.5% for the three months ended March 31, 2016 and 2017, respectively. The increase in operating income was primarily due to acquisitions completed in the third quarter of 2016 and organic growth. The lower operating margin was driven by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016, additional stock based compensation of approximately $9 million and additional bad debt expense of $2 million, due to normal quarterly fluctuations in certain businesses. The impact of the macro economic environment was mostly neutral.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $113.9 million in the three months ended March 31, 2016 to $121.0 million in the three months ended March 31, 2017, an increase of $7.1 million, or 6.3%. North America operating margin was 37.5% and 36.7% for the three months ended March 31, 2016 and 2017, respectively. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $4 million, driven by higher fuel prices. These increases were partially offset by additional stock based compensation of approximately $6 million and additional bad debt expense of $1 million.

International segment operating income. International operating income increased from $62.1 million in the three months ended March 31, 2016 to $74.1 million in the three months ended March 31, 2017, an increase of $12.0 million, or 19.3%. International operating margin was 56.1% and 38.9% for the three months ended March 31, 2016 and 2017, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in the third quarter of 2016 and organic growth, partially offset by the negative impact of the macroeconomic environment of approximately $5 million, driven primarily by changes in foreign exchange rates, as well as higher stock based compensation of approximately $3 million. The lower operating margin was driven by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016, additional stock based compensation expense of $3 million and additional bad debt expense of $1 million.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital needs, tax and capital expenditure needs.
Sources of liquidity
At March 31, 2017, our cash balances totaled $735.0 million, with approximately $188.4 million restricted. Restricted cash primarily represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.
At March 31, 2017, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $395.3 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2017, we had the ability to generate approximately $77 million of additional liquidity under our Securitization Facility. At March 31, 2017, we had approximately $467 million available under our Credit Facility.
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

Cash flows
The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016.

(Unaudited)	Three Months Ended March 31,
(in millions)	2017	2016
Net cash provided by operating activities	$54.2	$122.6
Net cash used in investing activities	(21.1)	(20.7)
Net cash provided by (used in) financing activities	19.1	(158.5)
Operating activities. Net cash provided by operating activities decreased from $122.6 million in the three months ended March 31, 2016 to $54.2 million in the three months ended March 31, 2017. Net income and non-cash expense items increased operating cash flow by $54.4 million from $171.1 million in the first quarter of 2016 to $225.5 million in 2017, driven primarily by higher amortization of acquired intangible assets of $25 million and higher net income of $13 million. Net working capital was a use of cash of $171.3 million in the first quarter of 2017 compared to $48.5 million in 2016. The primary reason for the increased use of working capital was $77 million in higher income tax payments made in the first quarter of 2017 than 2016, which was due to tax payments normally due in the third and fourth quarters of 2016 being deferred until the first quarter of 2017. The remaining increased use of working capital related to the overall growth of the business and the timing of settlement of receivables and payables during the three months ended March 31, 2017 over the comparable period in 2016.
Investing activities. Net cash used in investing activities increased from $20.7 million in the three months ended March 31, 2016 to $21.1 million in the three months ended March 31, 2017.
Financing activities. Net cash used in financing activities was $158.5 million in the three months ended March 31, 2016 compared to net cash provided by financing activities of $19.1 million in the three months ended March 31, 2017. The increase in cash provided by financing activities is primarily due to an increase in net borrowings on our Securitization Facility in the first quarter of 2017 over the comparable period in 2016.
Capital spending summary
Our capital expenditures increased from $11.7 million in the three months ended March 31, 2016 to $14.8 million in the three months ended March 31, 2017, an increase of $3.1 million, or 26.0%. This increase is primarily due to increased spending on strategic projects, including continued investment in our GFN application.
Credit Facility
On October 24, 2014, FleetCor Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), entered into a new $3.36 billion Credit Agreement (the Credit Agreement), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”). The Credit Agreement provided for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multicurrency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term A loan facility in the amount of $2.02 billion and (d) a term B loan facility in the amount $300 million. The revolving line of credit contains a $20 million sublimit for letters of credit, a $20 million sublimit for swing line loans and sublimits for multicurrency borrowings in Euros, Sterling, Japanese Yen, Australian Dollars and New Zealand Dollars. The Credit Agreement also contains an accordion feature for borrowing an additional $500 million in term A or revolver A and term B. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. The proceeds of the Credit Facility were used to paydown borrowings under the Credit Agreement. On November 14, 2014 in order to finance a portion of the Comdata Acquisition and to refinance our existing Credit Agreement, we made initial borrowings under the Credit Agreement.
On August 22, 2016, the Company entered into the first amendment to the Credit Agreement, which increased the size of our Term A loan from $2.02 billion to $2.62 billion. The proceeds from the additional $600 million in term A loan were used to partially finance the STP acquisition. On January 20, 2017, the Company entered into the second amendment to the Credit Agreement, which established a new term B loan (Term B-2 loan) in the amount of $245.0 million to replace the existing Term B loan. Interest on the Term B-2 loan facility accrues based on the Eurocurrency Rate or the Base Rate, except that the applicable margin is fixed at 2.25% for Eurocurrency Loans and at 1.25% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.

The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on our ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of March 31, 2017, we were in compliance with each of the covenants under the Credit Facility.
The stated maturity dates for our term A loans, revolving loans, and letters of credit under the Credit Agreement is November 14, 2019 and November 14, 2021 for our Term B-2 loan. The term loans are payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at our option of one, two, three or nine months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made.
At March 31, 2017, we had $2,370.2 million in borrowings outstanding on the term A loan, excluding the related debt discount, $244.4 million in borrowings outstanding on Term B-2 loan, excluding the related debt discount, $425.0 million in borrowings outstanding on the domestic revolving A facility, $94.9 million in borrowings outstanding on the foreign revolving A facility and $48.6 million in borrowings outstanding on the swing line revolving A facility. The Company has unamortized debt discounts of $5.6 million related to the term A facility and $0.9 million related to the term B facility at March 31, 2017.
During the three months ended March 31, 2017, we made principal payments of $32.7 million on the term A loan, $0.6 million on the Term B-2 loan, $130 million on the domestic revolving A facility, $29.9 million on the foreign revolving A facility and $0.2 million on the swing line revolving A facility.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million and the Securitization Facility expires on November 14, 2017. The Securitization Facility contains certain customary financial covenants. There is a program fee equal to one month LIBOR or the Commercial Paper Rate of 0.98% plus 0.90% and 0.85% plus 0.90% as of March 31, 2017 and December 31, 2016, respectively. The unused facility fee is payable at a rate of 0.40% as of March 31, 2017 and December 31, 2016, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2017.

Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $3.6 million, which are payable in the next twelve months.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program under which the Company may begin purchasing up to $500 million of its common stock over the following 18 month period. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by available cash flow from the business and working capital. Since the beginning of the Program, 1,670,311 shares, for an aggregate purchase price of $240.1 million have been repurchased. There were no shares repurchased under the Program during the three months ended March 31, 2017. In May 2017, we repurchased 411,166 common shares totaling $52.4 million under the Program.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2017, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2016. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended March 31,
(Unaudited)	2017	2016
Revenues, net	$520,433	$414,262
Merchant commissions	(24,384)	(28,233)
Total adjusted revenues	$496,049	$386,029

Adjusted net income and adjusted net income per diluted share
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to stock-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) our proportionate share of amortization of intangible assets at our equity method investment, and (e) other non-cash adjustments.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
(Unaudited)	2017	2016[1]
Net income	$123,693	$111,090
Net income per diluted share	1.31	1.17
Stock based compensation	23,093	15,186
Amortization of intangible assets	52,654	27,362
Amortization of premium on receivables	1,544	990
Amortization of deferred financing costs and discounts	1,914	1,822
Amortization of intangibles at equity method investment	2,459	2,303
Total pre-tax adjustments	81,664	47,663
Income tax impact of pre-tax adjustments at the effective tax rate[2]	(20,379)	(13,064)
Adjusted net income	$184,978	$145,689
Adjusted net income per diluted share	$1.96	$1.53
Diluted shares	94,560	95,030

[1]Reflects the impact of the Company's adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for the share-based compensation, including the income tax consequences.

[2]Excludes the results of our equity method investment on our effective tax rate, as results from our equity method investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our equity method investment reversed during 2016 or are expected to reverse in 2017.

Pro Forma and Macro Adjusted Revenue and Transactions by Product
We define pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment includes the impact that market fuel spread margins, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. Set forth below is a reconciliation of pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue		Transactions
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)	2017*	2016*	2017*	2016*
FUEL CARDS
Pro forma and macro adjusted[2,3]	$260.1	$236.4	$114.4	$106.1
Impact of acquisitions/dispositions	—	4.3	—	(3.1)
Impact of fuel prices/spread	2.8	—	—	—
Impact of foreign exchange rates	(4.6)	—	—	—
As reported	$258.3	$240.7	$114.4	$103.0
CORPORATE PAYMENTS
Pro forma and macro adjusted[2,3]	$46.5	$41.2	$9.5	$8.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	0.3	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$46.8	$41.2	$9.5	$8.9
TOLLS
Pro forma and macro adjusted[2,3]	$62.0	$55.5	$222.9	$219.7
Impact of acquisitions/dispositions	—	(53.3)	—	(209.6)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	14.9	—	—	—
As reported	$77.0	$2.2	$222.9	$10.1
LODGING
Pro forma and macro adjusted[2,3]	$23.8	$20.7	$3.2	$3.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$23.8	$20.7	$3.2	$3.0
GIFT
Pro forma and macro[2,3]	$48.4	$42.5	$377.7	$342.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$48.4	$42.5	$377.7	$342.0
OTHER[1]
Pro forma and macro[2,3]	$66.7	$67.0	$17.3	$20.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.6)	—	—	—
As reported	$66.2	$67.0	$17.3	$20.0

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted[2,3]	$507.6	$463.3	$744.9	$699.8
Impact of acquisitions/dispositions	—	(49.0)	—	(212.8)
Impact of fuel prices/spread	3.1	—	—	—
Impact of foreign exchange rates	9.8	—	—	—
As reported	$520.4	$414.3	$744.9	$487.0

* Columns may not calculate due to impact of rounding.
[1]Other includes telematics, maintenance, food and transportation related businesses.
[2]2016 is pro forma to include acquisitions and exclude dispositions consistent with 2017 ownership. 2016 also includes an approximately $6 million one-time true-up.
[3]2017 is adjusted to remove the impact of changes in the macroeconomic environment to be consistent with the same period of prior year, using constant fuel prices, fuel price spreads and foreign exchange rates.

Special Cautionary Notice Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about FleetCor's beliefs, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as “anticipate,” “intend,” “believe,”

“estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should,” the negative of these terms or other comparable terminology.
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's recent referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2017, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
As of March 31, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may begin purchasing up to an aggregate of $500 million of the Company's common stock over the following 18 month period. Since the beginning of the Program, 1,670,311 shares, for an aggregate purchase price of $240.1 million have been repurchased. No repurchases were made during the three months ended March 31, 2017. In May 2017, the Company repurchased 411,166 common shares totaling $52.4 million under the Program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on October 28, 2016)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 8, 2017.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey