Form 10-Q
period 2017-06-30
FLEETCOR TECHNOLOGIES INC
filed 2017-08-08
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2017
Common Stock, $0.001 par value	91,878,784

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Month Periods Ended June 30, 2017

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FleetCor Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$564,578	$475,018
Restricted cash	201,039	168,752
Accounts and other receivables (less allowance for doubtful accounts of $47,836 and $32,506 at June 30, 2017 and December 31, 2016, respectively)	1,429,563	1,202,009
Securitized accounts receivable—restricted for securitization investors	741,000	591,000
Prepaid expenses and other current assets	109,178	90,914
Total current assets	3,045,358	2,527,693
Property and equipment, net	154,278	142,504
Goodwill	4,212,523	4,195,150
Other intangibles, net	2,562,326	2,653,233
Investments	40,845	36,200
Other assets	86,381	71,952
Total assets	$10,101,711	$9,626,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,240,766	$1,151,432
Accrued expenses	206,073	238,812
Customer deposits	688,574	530,787
Securitization facility	741,000	591,000
Current portion of notes payable and lines of credit	702,444	745,506
Other current liabilities	40,169	38,781
Total current liabilities	3,619,026	3,296,318
Notes payable and other obligations, less current portion	2,394,621	2,521,727
Deferred income taxes	637,162	668,580
Other noncurrent liabilities	45,402	56,069
Total noncurrent liabilities	3,077,185	3,246,376
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 121,712,973 shares issued and 91,878,784 shares outstanding at June 30, 2017; and 121,259,960 shares issued and 91,836,938 shares outstanding at December 31, 2016	122	121
Additional paid-in capital	2,136,913	2,074,094
Retained earnings	2,473,401	2,218,721
Accumulated other comprehensive loss	(610,049)	(666,403)
Less treasury stock 29,834,189 shares at June 30, 2017 and 29,423,022 shares at December 31, 2016	(594,887)	(542,495)
Total stockholders’ equity	3,405,500	3,084,038
Total liabilities and stockholders’ equity	$10,101,711	$9,626,732
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016¹	2017	2016¹
Revenues, net	$541,237	$417,905	$1,061,670	$832,167
Expenses:
Merchant commissions	30,619	22,308	55,003	50,541
Processing	103,322	80,691	205,146	160,505
Selling	38,957	31,947	77,794	58,500
General and administrative	87,569	63,586	183,003	131,180
Depreciation and amortization	64,709	48,436	129,575	84,764
Other operating, net	18	(231)	38	(446)
Operating income	216,043	171,168	411,111	347,123
Equity method investment loss (income)	2,354	(7,184)	4,731	(4,991)
Other (income) expense, net	(551)	104	1,645	763
Interest expense, net	23,851	15,900	46,978	32,091
Total other expense	25,654	8,820	53,354	27,863
Income before income taxes	190,389	162,348	357,757	319,260
Provision for income taxes	59,402	46,095	103,077	91,917
Net income	$130,987	$116,253	$254,680	$227,343
Basic earnings per share	$1.42	$1.25	$2.77	$2.46
Diluted earnings per share	$1.39	$1.22	$2.70	$2.39
Weighted average shares outstanding:
Basic shares	92,013	92,665	92,060	92,591
Diluted shares	94,223	95,279	94,392	95,137

[1] Reflects the impact of the Company's adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based compensation, including the income tax consequences.

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$130,987	$116,253	$254,680	$227,343
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(37,260)	(20,132)	56,354	11,070
Total other comprehensive (loss) income	(37,260)	(20,132)	56,354	11,070
Total comprehensive income	$93,727	$96,121	$311,034	$238,413
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2017	2016¹
Operating activities
Net income	$254,680	$227,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,593	16,311
Stock-based compensation	44,243	32,620
Provision for losses on accounts receivable	27,648	13,729
Amortization of deferred financing costs and discounts	3,800	3,651
Amortization of intangible assets	104,894	66,114
Amortization of premium on receivables	3,088	2,339
Deferred income taxes	(32,660)	(9,248)
Equity method investment loss (income)	4,731	(4,991)
Other non-cash operating income	—	(446)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(28,739)	13,555
Accounts and other receivables	(380,196)	(392,545)
Prepaid expenses and other current assets	(18,778)	(4,636)
Other assets	(15,050)	(9,362)
Accounts payable, accrued expenses and customer deposits	189,750	257,608
Net cash provided by operating activities	179,004	212,042
Investing activities
Acquisitions, net of cash acquired	(3,580)	(5,299)
Purchases of property and equipment	(32,600)	(24,757)
Other	(6,327)	(7,868)
Net cash used in investing activities	(42,507)	(37,924)
Financing activities
Proceeds from issuance of common stock	16,432	7,964
Repurchase of common stock	(52,393)	(26,037)
Borrowings on securitization facility, net	150,000	99,000
Principal payments on notes payable	(66,725)	(51,750)
Borrowings from revolver – A Facility	90,000	140,000
Payments on revolver – A Facility	(215,901)	(290,000)
Borrowings on swing line of credit, net	10,245	—
Other	537	(666)
Net cash used in financing activities	(67,805)	(121,489)
Effect of foreign currency exchange rates on cash	20,868	(6,696)
Net increase in cash and cash equivalents	89,560	45,933
Cash and cash equivalents, beginning of period	475,018	447,152
Cash and cash equivalents, end of period	$564,578	$493,085
Supplemental cash flow information
Cash paid for interest	$68,431	$30,361
Cash paid for income taxes	$188,157	$64,345

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
June 30, 2017
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $0.8 million and foreign exchange losses of $0.2 million for the three months ended June 30, 2017 and 2016, respectively, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income. The Company recognized foreign exchange losses of $0.8 million for both the six month periods ended June 30, 2017 and 2016, respectively.
Adoption of New Accounting Standards
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standards updates, that clarifies certain points of the standard and modifies certain requirements.

The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company has established an implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, the Company is analyzing customer contracts for its most significant contract categories, applied the five-step model of the new standard to each contract category and comparing the results to our current accounting practices. The Company has begun the second phase, which includes quantifying the potential effects identified during the first phase, assessing additional contract categories and principal versus agent considerations, revising accounting policies and considering the effects on related disclosures and/or internal control over financial reporting.

The new standard could change the amount and timing of revenue and expenses to be recognized under certain of our arrangement types. In addition, it could also increase the administrative burden on our operations to account for customer contracts and provide the more expansive required disclosures. More judgment and estimates may be required within the process of applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected customer lives. The Company has not completed its assessment or quantified the effect the new guidance will have on its consolidated financial statements, related disclosures and/or its internal control over financial reporting. This assessment will occur over the remainder of the calendar year. However, the Company's preliminary view is that the expected amount and timing of revenue to be recognized under ASU 2014-09 for its most significant contract categories, fuel card payments, corporate payments, lodging payments and gift cards, will be similar to the amount and timing of revenue recognized under our current accounting practices. The Company also may be required to capitalize additional costs to obtain contracts with customers, and, in some cases, may be required to amortize these costs over a contractual time period. Finally, the Company expects disclosures about its revenues and related customer acquisition costs will be more extensive.

The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. The Company will apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts that are not completed at the date of initial application. Under this method, the Company would not restate the prior financial statements presented, therefore the new standard requires the Company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of ASU 2016-02 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for our operating leases in the consolidated balance sheet upon adoption.
Accounting for Employee Stock-Based Payment
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which requires excess tax benefits recognized on stock-based compensation expense be reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis. ASU 2016-09 also requires excess tax benefits recognized on stock-based compensation expense be classified as an operating activity in the consolidated statements of cash flows rather than a financing activity. Companies can elect to apply this provision retrospectively or prospectively. ASU 2016-09 also requires entities to elect whether to account for forfeitures as they occur or estimate expected forfeitures over the course of a vesting period. This ASU is effective for the Company for annual periods beginning after December 15, 2016. Early adoption was permitted.
During the third quarter of 2016, the Company elected to early adopt ASU 2016-09. The adoption of this ASU resulted in excess tax benefits being recorded as a reduction of income tax expense prospectively for all periods during 2016, rather than additional paid in capital, and an increase in the number of dilutive shares outstanding at the end of each period. The adoption of ASU 2016-09 resulted in an increase to diluted earnings per share during the respective period. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows on a prospective basis within changes in accounts payable, accrued expenses and customer deposits. In accordance with ASU 2016-09, the classification of excess tax benefits in prior periods have not been adjusted in periods prior to 2016. The Company also elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, the net cumulative effect of this change was not material to the results of operations, financial condition, or cash flows.

The following table shows the impact of retrospectively applying ASU 2016-09 to the previously issued consolidated statements of income for the three and six month periods ended June 30, 2016 (in thousands, except per share amounts):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast	As Previously Reported	Adjustments	As Recast
Income before income taxes	$162,348	$—	$162,348	$319,260	$—	$319,260
Provision for income taxes	48,163	(2,068)	46,095	95,103	(3,186)	$91,917
Net income	$114,185	$2,068	$116,253	$224,157	$3,186	$227,343
Earnings per share:
Basic earnings per share	$1.23	$0.02	$1.25	$2.42	$0.04	$2.46
Diluted earnings per share	$1.21	$0.01	$1.22	$2.37	$0.02	$2.39
Weighted average common shares outstanding:
Basic	92,665	—	92,665	92,591	—	92,591
Diluted	94,549	729	95,279	94,437	700	95,137
The following table shows the impact of retrospectively applying this guidance to the Consolidated Statement of Cash flows for the six months ended June 30, 2016 (in thousands):

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Recast
Net cash provided by operating activities	$208,856	$3,186	$212,042
Net cash used in investing activities	(37,924)	—	(37,924)
Net cash used in financing activities	(118,303)	(3,186)	(121,489)
Effect of foreign currency exchange rates on cash	(6,696)	—	(6,696)
Net increase in cash	$45,933	$—	$45,933
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
Accounting for Modifications to Stock-Based Compensation
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The guidance is effective for the Company for reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
2. Accounts Receivable
The Company maintains a $950 million revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to our U.S. trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FleetCor Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $950 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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
The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Gross domestic accounts receivable	$711,681	$529,885
Gross domestic securitized accounts receivable	741,000	591,000
Gross foreign receivables	765,718	704,630
Total gross receivables	2,218,399	1,825,515
Less allowance for doubtful accounts	(47,836)	(32,506)
Net accounts and securitized accounts receivable	$2,170,563	$1,793,009

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for six months ended June 30 is as follows (in thousands):

	2017	2016
Allowance for doubtful accounts beginning of period	$32,506	$21,903
Provision for bad debts	27,648	13,729
Write-offs	(12,318)	(10,396)
Allowance for doubtful accounts end of period	$47,836	$25,236
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of June 30, 2017 and December 31, 2016, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Repurchase agreements	$310,034	$—	$310,034	$—
Money market	50,254	—	50,254	—
Certificates of deposit	7,759	—	7,759	—
Total cash equivalents	$368,047	$—	$368,047	$—

December 31, 2016
Assets:
Repurchase agreements	$232,131	$—	$232,131	$—
Money market	50,179	—	50,179	—
Certificates of deposit	48	—	48	—
Total cash equivalents	$282,358	$—	$282,358	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value.

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2017 and 2016.
The Company’s assets that are measured at fair value on a nonrecurring basis and are evaluated with periodic testing for impairment include property, plant and equipment, investments, goodwill and other intangible assets. Estimates of the fair value of assets acquired and liabilities assumed in business combinations are generally developed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), discounted as appropriate, management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
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
4. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 month period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. With the increase and giving effect to the Company's $240 million of previous repurchases, the Company may repurchase up to $510 million in shares of its common stock at any time prior to February 1, 2019. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt. Since the beginning of the Program, 1,670,311 shares for an aggregate purchase price of $240.1 million have been repurchased. There were 411,166 shares totaling $52.4 million repurchased under the Program during the six months ended June 30, 2017.
On August 3, 2017, as part of the Program, the Company entered an Accelerated Share Repurchase agreement ("ASR Agreement") with a third-party financial institution to repurchase $250 million of its common stock. Pursuant to the ASR Agreement, approximately 85% of the shares expected to be repurchased were received by the Company on August 8, 2017. The total number of shares ultimately repurchased under the Program will be determined upon final settlement and will be based on a discount to the volume-weighted average price of the Company's common stock during the ASR period. The Company anticipates that all repurchases under the ASR will be completed by the end of the third quarter of 2017.
5. Stock-Based Compensation
The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s Board of Directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$13,949	$8,394	$26,038	$17,638
Restricted stock	7,201	9,041	18,205	14,982
Stock-based compensation	$21,150	$17,435	$44,243	$32,620
The tax benefits recorded on stock based compensation were $24.3 million and $14.2 million for the six month periods ended June 30, 2017 and 2016, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2017 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$108,831	1.67
Restricted stock	16,431	0.51
Total	$125,262

Stock Options
Stock options are granted with an exercise price estimated to be equal to the fair market value of the Company's stock on the date of grant as authorized by the Company’s Board of Directors. Options granted have vesting provisions ranging from one to five years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2017 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,146	$91.20	3,429	$55.00		$309,238
Granted	2,550	144.44			$32.57
Exercised	(267)	61.59				22,047
Forfeited	(60)	142.14
Outstanding at June 30, 2017	8,369	$108.00	3,862	$66.43		$303,003
Expected to vest as of June 30, 2017	8,369	$108.00
The aggregate intrinsic value of stock options exercisable at June 30, 2017 was $300.4 million. The weighted average remaining contractual term of options exercisable at June 30, 2017 was 5.2 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the six months ended June 30, 2017 and 2016, with the following weighted-average assumptions for grants or modifications during the period:

	June 30,
	2017	2016
Risk-free interest rate	1.65%	1.10%
Dividend yield	—	—
Expected volatility	28.00%	27.37%
Expected life (in years)	3.4	3.4
Restricted Stock
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time or performance, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one year.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2017 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	379	$140.39
Granted	136	149.94
Vested	(200)	136.22
Cancelled	(38)	155.55
Outstanding at June 30, 2017	277	$148.57
6. Acquisitions
2017 Acquisitions

On April 28, 2017, the Company signed a definitive agreement to acquire Cambridge Global Payments (“Cambridge”), a leading business to business (B2B) international payments provider, for approximately $690 million in cash. Cambridge processes B2B cross-border payments, assisting business clients in making international payments to suppliers and employees. The purpose of this acquisition is to further expand the Company's corporate payments footprint. This acquisition is expected to be completed by September 1, 2017.

2016 Acquisitions

STP
On August 31, 2016, the Company acquired all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), for approximately $1.23 billion, net of cash acquired of $40.2 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to expand the Company's presence in the toll market in Brazil. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. Results from the acquired business have been reported in the Company's international segment since the date of acquisition. The following table summarizes the preliminary acquisition accounting for STP (in thousands):

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
		$584,274

In connection with the STP acquisition, the Company recorded contingent liabilities aggregating $13.5 million in the consolidated balance sheet, recorded within other noncurrent liabilities and accrued expenses in the consolidated balance sheet at the date of acquisition. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $13.0 million was recorded within prepaid and other current assets and other long term assets in the consolidated balance sheet. The contingent liabilities and the indemnification asset are included in the preliminary acquisition accounting for STP at the date of acquisition. The potential range of acquisition related contingent liabilities that the Company estimates could be incurred and ultimately expected to be recoverable is $13.5 million to $18.6 million. Along with the Company's acquisition of STP, the Company signed noncompete agreements with certain parties for approximately $21.6 million.

Acquisition accounting for STP is preliminary as the Company is still completing the valuation for intangible assets, income taxes, certain acquired contingencies and the working capital adjustment period remains open. Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and STP, as well as assembled workforce. The goodwill and definite lived intangibles acquired with this business is expected to be deductible for tax purposes.

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
7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2016	Acquisitions/ Dispositions	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2017
Segment
North America	$2,640,409	$—	$—	$—	$2,640,409
International	1,554,741		(13,522)	30,895	1,572,114
	$4,195,150	$—	$(13,522)	$30,895	$4,212,523
As of June 30, 2017 and December 31, 2016, other intangible assets consisted of the following (in thousands):

		June 30, 2017			December 31, 2016
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.0	$2,462,866	$(539,965)	$1,922,901	$2,449,389	$(458,118)	$1,991,271
Trade names and trademarks—indefinite lived	N/A	510,314	—	510,314	510,952	—	510,952
Trade names and trademarks—other	14.6	2,797	(2,093)	704	2,746	(2,021)	725
Software	5.3	211,712	(104,710)	107,002	211,331	(85,167)	126,164
Non-compete agreements	4.9	35,907	(14,502)	21,405	35,191	(11,070)	24,121
Total other intangibles		$3,223,596	$(661,270)	$2,562,326	$3,209,609	$(556,376)	$2,653,233
Changes in foreign exchange rates resulted in a $14.0 million increase to the carrying values of other intangible assets in the six months ended June 30, 2017. Amortization expense related to intangible assets for the six months ended June 30, 2017 and 2016 was $104.9 million and $66.1 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2017	December 31, 2016
Term notes payable—domestic(a), net of discounts	$2,574,080	$2,639,279
Revolving line of credit A Facility—domestic(a)	400,000	465,000
Revolving line of credit A Facility—foreign(a)	67,614	123,412
Revolving line of credit A Facility—swing line(a)	38,807	26,608
Other debt(c)	16,564	12,934
Total notes payable and other obligations	3,097,065	3,267,233
Securitization Facility(b)	741,000	591,000
Total notes payable, credit agreements and Securitization Facility	$3,838,065	$3,858,233
Current portion	$1,443,444	$1,336,506
Long-term portion	2,394,621	2,521,727
Total notes payable, credit agreements and Securitization Facility	$3,838,065	$3,858,233
 ______________________

(a)
On October 24, 2014, the Company entered into a $3.36 billion Credit Agreement, which provides for senior secured credit facilities consisting of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit, swing line loans and multi-currency borrowings, (b) a revolving B facility in the amount of $35 million for loans in Australian Dollars or New Zealand Dollars, (c) a term loan A facility in the amount of $2.02 billion and (d) a term loan B facility in the amount of $300 million. On August 22, 2016, the Company entered into the first Amendment to the existing Credit Agreement, which established an incremental term A loan in the amount of $600 million under the Credit Agreement accordion feature. The proceeds from the additional $600 million in term A loans were used to partially finance the STP acquisition. The Amendment also established an accordion feature for borrowing an additional $500 million in term A, term B or revolver A debt. On January 20, 2017, the Company entered into the second amendment to the Credit Agreement, which established a new term B loan (Term B-2 loan) in the amount of $245.0 million to replace the existing Term B loan. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The Company has unamortized debt discounts of $5.0 million related to the term A facility and $0.9 million related to the term B facility at June 30, 2017.

On August 2, 2017, the Company entered into the third amendment (the "Amendment") to the Credit Agreement, which increased the facility by $708.7 million and extended the terms of the credit facilities. The Amendment increased the term A loan to $2.69 billion, increased the revolver A credit facility to $1.285 billion and increased the term B loan to $350.0 million. The term A and revolver maturity dates are now August 2, 2022 and the term B maturity date is now August 2, 2024. The term A and revolver pricing remains the same and the term B pricing was reduced by 25 basis points to LIBOR plus 200 basis points.

(b)
The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated on December 1, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 1.23% plus 0.90% and 0.85% plus 0.90% as of June 30, 2017 and December 31, 2016, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2017 and December 31, 2016.

(c)	Other debt includes the long-term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at June 30, 2017.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended June 30, 2017 and 2016 due to the following (in thousands):

	2017		2016
Computed tax expense at the U.S. federal tax rate	$66,636	35.0%	$56,822	35.0%
Changes resulting from:
Foreign income tax differential	(7,473)	(3.9)%	(4,424)	(2.7)%
Excess tax benefits related to stock-based compensation	(803)	(0.4)%	(2,068)	(1.3)%
State taxes net of federal benefits	2,361	1.2%	1,909	1.2%
Foreign-sourced nontaxable income	1,373	0.7%	(2,020)	(1.2)%
Other	(2,692)	(1.4)%	(4,124)	(2.6)%
Provision for income taxes	$59,402	31.2%	$46,095	28.4%

The adoption of ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting" resulted in excess tax benefits being recorded as a reduction of income tax expense beginning January 1, 2016, rather than additional paid in capital as discussed in Note 1- Summary of Significant Accounting Policies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$130,987	$116,253	$254,680	$227,343
Denominator for basic earnings per share	92,013	92,665	92,060	92,591
Dilutive securities	2,210	2,614	2,332	2,546
Denominator for diluted earnings per share	94,223	95,279	94,392	95,137
Basic earnings per share	$1.42	$1.25	$2.77	$2.46
Diluted earnings per share	$1.39	$1.22	$2.70	$2.39
Diluted earnings per share for the three month periods ended June 30, 2017 and 2016 excludes the effect of 3.7 million and 1.5 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.2 million and 0.3 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended June 30, 2017 and 2016, respectively.

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

The Company’s segment results are as follows for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net:
North America	$342,995	$301,126	$672,943	$604,674
International	198,242	116,779	388,727	227,493
	$541,237	$417,905	$1,061,670	$832,167
Operating income:
North America	$134,926	$117,611	$255,898	$231,461
International	81,117	53,557	155,213	115,662
	$216,043	$171,168	$411,111	$347,123
Depreciation and amortization:
North America	$33,384	$32,180	$66,561	$63,612
International	31,325	16,256	63,014	21,152
	$64,709	$48,436	$129,575	$84,764
Capital expenditures:
North America	$12,102	$8,579	$21,734	$16,521
International	5,702	4,439	10,866	8,236
	$17,804	$13,018	$32,600	$24,757
12. Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas, and matters relating to compliance with laws and regulations (collectively, legal proceedings).  The Company has recorded reserves for certain legal proceedings. The amounts recorded are estimated and as additional information becomes available, the Company will reassess the potential liability related to legal actions and revise its estimate in the period that information becomes known. Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. Plaintiff seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. The defendants dispute the allegations in the complaint and intend to vigorously defend against the claims.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, and are in the early stages of the proceedings. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above.
13. Asset Dispositions and Assets Held for Sale

SVS
On March 3, 2017, the Company signed a definitive agreement to contribute our Stored Value Solutions (SVS) prepaid card services and gift card program management assets into a venture with First Data Corp’s ("First Data") core gift card business, Transactions Wireless, Inc. and Gyft, that will consolidate these various gift solutions to drive new value for clients. In July 2017, the Company decided to terminate the definitive agreement with First Data. The combination of the regulatory review and on-going conversations with SVS customers led the Company to reconsider its decision. As such, SVS is no longer classified as held for sale.

NexTraq
On June 14, 2017, the Company signed a definitive agreement to sell NexTraq, a U.S. fleet telematics business, to Michelin Group for approximately $320 million. This transaction closed on July 17, 2017. The Company expects to record a pre-tax gain on the disposal of NexTraq of approximately $155 million during the third quarter of 2017, which includes transaction closing costs. The Company has preliminarily calculated taxes on the gain upon disposal of approximately $64 million. NexTraq has historically been included in our North America segment.

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
General Business
Fleetcor is a leading global provider of commercial payment solutions. We primarily go to market with our fuel card payments product solutions, corporate payments products, toll products, lodging cards and gift cards. Our products are used in 53 countries around the world, with our primary geographies in the U.S., Brazil and the U.K., which accounted for approximately 92% of our revenue in 2016.  Our core products are primarily sold to businesses, retailers, major oil companies and marketers and government entities. Our payment programs enable our customers to better manage and control their commercial payments, card programs, and employee spending and provide card-accepting merchants with a high volume customer base that can increase their sales and customer loyalty. We also provide a suite of fleet related and workforce payment solution products, including mobile telematics services, fleet maintenance management and employee benefit and transportation related payments. In 2016, we processed approximately 2.2 billion transactions on our proprietary networks and third-party networks (which includes approximately 1.3 billion transactions related to our SVS product, acquired with Comdata). We believe that our size and scale, geographic reach, advanced technology and our expansive suite of products, services, brands and proprietary networks contribute to our leading industry position.
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

For the three and six months ended June 30, 2017 and 2016, our North America and International segments generated the following revenue (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$343.0	63.4%	$301.1	72.1%	$672.9	63.4%	$604.7	72.7%
International	198.2	36.6%	116.8	27.9%	388.7	36.6%	227.5	27.3%
	$541.2	100.0%	$417.9	100.0%	$1,061.7	100.0%	$832.2	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2017	2016	2017	2016
Revenues, net	$541,237	$417,905	$1,061,670	$832,167
Net income	$130,987	$116,253	$254,680	$227,343
Net income per diluted share	$1.39	$1.22	$2.70	$2.39

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2017	2016	2017	2016
Adjusted revenues	$510,618	$395,597	$1,006,667	$781,626
Adjusted net income	$187,049	$149,960	$372,026	$295,650
Adjusted net income per diluted share	$1.99	$1.57	$3.94	$3.11
We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is an effective way to evaluate our revenue performance on a consistent basis. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. Adjusted revenues, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.”
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
The following diagram illustrates a typical transaction flow, for our fuel card, vehicle maintenance, lodging and food, toll and transportation card and voucher products. This illustration is not applicable to all of our businesses.

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
Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the three and six months ended June 30, 2017 and 2016 (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Geography*	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$343	63%	$301	72%	$673	63%	$605	73%
United Kingdom	58	11%	61	14%	112	11%	119	14%
Brazil	93	17%	19	4%	186	18%	35	4%
Other	47	9%	38	9%	90	8%	73	9%
Consolidated revenues, net	$541	100%	$418	100%	$1,062	100%	$832	100%
*Columns may not calculate due to impact of rounding.

Subsequent to 2016, as we continued to refine the level of detail behind the product category splits, we reclassified certain amounts into 'Other' that we believe are more representative of that category.   This reclassification has been applied to the 2016 comparable data disclosed in the "Revenue by Product Category" table below.

	Three Months Ended June 30,				Six Months Ended June 30,[8]
Revenue by Product Category*	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards	$278	51%	$241	58%	$539	51%	$483	58%
Corporate Payments	50	9%	45	11%	97	9%	86	10%
Tolls	76	14%	2	1%	153	14%	5	1%
Lodging	29	5%	25	6%	53	5%	46	5%
Gift	41	8%	37	9%	90	8%	80	10%
Other[9]	67	12%	68	16%	131	12%	133	16%
Consolidated revenues, net	$541	100%	$418	100%	$1,062	100%	$832	100%
*Columns may not calculate due to impact of rounding.

	Three Months Ended June 30,				Six Months Ended June 30,[8]
Major Sources of Revenue*	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Customer
Processing and program revenue[1]	$248	46%	$173	42%	$493	46%	$345	41%
Late fees and finance charges[2]	34	6%	27	6%	71	7%	55	7%
Miscellaneous fees[3]	33	6%	31	7%	65	6%	59	7%
	314	58%	231	55%	629	59%	459	55%
Merchant
Discount revenue (fuel)[4]	$74	14%	$66	16%	$146	14%	$126	15%
Discount revenue (nonfuel)[5]	44	8%	39	9%	85	8%	76	9%
Tied to fuel-price spreads[6]	62	12%	41	10%	112	11%	93	11%
Program revenue[7]	47	9%	40	10%	91	9%	78	9%
	227	42%	187	45%	433	41%	373	45%
Consolidated revenues, net	$541	100%	$418	100%	$1,062	100%	$832	100%

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
[8]Amounts shown for the six months ended June 30, 2017 and 2016 reflect immaterial corrections in estimated allocation of revenue by product and sources of revenue from previously disclosed amounts for the prior period.

[9]Other includes telematics, maintenance, food and transportation related businesses.
*We may not be able to precisely calculate revenue by source, as certain estimates were made in these allocations. Columns may not calculate due to impact of rounding. This table reflects how management views the sources of revenue and may not be consistent with prior disclosure.

Revenue per transaction. Set forth below is revenue per transaction information for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2017	2016	2017	2016
Transactions (in millions)
North America	430.7	411.6	904.7	846.1
International	271.3	53.4	542.2	106.0
Total transactions	702.0	465.0	1,446.9	952.0
Revenue per transaction
North America	$0.80	$0.73	$0.74	$0.71
International	0.73	2.19	0.72	2.15
Consolidated revenue per transaction	0.77	0.90	0.73	0.87
For the three months ended June 30, 2017, total transactions increased from 465.0 million to 702.0 million, an increase of 237.0 million transactions, or 51%. For the six months ended June 30, 2017, total transactions increased from 952.0 million to 1,446.9 million, an increase of 494.9 million transactions, or 52%. North American segment transactions increased approximately 5% and 7% in the three and six months ended June 30, 2017 as compared to 2016, respectively, due primarily to growth in our SVS and fuel card businesses. Transaction volumes in our international segment increased by 408% and 412% in the three and six months ended June 30, 2017 as compared to 2016, respectively, primarily due to the acquisition of STP and Travelcard during the third quarter of 2016.

Set forth below is further breakdown of revenue and revenue per transaction, by product category for the three months ended June 30, 2017 and 2016 (in millions except revenues, net per transaction)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2017	2016	Change	% Change	2017[3]	2016[4]	Change	% Change
FUEL CARDS
‑Transactions	117.3	108.1	9.1	8%	117.3	111.3	5.9	5%
‑Revenues, net per transaction	$2.37	$2.23	$0.15	7%	$2.24	$2.18	$0.06	3%
‑ Revenues, net	$278.2	$240.7	$37.5	16%	$263.0	$242.9	$20.0	8%
CORPORATE PAYMENTS
‑Transactions	10.4	9.9	0.5	5%	10.4	9.9	0.5	5%
‑Revenues, net per transaction	$4.85	$4.54	$0.31	7%	$4.84	$4.54	$0.30	7%
‑ Revenues, net	$50.2	$44.8	$5.4	12%	$50.1	$44.8	$5.3	12%
TOLLS
‑Transactions	222.5	9.6	212.9	2,211%	222.5	223.6	(1.0)	—%
‑Revenues, net per transaction	$0.34	$0.25	$0.09	37%	$0.31	$0.27	$0.04	14%
‑ Revenues, net	$76.0	$2.4	$73.6	3,063%	$69.6	$61.3	$8.3	13%
LODGING
‑Transactions	3.4	3.3	0.1	2%	3.4	3.3	0.1	2%
‑Revenues, net per transaction	$8.57	$7.50	$1.06	14%	$8.57	$7.50	$1.06	14%
‑ Revenues, net	$29.0	$24.9	$4.1	16%	$29.0	$24.9	$4.1	16%
GIFT
‑Transactions	328.3	312.8	15.5	5%	328.3	312.8	15.5	5%
‑Revenues, net per transaction	$0.13	$0.12	$0.01	5%	$0.13	$0.12	$0.01	5%
‑ Revenues, net	$41.3	$37.4	$3.9	11%	$41.3	$37.4	$3.9	11%
OTHER[1]
‑Transactions	20.1	21.3	(1.1)	(5)%	20.1	21.3	(1.1)	(5)%
‑Revenues, net per transaction	$3.31	$3.18	$0.12	4%	$3.34	$3.18	$0.16	5%
‑ Revenues, net	$66.6	$67.7	$(1.1)	(2)%	$67.3	$67.7	$(0.4)	(1)%
FLEETCOR CONSOLIDATED REVENUES
‑Transactions	702.0	465.0	237.0	51%	702.0	682.2	19.9	3%
‑Revenues, net per transaction	$0.77	$0.90	$(0.13)	(14)%	$0.74	$0.70	$0.04	6%
‑ Revenues, net	$541.2	$417.9	$123.3	30%	$520.2	$479.1	$41.1	9%

* Columns may not calculate due to the impact of rounding.
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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 63% and 73% of our revenue in the six months ended June 30, 2017 and 2016, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions and Investments

On April 28, 2017, the Company signed a definitive agreement to acquire Cambridge Global Payments (“Cambridge”), a leading business to business (B2B) international payments provider, for approximately $690 million in cash. Cambridge processes B2B cross-border payments, assisting business clients in making international payments to suppliers and employees. The purpose of this acquisition is to further expand our corporate payments footprint. This acquisition is expected to be completed by September 1, 2017.

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

Asset Dispositions and Assets Held for Sale

SVS
On March 3, 2017, we signed a definitive agreement to contribute our Stored Value Solutions (SVS) prepaid card services and gift card program management assets into a venture with First Data’s core gift card business, Transactions Wireless, Inc. and Gyft, that will consolidate these various gift solutions to drive new value for clients. In July 2017, we decided to terminate the definitive agreement with First Data. The combination of the regulatory review and on-going conversations with SVS customers led us to reconsider our decision. As such, SVS is no longer classified as held for sale.

NexTraq
On June 14, 2017, we signed a definitive agreement to sell NexTraq, U.S. fleet telematics business, to Michelin Group for approximately $320 million. This transaction closed on July 17, 2017. We expect to record a pre-tax gain on the disposal of NexTraq of approximately $155 million during the third quarter of 2017, which includes transaction closing costs. We have preliminarily calculated taxes on the gain upon disposal of approximately $64 million. NexTraq has historically been included in the North America segment.

Results of Operations
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
The following table sets forth selected consolidated statement of income data for the three months ended June 30, 2017 and 2016 (in thousands).

(Unaudited)	Three Months Ended June 30, 2017	% of total revenue	Three Months Ended June 30, 2016	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$342,995	63.4%	$301,126	72.1%	$41,869	13.9%
International	198,242	36.6%	116,779	27.9%	81,463	69.8%
Total revenues, net	541,237	100.0%	417,905	100.0%	123,332	29.5%
Consolidated operating expenses:
Merchant commissions	30,619	5.7%	22,308	5.3%	8,311	37.3%
Processing	103,322	19.1%	80,691	19.3%	22,631	28.0%
Selling	38,957	7.2%	31,947	7.6%	7,010	21.9%
General and administrative	87,569	16.2%	63,586	15.2%	23,983	37.7%
Depreciation and amortization	64,709	12.0%	48,436	11.6%	16,273	33.6%
Other operating, net	18	—%	(231)	(0.1)%	249	107.8%
Operating income	216,043	39.9%	171,168	41.0%	44,875	26.2%
Equity method investment loss (income)	2,354	0.4%	(7,184)	(1.7)%	9,538	(132.8)%
Other (income) expense, net	(551)	(0.1)%	104	—%	(655)	(629.8)%
Interest expense, net	23,851	4.4%	15,900	3.8%	7,951	50.0%
Provision for income taxes	59,402	11.0%	46,095	11.0%	13,307	28.9%
Net income	$130,987	24.2%	$116,253	27.8%	$14,734	12.7%
Operating income for segments:
North America	$134,926		$117,611		$17,315	14.7%
International	81,117		53,557		27,560	51.5%
Operating income	$216,043		$171,168		$44,875	26.2%
Operating margin for segments:
North America	39.3%		39.1%		0.3%
International	40.9%		45.9%		(4.9)%
Total	39.9%		41.0%		(1.0)%
The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues increased from $417.9 million in the three months ended June 30, 2016 to $541.2 million in the three months ended June 30, 2017, an increase of $123.3 million, or 29.5%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2016, which contributed approximately $61 million in additional revenue.

•
Organic growth of approximately 9% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
The positive impact of macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a favorable impact on our consolidated revenue for the three months ended June 30, 2017 over the comparable period in 2016 of approximately $15 million. We believe the impact of favorable fuel prices, and higher fuel spread margins primarily in the U.S. had a favorable impact on consolidated revenues of approximately $20 million. Conversely, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $5 million due to unfavorable fluctuations in rates primarily in the United Kingdom and Europe in the three months ended June 30, 2017 compared to 2016.
North America segment revenues
North America revenues increased from $301.1 million in the three months ended June 30, 2016 to $343.0 million in the three months ended June 30, 2017, an increase of $41.9 million, or 13.9%. The increase in our North America segment revenue was primarily due to:

•	Organic growth of approximately 8%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
The positive impact of macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended June 30, 2017 over the comparable period in 2016 of approximately $19 million, primarily due to the impact of favorable fuel prices and higher fuel spread margins.

International segment revenues
International segment revenues increased from $116.8 million in the three months ended June 30, 2016 to $198.2 million in the three months ended June 30, 2017, an increase of $81.5 million, or 69.8%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during 2016 which contributed approximately $61 million in additional revenue.

•	Organic growth of approximately 10% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended June 30, 2017 over the comparable period in 2016 of approximately $4 million. We believe the changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $5 million due to unfavorable fluctuations in foreign exchange rates primarily in the United Kingdom and Europe, partially offset by the favorable impact of changes in fuel price of approximately $1 million.

Consolidated operating expenses
Merchant commissions. Merchant commissions increased from $22.3 million in the three months ended June 30, 2016 to $30.6 million in the three months ended June 30, 2017, an increase of $8.3 million, or 37.3%. This increase was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel, as well as the impact of higher volume in certain revenue streams where merchant commissions are paid.
Processing. Processing expenses increased from $80.7 million in the three months ended June 30, 2016 to $103.3 million in the three months ended June 30, 2017, an increase of $22.6 million, or 28.0%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in the third quarter of 2016 of approximately $19 million, inclusive of incremental bad debt expense of $8 million, and lower negotiated vendor processing costs. The increase in bad debt was primarily due to bad debt inherent in the acquired STP business, the addition of new Euro Shell locations and normal quarterly fluctuations of certain businesses.
Selling. Selling expenses increased from $31.9 million in the three months ended June 30, 2016 to $39.0 million in the three months ended June 30, 2017, an increase of $7.0 million, or 21.9%. Increases in spending were primarily due to ongoing expenses related to acquisitions completed in the third quarter of 2016 of approximately $6 million, as well as increases in spending and investment in existing portfolios.
General and administrative. General and administrative expenses increased from $63.6 million in the three months ended June 30, 2016 to $87.6 million in the three months ended June 30, 2017, an increase of $24.0 million, or 37.7%. The increase was primarily due to ongoing expenses related to acquisitions completed in the third quarter of 2016 of approximately $11 million, increased stock based compensation expense of approximately $4 million and increases in other professional fees of approximately $3 million.

Depreciation and amortization. Depreciation and amortization increased from $48.4 million in the three months ended June 30, 2016 to $64.7 million in the three months ended June 30, 2017, an increase of $16.3 million, or 33.6%. The increase was primarily due to amortization of intangible assets related to acquisitions of STP and Travelcard completed in the third quarter of 2016.

Equity method investment loss (income). Equity method investment loss was $2.4 million in the three months ended June 30, 2017, compared to income of $7.2 million in the three months ended June 30, 2016 due primarily to a non-recurring net recovery of purchase price of approximately $11 million during the second quarter of 2016.

Interest expense, net. Interest expense increased from $15.9 million in the three months ended June 30, 2016 to $23.9 million in the three months ended June 30, 2017, an increase of $8.0 million, or 50.0%. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisitions of STP and Travelcard completed during the third quarter of 2016 and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Three Months Ended June 30,
(Unaudited)	2017	2016
Term loan A	2.76%	1.94%
Term loan B	3.31%	3.75%
Domestic Revolver A	2.76%	2.00%
Foreign Revolver A	2.01%	—%
Foreign swing line	1.97%	—%
The average unused credit facility fee for Domestic Revolver A was 0.35% and 0.30% in the three month period ending June 30, 2017 and 2016, respectively.
Provision for income taxes. The provision for income taxes increased from $46.1 million in the three months ended June 30, 2016 to $59.4 million in the three months ended June 30, 2017, an increase of $13.3 million, or 28.9%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 28.4% for three months ended June 30, 2016 to 31.2% for the three months ended June 30, 2017. The increase in the effective tax rate was due primarily to a decrease in the excess tax benefits on share based compensation during the three months ended June 30, 2017 as compared to 2016 and a one-time nonrecurring net gain recorded in the three months ended June 30, 2016 by our equity method investment, which favorably impacted pre-tax earnings but was not subject to U.S. income taxes.
We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $116.3 million in the three months ended June 30, 2016 to $131.0 million in the three months ended June 30, 2017, an increase of $14.7 million, or 12.7%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $171.2 million in the three months ended June 30, 2016 to $216.0 million in the three months ended June 30, 2017, an increase of $44.9 million, or 26.2%. Our operating margin was 41.0% and 39.9% for the three months ended June 30, 2016 and 2017, respectively. The increase in operating income was primarily due to acquisitions completed in the third quarter of 2016 and organic growth, as well as the positive impact of the macroeconomic environment of approximately $8 million, driven by favorable fuel prices and higher fuel spread margins. The lower operating margin was driven by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016, additional bad debt expense of $8 million, due to bad debt inherent in the acquired STP business, and additional stock based compensation of approximately $4 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $117.6 million in the three months ended June 30, 2016 to $134.9 million in the three months ended June 30, 2017, an increase of $17.3 million, or 14.7%. North America operating margin was relatively constant at 39.1% and 39.3% for the three months ended June 30, 2016 and 2017, respectively. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $12 million, driven by favorable fuel prices and higher fuel spread margins. These increases were partially offset by additional stock based compensation of approximately $2 million abd bad debt expense of $2 million.

International segment operating income. International operating income increased from $53.6 million in the three months ended June 30, 2016 to $81.1 million in the three months ended June 30, 2017, an increase of $27.6 million, or 51.5%. International operating margin was 45.9% and 40.9% for the three months ended June 30, 2016 and 2017, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in the third quarter of 2016 and organic growth, partially offset by the negative impact of the macroeconomic environment of approximately $4 million, driven primarily by changes in foreign exchange rates, as well as higher stock based compensation of approximately $2 million. The lower operating margin was driven by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016, additional bad debt expense of $6 million, due to bad debt inherent in the acquired STP business, and additional stock based compensation expense of approximately $2 million.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
The following table sets forth selected consolidated statement of income data for the six months ended June 30, 2017 and 2016 (in thousands).

(Unaudited)	Six Months Ended June 30, 2017	% of total revenue	Six Months Ended June 30, 2016	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$672,943	63.4%	$604,674	72.7%	$68,269	11.3%
International	388,727	36.6%	227,493	27.3%	161,234	70.9%
Total revenues, net	1,061,670	100.0%	832,167	100.0%	229,503	27.6%
Consolidated operating expenses:
Merchant commissions	55,003	5.2%	50,541	6.1%	4,462	8.8%
Processing	205,146	19.3%	160,505	19.3%	44,641	27.8%
Selling	77,794	7.3%	58,500	7.0%	19,294	33.0%
General and administrative	183,003	17.2%	131,180	15.8%	51,823	39.5%
Depreciation and amortization	129,575	12.2%	84,764	10.2%	44,811	52.9%
Other operating, net	38	—%	(446)	(0.1)%	484	108.5%
Operating income	411,111	38.7%	347,123	41.7%	63,988	18.4%
Equity method investment loss (income)	4,731	0.4%	(4,991)	(0.6)%	9,722	(194.8)%
Other (income) expense, net	1,645	0.2%	763	0.1%	882	115.6%
Interest expense, net	46,978	4.4%	32,091	3.9%	14,887	46.4%
Provision for income taxes	103,077	9.7%	91,917	11.0%	11,160	12.1%
Net income	$254,680	24.0%	$227,343	27.3%	$27,337	12.0%
Operating income for segments:
North America	$255,898		$231,461		$24,437	10.6%
International	155,213		115,662		39,551	34.2%
Operating income	$411,111		$347,123		$63,988	18.4%
Operating margin for segments:
North America	38.0%		38.3%		(0.3)%
International	39.9%		50.8%		(10.9)%
Total	38.7%		41.7%		(3.0)%
The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues increased from $832.2 million in the six months ended June 30, 2016 to $1,061.7 million in the six months ended June 30, 2017, an increase of $229.5 million, or 27.6%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2016, which contributed approximately $117 million in additional revenue.

•
Organic growth of approximately 9% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
The positive impact of macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenue for the six months ended June 30, 2017 over the comparable period in 2016 of approximately $13 million. We believe the favorable impact of changes in fuel prices and higher fuel spread margins, primarily in the U.S., had a favorable impact on consolidated revenues of approximately $23 million. Conversely, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $9 million due to unfavorable fluctuations in rates primarily in the United Kingdom and Europe in the six months ended June 30, 2017 compared to 2016.
North America segment revenues
North America revenues increased from $604.7 million in the six months ended June 30, 2016 to $672.9 million in the six months ended June 30, 2017, an increase of $68.3 million, or 11.3%. The increase in our North America segment revenue was primarily due to:

•	Organic growth of approximately 9%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
The positive impact of macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in six months ended June 30, 2017 over the comparable period in 2016 of approximately $21 million, primarily due to the favorable impact of changes in fuel prices and higher fuel spread margins.

International segment revenues
International segment revenues increased from $227.5 million in the six months ended June 30, 2016 to $388.7 million in the six months ended June 30, 2017, an increase of $161.2 million, or 70.9%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during 2016 which contributed approximately $117 million in additional revenue.

•	Organic growth of approximately 9% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Partially offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the six months ended June 30, 2017 over the comparable period in 2016 of approximately $9 million, primarily due to unfavorable fluctuations in foreign exchange rates primarily in the United Kingdom and Europe.

Consolidated operating expenses
Merchant commissions. Merchant commissions increased from $50.5 million in the six months ended June 30, 2016 to $55.0 million in the six months ended June 30, 2017, an increase of $4.5 million, or 8.8%. This increase was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel, as well as the impact of higher volume in certain revenue streams where merchant commissions are paid.
Processing. Processing expenses increased from $160.5 million in the six months ended June 30, 2016 to $205.1 million in the six months ended June 30, 2017, an increase of $44.6 million, or 27.8%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in the third quarter of 2016 of approximately $36 million, inclusive of incremental bad debt expense of $14 million, offset by the impact of lower negotiated vendor processing costs. The increase in bad debt was primarily due to bad debt inherent in the acquired STP business, the addition of new Euro Shell locations and normal quarterly fluctuations of certain businesses.
Selling. Selling expenses increased from $58.5 million in the six months ended June 30, 2016 to $77.8 million in the six months ended June 30, 2017, an increase of $19.3 million, or 33.0%. Increases in spending were primarily due to ongoing expenses related to acquisitions completed in the third quarter of 2016 of approximately $12 million, as well as increases in spending and investment in existing portfolios.
General and administrative. General and administrative expenses increased from $131.2 million in the six months ended June 30, 2016 to $183.0 million in the six months ended June 30, 2017, an increase of $51.8 million, or 39.5%. The increase was primarily due to ongoing expenses related to acquisitions completed in the third quarter of 2016 of approximately $21 million, increased stock based compensation expense of approximately $12 million and increases in other professional fees of approximately $9 million.

Depreciation and amortization. Depreciation and amortization increased from $84.8 million in the six months ended June 30, 2016 to $129.6 million in the six months ended June 30, 2017, an increase of $44.8 million, or 52.9%. The increase was primarily due to amortization of intangible assets related to acquisitions of STP and Travelcard completed in the third quarter of 2016.

Equity method investment loss (income). Equity method investment loss was $4.7 million in the six months ended June 30, 2017, compared to equity method investment income of $5.0 million in the six months ended June 30, 2016 due primarily to a non-recurring net recovery of purchase price of approximately $11 million during the second quarter of 2016.

Interest expense, net. Interest expense increased from $32.1 million in the six months ended June 30, 2016 to $47.0 million in the six months ended June 30, 2017, an increase of $14.9 million, or 46.4%. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisitions of STP and Travelcard completed during the third quarter of 2016 and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Six Months Ended June 30,
(Unaudited)	2017	2016
Term loan A	2.65%	1.94%
Term loan B	3.26%	3.75%
Domestic Revolver A	2.65%	1.96%
Foreign Revolver A	2.01%	—%
Foreign swing line	1.97%	—%
The average unused credit facility fee for Domestic Revolver A was 0.34% and 0.30% in the six month period ending June 30, 2017 and 2016, respectively.
Provision for income taxes. The provision for income taxes increased from $91.9 million in the six months ended June 30, 2016 to $103.1 million in the six months ended June 30, 2017, an increase of $11.2 million, or 12.1%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate was 28.8% for the six months ended June 30, 2017 and 2016. The increase in the provision for income taxes was due primarily to an increase in book earnings during the six months ended June 30, 2017 over the comparable period in 2016,
We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $227.3 million in the six months ended June 30, 2016 to $254.7 million in the six months ended June 30, 2017, an increase of $27.3 million, or 12.0%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $347.1 million in the six months ended June 30, 2016 to $411.1 million in the six months ended June 30, 2017, an increase of $64.0 million, or 18.4%. Our operating margin was 41.7% and 38.7% for the six months ended June 30, 2016 and 2017, respectively. The increase in operating income was primarily due to acquisitions completed in the third quarter of 2016 and organic growth, as well as the positive impact of the macroeconomic environment of approximately $9 million, driven by favorable fuel prices and higher fuel spread margins. The lower operating margin was driven by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016, and additional bad debt expense of $14 million, due to bad debt inherent in the acquired STP business, and additional stock based compensation of approximately $12 million
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $231.5 million in the six months ended June 30, 2016 to $255.9 million in the six months ended June 30, 2017, an increase of $24.4 million, or 10.6%. North America operating margin was 38.3% and 38.0% for the six months ended June 30, 2016 and 2017, respectively. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $16 million, driven by favorable fuel prices and higher fuel spread margins. These increases were partially offset by additional stock based compensation of approximately $8 million and additional bad debt expense of approximately $4 million.

International segment operating income. International operating income increased from $115.7 million in the six months ended June 30, 2016 to $155.2 million in the six months ended June 30, 2017, an increase of $39.6 million, or 34.2%. International operating margin was 50.8% and 39.9% for the six months ended June 30, 2016 and 2017, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in the third quarter of 2016 and organic growth, partially offset by the negative impact of the macroeconomic environment of approximately $7 million, driven primarily by changes in foreign exchange rates, as well as higher stock based compensation of approximately $4 million. The lower operating margin was driven by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016, additional bad debt expense of $10 million, due to bad debt inherent in the acquired STP business, and additional stock based compensation of approximately $4 million.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital needs, tax and capital expenditure needs.
Sources of liquidity
At June 30, 2017, our cash balances totaled $765.6 million, with approximately $201.0 million restricted. Restricted cash primarily represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.
At June 30, 2017, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $439.4 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2017, we had the ability to generate approximately $45 million of additional liquidity under our Securitization Facility. At June 30, 2017, we had approximately $529 million available under our Credit Facility.
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

Cash flows
The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016 (in millions).

	Six Months Ended June 30,
(Unaudited)	2017	2016
Net cash provided by operating activities	$179.0	$212.0
Net cash used in investing activities	(42.5)	(37.9)
Net cash used in financing activities	(67.8)	(121.5)
Operating activities. Net cash provided by operating activities decreased from $212.0 million in the six months ended June 30, 2016 to $179.0 million in the six months ended June 30, 2017. Net income and non-cash expense items increased operating cash flow by $84.6 million from $347.4 million in the first half of 2016 to $432.0 million in 2017, driven primarily by higher amortization of acquired intangible assets of $39 million and higher net income of $27 million. Net working capital was a use of cash of $135.4 million in the first half of 2016 compared to $253.0 million in 2017. The primary reason for the increased use of working capital was $124 million in higher income tax payments made in the first half of 2017 than 2016, which was primarily due to tax payments normally due in the third and fourth quarters of 2016 being deferred until the first quarter of 2017, and higher earnings in 2017 over the comparable period in 2016. The remaining increase in use of working capital related to the overall growth of the business and the timing of settlement of receivables and payables during the six months ended June 30, 2017 over the comparable period in 2016.
Investing activities. Net cash used in investing activities increased from $37.9 million in the six months ended June 30, 2016 to $42.5 million in the six months ended June 30, 2017.
Financing activities. Net cash used in financing activities decreased from $121.5 million in the six months ended June 30, 2016 to $67.8 million in the six months ended June 30, 2017. The decrease in cash used in financing activities is primarily due to a reduction in debt repayments of $59 million on our credit facility in the first half of 2017 as compared to 2016 as well as an increase in borrowings of $51 million on our Securitization Facility, partially offset by a decrease in borrowings of $40 million on our credit facility in the first half of 2017 over the comparable period in 2016 and increased spending to repurchase our common stock of $26 million.
Capital spending summary
Our capital expenditures increased from $24.8 million in the six months ended June 30, 2016 to $32.6 million in the six months ended June 30, 2017, an increase of $7.8 million, or 31.7%. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems.
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
On August 22, 2016, we entered into the first amendment to the Credit Agreement, which increased the size of the Term A loan from $2.02 billion to $2.62 billion. The proceeds from the additional $600 million in term A loan were used to partially finance the STP acquisition. On January 20, 2017, we entered into the second amendment to the Credit Agreement, which established a new term B loan (Term B-2 loan) in the amount of $245.0 million to replace the existing Term B loan.

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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of June 30, 2017, we were in compliance with each of the covenants under the Credit Facility.
At June 30, 2017, we had $2,337.5 million in borrowings outstanding on the term A loan, excluding the related debt discount, $243.8 million in borrowings outstanding on Term B-2 loan, excluding the related debt discount, $400.0 million in borrowings outstanding on the domestic revolving A facility, $67.6 million in borrowings outstanding on the foreign revolving A facility and $38.8 million in borrowings outstanding on the swing line revolving A facility. We have unamortized debt discounts of $5.0 million related to the term A facility and $0.9 million related to the term B facility at June 30, 2017.
During the six months ended June 30, 2017, we made principal payments of $65.5 million on the term A loan, $1.2 million on the Term B-2 loan, $155.0 million on the domestic revolving A facility, $60.9 million on the foreign revolving A facility and $35.1 million on the swing line revolving A facility.
On August 2, 2017, we entered into the third amendment (the "Amendment") to the Credit Agreement, which increased the facility by $708.7 million and extended the terms of the credit facilities. The Amendment increased the term A loan to $2.69 billion, increased the revolver A credit facility to $1.285 billion and increased the term B loan to $350.0 million. The term A and revolver maturity dates are now August 2, 2022 and the term B maturity date is now August 2, 2024. The term A and revolver pricing remained the same and the term B pricing was reduced by 25 basis points to LIBOR plus 200 basis points.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million and the Securitization Facility expires on November 14, 2017. The Securitization Facility contains certain customary financial covenants. There is a program fee equal to one month LIBOR or the Commercial Paper Rate of 1.23% plus 0.90% and 0.85% plus 0.90% as of June 30, 2017 and December 31, 2016, respectively. The unused facility fee is payable at a rate of 0.40% as of June 30, 2017 and December 31, 2016, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2017.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may purchase up to an aggregate of $500 million of our common stock over the following 18 month period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. With the increase and giving effect to our $240 million of previous repurchases, we may repurchase up to $510 million in shares of our common stock at any time prior to February 1, 2019. Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information we may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt. Since the beginning of the Program, 1,670,311 shares for an aggregate purchase price of $240.1 million have been repurchased. There were 411,166 shares totaling $52.4 million repurchased under the Program during the six months ended June 30, 2017.

On August 3, 2017, as part of the Program, we entered an Accelerated Share Repurchase agreement ("ASR Agreement") with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the ASR Agreement, approximately 85% of the shares expected to be repurchased were received by us on August 8, 2017. The total number of shares ultimately repurchased under the Program will be determined upon final settlement and will be based on a discount to the volume-weighted average price of our common stock during the ASR period. We anticipate that all repurchases under the ASR will be completed by the end of the third quarter of 2017.
Sale of NexTraq
On June 14, 2017, we signed a definitive agreement to sell NexTraq, a U.S. fleet telematics business, to Michelin Group for approximately $320 million. This transaction closed on July 17, 2017. We expect to record a pre-tax gain on the disposal of NexTraq of approximately $155 million during the third quarter of 2017, which includes transaction closing costs. We have preliminarily calculated taxes on the gain upon disposal of approximately $64 million. NexTraq has historically been included in our North America segment.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended June 30, 2017, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2016. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2017	2016	2017	2016
Revenues, net	$541,237	$417,905	$1,061,670	$832,167
Merchant commissions	(30,619)	(22,308)	(55,003)	(50,541)
Total adjusted revenues	$510,618	$395,597	$1,006,667	$781,626

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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts):*

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2017	2016[1]	2017	2016[1]
Net income	$130,987	$116,253	$254,680	$227,343
Net income per diluted share	1.39	1.22	2.70	2.39
Stock based compensation	21,150	17,434	44,243	32,620
Amortization of intangible assets	52,240	38,752	104,894	66,114
Amortization of premium on receivables	1,544	1,349	3,088	2,339
Amortization of deferred financing costs and discounts	1,886	1,829	3,800	3,651
Amortization of intangibles at equity method investment	2,917	2,824	5,376	5,127
Non-recurring net gain at equity method investment	—	(10,845)	—	(10,845)
Total pre-tax adjustments	79,737	51,343	161,401	99,006
Income tax impact of pre-tax adjustments at the effective tax rate[2]	(23,675)	(17,635)	(44,055)	(30,699)
Adjusted net income	$187,049	$149,960	$372,026	$295,650
Adjusted net income per diluted share	$1.99	$1.57	$3.94	$3.11
Diluted shares	94,223	95,279	94,392	95,137

*Columns may not calculate due to impact of rounding.
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

Pro Forma and Macro Adjusted Revenue and Transactions by Product
We define pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment includes the impact that market fuel spread margins, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. Set forth below is a reconciliation of pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):*

	Revenue		Transactions
	Three Months Ended June 30,		Three Months Ended June 30,
(Unaudited)	2017	2016	2017	2016
FUEL CARDS
Pro forma and macro adjusted[2,3]	$263.0	$242.9	$117.3	$111.3
Impact of acquisitions/dispositions	—	(2.3)	—	(3.2)
Impact of fuel prices/spread	19.5	—	—	—
Impact of foreign exchange rates	(4.3)	—	—	—
As reported	$278.2	$240.7	$117.3	$108.1
CORPORATE PAYMENTS
Pro forma and macro adjusted[2,3]	$50.1	$44.8	$10.4	$9.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	0.1	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$50.2	$44.8	$10.4	$9.9
TOLLS
Pro forma and macro adjusted[2,3]	$69.6	$61.3	$222.5	$223.6
Impact of acquisitions/dispositions	—	(58.9)	—	(213.9)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	6.4	—	—	—
As reported	$76.0	$2.4	$222.5	$9.6
LODGING
Pro forma and macro adjusted[2,3]	$29.0	$24.9	$3.4	$3.3
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$29.0	$24.9	$3.4	$3.3
GIFT
Pro forma and macro adjusted[2,3]	$41.3	$37.4	$328.3	$312.8
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$41.3	$37.4	$328.3	$312.8
OTHER[1]
Pro forma and macro adjusted[2,3]	$67.3	$67.7	$20.1	$21.3
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.7)	—	—	—
As reported	$66.6	$67.7	$20.1	$21.3

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted[2,3]	$520.2	$479.1	$702.0	$682.2
Impact of acquisitions/dispositions	—	(61.2)	—	(217.1)
Impact of fuel prices/spread	19.7	—	—	—
Impact of foreign exchange rates	1.4	—	—	—
As reported	$541.2	$417.9	$702.0	$465.0

* Columns may not calculate due to impact of rounding.
[1]Other includes telematics, maintenance, food and transportation related businesses.
[2]2016 is pro forma to include acquisitions and exclude dispositions, consistent with 2017 ownership.
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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's recent referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets, risks related to litigation; our ability to complete an accelerated share repurchase, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2017, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
As of June 30, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we are subject to various pending and potential legal actions, arbitration proceedings, claims, subpoenas, and matters relating to compliance with laws and regulations (collectively, legal proceedings).  Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.  The Company settled certain matters during the second quarter of 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations for the quarter.
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. Plaintiff seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. The defendants dispute the allegations in the complaint and intend to vigorously defend against the claims.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, and are in the early stages of the proceedings. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

We are named in a federal securities class action lawsuit and derivative complaint; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.
On June 14, 2017, a shareholder filed a class action complaint in the Unites States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On July 10, 2017, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. See “Part II-Item 1 - Legal Proceedings” above for additional information about the lawsuit and the derivative complaint. We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may begin purchasing up to an aggregate of $500 million of the Company's common stock over the following 18 month period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. Since the beginning of the Program, 1,670,311 shares for an aggregate purchase price of $240.1 million have been repurchased.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2017 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
May 1, 2017 through May 31, 2017	411,166	$127.40	1,670,311	$259,930

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on October 28, 2016)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1
Third Amendment to Credit Agreement, date as of August 2, 2017, among FleetCor Technologies Operating Company, LLC, as the Company, FleetCor Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 8, 2017.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey