Form 10-Q
period 2017-09-30
FLEETCOR TECHNOLOGIES INC
filed 2017-11-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35004
 __________________________________________________________
FleetCor Technologies, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware	72-1074903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Triangle Parkway, Peachtree Corners, Georgia	30092
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.001 par value	89,560,788

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Month Periods Ended September 30, 2017

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FleetCor Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$834,756	$475,018
Restricted cash	183,515	168,752
Accounts and other receivables (less allowance for doubtful accounts of $47,779 and $32,506 at September 30, 2017 and December 31, 2016)	1,456,255	1,202,009
Securitized accounts receivable—restricted for securitization investors	794,000	591,000
Prepaid expenses and other current assets	252,975	90,914
Total current assets	3,521,501	2,527,693
Property and equipment, net	168,065	142,504
Goodwill	4,644,559	4,195,150
Other intangibles, net	2,876,440	2,653,233
Investments	33,526	36,200
Other assets	86,203	71,952
Total assets	$11,330,294	$9,626,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,435,585	$1,151,432
Accrued expenses	285,841	238,812
Customer deposits	731,501	530,787
Securitization facility	794,000	591,000
Current portion of notes payable and lines of credit	808,507	745,506
Other current liabilities	117,464	38,781
Total current liabilities	4,172,898	3,296,318
Notes payable and other obligations, less current portion	2,933,976	2,521,727
Deferred income taxes	742,498	668,580
Other noncurrent liabilities	50,504	56,069
Total noncurrent liabilities	3,726,978	3,246,376
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 121,837,990 shares issued and 89,558,913 shares outstanding at September 30, 2017; and 121,259,960 shares issued and 91,836,938 shares outstanding at December 31, 2016	122	121
Additional paid-in capital	2,165,326	2,074,094
Retained earnings	2,676,224	2,218,721
Accumulated other comprehensive loss	(466,367)	(666,403)
Less treasury stock 32,279,077 shares at September 30, 2017 and 29,423,022 shares at December 31, 2016	(944,887)	(542,495)
Total stockholders’ equity	3,430,418	3,084,038
Total liabilities and stockholders’ equity	$11,330,294	$9,626,732
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net	$577,877	$484,426	$1,639,547	$1,316,593
Expenses:
Merchant commissions	27,687	28,214	82,690	78,755
Processing	111,283	96,233	316,429	256,738
Selling	45,060	34,180	122,854	92,680
General and administrative	92,043	77,904	275,046	209,084
Depreciation and amortization	69,156	57,084	198,731	141,848
Other operating, net	11	(244)	49	(690)
Operating income	232,637	191,055	643,748	538,178
Investment loss (income)	47,766	2,744	52,497	(2,247)
Other (income) expense, net	(175,271)	293	(173,626)	1,056
Interest expense, net	29,344	17,814	76,322	49,905
Loss on extinguishment of debt	3,296	—	3,296	—
Total other (income) expense	(94,865)	20,851	(41,511)	48,714
Income before income taxes	327,502	170,204	685,259	489,464
Provision for income taxes	124,679	40,586	227,756	132,503
Net income	$202,823	$129,618	$457,503	$356,961
Basic earnings per share	$2.23	$1.40	$4.99	$3.85
Diluted earnings per share	$2.18	$1.36	$4.87	$3.75
Weighted average shares outstanding:
Basic shares	90,751	92,631	91,619	92,604
Diluted shares	93,001	95,307	93,923	95,204

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$202,823	$129,618	$457,503	$356,961
Other comprehensive (loss) income:
Foreign currency translation gains (losses), net of tax	112,301	(52,409)	168,655	(41,339)
Reclassification of foreign currency translation loss to investment, net of tax	31,381	—	31,381	—
Total other comprehensive income (loss)	143,682	(52,409)	200,036	(41,339)
Total comprehensive income	$346,505	$77,209	$657,539	$315,622
See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$457,503	$356,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,096	25,706
Stock-based compensation	68,897	50,025
Provision for losses on accounts receivable	35,949	24,512
Amortization of deferred financing costs and discounts	5,411	5,568
Amortization of intangible assets	158,897	112,455
Amortization of premium on receivables	4,738	3,687
Loss on extinguishment of debt	3,296	—
Deferred income taxes	(38,092)	(23,566)
Investment loss (income)	52,497	(2,247)
Gain on disposition of business	(174,984)	—
Other non-cash operating income	(49)	(690)
Changes in operating assets and liabilities (net of acquisitions and dispositions):
Restricted cash	(12,105)	(28,744)
Accounts and other receivables	(440,011)	(527,255)
Prepaid expenses and other current assets	(86,648)	(1,291)
Other assets	(15,378)	(9,115)
Accounts payable, accrued expenses and customer deposits	364,473	418,280
Net cash provided by operating activities	419,490	404,286
Investing activities
Acquisitions, net of cash acquired	(602,298)	(1,331,079)
Purchases of property and equipment	(49,459)	(41,877)
Proceeds from disposal of a business	316,501	—
Other	(6,327)	1,411
Net cash used in investing activities	(341,583)	(1,371,545)
Financing activities
Proceeds from issuance of common stock	20,192	18,620
Repurchase of common stock	(402,392)	(35,492)
Borrowings on securitization facility, net	203,000	42,000
Deferred financing costs paid and debt discount	(11,230)	(2,272)
Proceeds from issuance of notes payable	780,656	600,000
Principal payments on notes payable	(388,656)	(85,125)
Borrowings from revolver – A Facility	845,000	1,105,107
Payments on revolver – A Facility	(804,808)	(670,940)
Borrowings on swing line of credit, net	7,800	5,188
Other	537	(673)
Net cash used in financing activities	250,099	976,413
Effect of foreign currency exchange rates on cash	31,732	(50,871)
Net increase (decrease) in cash and cash equivalents	359,738	(41,717)
Cash and cash equivalents, beginning of period	475,018	447,152
Cash and cash equivalents, end of period	$834,756	$405,435
Supplemental cash flow information
Cash paid for interest	$79,144	$48,525
Cash paid for income taxes	$257,349	$79,599

See accompanying notes to unaudited consolidated financial statements.

FleetCor Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2017
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this report, the terms “our,” “we,” “us,” and the “Company” refers to FleetCor Technologies, Inc. and its subsidiaries. The Company prepared the accompanying interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $0.6 million and foreign exchange losses of $0.7 million in the three months ended September 30, 2017 and 2016, respectively, which are recorded within other (income) expense, net in the Unaudited Consolidated Statements of Income. The Company recognized foreign exchange losses of $0.2 million and $1.5 million in the nine month periods ended September 30, 2017 and 2016, respectively.
Derivatives

With its acquisition of Cambridge Global Payments ("Cambridge") in August 2017, the Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, this business also writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The changes in fair value related to these contracts are recorded in the Unaudited Consolidated Statements of Income.
The Company recognizes all derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Unaudited Consolidated Statements of Cash Flows.
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

The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company established an implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, the Company is analyzing customer contracts for its most significant contract categories, applied the five-step model of the new standard to each contract category and comparing the results to our current accounting practices. The second phase, which includes quantifying the potential effects identified during the first phase, assessing additional contract categories and principal versus agent considerations, revising accounting policies and considering the effects on related disclosures and/or internal control over financial reporting is ongoing as of the end of the third quarter.

The new standard could change the amount and timing of revenue and expenses to be recognized under certain of our arrangement types. In addition, it could also increase the administrative burden on our operations to account for customer contracts and provide the more expansive required disclosures. More judgment and estimates may be required within the process of applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected customer lives. The Company has not completed its assessment or quantified the effect the new guidance will have on its consolidated financial statements, related disclosures and/or its internal control over financial reporting. This assessment will occur over the remainder of the calendar year and will include evaluating the application of the principal vs. agent cost to obtain a contract guidance. However, the Company's preliminary view is that the expected amount and timing of revenue to be recognized under ASU 2014-09 for its most significant contract categories, fuel card payments, corporate payments, toll payments, lodging payments and gift cards, will be similar to the amount and timing of revenue recognized under our current accounting practices. The Company also may be required to capitalize additional costs to obtain contracts with customers, and, in some cases, may be required to amortize these costs over a contractual time period. Finally, the Company expects disclosures about its revenues and related customer acquisition costs will be more extensive.

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
Cash Flow Classification
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends the guidance in ASC 230, Statement of Cash Flows. This amended guidance reduces the diversity in practice that has resulted from the lack of consistent principles related to the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations or financial condition.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which amends the guidance in ASC 230, Statement of Cash Flows, on the classification and presentation of restricted cash in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is evaluating what impact if any the adoption of this ASU will have on the results of operations, financial condition, or cash flows.
Intangibles - Goodwill and Other Impairment
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, unless a goodwill impairment is identified.
Definition of a Business
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business", which amends the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for the Company for reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, however it could result in accounting for acquisitions as asset acquisitions versus business combinations upon adoption.
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
Accounting for Derivative Financial Instruments
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance is effective for the Company for reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Gross domestic accounts receivable	$651,328	$529,885
Gross domestic securitized accounts receivable	794,000	591,000
Gross foreign receivables	852,706	704,630
Total gross receivables	2,298,034	1,825,515
Less allowance for doubtful accounts	(47,779)	(32,506)
Net accounts and securitized accounts receivable	$2,250,255	$1,793,009
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for nine months ended September 30 is as follows (in thousands):

	2017	2016
Allowance for doubtful accounts beginning of period	$32,506	$21,903
Provision for bad debts	35,949	24,512
Write-offs	(20,676)	(16,343)
Allowance for doubtful accounts end of period	$47,779	$30,072
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of September 30, 2017 and December 31, 2016, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Repurchase agreements	$363,335	$—	$363,335	$—
Money market	50,341	—	50,341	—
Certificates of deposit	9,370	—	9,370	—
Foreign exchange contracts	111,235	28	111,207	—
Total assets	$534,281	$28	$534,253	$—
Cash collateral for foreign exchange contracts	$33,911	$—	$—	$—

Liabilities:
Foreign exchange contracts contracts	$106,175	$353	$105,822	—
Total liabilities	$106,175	$353	$105,822
Cash collateral obligation for foreign exchange contracts	$20,272	$—	$—	$—

December 31, 2016
Assets:
Repurchase agreements	$232,131	$—	$232,131	$—
Money market	50,179	—	50,179	—
Certificates of deposit	48	—	48	—
Total cash equivalents	$282,358	$—	$282,358	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Unaudited Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which the Company accepts as the fair value of these instruments. The fair value represents what would be received and or paid by the Company if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Unaudited Consolidated Balance Sheets at September 30, 2017. Cash collateral paid for foreign exchange derivatives is recorded within cash and cash equivalents in our Unaudited Consolidated Balance Sheets at September 30, 2017.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2017 and 2016.
The Company’s assets that are measured at fair value on a nonrecurring basis and are evaluated with periodic testing for impairment include property, plant and equipment, investments, goodwill and other intangible assets. Estimates of the fair value of assets acquired and liabilities assumed in business combinations are generally developed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), discounted as appropriate, management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy. See footnote 13 for discussion of Masternaut's other than temporary decline in fair value during the third quarter of 2017.
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
4. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 month period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, the Company announced that its Board of Directors had authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. With the increase and giving effect to the Company's $590.1 million of previous repurchases, the Company may repurchase up to $510 million in shares of its common stock at any time prior to February 1, 2019.
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
On August 3, 2017, as part of the Program, the Company entered an Accelerated Share Repurchase agreement ("ASR Agreement") with a third-party financial institution to repurchase $250 million of its common stock. Pursuant to the ASR Agreement, the Company delivered $250 million in cash and received 1,491,647 shares based on a stock price of $142.46 on August 7, 2017. The ASR Agreement was completed on September 7, 2017, at which time the Company received 263,012 additional shares based on a final weighted average per share purchase price during the repurchase period of $142.48.
The Company accounted for the ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR Agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital and then reclassified to treasury stock upon completion of the ASR agreement.
Since the beginning of the Program, 4,114,104 shares for an aggregate purchase price of $590.1 million have been repurchased. There were 2,854,959 shares totaling $402.4 million repurchased under the Program during the nine months ended September 30, 2017.
5. Stock-Based Compensation
The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s Board of Directors may grant stock options or restricted stock to employees. The table below summarizes the expense recognized related to share-based payments recognized for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$16,212	$8,304	$42,254	$25,942
Restricted stock	8,443	9,101	26,643	24,083
Stock-based compensation	$24,655	$17,405	$68,897	$50,025
The tax benefits recorded on stock based compensation were $36.1 million and $28.4 million for the nine month periods ended September 30, 2017 and 2016, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2017 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$96,594	1.52
Restricted stock	12,425	0.43
Total	$109,019

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

The following summarizes the changes in the number of shares of common stock under option for the nine month period ended September 30, 2017 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,146	$91.20	3,429	$55.00		$309,238
Granted	2,764	144.45			$32.20
Exercised	(388)	52.10				39,789
Forfeited	(265)	142.93
Outstanding at September 30, 2017	8,257	$109.20	3,956	$71.26		$376,264
Expected to vest as of September 30, 2017	8,257	$109.20
The aggregate intrinsic value of stock options exercisable at September 30, 2017 was $330.4 million. The weighted average remaining contractual term of options exercisable at September 30, 2017 was 5.1 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model during the nine months ended September 30, 2017 and 2016, with the following weighted-average assumptions for grants or modifications during the period:

	September 30,
	2017	2016
Risk-free interest rate	1.65%	1.09%
Dividend yield	—	—
Expected volatility	28.02%	27.37%
Expected life (in years)	3.4	3.4
Restricted Stock
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time or performance, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one to three years.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2017 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	379	$140.39
Granted	204	149.95
Vested	(204)	136.85
Cancelled or forfeited	(48)	153.24
Outstanding at September 30, 2017	331	$149.24
6. Acquisitions
2017 Acquisitions

Cambridge Global Payments

On August 9, 2017, the Company acquired Cambridge, a leading business to business (B2B) international payments provider, for approximately $584.1 million in cash, net of cash acquired of $132.3 million and inclusive of a note payable of $23.9 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments to suppliers and employees. The purpose of this acquisition is to further expand the Company's corporate payments footprint. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. The results from Cambridge are reported in its North America segment for business in the United States and Canada and within its International segment for business in all other countries outside of the United States and Canada, since acquisition. The following table summarizes the preliminary acquisition accounting for Cambridge (in thousands):

Prepaid expenses and other	79,725
Property and equipment	7,106
Other long term assets	10,025
Goodwill	436,138
Customer relationships and other identifiable intangible assets	358,168
Liabilities assumed	(187,664)
Deferred tax liabilities	(119,419)
Aggregate purchase price	$584,079

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	10	$358,168
		$358,168

Acquisition accounting for Cambridge is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, certain acquired contingencies, derivatives and the working capital adjustment period remains open. Goodwill recorded is comprised primarily of expected synergies from combining the operations of the Company and Cambridge, as well as assembled workforce. The allocation of the goodwill to the reporting units is not yet complete.

Other

On September 26, 2017, the Company acquired a fuel card provider in Russia. The accounting for this acquisition is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies. The following table summarizes the preliminary acquisition accounting for the Russian acquisition (in thousands):

Trade and other receivables	$8,175
Prepaid expenses and other	783
Property and equipment	206
Goodwill	9,209
Other intangible assets	46,034
Liabilities assumed	(11,078)
Deferred tax liabilities	(9,211)
Aggregate purchase prices	$44,118
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	8	$46,034
		$46,034
Subsequently, on October 13, 2017, the Company completed the acquisition of Creative Lodging Solutions ("CLS"), a small lodging tuck-in business.

2016 Acquisitions

STP
On August 31, 2016, the Company acquired all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”), for $1.23 billion, net of cash acquired of $40.2 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to expand the Company's presence in the toll market in Brazil. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. Results from the acquired business have been reported in the Company's international segment since the date of acquisition. The following table summarizes the acquisition accounting for STP (in thousands):

Trade and other receivables	$243,157
Prepaid expenses and other	6,998
Deferred tax assets	20,644
Property and equipment	44,226
Other long term assets	14,280
Goodwill	663,040
Customer relationships and other identifiable intangible assets	548,682
Liabilities assumed	(315,082)
Aggregate purchase price	$1,225,945

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8.5-20	$348,414
Trade names and trademarks - indefinite	N/A	154,851
Technology	6	45,417
		$548,682

In connection with the STP acquisition, the Company recorded contingent liabilities aggregating $15.1 million, recorded within other noncurrent liabilities and accrued expenses in the consolidated balance sheet at the date of acquisition. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $15.1 million was recorded within prepaid and other current assets and other long term assets in the consolidated balance sheet. Along with the Company's acquisition of STP, the Company signed noncompete agreements with certain parties with an estimated fair value of $23.2 million.

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and STP, as well as assembled workforce. The goodwill and definite lived intangibles acquired with this business will be deductible for tax purposes.

Other

During 2016, the Company acquired additional fuel card portfolios in the U.S. and the United Kingdom, additional Shell fuel card markets in Europe and Travelcard in the Netherlands totaling $76.7 million, net of cash acquired of $11.1 million. The following table summarizes the acquisition accounting for these acquisitions (in thousands):

Trade and other receivables	$27,810
Prepaid expenses and other	5,097
Property and equipment	992
Goodwill	28,540
Other intangible assets	61,823
Deferred tax asset	146
Liabilities assumed	(42,550)
Deferred tax liabilities	(5,123)
Aggregate purchase prices	$76,735
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	10-18	$61,823
		$61,823
7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2016	Acquisitions	Dispositions	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2017
Segment
North America	$2,640,409	$436,138	$(92,046)	$—	$707	$2,985,208
International	1,554,741	9,209	—	3,751	91,650	1,659,351
	$4,195,150	$445,347	$(92,046)	$3,751	$92,357	$4,644,559
Goodwill related to our acquisition of Cambridge is recorded in the Company's North America segment at September 30, 2017, as the acquisition accounting is preliminary. The Company is continuing to evaluate the reporting units and segments allocation related to its acquisition of Cambridge. As of September 30, 2017 and December 31, 2016, other intangible assets consisted of the following (in thousands):

		September 30, 2017			December 31, 2016
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	15.9	$2,845,048	$(565,374)	$2,279,674	$2,449,389	$(458,118)	$1,991,271
Trade names and trademarks—indefinite lived	N/A	476,648	—	476,648	510,952	—	510,952
Trade names and trademarks—other	14.6	2,805	(2,130)	675	2,746	(2,021)	725
Software	6.0	203,643	(106,786)	96,857	211,331	(85,167)	126,164
Non-compete agreements	4.9	38,628	(16,042)	22,586	35,191	(11,070)	24,121
Total other intangibles		$3,566,772	$(690,332)	$2,876,440	$3,209,609	$(556,376)	$2,653,233
Changes in foreign exchange rates resulted in a $53.8 million increase to the carrying values of other intangible assets in the nine months ended September 30, 2017. Amortization expense related to intangible assets for the nine months ended September 30, 2017 and 2016 was $158.9 million and $112.5 million, respectively. As part of the Company's plan to exit the telematics business, on July 27, 2017, the Company sold NexTraq, a U.S. fleet telematics business, to Michelin Group, resulting in a $41.8 million reduction in the net carrying values of other intangible assets.

8. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2017	December 31, 2016
Term notes payable—domestic(a), net of discounts	$3,027,472	$2,639,279
Revolving line of credit A Facility—domestic(a)	595,000	465,000
Revolving line of credit A Facility—foreign(a)	38,047	123,412
Revolving line of credit A Facility—swing line(a)	40,193	26,608
Other debt(c)	41,771	12,934
Total notes payable and other obligations	3,742,483	3,267,233
Securitization Facility(b)	794,000	591,000
Total notes payable, credit agreements and Securitization Facility	$4,536,483	$3,858,233
Current portion	$1,602,507	$1,336,506
Long-term portion	2,933,976	2,521,727
Total notes payable, credit agreements and Securitization Facility	$4,536,483	$3,858,233
 ______________________

(a)
The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350.0 million as of September 30, 2017. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars. On January 20, 2017, the Company entered into the second amendment to the Credit Agreement, which established a new term B loan. On August 2, 2017, the Company entered into the third amendment to the Credit Agreement, which increased the total facility by $708.7 million and extended the terms of the credit facilities. The term A and revolver maturity dates are August 2, 2022 and the term B maturity date is August 2,2024. The term A and revolver pricing remains the same and the term B pricing was reduced by 25 basis points to LIBOR plus 200 basis points. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The Company has unamortized debt discounts of $6.4 million related to the term A facility, $0.7 million related to the term B facility and deferred financings costs of

$5.4 million at September 30, 2017. In August 2017, the Company expensed $3.3 million and capitalized $10.6 million of debt issuance costs associated with the refinancing of its Credit Facility.

(b)
The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated on December 1, 2015. There is a program fee equal to one month LIBOR and the Commercial Paper Rate of 1.27% plus 0.90% and 0.85% plus 0.90% as of September 30, 2017 and December 31, 2016, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2017 and December 31, 2016.

(c)	Other debt includes the long-term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at September 30, 2017.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the three months ended September 30, 2017 and 2016 due to the following (in thousands):

	2017		2016
Computed tax expense at the U.S. federal tax rate	$114,626	35.0%	$59,571	35.0%
Changes resulting from:
Foreign income tax differential	(9,247)	(2.8)%	(4,265)	(2.5)%
Excess tax benefits related to stock-based compensation	(4,360)	(1.3)%	(8,247)	(4.9)%
State taxes net of federal benefits	5,926	1.8%	1,678	1.0%
Foreign-sourced nontaxable income	1,558	0.5%	(6,691)	(3.9)%
Valuation allowance on investment loss	16,718	5.1%	960	0.6%
Other	(542)	(0.2)%	(2,420)	(1.4)%
Provision for income taxes	$124,679	38.1%	$40,586	23.9%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$202,823	$129,618	$457,503	$356,961
Denominator for basic earnings per share	90,751	92,631	91,619	92,604
Dilutive securities	2,250	2,676	2,304	2,600
Denominator for diluted earnings per share	93,001	95,307	93,923	95,204
Basic earnings per share	$2.23	$1.40	$4.99	$3.85
Diluted earnings per share	$2.18	$1.36	$4.87	$3.75
Diluted earnings per share for the three month periods ended September 30, 2017 excludes the effect of 3.5 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.3 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended September 30, 2017 and 2016, respectively.

11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. The Company’s reportable segments represent components of the business for which separate financial information is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company operates in two reportable segments, North America and International. The Company began reporting its results from Cambridge acquired in the third quarter of 2017 in its North America segment for Cambridge's business in the United States and Canada and within its International segment for Cambridge's business in all other countries outside of the United States and Canada. The Company is continuing to evaluate the allocation of Cambridge results to its reporting units and segments. The results of operations from the fuel card business acquired in Russia are included within our International segment, from the date of acquisition. There were no inter-segment sales.

The Company’s segment results are as follows for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net:
North America	$364,443	$345,868	$1,037,386	$950,542
International	213,434	138,558	602,161	366,051
	$577,877	$484,426	$1,639,547	$1,316,593
Operating income:
North America	$138,748	$135,760	$394,646	$367,221
International	93,889	55,295	249,102	170,957
	$232,637	$191,055	$643,748	$538,178
Depreciation and amortization:
North America	$37,600	$32,739	$104,161	$96,351
International	31,556	24,345	94,570	45,497
	$69,156	$57,084	$198,731	$141,848
Capital expenditures:
North America	$9,167	$11,980	$30,901	$28,501
International	7,692	5,140	18,558	13,376
	$16,859	$17,120	$49,459	$41,877
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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. Plaintiff seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On August 18, 2017, the court entered an order deferring the case pending a ruling on the defendants' motion to dismiss the putative shareholder class action, or until otherwise agreed to by the parties. The defendants dispute the allegations in the complaint and intend to vigorously defend against the claims.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above.

13. Asset Dispositions

Telematics Businesses
As part of the Company's plan to exit the telematics business, on July 27, 2017, the Company sold NexTraq, a U.S. fleet telematics business, to Michelin Group for $316 million. The Company recorded a pre-tax gain on the disposal of NexTraq of $175.0 million during the third quarter of 2017, which is net of transaction closing costs. The Company recorded tax on the gain of disposal of $65.8 million. The gain on the disposal is included in other (income) expense, net in the accompanying Unaudited Consolidated Statements of Income. NexTraq has historically been included in the Company's North America segment.

On September 30, 2017, the Company entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and the Company began accounting for the Masternaut investment by applying the cost method.

The Company regularly evaluates the carrying value of its investment and during the third quarter of 2017, the Company determined that the fair value of its 44% investment in Masternaut had declined as a result of the Company's loss of significant influence due to the amendment of the Masternaut investment agreement, executed September 30, 2017. As a result, the Company determined that the carrying value of its investment exceeded its fair value, and concluded that this decline in value was other than temporary. The Company recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency losses previously recognized in accumulated other comprehensive income, in the three and nine months ended September 30, 2017, in the accompanying Unaudited Consolidated Statements of Income.

14. Derivative Financial Instruments
As a result of the Cambridge acquisition, the Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity, which was acquired during the third quarter of 2017. Derivative transactions include:

•	Forward contracts, which are commitments to buy or sell at a future date a currency at a contract price and will be settled in cash.

•	Option contracts, which gives the purchaser, the right, but not the obligation to buy or sell within a specified time a currency at a contracted price that may be settled in cash.

•	Swap contracts, which are commitments to settlement in cash at a future date or dates, usually on an overnight basis.
The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815.

The aggregate equivalent United States dollar notional amount of foreign exchange derivative customer contracts held by the Company as of September 30, 2017 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

Net Notional
Foreign exchange contracts:
Swaps	$272.8
Futures, forwards and spot	3,174.1
Written options	1,338.6
Purchased options	1,765.0
Total	$6,550.5

The majority of customer foreign exchange contracts are written in major currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.

The following table summarizes the fair value of derivatives reported in the Unaudited Consolidated Balance Sheet as of September 30, 2017 (in millions):

	Derivative Assets	Derivative Liabilities
	Fair Value	Fair Value
Derivatives - undesignated:
Over the counter	$111.2	$105.8
Exchange traded	—	0.4
Foreign exchange contracts	111.2	106.2
Cash collateral	(33.9)	(20.3)
Total net derivative assets and liabilities	$77.3	$85.9
The fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable have been netted to present the Company's net exposure with these counterparties. The Company recognizes all derivative assets in prepaid expense and other current assets and all derivative liabilities in other current liabilities, both net at the customer level as right of offset exists, in its Consolidated Balance Sheets at their fair value. The gain or loss on the fair value is recognized immediately within other (income) expense, net in the Consolidated Statements of Income. At September 30, 2017, $150.7 million derivative assets and $70.9 million derivative liabilities were recorded in the Consolidated Balance Sheet.

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
Executive Overview
We operate in two segments, which we refer to as our North America and International segments. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue.” See “Results of Operations” for additional segment information. We report our results from Cambridge acquired in the third quarter of 2017 in our North America segment for Cambridge's business in the United States and Canada and within our International segment for Cambridge's business in all other countries outside of the United States and Canada. We are continuing to evaluate the allocation of Cambridge results to our reporting units and segments. As part of our plan to exit the telematics business, on July 27, 2017, we sold NexTraq, a U.S. fleet telematics business, which has historically been included in our North America segment.

For the three and nine months ended September 30, 2017 and 2016, our North America and International segments generated the following revenue (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$364.4	63.1%	$345.9	71.4%	$1,037.4	63.3%	$950.5	72.2%
International	213.4	36.9%	138.6	28.6%	602.2	36.7%	366.1	27.8%
	$577.9	100.0%	$484.4	100.0%	$1,639.5	100.0%	$1,316.6	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2017	2016	2017	2016
Revenues, net	$577,877	$484,426	$1,639,547	$1,316,593
Net income	$202,823	$129,618	$457,503	$356,961
Net income per diluted share	$2.18	$1.36	$4.87	$3.75

Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2017	2016	2017	2016
Adjusted revenues	$550,190	$456,212	$1,556,857	$1,237,838
Adjusted net income	$202,769	$183,310	$574,795	$478,959
Adjusted net income per diluted share	$2.18	$1.92	$6.12	$5.03
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
Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the three and nine months ended September 30, 2017 and 2016 (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Geography*	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$358	62%	$346	71%	$1,031	63%	$951	72%
United Kingdom	61	11%	56	12%	174	11%	175	13%
Brazil	101	17%	43	9%	287	17%	78	6%
Other	58	10%	40	8%	148	9%	113	9%
Consolidated revenues, net	$578	100%	$484	100%	$1,640	100%	$1,317	100%
*Columns may not calculate due to impact of rounding.

Subsequent to 2016, as we continued to refine the level of detail behind the product category splits, we reclassified certain amounts into "Other" that we believe are more representative of that category.   This reclassification has been applied to the 2016 and 2017 comparable data disclosed in the "Revenue by Product Category" table below.

	Three Months Ended September 30,				Nine Months Ended September 30,[8]
Revenue by Product Category*	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards	$276	48%	$259	53%	$815	50%	$741	56%
Corporate Payments	72	12%	46	10%	169	10%	132	10%
Tolls	83	14%	26	5%	236	14%	30	2%
Lodging	33	6%	28	6%	86	5%	74	6%
Gift	55	9%	58	12%	144	9%	138	10%
Other	59	10%	67	14%	189	12%	201	15%
Consolidated revenues, net	$578	100%	$484	100%	$1,640	100%	$1,317	100%
*Columns may not calculate due to impact of rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,[8]
Major Sources of Revenue*	2017		2016		2017		2016
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Customer
Processing and program revenue[1]	$288	50%	$218	45%	$781	48%	$563	43%
Late fees and finance charges[2]	34	6%	31	6%	105	6%	86	7%
Miscellaneous fees[3]	32	5%	34	7%	97	6%	93	7%
	354	61%	283	58%	983	60%	742	56%
Merchant
Discount revenue (fuel)[4]	77	13%	68	14%	223	14%	194	15%
Discount revenue (nonfuel)[5]	45	8%	40	8%	130	8%	116	9%
Tied to fuel-price spreads[6]	53	9%	53	11%	165	10%	145	11%
Program revenue[7]	49	8%	41	8%	139	8%	119	9%
	224	39%	202	42%	657	40%	574	44%
Consolidated revenues, net	$578	100%	$484	100%	$1,640	100%	$1,317	100%

[1]Includes revenue from customers based on accounts, cards, devices, transactions, load amounts and/or purchase amounts, etc. for participation in our various fleet and workforce related programs; as well as, revenue from partners (e.g., major retailers, leasing companies, oil companies, petroleum marketers, etc.) for processing and network management services. Primarily represents revenue from North American trucking, lodging, prepaid benefits, telematics, gifts cards and toll related businesses.

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
[8]Amounts shown for the nine months ended September 30, 2017 and 2016 reflect immaterial corrections in estimated allocation of revenue by product and sources of revenue from previously disclosed amounts for the prior period.

*We may not be able to precisely calculate revenue by source, as certain estimates were made in these allocations. Columns may not calculate due to impact of rounding. This table reflects how management views the sources of revenue and may not be consistent with prior disclosure.

Revenue per transaction. Set forth below is revenue per transaction information for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2017	2016	2017	2016
Transactions (in millions)
North America	398.4	370.1	1,301.1	1,214.3
International	280.7	127.4	823.0	233.3
Total transactions	679.1	497.5	2,124.1	1,447.6
Revenue per transaction
North America	$0.91	$0.93	$0.80	$0.78
International	0.76	1.09	0.73	1.57
Consolidated revenue per transaction	0.85	0.97	0.77	0.91
For the three months ended September 30, 2017, total transactions increased from 497.5 million to 679.1 million, an increase of 181.6 million transactions, or 37%. For the nine months ended September 30, 2017, total transactions increased from 1,447.6 million to 2,124.1 million, an increase of 676.4 million transactions, or 47%. North American segment transactions increased approximately 8% and 7% in the three and nine months ended September 30, 2017 as compared to 2016, respectively, due primarily to growth in our SVS and fuel card businesses. Transaction volumes in our international segment increased by 120% and 253% in the three and nine months ended September 30, 2017 as compared to 2016, respectively, primarily due to the acquisition of STP and Travelcard during the third quarter of 2016.

Set forth below is further breakdown of revenue and revenue per transaction, by product category for the three months ended September 30, 2017 and 2016 (in millions except revenues, net per transaction)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2017	2016	Change	% Change	2017[3]	2016[4]	Change	% Change
FUEL CARDS
‑Transactions[5]	119.6	112.5	7.1	6%	119.6	113.6	6.0	5%
‑Revenues, net per transaction	$2.31	$2.30	$0.01	—%	$2.29	$2.28	$0.01	—%
‑ Revenues, net	$276.2	$258.8	$17.4	7%	$274.0	$259.5	$14.5	6%
CORPORATE PAYMENTS
‑Transactions	10.9	10.0	0.9	9%	10.9	10.2	0.7	7%
‑Revenues, net per transaction	$6.63	$4.61	$2.02	44%	$6.58	$5.99	$0.58	10%
‑ Revenues, net	$72.2	$46.1	$26.1	57%	$71.7	$61.3	$10.4	17%
TOLLS
‑Transactions	231.0	81.1	149.8	185%	231.0	225.0	5.9	3%
‑Revenues, net per transaction	$0.36	$0.32	$0.04	13%	$0.35	$0.30	$0.05	16%
‑ Revenues, net	$82.9	$25.8	$57.1	221%	$80.8	$67.8	$13.0	19%
LODGING
‑Transactions	4.1	3.5	0.6	17%	4.1	3.5	0.6	17%
‑Revenues, net per transaction	$8.14	$8.04	$0.10	1%	$8.14	$8.04	$0.10	1%
‑ Revenues, net	$33.2	$28.1	$5.2	18%	$33.2	$28.1	$5.2	18%
GIFT
‑Transactions	294.1	269.5	24.6	9%	294.1	269.5	24.6	9%
‑Revenues, net per transaction	$0.19	$0.22	$(0.03)	(14)%	$0.19	$0.22	$(0.03)	(14)%
‑ Revenues, net	$54.8	$58.3	$(3.5)	(6)%	$54.8	$58.3	$(3.5)	(6)%
OTHER[1]
‑Transactions[5]	19.4	20.8	(1.4)	(7)%	19.4	20.4	(1.0)	(5)%
‑Revenues, net per transaction	$3.01	$3.24	$(0.22)	(7)%	$2.99	$2.80	$0.20	7%
‑ Revenues, net	$58.5	$67.4	$(8.8)	(13)%	$58.1	$57.1	$1.0	2%
FLEETCOR CONSOLIDATED REVENUES
‑Transactions[5]	679.1	497.5	181.6	37%	679.1	642.2	36.8	6%
‑Revenues, net per transaction	$0.85	$0.97	$(0.12)	(13)%	$0.84	$0.83	$0.01	2%
‑ Revenues, net	$577.9	$484.4	$93.5	19%	$572.6	$532.1	$40.6	8%

*Columns may not calculate due to impact of rounding.
[1]Other includes telematics, maintenance, food, and transportation related businesses.
[2] Pro forma and macro adjusted revenue is a non-GAAP financial measure defined as revenues, net adjusted for the impact of the macroeconomic environment and acquisitions and dispositions and other one-time items. We use pro forma and macro adjusted revenue as a basis to evaluate our organic growth. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” for a reconciliation of pro forma and macro adjusted revenue by product, non-GAAP measures, to the GAAP equivalent.

[3]2017 is adjusted to remove the impact of changes in the macroeconomic environment to be consistent with the same period of prior year, using constant fuel prices, fuel price spreads and foreign exchange rates.

[4]2016 is pro forma to include acquisitions and exclude dispositions consistent with 2017 ownership.
[5]2016 and YTD 2017 transactions reflect immaterial corrections from previously disclosed amounts for the prior period.
________________________________________________________________________________________________________________
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

•
Investment loss (income)—Our investment results relate to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we historically accounted for using the equity method. On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method.

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

•	Loss on extinguishment of debt—Loss on extinguishment of debt relates to our write-off of debt issuance costs associated with the refinancing of our existing credit facility.

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

•
Acquisitions—Since 2002, we have completed over 75 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 63% and 72% of our revenue in the nine months ended September 30, 2017 and 2016, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

Acquisitions and Investments

On August 9, 2017, we acquired Cambridge Global Payments (“Cambridge”), a leading business to business (B2B) international payments provider, for approximately $584.1 million in cash, net of cash acquired of $132.3 million and inclusive of a note payable of $23.9 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments to suppliers and employees. The purpose of this acquisition is to further expand our corporate payments footprint.

On September 26, 2017, we acquired a fuel card provider in Russia. On October 13, 2017, we completed the acquisition of Creative Lodging Solutions ("CLS"), a small lodging tuck-in business.

During 2016, we completed acquisitions with an aggregate purchase price of $1.30 billion, net of cash acquired of $51.3 million, which includes deferred payments made during the period related to prior year acquisitions of $6.1 million.

•
In August 2016, we acquired all of the outstanding stock of STP for $1.23 billion, net of cash acquired of $40.2 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to expand our presence in the toll market in Brazil. We financed the acquisition using a combination of existing cash and borrowings under our credit facility.

•
During 2016, we acquired additional fuel card portfolios in the U.S. and the United Kingdom, additional Shell fuel card markets in Europe and Travelcard in the Netherlands totaling $76.7 million, net of cash acquired of $11.1 million.

•	During 2016, we made additional investments of $7.9 million related to our investment in Masternaut. We also received a $9.2 million return of our investment in Masternaut.

We report our results from Cambridge acquired in the third quarter of 2017 in our North America segment for Cambridge's business in the United States and Canada and within our International segment for Cambridge's business in all other countries outside of the United States and Canada. We are continuing to evaluate the allocation of Cambridge results to our reporting units and segments. The results of operations from the fuel card business in Russia are included within our International segment, from the date of acquisition. The results of operations from the fuel card portfolio acquired in the U.S. are included within our North America segment, from the date of acquisition. The results of operations of STP, the fuel card portfolio in the United Kingdom, the additional Shell markets, the Travelcard business in the Netherlands and the small business in Brazil are included within our International segment, from the date of acquisition.

Asset Dispositions

Telematics Businesses
As part of our plan to exit the telematics business, on July 27, 2017, we sold NexTraq, a U.S. fleet telematics business, to Michelin Group for $316 million. We recorded a pre-tax gain on the disposal of NexTraq of $175.0 million during the third quarter of 2017, which is net of transaction closing costs. We recorded tax on the gain of disposal of $65.8 million. The gain on the disposal is included in other (income) expense, net in the accompanying Unaudited Consolidated Statements of Income. NexTraq has historically been included in our North America segment.

On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method.

We regularly evaluate the carrying value of our Masternaut investment and during the third quarter of 2017, we determined that the fair value of our 44% investment in Masternaut had declined as a result of our loss of significant influence due to the amendment of the Masternaut investment agreement, executed September 30, 2017. As a result, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency losses previously recognized in accumulated other comprehensive income, in the three and nine months ended September 30, 2017, in the accompanying Unaudited Consolidated Statements of Income.

Results of Operations
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
The following table sets forth selected consolidated statement of income data for the three months ended September 30, 2017 and 2016 (in thousands).

(Unaudited)	Three Months Ended September 30, 2017	% of total revenue	Three Months Ended September 30, 2016	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$364,443	63.1%	$345,868	71.4%	$18,575	5.4%
International	213,434	36.9%	138,558	28.6%	74,876	54.0%
Total revenues, net	577,877	100.0%	484,426	100.0%	93,451	19.3%
Consolidated operating expenses:
Merchant commissions	27,687	4.8%	28,214	5.8%	(527)	(1.9)%
Processing	111,283	19.3%	96,233	19.9%	15,050	15.6%
Selling	45,060	7.8%	34,180	7.1%	10,880	31.8%
General and administrative	92,043	15.9%	77,904	16.1%	14,139	18.1%
Depreciation and amortization	69,156	12.0%	57,084	11.8%	12,072	21.1%
Other operating, net	11	—%	(244)	(0.1)%	255	104.5%
Operating income	232,637	40.3%	191,055	39.4%	41,582	21.8%
Investment loss	47,766	8.3%	2,744	0.6%	45,022	1,640.7%
Other (income) expense, net	(175,271)	(30.3)%	293	0.1%	175,564	NM
Interest expense, net	29,344	5.1%	17,814	3.7%	11,530	64.7%
Loss on extinguishment of debt	3,296	0.6%	—	—%	3,296	—%
Provision for income taxes	124,679	21.6%	40,586	8.4%	84,093	207.2%
Net income	$202,823	35.1%	$129,618	26.8%	$73,205	56.5%
Operating income for segments:
North America	$138,748		$135,760		$2,988	2.2%
International	93,889		55,295		38,594	69.8%
Operating income	$232,637		$191,055		$41,582	21.8%
Operating margin for segments:
North America	38.1%		39.3%		(1.2)%
International	44.0%		39.9%		4.1%
Consolidated	40.3%		39.4%		0.8%
NM = Not Meaningful
The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues increased from $484.4 million in the three months ended September 30, 2016 to $577.9 million in the three months ended September 30, 2017, an increase of $93.5 million, or 19.3%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2016 and 2017, which contributed approximately $58 million in additional revenue.

•
Organic growth of approximately 8% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a favorable impact on our consolidated revenue for the three months ended September 30, 2017 over the comparable period in 2016 of approximately $4 million. This was primarily due to favorable changes in foreign exchange rates in Brazil and the United Kingdom in the three months ended September 30, 2017 compared to 2016.

These increases were partially offset by the impact of the disposition of the NexTraq business in July 2017 of approximately $10 million.

North America segment revenues
North America revenues increased from $345.9 million in the three months ended September 30, 2016 to $364.4 million in the three months ended September 30, 2017, an increase of $18.6 million, or 5.4%. The increase in our North America segment revenue was primarily due to:

•	The impact of our Cambridge acquisition during the third quarter of 2017, which contributed approximately $12 million in additional revenue.

•	Organic growth of approximately 5%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue in three months ended September 30, 2017 over the comparable period in 2016 of approximately $2 million, primarily due to the impact of lower fuel spread margins.

These increases were partially offset by the impact of the disposition of the NexTraq business in July 2017 of approximately $10 million.

International segment revenues
International segment revenues increased from $138.6 million in the three months ended September 30, 2016 to $213.4 million in the three months ended September 30, 2017, an increase of $74.9 million, or 54.0%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during 2016 and 2017, which contributed approximately $46 million in additional revenue.

•	Organic growth of approximately 12% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenue for the three months ended September 30, 2017 over the comparable period in 2016 of approximately $6 million. Changes in foreign exchange rates and fuel price had favorable impacts on consolidated revenues of approximately $4 million and $2 million, respectively.

Consolidated operating expenses
Merchant commissions. Merchant commissions decreased from $28.2 million in the three months ended September 30, 2016 to $27.7 million in the three months ended September 30, 2017, a decrease of $0.5 million, or 1.9%. This decrease was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel.
Processing. Processing expenses increased from $96.2 million in the three months ended September 30, 2016 to $111.3 million in the three months ended September 30, 2017, an increase of $15.1 million, or 15.6%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2016 and 2017 of approximately $14 million and the impact of foreign exchange rates and incremental spend due to increases in volume. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $3 million and lower bad debt expense of approximately $2 million.
Selling. Selling expenses increased from $34.2 million in the three months ended September 30, 2016 to $45.1 million in the three months ended September 30, 2017, an increase of $10.9 million, or 31.8%. Increases in spending were primarily due to ongoing incremental expenses related to acquisitions completed in 2016 and 2017 of approximately $9 million, additional spending in certain lines of business and the impact of foreign exchange rates. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $1 million.
General and administrative. General and administrative expenses increased from $77.9 million in the three months ended September 30, 2016 to $92.0 million in the three months ended September 30, 2017, an increase of $14.1 million, or 18.1%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2016 and 2017 of approximately $10 million, increased stock based compensation expense of approximately $7 million and the impact of foreign exchange rates. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $1 million.

Depreciation and amortization. Depreciation and amortization increased from $57.1 million in the three months ended September 30, 2016 to $69.2 million in the three months ended September 30, 2017, an increase of $12.1 million, or 21.1%. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2016 and 2017 of approximately $13 million, incremental expense related to capitalized development of software and the impact of foreign exchange rates. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $2 million.

Investment loss. Investment loss was $47.8 million in the three months ended September 30, 2017, compared to $2.7 million in the three months ended September 30, 2016. We regularly evaluate the carrying value of our Masternaut investment and during the third quarter of 2017, we determined that the fair value of our 44% investment in Masternaut had declined as a result of our loss of significant influence due to the amendment of the Masternaut investment agreement, executed September 30, 2017. As a result, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency losses previously recognized in accumulated other comprehensive income, in the three months ended September 30, 2017, in the accompanying Unaudited Consolidated Statements of Income. There was also a non-recurring net recovery of purchase price of approximately $11 million during the second quarter of 2016.

Other (income) expense, net. Other income, net was $175.3 million in the three months ended September 30, 2017, compared to other expense, net of $0.3 million in the three months ended September 30, 2016. The increase was due primarily to the pre-tax gain on the sale of our Nextraq business of $175 million in the third quarter of 2017.

Interest expense, net. Interest expense increased from $17.8 million in the three months ended September 30, 2016 to $29.3 million in the three months ended September 30, 2017, an increase of $11.5 million, or 64.7%. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisitions of STP and Travelcard completed during the third quarter of 2016 and Cambridge completed during the third quarter of 2017, and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Three Months Ended September 30,
(Unaudited)	2017	2016
Term loan A	2.98%	1.99%
Term loan B	3.32%	3.75%
Domestic Revolver A	2.99%	2.08%
Foreign Revolver A	2.00%	1.77%
Foreign swing line	1.97%	1.73%
The average unused credit facility fee for Domestic Revolver A was 0.35% and 0.30% in the three month period ending September 30, 2017 and 2016, respectively.
Loss on extinguishment of debt. Loss on early extinguishment of debt of $3.3 million relates to our write-off of debt issuance costs associated with the refinancing of our existing credit facility during the third quarter of 2017.
Provision for income taxes. The provision for income taxes increased from $40.6 million in the three months ended September 30, 2016 to $124.7 million in the three months ended September 30, 2017, an increase of $84.1 million, or 207.2%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate increased from 23.9% for three months ended September 30, 2016 to 38.1% for the three months ended September 30, 2017. The 2017 tax rate was impacted by the gain on sale of the NexTraq business of $175 million, all at the higher U.S. tax rate, and the Masternaut impairment charge in the quarter, which had no corresponding tax benefit. Our tax rate in the quarter was 29.4%, excluding the impact of the NexTraq sale, investment impairment and loss on extinguishment of debt. The 2016 tax rate was favorably impacted by a one-time nonrecurring net gain at our Masternaut investment that favorably impacted pre-tax earnings, but was not subject to income tax. The 2016 rate was also favorably impacted by higher excess tax benefits on share-based compensation in the third quarter of 2016 versus the third quarter of 2017.
We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. Also, the excess tax benefit on share based compensation is part of the effective tax rate. As a result, the tax rate is impacted by the number of stock options exercised or restricted shares vested during the reporting period.
Net income. For the reasons discussed above, our net income increased from $129.6 million in the three months ended September 30, 2016 to $202.8 million in the three months ended September 30, 2017, an increase of $73.2 million, or 56.5%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $191.1 million in the three months ended September 30, 2016 to $232.6 million in the three months ended September 30, 2017, an increase of $41.6 million, or 21.8%. Our operating margin was 39.4% and 40.3% for the three months ended September 30, 2016 and 2017, respectively. The increase in operating income was primarily due to acquisitions completed in 2016 and 2017 and organic growth, as well as the positive impact of the macroeconomic environment of approximately $4 million, driven primarily by favorable fuel prices and fluctuations in foreign exchange rates. These increases were partially offset by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016 and Cambridge completed in the third quarter of 2017, additional stock based compensation of approximately $7 million and the disposition of the NexTraq business in July 2017 of approximately $4 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $135.8 million in the three months ended September 30, 2016 to $138.7 million in the three months ended September 30, 2017, an increase of $3.0 million, or 2.2%. North America operating margin was 39.3% and 38.1% for the three months ended September 30, 2016 and 2017, respectively. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $1 million, driven by favorable fuel prices. These increases were partially offset by additional stock based compensation of approximately $6 million, the negative impact of higher amortization and depreciation expense related to our acquisition of Cambridge in the third quarter of 2017 and the disposition of the NexTraq business in July 2017 of approximately $4 million.

International segment operating income. International operating income increased from $55.3 million in the three months ended September 30, 2016 to $93.9 million in the three months ended September 30, 2017, an increase of $38.6 million, or 69.8%. International operating margin was 39.9% and 44.0% for the three months ended September 30, 2016 and 2017, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2016 and organic growth, as well as the positive impact of the macroeconomic environment of approximately $3 million, driven primarily by favorable fluctuations in foreign exchange rates. The higher operating margin was driven by the positive impact of process improvements in our recently acquired STP business, offset by higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016 and additional stock based compensation expense of approximately $1 million.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
The following table sets forth selected consolidated statement of income data for the nine months ended September 30, 2017 and 2016 (in thousands).

(Unaudited)	Nine Months Ended September 30, 2017	% of total revenue	Nine Months Ended September 30, 2016	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,037,386	63.3%	$950,542	72.2%	$86,844	9.1%
International	602,161	36.7%	366,051	27.8%	236,110	64.5%
Total revenues, net	1,639,547	100.0%	1,316,593	100.0%	322,954	24.5%
Consolidated operating expenses:
Merchant commissions	82,690	5.0%	78,755	6.0%	3,935	5.0%
Processing	316,429	19.3%	256,738	19.5%	59,691	23.2%
Selling	122,854	7.5%	92,680	7.0%	30,174	32.6%
General and administrative	275,046	16.8%	209,084	15.9%	65,962	31.5%
Depreciation and amortization	198,731	12.1%	141,848	10.8%	56,883	40.1%
Other operating, net	49	—%	(690)	(0.1)%	739	107.1%
Operating income	643,748	39.3%	538,178	40.9%	105,570	19.6%
Investment loss (income)	52,497	3.2%	(2,247)	(0.2)%	54,744	(2,436.3)%
Other (income) expense, net	(173,626)	(10.6)%	1,056	0.1%	174,682	NM
Interest expense, net	76,322	4.7%	49,905	3.8%	26,417	52.9%
Loss on extinguishment of debt	3,296	0.2%	—	—%	3,296	—%
Provision for income taxes	227,756	13.9%	132,503	10.1%	95,253	71.9%
Net income	$457,503	27.9%	$356,961	27.1%	$100,542	28.2%
Operating income for segments:
North America	$394,646		$367,221		$27,425	7.5%
International	249,102		170,957		78,145	45.7%
Operating income	$643,748		$538,178		$105,570	19.6%
Operating margin for segments:
North America	38.0%		38.6%		(0.6)%
International	41.4%		46.7%		(5.3)%
Consolidated	39.3%		40.9%		(1.6)%
NM = Not Meaningful
The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues increased from $1,316.6 million in the nine months ended September 30, 2016 to $1,639.5 million in the nine months ended September 30, 2017, an increase of $323.0 million, or 24.5%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2016 and 2017, which contributed approximately $175 million in additional revenue.

•
Organic growth of approximately 9% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenue for the nine months ended September 30, 2017 over the comparable period in 2016 of approximately $17 million. We believe the favorable impact of higher fuel prices and fuel spread margins, primarily in the U.S., had a favorable impact on consolidated revenues of approximately $22 million. Conversely, changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $5 million due to unfavorable fluctuations in foreign exchange rates primarily in Brazil and the United Kingdom in the nine months ended September 30, 2017 compared to 2016.

These increases were partially offset by the impact of the disposition of the NexTraq business in July 2017 of approximately $10 million.
North America segment revenues
North America revenues increased from $950.5 million in the nine months ended September 30, 2016 to $1,037.4 million in the nine months ended September 30, 2017, an increase of $86.8 million, or 9.1%. The increase in our North America segment revenue was primarily due to:

•	The impact of our Cambridge acquisition during the third quarter of 2017, which contributed approximately $12 million in additional revenue.

•	Organic growth of approximately 8%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in nine months ended September 30, 2017 over the comparable period in 2016 of approximately $19 million. This was primarily due to the favorable impact of changes in fuel prices and slightly higher fuel spread margins.

These increases were partially offset by the impact of the disposition of the NexTraq business in July 2017 of approximately $10 million.

International segment revenues
International segment revenues increased from $366.1 million in the nine months ended September 30, 2016 to $602.2 million in the nine months ended September 30, 2017, an increase of $236.1 million, or 64.5%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during 2016 and 2017, which contributed approximately $163 million in additional revenue.

•	Organic growth of approximately 10% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the nine months ended September 30, 2017 over the comparable period in 2016 of approximately $2 million. This was primarily due to unfavorable fluctuations in foreign exchange rates, partially offset by the impact of higher fuel prices.

Consolidated operating expenses
Merchant commissions. Merchant commissions increased from $78.8 million in the nine months ended September 30, 2016 to $82.7 million in the nine months ended September 30, 2017, an an increase of $3.9 million, or 5.0%. This increase was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel and the impact of higher volume in certain revenue streams where merchant commissions are paid.
Processing. Processing expenses increased from $256.7 million in the nine months ended September 30, 2016 to $316.4 million in the nine months ended September 30, 2017, an increase of $59.7 million, or 23.2%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2016 and 2017 of approximately $45 million, inclusive of incremental bad debt expense of $11 million, as well as the impact of changes in foreign exchange rates, partially offset by the impact of negotiated lower vendor processing costs. The increase in bad debt was primarily due to bad debt inherent in the acquired STP business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $3 million.
Selling. Selling expenses increased from $92.7 million in the nine months ended September 30, 2016 to $122.9 million in the nine months ended September 30, 2017, an increase of $30.2 million, or 32.6%. Increases in spending were primarily due to ongoing expenses related to acquisitions completed in 2016 and 2017 of approximately $19 million and additional spending in certain lines of business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $1 million.

General and administrative. General and administrative expenses increased from $209.1 million in the nine months ended September 30, 2016 to $275.0 million in the nine months ended September 30, 2017, an increase of $66.0 million, or 31.5%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2016 and 2017 of approximately $28 million, increased stock based compensation expense of approximately $19 million and increases in other professional fees of approximately $7 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $1 million.

Depreciation and amortization. Depreciation and amortization increased from $141.8 million in the nine months ended September 30, 2016 to $198.7 million in the nine months ended September 30, 2017, an increase of $56.9 million, or 40.1%. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2016 and 2017 of approximately $39 million and incremental expense related to capitalized development of software. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $2 million.

Investment loss (income). Investment loss was $52.5 million in the nine months ended September 30, 2017, compared to investment income of $2.2 million in the nine months ended September 30, 2016. We regularly evaluate the carrying value of our Masternaut investment and during the third quarter of 2017, we determined that the fair value of our 44% investment in Masternaut had declined as a result of our loss of significant influence due to the amendment of the Masternaut investment agreement, executed September 30, 2017. As a result, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency losses previously recognized in accumulated other comprehensive income, in the nine months ended September 30, 2017, in the accompanying Unaudited Consolidated Statements of Income.

Other (income) expense, net. Other income, net was $173.6 million in the nine months ended September 30, 2017, compared to other expense, net of $1.1 million in the nine months ended September 30, 2016. The increase was due primarily to the pre-tax gain on the sale of our Nextraq business of $175 million in the third quarter of 2017.

Interest expense, net. Interest expense increased from $49.9 million in the nine months ended September 30, 2016 to $76.3 million in the nine months ended September 30, 2017, an increase of $26.4 million, or 52.9%. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisitions of STP and Travelcard completed during the third quarter of 2016 and Cambridge completed during the third quarter of 2017, and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Nine Months Ended September 30,
(Unaudited)	2017	2016
Term loan A	2.74%	1.96%
Term loan B	3.28%	3.75%
Domestic Revolver A	2.78%	2.00%
Foreign Revolver A	2.01%	1.77%
Foreign swing line	1.97%	1.73%
The average unused credit facility fee for Domestic Revolver A was 0.35% and 0.30% in the nine month period ending September 30, 2017 and 2016, respectively.
Loss on extinguishment of debt. Loss on extinguishment of debt of $3.3 million relates to our write-off of debt issuance costs associated with the refinancing of our existing credit facility during the third quarter of 2017.
Provision for income taxes. The provision for income taxes increased from $132.5 million in the nine months ended September 30, 2016 to $227.8 million in the nine months ended September 30, 2017, an increase of $95.3 million, or 71.9%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate was 33.2% for the nine months ended September 30, 2017 as compared to 27.1% in the nine months ended September 30, 2016. The increase in the provision for income taxes was due primarily to the pretax gain on sale of the Nextraq business of $175 million at the higher U.S. tax rate, all at the higher U.S. tax rate, and the Masternaut impairment charge in the quarter, which had no corresponding tax benefit. The 2016 tax rate was favorably impacted by a one-time nonrecurring net gain at our Masternaut investment that favorably impacted pre-tax earnings, but was not subject to income tax. The 2016 rate was also favorably impacted by higher excess tax benefits on share-based compensation in 2016 versus 2017.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. Also, the excess tax benefit on share based compensation is part of the effective tax rate. As a result, the tax rate is impacted by the number of stock options exercised or restricted shares vested during the reporting period.
Net income. For the reasons discussed above, our net income increased from $357.0 million in the nine months ended September 30, 2016 to $457.5 million in the nine months ended September 30, 2017, an increase of $100.5 million, or 28.2%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $538.2 million in the nine months ended September 30, 2016 to $643.7 million in the nine months ended September 30, 2017, an increase of $105.6 million, or 19.6%. Our operating margin was 40.9% and 39.3% for the nine months ended September 30, 2016 and 2017, respectively. The increase in operating income was primarily due to acquisitions completed in 2016 and 2017, organic growth, as well as the positive impact of the macroeconomic environment of approximately $14 million, driven primarily by favorable fuel prices, partially offset by the unfavorable impact of fluctuations in foreign exchange rates. These increases were partially offset by the negative impact of higher amortization and depreciation expense related to acquisitions completed in 2016 and 2017, additional bad debt expense of $11 million, due to bad debt inherent in the acquired STP business, additional stock based compensation of approximately $19 million and the disposition of the NexTraq business in July 2017 of approximately $4 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $367.2 million in the nine months ended September 30, 2016 to $394.6 million in the nine months ended September 30, 2017, an increase of $27.4 million, or 7.5%. North America operating margin was 38.6% and 38.0% for the nine months ended September 30, 2016 and 2017, respectively. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $18 million, driven by primarily by higher fuel prices. These increases were partially offset by additional stock based compensation of approximately $14 million, additional bad debt expense of approximately $4 million, the negative impact of higher amortization and depreciation expense related to our acquisition of Cambridge in the third quarter of 2017 and the disposition of the NexTraq business in July 2017 of approximately $4 million.

International segment operating income. International operating income increased from $171.0 million in the nine months ended September 30, 2016 to $249.1 million in the nine months ended September 30, 2017, an increase of $78.1 million, or 45.7%. International operating margin was 46.7% and 41.4% for the nine months ended September 30, 2016 and 2017, respectively. The increase in operating income was due primarily to the impact of acquisitions completed in 2016 and 2017, organic growth. These increases were partially offset by the negative impact of higher amortization and depreciation expense related to acquisitions of STP and Travelcard completed in the third quarter of 2016, additional bad debt expense of $9 million, due to bad debt inherent in the acquired STP business, additional stock based compensation of approximately $5 million and the negative impact of the macroeconomic environment of approximately $4 million, driven primarily by the unfavorable impact of fluctuations in foreign exchange rates.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital needs, tax and capital expenditure needs.
Sources of liquidity
At September 30, 2017, our cash balances totaled $1,018.3 million, with approximately $183.5 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., which we are restricted from using other than to repay customer deposits.
At September 30, 2017, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $509.3 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our

U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. However, if at a future date or time these funds are needed for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay U.S. taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto or the ultimate impact any such action may have on our results of operations or financial condition.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2017, we had no additional liquidity under our Securitization Facility. At September 30, 2017, we had approximately $612 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2017	2016
Net cash provided by operating activities	$419.5	$404.3
Net cash used in investing activities	(341.6)	(1,371.5)
Net cash provided by financing activities	250.1	976.4
Operating activities. Net cash provided by operating activities increased from $404.3 million in the nine months ended September 30, 2016 to $419.5 million in the nine months ended September 30, 2017. Included in cash flows from operating activities were favorable non-cash adjustments of $151.7 million in the nine months ended September 30, 2017. Non-cash adjustments were driven primarily by higher depreciation and amortization and an impairment charge in our Masternaut investment, partially offset by the gain on the sale of our Nextraq business in the third quarter of 2017. Also included in cash flows from operating activities were unfavorable working capital adjustments of $189.7 million. Working capital adjustments are primarily due to the timing of cash receipts and payments during the nine months ended September 30, 2017 over the comparable period in 2016.
Investing activities. Net cash used in investing activities decreased from $1,371.5 million in the nine months ended September 30, 2016 to $341.6 million in the nine months ended September 30, 2017. The decrease was primarily due to the reduction in cash outlay for acquisitions and the proceeds received from the sale of our Nextraq business during the third quarter of 2017.
Financing activities. Net cash provided by financing activities decreased from $976.4 million in the nine months ended September 30, 2016 to $250.1 million in the nine months ended September 30, 2017. The decrease in cash provided by financing activities is primarily due to an increase in debt repayments of $437.4 million on our credit facility in the nine months ended September 30, 2017 as compared to 2016, increased spending to repurchase our common stock of $367 million and a decrease in borrowings of $76.8 million on our credit facility, partially offset by an increase in borrowings of $161 million on our Securitization Facility.
Capital spending summary
Our capital expenditures increased from $41.9 million in the nine months ended September 30, 2016 to $49.5 million in the nine months ended September 30, 2017, an increase of $7.6 million, or 18.1%. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems, as well as incremental spending related to acquisitions in 2016 and 2017.

Credit Facility
FleetCor Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), has a $4.33 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350.0 million as of September 30, 2017. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars. On January 20, 2017, we entered into the second amendment to the Credit Agreement, which established a new term B loan. On August 2, 2017, we entered into the third amendment to the Credit Agreement, which increased the total facility by $708.7 million and extended the terms of the credit facilities. The term A and revolver maturity dates are August 2, 2022 and the term B maturity date is August 2,2024. The term A and revolver pricing remains the same and the term B pricing was reduced by 25 basis points to LIBOR plus 200 basis points. In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.
The Credit Agreement also contains an accordion feature for borrowing an additional $750 million in term A or revolver A and term B. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of September 30, 2017, we were in compliance with each of the covenants under the Credit Facility.
At September 30, 2017, we had $2,690 million in borrowings outstanding on the term A loan, excluding the related debt discount, $350 million in borrowings outstanding on Term B loan, excluding the related debt discount, $595 million in borrowings outstanding on the domestic revolving A facility, $38 million in borrowings outstanding on the foreign revolving A facility and $40.2 million in borrowings outstanding on the swing line revolving A facility. We have unamortized debt discounts of $6.4 million related to the term A facility and $0.7 million related to the term B facility at September 30, 2017.
During the nine months ended September 30, 2017, we made principal payments of $388.7 million on the term loans, $715.0 million on the domestic revolving A facility, $89.8 million on the foreign revolving A facility and $52.7 million on the swing line revolving A facility.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million and the Securitization Facility expires on November 14, 2017. The Securitization Facility contains certain customary financial covenants. There is a program fee equal to one month LIBOR or the Commercial Paper Rate of 1.27% plus 0.90% and 0.85% plus 0.90% as of September 30, 2017 and December 31, 2016, respectively. The unused facility fee is payable at a rate of 0.40% as of September 30, 2017 and December 31, 2016, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2017.
Stock Repurchase Program

On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may purchase up to an aggregate of $500 million of our common stock over the following 18 month period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, we announced that our Board of Directors had authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. With the increase and giving effect to our $590 million of previous repurchases, we may repurchase up to $510 million in shares of our common stock at any time prior to February 1, 2019.
Any stock repurchases may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt. .
On August 3, 2017, as part of the Program, we entered an Accelerated Share Repurchase agreement ("ASR Agreement") with a third-party financial institution to repurchase $250 million of its common stock. Pursuant to the ASR Agreement, we delivered $250 million in cash and received 1,491,647 shares based on a stock price of $142.46 on August 7, 2017. The ASR Agreement completed on September 7, 2017, at which time we received 263,012 additional shares based on a final weighted average per share purchase price during the repurchase period of $142.48.
We accounted for the ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR Agreement and (ii) as a forward contract indexed to our common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own common stock met the criteria for equity classification, were initially recorded in additional paid-in capital and then reclassified to treasury stock upon completion of the ASR agreement.
Since the beginning of the Program, 4,114,104 shares for an aggregate purchase price of $590 million have been repurchased. There were 2,854,959 shares totaling $402.4 million repurchased under the Program during the nine months ended September 30, 2017.
Sale of NexTraq
As part of our plan to exit the telematics business, on July 27, 2017, we sold NexTraq, a U.S. fleet telematics business, to Michelin Group for $316 million. We recorded a pre-tax gain on the disposal of NexTraq of $175 million during the third quarter of 2017, which is net of transaction closing costs.We recorded tax on the gain of disposal of $65.8 million. The gain on the disposal is included in other (income) expense, net in the accompanying Unaudited Consolidated Statements of Income. NexTraq has historically been included in the Company's North America segment.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended September 30, 2017, other than noted in footnote 1, "Summary of Significant Accounting Policies", we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2016. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2017	2016	2017	2016
Revenues, net	$577,877	$484,426	$1,639,547	$1,316,593
Merchant commissions	(27,687)	(28,214)	(82,690)	(78,755)
Total adjusted revenues	$550,190	$456,212	$1,556,857	$1,237,838

Adjusted net income and adjusted net income per diluted share
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, (c) amortization of the premium recognized on the purchase of receivables, (d) our proportionate share of amortization of intangible assets at our Masternaut investment, (e) a non-recurring net gain at our Masternaut investment (f) impairment of our Masternaut investment, (g) net gain on disposition of business, (h) loss on extinguishment of debt, and (i) a non-recurring loss due to merger of entities.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired. Therefore, we have excluded amortization expense from our adjusted net income. We also believe one-time non-recurring gains, losses, and impairment charges do not necessarily reflect how our investment and business is performing.We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors to understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts):*

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2017	2016	2017	2016
Net income	$202,823	$129,618	$457,503	$356,961
Net income per diluted share	2.18	1.36	4.87	3.75
Stock based compensation	24,654	17,405	68,897	50,025
Amortization of intangible assets	54,003	46,341	158,897	112,455
Amortization of premium on receivables	1,650	1,348	4,738	3,687
Amortization of deferred financing costs and discounts	1,611	1,917	5,411	5,568
Amortization of intangibles at Masternaut investment	2,965	2,406	8,341	7,533
Impairment of Masternaut investment	44,600	—	44,600	—
Net gain on disposition of business	(109,205)	—	(109,205)	—
Loss on extinguishment of debt	3,296	—	3,296	—
Non recurring loss due to merger of entities	2,028	—	2,028	—
Non-recurring net gain at Masternaut investment	—	—	—	(10,845)
Total pre-tax adjustments	25,602	69,417	187,003	168,423
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(25,656)	(15,726)	(69,711)	(46,425)
Adjusted net income	$202,769	$183,310	$574,795	$478,959
Adjusted net income per diluted share	$2.18	$1.92	$6.12	$5.03
Diluted shares	93,001	95,307	93,923	95,204

*Columns may not calculate due to impact of rounding.
[1]Excludes the results of our Masternaut investment on our effective tax rate, as results from our Masternaut investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our investment reversed during 2016 or are expected to reverse in 2017. Also excludes the net gain realized upon our disposition of NexTraq, representing a pretax gain of $175.0 and tax on gain of $65.8. The tax on the gain is included in "Net gain on disposition of business".

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

	Revenue		Transactions
	Three Months Ended September 30,		Three Months Ended September 30,
(Unaudited)	2017	2016	2017	2016[4]
FUEL CARDS
Pro forma and macro adjusted[2,3]	$274.0	$259.5	$119.6	$113.6
Impact of acquisitions/dispositions	—	(0.7)	—	(1.0)
Impact of fuel prices/spread	(0.6)	—	—	—
Impact of foreign exchange rates	2.9	—	—	—
As reported	$276.3	$258.8	$119.6	$112.5
CORPORATE PAYMENTS
Pro forma and macro adjusted[2,3]	$71.7	$61.3	$10.9	$10.2
Impact of acquisitions/dispositions	—	(15.2)	—	(0.2)
Impact of fuel prices/spread	0.1	—	—	—
Impact of foreign exchange rates	0.4	—	—	—
As reported	$72.2	$46.1	$10.9	$10.0
TOLLS
Pro forma and macro adjusted[2,3]	$80.8	$67.8	$231.0	$225.0
Impact of acquisitions/dispositions	—	(42.0)	—	(143.9)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	2.1	—	—	—
As reported	$82.9	$25.8	$231.0	$81.1
LODGING
Pro forma and macro adjusted[2,3]	$33.2	$28.1	$4.1	$3.5
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$33.2	$28.1	$4.1	$3.5
GIFT
Pro forma and macro adjusted[2,3]	$54.8	$58.3	$294.1	$269.5
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$54.8	$58.3	$294.1	$269.5
OTHER[1]
Pro forma and macro adjusted[2,3]	$58.1	$57.1	$19.4	$20.4
Impact of acquisitions/dispositions	—	10.3	—	0.4
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.4	—	—	—
As reported	$58.5	$67.4	$19.4	$20.8

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted[2,3]	$572.6	$532.1	$679.1	$642.2
Impact of acquisitions/dispositions	—	(47.6)	—	(144.7)
Impact of fuel prices/spread	(0.5)	—	—	—
Impact of foreign exchange rates	5.8	—	—	—
As reported	$577.9	$484.4	$679.1	$497.5

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

[4]2016 transactions reflect immaterial corrections from previously disclosed amounts for the prior period.

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets, risks related to litigation; our ability to complete an accelerated share repurchase, as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on March 1, 2017 and August 8, 2017, respectively. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
With the acquisition of Cambridge in August 2017, we have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our international payments provider business. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. Cambridge aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax income of approximately $1.5 million based on our unhedged exposure to foreign currency at September 30, 2017.
As of September 30, 2017, other than noted above, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
As of September 30, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. Plaintiff seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On August 18, 2017, the court entered an order deferring the case pending a ruling on the defendants' motion to dismiss the putative shareholder class action, or until otherwise agreed to by the parties. The defendants dispute the allegations in the complaint and intend to vigorously defend against the claims.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on March 1, 2017 and August 8, 2017, respectively, which could materially affect our business, financial condition or future results. Other than the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the "CFTC"), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of Cambridge's business, to reporting, recordkeeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs or impact the way we conduct our hedging activities, as well as impact how we conduct our business within our international payments provider operations. In particular, the CFTC has recently issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as swap dealers. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We are currently evaluating the impact the proposed rule, if adopted, would have on our hedging activities and operations.

Our compliance with these requirements has resulted, and may continue to result, in additional costs to our business and may impact our international payments provider business operations. Furthermore, our failure to comply with these requirements could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the United States and European Union, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as "MiFID II," are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these may result in greater costs to us as well.

Global economic downturns or slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, and difficult conditions in global financial markets and financial market disruptions could adversely affect our business, financial condition, results of operations, and cash flows.

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

•
Our international payments provider business provides currency conversion and foreign exchange hedging services to our customers, exposing us to foreign currency exchange risk. In order to help mitigate these risks, we enter into derivative contracts. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates.

•
Our international payments provider business is heavily dependent on global trade. A downturn in global trade or the failure of long-term import growth rates to return to historic levels could have an adverse effect on our business, financial condition, results of operations, cash flows, and our cash management strategies. Additionally, as customer hedging activity in our international payments provider business generally varies with currency volatility, we have experienced and may experience in the future lower foreign exchange revenues in periods of lower currency volatility.

•
The counterparties to the derivative financial instruments that we use in our international payments provider business to reduce our exposure to various market risks, including changes in foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This includes the exposure generated when we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. That failure could have an adverse effect on our financial condition, results of operations, and cash flows.

Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our international payments provider business. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. Additionally, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us.

Our international payments provider business aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. If we are unable to obtain offsetting positions, our business, financial condition, results of operations, and cash flows could be adversely affected.

We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.

We are exposed to credit risk in our international payments provider business relating to: (a) derivatives written by us to our customers and (b) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us, we may be exposed to the value of an offsetting position with a financial institution counterparty for the derivatives or may bear financial risk for those receivables where we have offered trade credit.

If we are unable to maintain our relationships with banks needed to conduct our services, or fail to comply with our contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected.

In our international payments provider business, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses to do business with us. We may also have difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may begin purchasing up to an aggregate of $500 million of the Company's common stock over the following 18 month period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, the Company announced that its Board of Directors had authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. Since the beginning of the Program, 4,114,104 shares for an aggregate purchase price of $590 million have been repurchased.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2017 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
August 1, 2017 through August 31, 2017	1,491,647	$142.46	3,161,958	$647,430
September 1, 2017 through September 30, 2017	952,146	$144.38	4,114,104	$509,957

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on October 28, 2016)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1
Third Amendment to Credit Agreement, date as of August 2, 2017, among FleetCor Technologies Operating Company, LLC, as the Company, FleetCor Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on August 8, 2017)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 9, 2017.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey