Form 10-K
period 2017-12-31
FLEETCOR TECHNOLOGIES INC
filed 2018-03-01
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                  to
Commission File Number 001-35004
  __________________________________________________________
FLEETCOR TECHNOLOGIES, INC.
  __________________________________________________________

DELAWARE	72-1074903
(STATE OF INCORPORATION)	(I.R.S. ID)
5445 Triangle Parkway, Suite 400, Peachtree Corners, Georgia 30092-2575
(770) 449-0479
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act:
NONE
  __________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,172,593,947 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 9, 2018, there were 89,808,852 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 6, 2018 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2017

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

PART I
ITEM 1. BUSINESS
General
FLEETCOR is a leading global provider of commercial payment solutions. We help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We serve businesses, merchants and partners in North America, Latin America, Europe, and Australasia. FLEETCOR’s predecessor company was organized in the United States in 1986, and FLEETCOR had its initial public offering in 2010 (NYSE: FLT).
FLEETCOR has two reportable segments, North America and International. We report these two segments as they align with our senior executive organizational structure, reflect how we organize and manage our employees around the world, manage operating performance, contemplate the differing regulatory environments in North America versus other geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results.
Our payment solutions provide our customers with a payment method designed to be superior to and more robust and effective than what they use currently, whether they use a competitor’s product or another alternative method such as cash or check. Our solutions are comprised of payment products, networks and associated services.
FLEETCOR payment products function like a charge card or prepaid card, and tend to be specialized for specific spend categories, such as fuel or lodging, and/or specific customer groups, such as long haul transportation. FLEETCOR’s five primary product lines are Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, we provide other payment products including fleet maintenance, employee benefits and long haul transportation-related services. Our products are used in 56 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 90% of our revenue in 2017.
FLEETCOR uses both proprietary and third-party networks to deliver our payment solutions. FLEETCOR owns and operates proprietary networks with well-established brands throughout the world, bringing incremental sales and loyalty to affiliated merchants. Third-party networks are used to broaden payment product acceptance and use. In 2017, we processed approximately 3 billion transactions within these networks, of which approximately 1.4 billion were related to our Gift product line.
FLEETCOR capitalizes on its products’ specialization with sales and marketing efforts by deploying product-dedicated sales forces to target specific customer segments. We market our products directly through multiple sales channels, including field sales, telesales and digital marketing, and indirectly through our partners, which include major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and referral partners.
We believe that our size and scale, product breadth and specialization, geographic reach, proprietary networks, robust distribution capabilities and advanced technology contribute to our industry leading position.
Products and services
We offer specialized payment solutions predominately for commercial businesses. Our payment solutions are intended to provide our customers with a payment method superior to that which they formerly used, whether they used a competitor’s product or another alternative method such as cash or check. Our solutions are comprised of payment products, networks and associated services.
Our payment products typically function like a charge card or prepaid card. FLEETCOR provides a variety of payment mechanisms such as a plastic card, electronic tag, or other form to the customer. We issue credit to the customer (or accept prepaid funds from the customer) to allow for purchases using the payment product. FLEETCOR then reports the purchases to the customer and invoices (or debits prepaid amounts) for payment of purchases made on the customer’s account.
Payment networks are integral to our solutions, as they allow us to electronically connect to merchants and capture transaction data from the point of sale. We use both proprietary and third-party networks to deliver our payment solutions. For our proprietary networks, FLEETCOR provides merchant acquiring services, which may include affiliation, contract management, point-of-sale terminals, reporting and settlement. FLEETCOR owns and operates proprietary networks with well-established brands across 56 countries, bringing incremental sales and loyalty to affiliated merchants. Third-party networks include MasterCard in the U.S. and Visa in the U.K. and continental Europe, the retail outlets of various partners, and proprietary networks owned and operated by other partners. We use these third-party networks in order to broaden our payment product acceptance and use. Through our proprietary and third-party networks, we capture detailed transaction data and can often enable advanced purchase controls at the point-of-sale.
We support our payment products with specialized issuing, processing and information services that enable us to manage customer accounts, facilitate the routing, authorization, clearing and settlement of transactions, and provide value-added functionality and data, including customizable user-level controls and productivity analysis tools. Our customers can use these data, controls and tools to lower their operating costs, and combat fraud and employee misuse and streamline expense administration.
Depending on our customers’ and partners’ needs, we provide our products and services in a variety of combinations ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services.
Our solutions tend to be specialized for specific spend categories, such as fuel or lodging, and/or specific customer segments, such as long haul transportation. This specialization is manifested in the purchase controls, merchant network, and reporting applicable to the spend category or customer segment. For example, a fuel card could provide controls on the type of fuel purchased, be accepted only at gas stations for fuel purchases, and provide fuel usage and efficiency reports for a customer’s fleet of vehicles. The combination of these specialized attributes allows our payment products to compete well against less specialized products such as cash or general purpose credit cards when it comes to controlling purchases within certain spend categories.
FLEETCOR’s five primary product lines are Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, we provide other payment products including fleet maintenance, employee benefits and long haul transportation-related services.
Fuel payment product line
Our fuel payment product line is our largest product category, representing approximately 49% of our revenue in 2017.
FLEETCOR offers fuel payment solutions to businesses and government entities who operate vehicle fleets, as well as to major oil companies, leasing companies and fuel marketers. Our fuel payment products are most often in the form of plastic cards, but also include other forms such as electronic RFID tags and paper vouchers. While predominately used to purchase fuel, many of our fuel payment products have additional purchasing capabilities to allow customers to purchase non-fuel items such as oil, vehicle maintenance supplies and services and building supplies.
Our fuel payment products, excluding paper vouchers, provide customers with tools and information to control their fuel and other fleet-related operating costs. Our proprietary processing and card management systems provide customers with customizable user-level controls, detailed transaction reporting, programmable alerts, configurable networks, contracted fuel price validation and audit, and vehicle efficiency analyses. Our customers can use these data, controls and tools to combat fraud and employee misuse, streamline expense administration and lower their vehicle fleets’ operating costs. The combination of these specialized attributes allows our fuel payment products to compete well against less specialized products such as cash or general purpose credit cards when it comes to controlling fuel purchases.
For major oil companies, leasing companies and petroleum marketers, we provide program management services which allow these partners to outsource the sales, marketing, credit, service, and system operations of their branded fuel card portfolios. Depending on our partners’ needs and internal capabilities, we provide our products and services in a variety of combinations ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services. Our fuel payment product partners include British Petroleum (BP), its subsidiary Arco, Shell and Speedway, and over 775 fuel marketers of all sizes.
While we refer to companies with whom we have strategic relationships as “partners,” our legal relationships with these companies are contractual, and do not constitute legal partnerships. Our contracts with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from two to seven years. No single partner represented more than 10% of our consolidated revenue in any year during the last four years.
We use both proprietary and third-party networks to deliver our fuel payment solutions, including the following examples:

North America proprietary networks for fuel payment products

•
Fuelman network—our primary proprietary fleet card network in the U.S. We have negotiated card acceptance and settlement terms with approximately 11,000 individual merchants, providing the Fuelman network with approximately 59,000 fueling sites and approximately 28,000 maintenance sites across the country.

•
Comdata network—our network of truck stops and fuel merchants for the over-the-road trucking industry. We have negotiated card acceptance and settlement terms at over 8,100 truck stops and fuel merchants across the U.S. and Canada.

•
Commercial Fueling Network (CFN)—our “members only” fueling network in the U.S. and Canada composed of over 2,500 fueling sites owned by CFN members themselves. The majority of these fueling sites are unattended cardlock facilities located in commercial and industrial areas.

•
Pacific Pride Fueling network—our "franchise" fueling network in the U.S. composed of over 1,100 fueling sites owned by more than 240 franchisees. The majority of these fueling sites are unattended cardlock facilities located in commercial and industrial areas.

International proprietary networks for fuel payment products

•
Allstar network—our proprietary fleet card network in the U.K. We have negotiated card acceptance and settlement terms with approximately 2,200 individual merchants, providing this network with over 7,300 fueling sites.

•
Keyfuels network—our proprietary fleet card network in the U.K. We have negotiated card acceptance and settlement terms with more than 500 individual merchants, providing the Keyfuels network with approximately 2,800 fueling sites.

•
CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including MOL, Benzina, OMV, Slovnaft and Shell, and with approximately 1,100 other merchants, providing the CCS network at over 2,600 fueling sites and 800 other sites accepting our cards.

•
Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus, Kazakhstan and Moldova. We have negotiated card acceptance and settlement terms with over 700 individual merchants, providing the PPR network with approximately 13,500 fueling sites across the region.

•
Efectivale network—our proprietary fuel card and voucher network in Mexico. We have negotiated acceptance and settlement terms individual merchants, providing the network with over 6,300 fueling sites.

•	CTF network—our proprietary fuel controls network in Brazil, composed of over 1,700 highway fueling sites through our partners, BR Distribuidora (Petrobas) and Ipiranga Distribuidora.
Third-Party networks for fuel payments products
In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•
MasterCard network—In the U.S. and Canada, we issue co-branded MasterCard products which are accepted at over 175,000 fuel sites and 469,000 maintenance locations. These MasterCard products have additional purchasing capabilities which, when enabled, allow the cards to be accepted at approximately 10.9 million locations throughout the U.S. and Canada.

•
Visa network—In the U.K., we issue products that utilize the Visa payment network, which includes over 8,400 fuel sites and 1,100 maintenance locations. These Visa products have additional purchasing capabilities which, when enabled, allow the cards to be accepted throughout the Visa network.

•
Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and fuel marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•
UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 55,000 points of acceptance in 40 European countries, including more than 44,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•
DKV network—DKV operates a network of over 65,000 fleet card-accepting locations across more than 40 countries throughout Europe. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet networks—A national debit network in Mexico, which includes over 11,500 fueling sites across the country.
We distribute our fuel payment solutions through direct and indirect channels to businesses of all sizes. This includes businesses with small- to medium-sized fleets, which we believe represent an attractive segment of the global commercial fleet market given their relatively high use of less efficient payment products, such as cash and general purpose credit cards. We serve customers across numerous industry verticals and particularly those verticals with significant vehicle fueling needs such as trucking, construction, manufacturing, energy, and consumer products distribution.
Our indirect channel includes our partners, such as major oil companies, leasing companies and fuel marketers. We generally provide our fuel payments solutions to our partners who offer our services under their own brands on a “white-label” basis. In turn, we leverage our partners’ brands, retail outlets, websites, and sales forces to help distribute our fuel payment products.
In Brazil, we have designed proprietary equipment which, when installed at the fueling site and on the vehicle and combined with our processing system, significantly reduces the likelihood of unauthorized and fraudulent transactions. We offer this product to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, including sea-going vessels, mining equipment, agricultural equipment, and locomotives. We generally co-brand this product with BR Distribuidora (Petrobas) or Ipiranga Distribuidora, depending on which fuel distributor provides fuel to our fleet clients via its retail and wholesale distribution operations.
With regard to our fuel payment products, we compete with independent fuel card issuers, major oil companies and petroleum marketers. Excluding major oil companies, our most significant competitors in this product category include WEX, U.S. Bank Voyager Fleet Systems, World Fuel Services, Edenred, Sodexo, Alelo, DKV, and Radius Payment Solutions.
Lodging payment product line
We offer lodging payment solutions to businesses in North America that have employees who travel overnight for work purposes.  We offer two lodging payment products, a card-based solution for individual travelers and non-card based solution for crews.  Our solutions can be customized to meet the specific needs of our customers, including access to a deeply discount hotel network and  customer-specific rate negotiation,  the ability to customize the network to fit customers’ specific travel needs and policies, enhanced controls and reporting, and audit and tax management services.
Our lodging payment products operate on our proprietary CLC Lodging network, which includes over 16,700 hotels across the U.S. and Canada. We also can secure hotel rooms outside our proprietary network if required by our customers. The size, scale and nature of our lodging customer base enable us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and far below the rates available to the general public.
Our customers can secure room nights with our solutions through our website or mobile app, by phone or email, or by walking into participating lodging properties and presenting their FLEETCOR lodging payment product credentials.
FLEETCOR has developed data management and payment processing systems to manage client billings and reports which, combined with our discounted hotel network, provide clients with savings and increased visibility into their lodging costs.
We distribute our lodging payment solutions mostly through direct channels to businesses of all sizes and serve customers across a wide range of industries, including trucking, railroads, construction, telecom, energy, food service, retail distribution, and emergency response services such as FEMA and the American Red Cross. We provide our custom lodging solutions to large customers under contracts.
Our lodging payment solutions compete with similar offerings from Travelliance, Egencia (Expedia), hotelengine.com, and in-house travel departments of large corporations.

Toll payment product line
In Brazil, we offer an electronic toll and parking payments product to businesses and consumers in the form of RFID tags affixed to vehicles’ windshields. Our electronic toll and parking payments product operates on our proprietary Sem Parar network, which processed toll transactions for more than 3.2 million customers on 99% of the toll roads across Brazil. Our electronic tags may also be used to purchase fuel at select gas stations.
Electronic tolling provides convenience and faster travel for customers, while also reducing manual labor and cash handling at merchants’ toll booths. At gas stations, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and station throughput for merchants. Beyond these benefits, our electronic toll payment product also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.
For certain commercial customers, we also offer prepaid paper vouchers as a means of payment on toll roads. We provide these vouchers to companies who contract with third-party drivers who do not have an electronic tag in their vehicles and for whom the companies are legally obligated to prepay tolls. Our paper toll vouchers are accepted for payment within our proprietary RODOCRED toll network, on behalf of more than 96,000 customers on all toll roads across Brazil.
We distribute our toll payment products through direct and indirect channels to customers of all sizes and across a broad number of industry verticals. To reach commercial customers, we utilize the same set of direct channels as our other commercially-focused product lines including field sales, telesales and digital marketing. To reach consumers, we also place proprietary manned kiosks and unmanned vending machines in areas with high consumer foot traffic, such as shopping malls.
Our indirect channel includes a range of resellers and referral partners, including retail establishments with high consumer foot traffic such as grocery stores, pharmacies and gas stations. We provide our toll payment product to these partners under our brand and, in select cases, under the partner’s brand.
Our electronic toll payment product competes with similar offerings such as Move Mais, ConectCar (Banco Itaú and Ipiranga), Veloe (Alelo), Repom (Edenred), and Visa Vale (Banco Bradesco).
Corporate payments product line
We offer a broad suite of corporate payments solutions with vertical-specific applications, which enable our customers to manage and control electronic payments across their enterprise, optimize corporate spending and offer innovative services that increase employee efficiency and customer loyalty. Our primary corporate payments products include virtual cards, purchasing cards, travel & entertainment (T&E) cards, payroll cards and cross-border payment facilitation.  These products are predominately marketed in North America, with cross-border payments also offered in the United Kingdom and Australia. This collection of comprehensive solutions positions us to enable automation and savings across a customer’s entire accounts payables (A/P) process, including both domestic and international payables.
A virtual card provides a single-use card number for a specific amount within a defined timeframe and serves as a highly-effective replacement for check payments. Virtual cards provide enhanced security relative to checks while reducing payment costs for our customers. Full remittance data accompanies each virtual card payment, providing significant reconciliation advantages to ACH payments. We have integrated our virtual card offering into most leading ERP systems, providing a seamless experience for accounts payable personnel to select our virtual card as the payment mechanism of choice.
FLEETCOR’s virtual card product operates on the Mastercard payment network. We have built a network of approximately 700,000 merchants that accept our virtual card payments, which has been growing at an average rate of 12,500 merchants per month. This network is managed with proprietary technology that allows us to continuously expand virtual card acceptance and optimize the amount of virtual card spend we can capture. This network, coupled with a best-in-class, in-house vendor enrollment service, is a major competitive advantage.

Our purchasing and T&E cards operate on the MasterCard payment network and are accepted at approximately 10.7 million locations throughout the United States and Canada. These card products are generally sold in conjunction with our virtual card offering to augment our customers’ purchasing capabilities.  FLEETCOR also provides full A/P outsourcing services for customers who send us their entire A/P file and allow us to execute payments across all modalities, including the aforementioned products as well as ACH, wires and checks. We also provide expense management software, which combines and leverages transaction data captured from our virtual, purchasing and T&E card products to help our customers analyze and control their corporate spending.

Our virtual, purchasing and T&E card products compete with similar offerings from large financial institutions such as Bank of America, Citibank, J.P. Morgan Chase, PNC Bank, U.S. Bank, Wells Fargo and American Express.
FLEETCOR offers a payroll card product in the form of a reloadable stored value card, which operates on the MasterCard payment network and the All Point ATM network.  These cards are distributed to our customers’ employees and are funded by our customers with their employees’ earned wages. As cardholders, the employees may present the payroll card as a form of payment for personal purchases, transfer funds to their bank account or withdraw funds from participating ATMs.
Our payroll card product competes with similar offerings from First Data Corporation, Fidelity National Information Services, Global Cash Card, Green Dot Financial, Total System Services, Automatic Data Processing, Paychex and Heartland Payment Systems.
FLEETCOR’s cross-border payment services are offered predominantly to commercial customers, who range from small businesses to mid-cap corporate entities. Customers generally use our cross-border payment services to pay international suppliers, foreign office and personnel expenses, capital expenditures, and profit repatriation and dividends. We administer foreign exchange trades and payment settlement with recipients through a global network of banks, enabling us to send payments to recipients in over 200 countries and in over 140 currencies. We employ rigorous compliance standards in all geographies where we are licensed. By using transaction monitoring and watch list screening systems, we ensure payments are safe, secure, and meet all applicable regulatory requirements.
Our cross-border payment services compete with similar offerings from Western Union Business Solutions, Associated Foreign Exchange (AFEX), WorldFirst, Moneycorp, HiFX, Currencies Direct,  GPS Capital Markets and large financial institutions.
FLEETCOR’s corporate payment solutions are enabled by our technology and operations. Our ERP integrations, API capabilities, strategic vendor enrollment, and transaction management tools enable us to optimize our customers’ electronic payables programs.
We distribute our corporate payment solutions through direct and indirect channels to businesses of all sizes and types across a broad number of industry verticals. We serve customers across numerous industry verticals, such as retail, healthcare, construction, manufacturing, hospitality, energy, entertainment, insurance and trade finance. As FLEETCOR both issues and processes its virtual cards and commercial cards, we have the control and flexibility to meet the unique needs of customers in different verticals.
We generally provide our domestic corporate payment solutions under contracts with our customers. Pricing terms vary based on usage volumes, incentives and contract duration. When our corporate payment solutions include short term credit, our contracts for those solutions contain credit and collection terms.
Our indirect channel includes a broad range of VARs and other referral partners that expand our reach into new customer segments, new industry verticals and new geographies faster and at a significantly lower cost. We provide our corporate payments solutions to these partners who offer our services under our brands or their own brands on a “white-label” basis. For example, we provide healthcare payment solutions through healthcare networks, corporate payment solutions through software and services providers and payroll card solutions through payroll service providers.
Gift payment product line
We provide fully integrated gift card product management and processing services in over 55 different countries around the world. These products come in the form of plastic and digital gift cards, carry our customers’ brands and are generally accepted exclusively within the retail network, websites, and mobile applications of each respective customer.
Our services include card design, production and packaging, delivery and fulfillment, card and account management, transaction processing, promotion development and management, website design and hosting, program analytics, and card distribution channel management. The combination of our products and services provides a turnkey solution to our customers, who benefit in the form of brand promotion, cardholder loyalty, increased sales, interest income on prepaid balances, and breakage on abandoned card balances.
We distribute our gift payment products and services directly through a specialized, dedicated field sales force. We serve our commercial customers in numerous industry verticals, with a focus in restaurants, supermarkets, drugstores, airlines, hotels, apparel and other retail categories. We help our commercial customers manage distribution with omni-channel strategies which include card sales through the customers’ retail outlets, websites and mobile applications, as well as through third party locations, such as supermarkets and drug stores. This third party distribution is generally provided by other companies, such as Blackhawk and InComm, who are reliant on access to our systems to meet their distribution obligations.
We compete with a number of national companies in providing gift cards, the largest of which include First Data Corporation and Vantiv. We also compete with businesses that rely on in-house solutions.
Additional products
FLEETCOR provides several other payment products that, due to their nature or size, are not considered primary product lines.
Fleet maintenance
We provide a vehicle maintenance service offering that helps fleet customers to manage their vehicle maintenance, service, and repair needs in the U.K. This product is provided through our proprietary 1link maintenance and repair network which processes transactions for fleet customers through approximately 9,400 service centers across the U.K. With regard to our fleet maintenance product, we compete with several companies including Ebbon-Dacs and Fleet on Demand.
Employee benefit payments
In Mexico, we offer prepaid food vouchers and cards that may be used as a form of payment in restaurants and grocery stores. These payment products operate on one of the following networks:

•
Efectivale network—also our proprietary food card and voucher network in Mexico. We have negotiated acceptance and settlement terms with over 56,700 individual merchants, providing the network with over 44,600 food locations and 5,800 restaurants.

•	Carnet network—a national debit network in Mexico, which also includes over 47,400 food locations across the country.
In Brazil, we offer prepaid transportation cards and vouchers that may be used as a form of payment on public transportation such as buses, subways and trains. Our proprietary VB Servicos, Comercio e Administracao LTDA (“VB”) distribution network distributes cards and vouchers to employees on behalf of approximately 26,000 customers and negotiates with more than 1,400 public transportation agencies across Brazil.
We provide these various payment products to businesses of all sizes and industry verticals and the businesses in turn offer the products to their employees as a form of benefit. With regard to our employee benefit payment products, we compete with numerous companies, the largest of which includes Edenred, Sodexo, Chèque Déjeuner, and Alelo.
Long haul transportation services
In addition to, and often in conjunction with our fuel payment product, we provide trucking companies in North America with various products and services specifically relevant to their industry, including road tax compliance analysis and reporting, permit procurement, and cash movement and disbursement. We compete with several companies in providing these products and services, including EFS (WEX), Keller, and RTS Financial.
Competition
We face considerable competition in our business. The most significant competitive factors in our business are the breadth of product and service features, credit extension, payment terms, customer service and account management, and price. For certain payment-related products, we also compete on the respective size or nature (i.e., open versus closed loop) of each product’s acceptance network. For certain payment processing services, systems and technology are also significant competitive factors. We believe that we generally compete favorably with respect to each of these factors. However, we may experience competitive disadvantages with respect to each of these factors from time to time as potential customers prioritize or value these competitive factors differently. As a result, a specific offering of our products and service features, networks and pricing may serve as a competitive advantage with respect to one customer and a disadvantage for another based on the customers’ preferences. The companies with whom we compete often vary by product line and/or geography, and are therefore identified by name in the respective product line discussions.

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
We utilize proprietary and third-party databases to develop our prospect universe and segment those prospects by various characteristics, including industry, geography, size, and credit score, to identify potential customers. We develop customized offers for different types of potential customers and work to deliver those offers through the most effective marketing channel. We actively manage prospects across our various marketing channels to optimize our results and avoid marketing channel conflicts.
Our primary means of acquiring new customers include:

•
Field sales—Our field sales organizations are comprised of remote or local office-based sales representatives who conduct face-to-face sales presentations and product demonstrations with prospects, assist with post-sale program implementation and training, and provide in-person account management. Field sales representatives also attend and manage our marketing at tradeshows. Our field sales force is generally dedicated to specific products or service categories and tend to target larger prospects.

•	Telesales—We have telesales representatives handling inbound and outbound sales calls.

•	Our inbound call volume is primarily generated as a result of marketing activities, including direct marketing, point-of-sale marketing and the internet.

•
Our outbound phone calls typically target prospects that have expressed an initial interest in our services or have been identified through database analysis as prospective customers. Our telesales teams are generally dedicated to a specific product or service category and tend to target smaller prospects. We also leverage our telesales channel to cross-sell additional products to existing customers.

•	Digital marketing—We manage numerous marketing websites around the world which tend to fall into two categories: product-specific websites and marketing portals.

•
Product-specific websites—Our product-specific websites, including fuelman.com, checkinncard.com, allstarcard.co.uk and semparar.com.br, focus on one or more specific products, provide the most in-depth information available online regarding those particular products, allow prospects to apply online (where appropriate) and allow customers to access and manage their accounts online. We manage product-specific websites for our own proprietary programs, as well as white labeled sites for our strategic relationships.

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

•
Point-of-sale marketing—We provide marketing literature at the point-of-sale within our proprietary networks and those of our partner relationships. Literature may include “take-one” applications, pump-top advertising and in-store advertising. Our point-of-sale marketing leverages the branding and distribution reach of the physical merchant locations.

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

•
Cardholder support—We provide cardholder support for individuals utilizing our payment products. This support allows cardholders to activate cards, check balances, and resolve issues in a timely and effective fashion. Cardholder support is conducted 24 hours a day, seven days per week in multiple languages utilizing telephony, web and call center technologies to deliver comprehensive and cost effective servicing. We have rigorous operational metrics in place to increase cardholder responsiveness to corporate and customer objectives.

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

•
Credit underwriting and collections—We follow detailed application credit review, account management, and collections procedures for all customers of our payment solutions. We use multiple levers including billing frequency, payment terms, spending limits and security to manage risk in our portfolio. For the years ended December 31, 2017 and 2016, our bad debt expense was $44.9 million and $35.9 million, or 7 bps and 8 bps, respectively.

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

•
Monitoring and account management—We use fraud detection programs, including both proprietary and third-party solutions, to monitor transactions and prevent misuse of our products. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts. We conduct targeted strategies to minimize exposure to high risk accounts, including reducing spending limits and payment terms or requiring additional security.

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

Technology
Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2017, we spent more than $185 million in capital and operating expenses to operate, protect and enhance our technology and expect to continue the build out of our proprietary processing platform in Europe and Asia, as well as the integration of our recently acquired businesses.
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
Our technology infrastructure is supported by highly-secure data centers, with redundant locations. We operate our primary data centers, which are located in Atlanta, Georgia; Brentwood, Tennessee; Prague; Czech Republic; Las Vegas, Nevada; Lexington and Louisville, Kentucky; Sao Paulo, Brazil; Toronto, Canada and Moscow, Russia. We use only proven technology and have no foreseeable capacity limitations. Our systems align with industry standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use security protocols for communication among applications, and our employees access critical components on a need-only basis. As of December 31, 2017, we are not aware of any material breach of our data security systems. See Item 1A, “Risk Factors-We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity risks or other technological risks, which could subject us to liability and damage our reputation” for a discussion of the potential data breach and cybersecurity risks facing the Company.
We maintain disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2017, we experienced 99.9% up-time for authorizations.
Proprietary processing systems
We operate several proprietary processing systems that provide features and functionality to run our card programs and product offerings, including our card issuing, processing and information services. Our processing systems also integrate with our proprietary networks, which provide brand awareness and connectivity to our acceptance locations that enables the “end-to-

end” card acceptance, data capture and transaction authorization capabilities of our card programs. Our proprietary processing systems and aggregation software are tailored to meet the unique needs of the individual markets they serve and enable us to create and deliver commercial payment solutions and stored value programs that serve each of our industry verticals and geographies. Our technology platforms are primarily comprised of four key components, which were primarily developed and are maintained in-house: (1) a core processing platform; (2) specialized software; (3) integrated network capabilities; and (4) a cloud based architecture with proprietary APIs.
Intellectual property
Our intellectual property is an important element of our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, confidentiality agreements, contractual provisions and similar measures to protect our intellectual property. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have internal policies regarding the protection, disclosure and use of our confidential information. Confidentiality, license or similar agreements or clauses are generally used with our business partners and vendors to control access, use and distribution of our intellectual property. Unauthorized persons may attempt to obtain our intellectual property despite our efforts and others may develop similar intellectual property independently. We own trade names, service marks, trademarks and registered trademarks supporting a number of our brands, such as FLEETCOR, Fuelman, Comdata, and Comchek (among others) in the United States. We also own trademarks and registered trademarks in various foreign jurisdictions for a number of our brands, such as Keyfuels, AllStar, CTF, and Sem Parar (among others). We hold a number of patents and pending applications relating to payment cards and fuel tax returns.
Acquisitions
Since 2002, we have completed over 75 acquisitions of companies and commercial account portfolios, including the acquisition of Cambridge Global Payments in August 2017. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. For a discussion of recent acquisitions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions”.
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
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in all states where required for business. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. Some state agencies conduct periodic examinations and issue findings and recommendations as a result of which we make changes to our operations, such as improving our reporting processes, detailing our intercompany arrangements, and implementing new or revising existing policies and procedures such as our anti-money laundering and the U.S. Department of Treasury's Office of Foreign Assets Control ("OFAC") compliance program and complaints management process, and improvements to our documentation processes.

As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders, and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states also require money transmitters and issuers of payment instruments to comply with federal and/or state anti-money laundering laws and regulations. Many states require prior approval for both direct and indirect changes of control of the licensee and certain other corporate events.
Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future for our regulated subsidiaries.
Privacy and Information Security Regulations

We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act, and Directive 95/46/EC, and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. In February 2013, the European Commission proposed additional European Union-wide legislation regarding cyber security in the form of the proposed NIS Directive. The NIS Directive was adopted by the European Parliament in July 2016 and entered into force in August 2016. The NIS Directive provides legal measures intended to boost the overall level of cybersecurity in the EU by ensuring: (1) Member States’ preparedness by requiring them to be appropriately equipped, for example, via a Computer Security Incident Response Team and a competent national NIS authority; (2) cooperation among all the Member States, by setting up a cooperation group, in order to support and facilitate strategic cooperation and the exchange of information among Member States; and (3) a culture of security across sectors vital to the EU’s economy and society, including banking, financial market infrastructures and digital infrastructure.

As a processor of personal data of EU data subjects, we are also subject to regulation and oversight in the applicable EU Member States with regard to data protection legislation. The existing Data Protection Directive, contains various obligations on the processing of personal data in the EU including restrictions on transferring personal data outside of the EU to countries which have not been recognized as having adequate data protection standards, unless specific conditions are met. Our EU operations are currently operating in accordance with these standards. In May 2018, a new European wide Regulation on data privacy will come into force. The General Data Protection Regulation (the “GDPR”) contains additional obligations on data controllers and data processors operating in the EU or offering services to consumers within the EU. While the core rules contained in the Data Protection Directive are retained in GDPR, there are significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information to be included in privacy notices and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to embed compliance with GDPR into the fabric of an organization by developing appropriate policies and practices, to achieve a standard of data protection by “design and default.” The GDPR includes enhanced data security obligations (to run in parallel to those contained in NIS regulations), requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a Data Protection Officer responsible for reporting to highest level of management within the business. There are greatly enhanced sanctions under GDPR for failing to comply with the core principles of the GDPR or failing to secure data. We are working to prepare for the GDPR in readiness for its implementation in May 2018.

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

Certain of our products that access payment networks require compliance with Payment Card Industry (“PCI”) standards. Our subsidiary, Comdata Inc., is PCI 3.2 compliant and its Attestation of Compliance is listed on MasterCard’s compliant service provider listing. Failure to maintain compliance with updates to PCI data security standards including having effective technical and administrative safeguards and policies and procedures could result in fines and assessments from payment networks and regulatory authorities, as well as litigation.
Federal Trade Commission Act
All persons engaged in commerce, including, but not limited to, us and our bank sponsors and customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, and certain products are subject to the jurisdiction of the Consumer Financial Protection Bureau ("CFPB") regarding the prohibition of unfair, deceptive, or abusive acts and practices (both, collectively, UDAAP). Various federal and state regulatory enforcement agencies including the Federal Trade Commission (“FTC”), CFPB and the state attorneys general have authority to take action against businesses, merchants and financial institutions that engage in UDAAP or violate other laws, rules and regulations. If we violate such laws, rules and regulations, we may be subject to enforcement actions and as a result, may incur losses and liabilities that may impact our business. A number of state laws and regulations also prohibit unfair and deceptive business practices.
Truth in Lending Act
The Truth in Lending Act, or TILA, was enacted as a consumer protection measure to increase consumer awareness of the cost of credit and to protect consumers from unauthorized charges or billing errors, and is implemented by Regulation Z. Most provisions of TILA and Regulation Z apply only to the extension of consumer credit, but a limited number of provisions apply to commercial cards as well. One example where TILA and Regulation Z are generally applicable is a limitation on liability for unauthorized use, although a business that acquires 10 or more credit cards for its personnel can agree to more expansive liability. Our cardholder agreements generally provide that these business customers waive, to the fullest extent possible, all limitations on liability for unauthorized card use.
Credit Card Accountability, Responsibility, and Disclosure Act of 2009
The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 is an act that, among other things, amended provisions of TILA that affect consumer credit and also directed the Federal Reserve Board to study the use of credit cards by small businesses and to make legislative recommendations. The report concluded that it is not clear whether the potential benefits outweigh the increased cost and reduced credit availability if the disclosure and substantive restrictions applicable to consumer cards were to be applied to small business cards. Legislation has been introduced, from time to time, to increase the protections afforded to small businesses that use payment cards. If legislation of this kind were enacted, our products and services for small businesses could be adversely impacted.
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
Anti-Money Laundering and Counter Terrorist Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (the "BSA") and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Our business in Canada is also subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCTFA, which is a corollary to the BSA. Among other things, the BSA and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish anti-money laundering programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records.

Non-banks that provide certain financial services are required to register with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (FinCEN) as “money services businesses” (MSBs). Through certain subsidiaries, we are registered as MSBs. As a result, we have established anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training; and (iv) an independent review function. We have developed and implemented compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various legal requirements and developments.
In addition, provisions of the BSA known as the Prepaid Access Rule issued by FinCEN impose certain obligations, such as registration and collection of consumer information, on “providers” of certain prepaid access programs, including the stored value products issued by our sponsor banks for which we serve as program manager. FinCEN has taken the position that, where the issuing bank has principal oversight and control of such prepaid access programs, no other participant in the distribution chain would be required to register as a provider under the Prepaid Access Rule. Despite this position, we have opted to register as a provider of prepaid access through our subsidiary, Comdata Inc. We are also subject to certain economic and trade sanctions programs that are administered by the OFAC that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services, and financial markets. Among its most notable provisions is the creation of the CFPB, which is charged with regulating consumer financial products or services and which is assuming much of the rulemaking authority under TILA, ECOA, FCRA, and other federal laws affecting the extension of credit. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive, and abusive acts and practices (UDAAP) by persons offering consumer financial products or services and their service providers, and has authority to enforce these consumer financial protection laws and CFPB rules. The CFPB has not defined what is a consumer financial product or service but has indicated informally that, in some instances, small businesses may be covered under consumer protection.
As a service provider to certain of our bank sponsors, we may be subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.
In addition, the Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, with certain exceptions, debit interchange rates are capped at $0.21 per transaction with an additional component of five basis points of the transaction’s value to reflect a portion of the issuer’s fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees is not expected to have a material direct impact on our results of operations because we qualify for an exemption for the majority of our debit transactions.
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
Escheat Regulations
We may be subject to unclaimed or abandoned property (escheat) laws in the United States that require us to turn over to certain government authorities the property of others that we hold that has been unclaimed for a specified period of time such as payment instruments that have not been presented for payment and account balances that are due to a customer following discontinuation of our relationship. We may be subject to audit by individual U.S. states with regard to our escheatment practices.
Prepaid Card Regulations
Prepaid card programs managed by us are subject to various federal and state laws and regulations, in addition to those identified above, including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Federal Reserve’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on us, is in flux. At this time we are unable to determine the impact that the clarification of these laws and their potential application and future interpretations, as well as new laws, may have on us in a number of jurisdictions. On October 5, 2016, the Consumer Financial Protection Bureau issued a final rule amending Regulations E and Z to create comprehensive consumer protections for prepaid financial products, and on January 25, 2018, the CFPB released final amendments to the final rule, clarifying certain disclosure provisions and reducing potential liability with respect to cardholders who are not registered and verified. These changes include a delay of the final rule’s effective date until April 1, 2019. The extensive nature of these regulations and the implementation dates for this additional rulemaking may result in additional compliance obligations and expense for our business.
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
Employees and labor relations
As of December 31, 2017, we employed approximately 7,890 employees, approximately 2,620 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.
Additional Information
Our website address is www.fleetcor.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all related amendments required to be filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, at our website under the headings “Investor Relations—SEC Filings.” Information from our website is not incorporated by reference into this annual report on Form 10-K.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2017. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	62	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	58	Chief Financial Officer
Kurt P. Adams	48	President—Comdata Corporate Payments
Andrew R. Blazye	59	President—International Corporate Development
John S. Coughlin	50	Executive Vice President—Global Corporate Development
Pedro L. Donda	64	President-—Serviços e Tecnologia de Pagamentos S.A. ("STP")
Charles R. Freund	45	Executive Vice President—Corporate Strategy
Alexey P. Gavrilenya	41	President—Continental Europe
Alan King	41	President—UK, Australia and New Zealand
David D. Maxsimic	58	President—North America Partners
Armando L. Netto	49	President—Brazil
John A. Reed	63	Technology Executive Officer
Gregory L. Secord	55	President—Comdata North America Trucking and CLC Lodging
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
Kurt P. Adams joined us in September 2015 as our President—Comdata Corporate Payments. Prior to joining us, Mr. Adams was most recently President, Corporate Payments Solutions for U.S. Bancorp. Prior to that, Mr. Adams led strategy and planning for NOVA Information Systems (now Elavon – a U.S. Bancorp subsidiary) in Europe. Prior to his career in payments, Mr. Adams enjoyed a successful investment banking career with Piper Jaffray.
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
Charles R. Freund was named our Executive Vice President-Corporate Strategy in January 2017 and has been with us since 2000. During his tenure with FLEETCOR, Mr. Freund has held numerous roles including Executive Vice President-Global Sales, President-Emerging Markets, Senior Vice President-Corporate Strategy, Managing Director-The Fuelcard Company UK Limited, and Vice President of Business Development.
Alexey P. Gavrilenya was named President—Continental Europe in February 2016, adding to his responsibilities as President—Central/Eastern Europe. Mr. Gavrilenya has been President, Eastern Europe since May 2011, where he has been responsible for PPR and NKT. From March 2009 to April 2011, Mr. Gavrilenya served as our Executive Vice President Strategy and Finance, Eastern Europe. Prior to joining us, Mr. Gavrilenya was Chief Financial Officer of Matarex, Ltd.

Alan King joined us in August 2016 as our President—UK, Australia and New Zealand. Prior to joining us, Mr. King held various positions at MasterCard from 2005 to 2016, including Managing Director of MasterCard Prepaid Management Services, Group Head of Global Prepaid Solutions, Group General Manager for Market and Business Development in the UK and Ireland and General Manager of Global Accounts. Prior to MasterCard, Mr. King held leadership positions at VISA in the CEMEA region from 2003 to 2005 and at Citibank from 1998 to 2003, largely across commercial payments in international markets. Mr. King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
David D. Maxsimic was named President—North America Partners in November 2015 and in July 2017 assumed leadership of the U.S. sales shared services. Mr. Maxsimic joined us in January 2015 as our Group CEO—UK and Australasia. Prior to joining us, Mr. Maxsimic held various positions at WEX (also known as Wright Express) from 1997 to 2014, including President International, executive vice president of sales and marketing, senior vice president of sales, and vice president and general manager for Wright Express Direct Card. Prior to WEX, Mr. Maxsimic served as senior sales executive for several major fleet service companies, including U.S. Fleet Leasing, GE Capital Fleet Services, and PHH Fleet America. Mr. Maxsimic has over 25 years of experience in sales, marketing and managing customer relationships, in addition to managing and executing sales of complex financial services.
Armando L. Netto joined us in June 2014 as our President—Brazil. Prior to joining us, Mr. Netto led IT Services for TIVIT, an IT and BPO services company, from 2006 to 2014, where he led the integration of functional areas into the business unit, focused on onboarding new clients and ensured service quality. Prior to TIVIT, Mr. Netto held various leadership roles with Unisys and McKinsey, where he gained international experience in Europe supporting clients in the UK, France, Austria, Portugal and the Netherlands.
John A. Reed was named Technology Executive Officer effective January 2018, over system development and emerging technologies. Prior to this role, Mr. Reed served as our Global Chief Information Officer over product development and IT operations since 2013. From 2000 to 2009, Mr. Reed served various technology leadership roles at MBNA/Bank of America, Zurich Insurance and Unisys. From 1997 to 2000, Mr. Reed was the President and Managing Director for Business Innovations Inc., a financial services technology consulting company.
Gregory L. Secord joined us in July 2015 as our President—Comdata North America Trucking and in July 2017 assumed leadership of the U.S. operations shared services. Prior to joining us, Mr. Secord worked with ADP, where he was President—ADP Canada operations. Prior to his 20 year career with ADP, Mr. Secord held sales and marketing management roles with Canon and Xerox.

ITEM 1A. RISK FACTORS
You should carefully consider the following risks applicable to us. If any of the following risks actually occur, our business, operating results, financial condition and the trading price of our common stock could be materially adversely affected. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See "Note Regarding Forward-Looking Statements" in this report.
Risks related to our business
A decline in retail fuel prices could adversely affect our revenue and operating results.
Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2017, approximately 13% our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.
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
Approximately 10% of our consolidated revenue in 2017 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.
If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.
We are subject to the credit risk of our customers which range in size from small sole proprietorships to large publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit-worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our fleet customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment, we experience increased customer defaults and preference claims by bankrupt customers. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition. Our bad debt expense was $44.9 million in 2017 and $35.9 million in 2016, or 7 bps in 2017 and 8 bps in 2016, respectively.

We derive a significant portion of our revenue from program fees and charges paid by the users of our cards. Any decrease in our receipt of such fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.
Our card programs include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represent 6% of our consolidated revenue for the year ended December 31, 2017. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.
We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.
The market for our products and services is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. In the fleet card business, our primary competitors in North America are small regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards, and major financial services companies that provide card services to major oil companies and petroleum marketers. In the commercial payments business, we face a variety of competitors, some of which have greater financial resources, name recognition and scope and breadth of products and services. Competitors in the hotel card business include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies. We also compete for customers with providers of alternative payment mechanisms, such as merchants offering house cash accounts or other forms of credit. Our primary competitors in Europe, Australia and New Zealand are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers. Our primary competitors in Latin America are independent providers of fleet cards and vouchers for food, fuel, tolls, and transportation and major oil companies and providers of card outsourcing services to major oil companies and petroleum marketers who offer commercial fleet cards.
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
Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources than we do. In addition, our larger competitors may also have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. Many of our competitors provide additional and unrelated products and services to customers, such as treasury management, commercial lending and credit card processing. By providing these services that we do not provide, these competitors have an advantage of being able to bundle their products and services together and present them to existing customers with whom they have established relationships, sometimes at a discount. For example, in the commercial payments business, we compete with full service banks that are able to offer treasury management and commercial lending in addition to commercial payment solutions. If price competition continues to intensify, we may have to increase the incentives that we offer to our customers, decrease the prices of our products and services or lose customers, each of which could adversely affect our operating results. In the fleet card business, major oil companies and petroleum marketers and large financial institutions may choose to integrate fuel-card services as a complement to their existing card products and services, as well as offer add-on complementary services. As a result, they may be able to adapt more quickly to new or emerging technologies and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.
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
We intend to seek to expand our strategic relationships with major oil companies and to establish additional relationships with other petroleum marketers. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” We use this term in the business sense to refer to strategic business relationships formed through contracts such as Card Program Agreements, and not in the legal sense of operating under legal partnership arrangements created pursuant to laws such as the Uniform Partnership Act. During 2017, our top three strategic relationships with major oil companies accounted for less than 6% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from about one to six years.
The success of our business is in part dependent on our ability to maintain these strategic relationships and enter into additional strategic relationships with major oil companies. In our relationships with these major oil companies, our services are marketed under our partners’ brands. If these partners fail to maintain their brands or decrease the size of their branded networks, our ability to grow our business may be adversely affected. Also, our inability to maintain or further develop these relationships or add additional strategic relationships could materially and adversely affect our business and operating results.
To enter into a new strategic relationship or renew an existing strategic relationship with a major oil company, we often must participate in a competitive bidding process, which may focus on a limited number of factors, including pricing. The bidding and negotiating processes generally occur over a protracted time period. The use of these processes may affect our ability to effectively compete for these relationships. Our competitors may be willing to bid for these contracts on pricing or other terms that we consider uneconomical in order to win business. The loss of our existing major oil company partners or the failure to contract or delays in contracting with additional partners could materially and adversely affect our business, operating results and financial condition.
In 2016, we received notice from an oil partner that they did not intend to renew our current contract when it expired at the end of 2017. Additionally, in 2017, we signed an agreement to extend the management of the commercial fuel card program for a strategic partner. We do not expect these contracts to have a material impact on our business and operating results.
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
With respect to the closed loop networks we utilize, a portion of our growth is derived from acquiring new merchant relationships to serve our customers, new and enhanced product and service offerings, and cross-selling our products and services through existing merchant relationships. We rely on the continuing growth of our merchant relationships and our distribution channels in order to expand our customer base. There can be no guarantee that this growth will continue. Similarly, our growth also will depend on our ability to retain and maintain existing merchant relationships that accept our proprietary closed-loop networks in areas where our customers purchase fuel and lodging. Our contractual agreements with fuel merchants and service garages typically have initial terms of one or two years and automatically renew on the same basis unless either party gives notice of termination. Our agreements with lodging providers typically have initial terms of one year and automatically renew on a month-to-month basis unless either party gives notice of termination. Furthermore, merchants with which we have relationships may experience bankruptcy, financial distress, or otherwise be forced to contract their operations. The loss of existing merchant relationships, failure to continue such relationships on similarly attractive economic terms, the contraction of our existing merchants’ operations or the inability to acquire new merchant relationships could adversely affect our ability to serve our customers and our business and operating results.
We depend on our relationships with major truck stop merchants to serve our over-the-road fuel card customers. We must maintain these relationships to effectively serve our customers that use these merchants. If we are unable to maintain these relationships, our over-the-road fuel card businesses may be adversely affected.
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
Our operating results are materially affected by conditions in the economy generally, both in the U.S and internationally. We generate revenue based in part on the volume of purchase transactions we process. Our transaction volume is correlated with general economic conditions, particularly in the U.S., Europe, Russia, Latin America, Australia and New Zealand, and the amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business related products and services by our customers. The commercial payments industry in general, and our commercial payment solutions business specifically, depends heavily upon the overall level of spending. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession, political climate or other changes, may lead our corporate customers to reduce their spending, resulting in reduced demand for, or use of, our products and services. In addition, unfavorable changes in economic conditions, may lead our fleet card customers to demand less fuel, or lead our partners to reduce their use of our products and services. As a result, a sustained deterioration in general economic conditions in the U.S. or abroad could have a material adverse effect on our revenue and profitability.
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
We are unable to predict the likely duration of current economic conditions in the U.S., Europe, Russia, Latin America, Australia and New Zealand. As a result, weaknesses in general economic conditions or increases in interest rates in key countries in which we operate could adversely affect our business and operating results.
We have expanded into new lines of business in the past and may do so in the future. If we are unable to successfully integrate these new businesses, our results of operations and financial condition may be adversely affected.
We have expanded our business to encompass new lines of business in the past. For example, we have entered into the corporate payments, stored value card, vehicle maintenance management and telematics business in the U.S. and Europe, and transaction processing, fuel, food, toll and transportation card and voucher businesses in Brazil and Mexico. We may continue to enter into new lines of business and offer new products and services in the future. There is no guarantee that we will be successful in integrating these new lines of business into our operations. If we are unable to do so, our operating results and financial condition may be adversely affected.
If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology, the marketplace requirements, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers and partners.
The markets for our products and services are highly competitive and characterized by technological change, frequent introduction of new products and services and evolving industry standards. We must respond to the technological advances offered by our competitors and the requirements of our customers and partners, in order to maintain and improve upon our competitive position and fulfill contractual obligations. We may be unsuccessful in expanding our technological capabilities and developing, marketing or selling new products and services that meet these changing demands, which could jeopardize our competitive position. In addition, we engage in significant efforts to upgrade our products and services and the technology that supports these activities on a regular basis.
The products we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at high volumes and processing speeds. Any failure to deliver an effective and secure product or service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. We may rely on third parties to develop or co-develop our solutions or to incorporate our solutions into broader platforms for the commercial payments industry. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties. Even if we are successful in developing new services and technologies, these new services and technologies may not achieve broad acceptance due to a variety of factors, including a lack of industry-wide standards, competing products and services, or resistance to these changes from our customers. In addition, we may not be able to derive revenue from these efforts.
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
At December 31, 2017, we had approximately $4.47 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

•	we may have difficulty satisfying our obligations under our debt facilities and, if we fail to satisfy these obligations, an event of default could result;

•
we may be required to dedicate a substantial portion of our cash flow from operations to required payments on our indebtedness, thereby reducing the availability of cash flow for acquisitions, working capital, capital expenditures and other general corporate activities. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations," which sets forth our payment obligations with respect to our existing long-term debt;

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
In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. Although our credit agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we will face would increase.
We meet a significant portion of our working capital needs through a securitization facility, which we must renew every three years.
We meet a significant portion of our working capital needs through a securitization facility, pursuant to which we sell accounts receivable to a special-purpose entity that in turn sells undivided participation interests in the accounts receivable to certain purchasers, who finance their purchases through the issuance of short-term commercial paper. The securitization facility has a three year term. Although we have been able to renew our Securitization Facility annually in the past, there can be no assurance that we will continue to be able to renew this facility in the future on terms acceptable to us. For example, the market for commercial paper experienced significant volatility during the financial crisis that began in 2008. Also, a significant rise in fuel prices could cause our accounts receivable to increase beyond the capacity of the securitization facility. There can be no assurance that the size of the facility can be expanded to meet these increased working capital needs. Further, we may not be able to fund such increases in accounts receivable with our available cash resources. Our inability to meet working capital needs could adversely affect our financial condition and business, including our relationships with merchants, customers and partners. Further, we are exposed to the risk of increased interest rates because our borrowings under the Securitization Facility are subject to variable rates of interest. We renewed our Securitization Facility as of November 14, 2017, with an expiration date of November 14, 2020.

We are subject to risks related to volatility in foreign currency exchange rates, and restrictions on our ability to utilize revenue generated in foreign currencies.
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2017, approximately 37% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Canadian dollar, Russian ruble, Mexican peso, Czech koruna, Euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.
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
We have been an active business acquirer in the U.S. and internationally, and, as part of our growth strategy, we expect to seek to acquire businesses, commercial account portfolios, technologies, services and products in the future. We have substantially expanded our overall business, customer base, headcount and operations through acquisitions. The acquisition and integration of each business involves a number of risks and may result in unforeseen operating difficulties and expenditures in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired business. Furthermore, acquisitions may:

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
We conduct a significant portion of our business in foreign countries and we expect to expand our operations into additional foreign countries where we may be adversely affected by operational and political risks that are greater than in the U.S.
We have foreign operations in, or provide services for commercial card accounts in Australia, Austria, Azerbaijan, Belarus, Belgium, Brazil, Bulgaria, Canada, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Gibraltar, Greece, Hong Kong, Hungary, Ireland, Italy, Kazakhstan, Latvia, Lithuania, Luxembourg, Macau, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Norway, Pakistan, Papua New Guinea, Peru, Philippines, Poland, Portugal, Romania, Russia, Singapore, Slovakia, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, United Arab Emirates and the United Kingdom. We also expect to seek to expand our operations into various countries in Asia, Europe and Latin America as part of our growth strategy.
Some of the countries where we operate, and other countries where we will seek to operate, such as Russia, Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the U.S. For example, Russia and Ukraine are experiencing significant unrest, which could escalate into broader armed conflict and additional economic sanctions by the U.S., United Nations or other countries against Russia. In addition, political discourse in the U.S. may impact business practices in Mexico and other jurisdictions. In addition, changes in laws or regulations, including with respect to payment service providers, taxation, information technology, data transmission and the Internet, revenues from non-U.S. operations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition.
In addition, conducting and expanding our international operations subjects us to other risks that we do not generally face in the U.S. These include:

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

•	increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act (the "FCPA") and OFAC regulations;

•	increased expense to comply with U.K. laws that apply to foreign operations, including the U.K. Bribery Act;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights and cultural norms in some geographies that are simply not respectful of intellectual property rights.
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
The occurrence of one or more of these events could negatively affect our international operations and, consequently, our operating results. Further, operating in international markets requires significant management attention and financial resources. Due to the additional uncertainties and risks of doing business in foreign jurisdictions, international acquisitions tend to entail risks and require additional oversight and management attention that are typically not attendant to acquisitions made within the U.S. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.
We are dependent on the efficient and uninterrupted operation of interconnected computer systems, telecommunications, data centers and call centers, including technology and network systems managed by multiple third parties, which could result in our inability to prevent disruptions in our services.
Our ability to provide reliable service to customers, cardholders and other network participants depends upon uninterrupted operation of our data centers and call centers as well as third-party labor and services providers. Our business involves processing large numbers of transactions, the movement of large sums of money and the management of large amounts of data. We rely on the ability of our employees, contractors, suppliers, systems and processes to complete these transactions in a secure, uninterrupted and error-free manner.
Our subsidiaries operate in various countries and country specific factors, such as power availability, telecommunications carrier redundancy, embargoes and regulation can adversely impact our information processing by or for our local subsidiaries.
We engage backup facilities for each of our processing centers for key systems and data. However, there could be material delays in fully activating backup facilities depending on the nature of the breakdown, security breach or catastrophic event (such as fire, explosion, flood, pandemic, natural disaster, power loss, telecommunications failure or physical break-in). We have controls and documented measures to mitigate these risks but these mitigating controls might not reduce the duration, scope or severity of an outage in time to avoid adverse effects.

We may experience software defects, system errors, computer viruses and development delays, which could damage customer relationships, decrease our profitability and expose us to liability.
Our business depends heavily on the reliability of proprietary and third-party processing systems. A system outage could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures.

Our products and services are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our customers, we cannot assure that these measures will be successful in limiting our liability.
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
We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity risks or other technological risks, which could subject us to liability and damage our reputation.
We electronically receive, process, store and transmit data and sensitive information about our customers and merchants, including bank account information, social security numbers, expense data, and credit card, debit card and checking account numbers. We endeavor to keep this information confidential; however, our websites, networks, information systems, services and technologies may be targeted for sabotage, disruption or misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of the customer and consumer information that resides on our systems are critical to the successful operation of our business. Unauthorized access to our networks and computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our service and operations. Although we are not aware of any material breach of our or our associated third parties’ computer systems or material losses relating to cyber-attacks or other information security breaches, we and others in our industry are regularly the subject of attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means, including computer viruses, malware and phishing.
Because techniques used to sabotage or obtain unauthorized access to our systems and the data we collect change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Although we believe we have sufficient controls in place to prevent disruption and misappropriation and to respond to such attacks, any inability to prevent security breaches could have a negative impact on our reputation, expose us to liability, decrease market acceptance of electronic transactions and cause our present and potential clients to choose another service provider. Any of these developments could have a material adverse effect on our business, operating results and financial condition.
We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer and consumer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of personal information of our customers, lost revenue and reputational harm.
In addition, under payment network rules, regulatory requirements, and related obligations, we may be responsible for the acts or failures to act of certain third parties, such as third party service providers, vendors, partners and others, which we refer to collectively as associated participants. The failure of our associated participants to safeguard cardholder data and other information in accordance with such rules, requirements and obligations could result in significant fines and sanctions and could harm our reputation and deter existing and prospective customers from using our services. We cannot assure you that there are written agreements in place with every associated participant or that such written agreements will ensure the adequate safeguarding of such data or information or allow us to seek reimbursement from associated participants. Any such unauthorized use or disclosure of data or information also could result in litigation that could result in a material adverse effect on our business, financial condition and results of operations.
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
Most of our stored value gift card customers in the U.S. are national retailers. During 2017, a majority of our gift card revenue was derived from the design and purchase of gift card inventory, with the remaining portion of our 2017 gift card revenue derived primarily from processing fees. If we fail to retain any of these customers, it will be difficult to find a replacement customer on a timely basis or at all because there is a limited number of national retailers in the U.S. and nearly all of those other national retailers already have a gift card solution in place, either in-house or with one of our competitors. As such, any loss of a stored value gift card customer would reduce our revenue.
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
Our balance sheet includes goodwill and intangible assets that represent approximately 66% of our total assets at December 31, 2017. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.
If we are unable to protect our intellectual property rights and confidential information, our competitive position could be harmed and we could be required to incur significant expenses in order to enforce our rights.
To protect our proprietary technology, we rely on copyright, trade secret, patent and other intellectual property laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our precautions, it may be possible for third parties to obtain and use without our consent confidential information or infringe on our intellectual property rights, and our ability to police that misappropriation or infringement is uncertain, particularly in countries outside of the U.S. In addition, our confidentiality agreements with employees, vendors, customers and other third parties may not effectively prevent disclosure or use of proprietary technology or confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure.
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
Finally, we use open source software in connection with our technology and services. Companies that incorporate open source software into their products, from time to time, face claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Open source software is also provided without warranty, and may therefore include bugs, security vulnerabilities or other defects. Some open source software licenses require users of such software to publicly disclose all or part of the source code to their software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our technology and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related technology or service, such use could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.
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
The electronic payments industry is subject to increasing regulation in the U.S. and internationally. Domestic and foreign government regulations impose compliance obligations on us and restrictions on our operating activities, which can be difficult to administer because of their scope, mandates and varied requirements. We are subject to a number of government regulations, including, among others: interest rate and fee restrictions; credit access and disclosure requirements; collection and pricing regulations; compliance obligations; security and data breach requirements; identity theft avoidance programs; and anti-money laundering compliance programs. Government regulations can also include licensing or registration requirements. While a large portion of these regulations focuses on individual consumer protection, legislatures continue to consider whether to include business customers within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business and operating results, due to increased compliance costs and new restrictions affecting the terms under which we offer our products and services.

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
Regulatory changes may also restrict or eliminate present and future business opportunities available to certain of our subsidiaries. For example, the Durbin Amendment to the Dodd-Frank Act, which serves to limit interchange fees may restrict or otherwise impact the way our subsidiaries do business or limit their ability to charge certain fees to customers. The Consumer Financial Protection Bureau ("CFPB") is also engaged in rule making and regulation of the payments industry, in particular with respect to prepaid cards, and in October 2016, the CFPB issued a final rule amending Regulations E and Z to create comprehensive consumer protections for prepaid financial products. The extensive nature of these regulations and the implementation dates for this additional rulemaking may result in additional compliance obligations and expense for our business. The CFPB’s focus on the protection of consumers might also extend to many of our small business customers. As a service provider to certain of our bank sponsors, we are subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changing regulations or standards in the area of privacy and data protection could also adversely impact us. In addition, certain of our bank partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us.
Our business is subject to U.S. federal anti-money laundering laws and regulations, including the BSA. Our business in Canada is also subject to Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCTFA, which is a corollary to the BSA. The BSA, among other things, requires money services businesses (such as money transmitters, issuers of money orders and official checks and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. The PCTFA imposes similar requirements.
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

For more information about laws, regulations and enforcement activities that may adversely affect our products and services and the markets in which we operate, see “Business- Regulatory.”

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
Governmental bodies in the U.S. and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the U.S., all financial institutions must undertake certain steps to help protect the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks, our sponsor bank and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as PCI standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to disparate consumer protection laws across different countries. Our actual or perceived failure to comply with such obligations could harm our business.

In the U.S., the European Union and in other jurisdictions around the world, we are subject to numerous and disparate consumer laws (including laws on disputed transactions) as well as regulations on eCommerce or similar legislation. If we are found to have breached any consumer, eCommerce or similar legislation in any country, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact revenue, as well as litigation, fines, penalties and adverse publicity that could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business in a manner that harms our financial position.
We collect personally identifiable information and other data from our customers. Laws and regulations in several countries restrict certain collection, processing, storage, use, disclosure and security of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. Several foreign countries and governmental bodies, including the countries of the European Union and Canada, have laws and regulations which are often more restrictive than those in the United States. The data privacy regime in the EU includes certain directives which, among other things, require European Union member states to regulate the processing and movement of personal data, marketing and the use of cookies. Each European Union member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws differ from jurisdiction to jurisdiction. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
Future restrictions on the collection, use, sharing or disclosure of personally identifiable information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features. For example, the EU-wide General Data Protection Regulation, or GDPR, which was passed by the European Union Parliament in the spring of 2016 and will become fully effective in May 2018, following a two-year implementation period, will replace the data protection laws of each European Union member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and onerous new obligations on service providers. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g., data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.
In February 2013, the European Commission proposed EU-wide legislation regarding cybersecurity in the form of the proposed Network and Information Security Directive, or the NIS Directive. The NIS Directive requires EU member states to impose cybersecurity obligations-including data breach notification requirements-to operators of “essential services” and to “digital service providers.” The NIS Directive and its implementing legislation if held to apply to us may lead to compliance obligations that require us to change one or more aspects of the way we operate our business, which could increase our operating costs, and failure to comply may result in governmental enforcement actions, litigation, fines, penalties and adverse publicity.
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
The recently passed Tax Cuts and Jobs Act (the "Tax Act") act could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted Tax Act among other things, contains significant changes to corporate taxation, including by reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, significantly limiting the tax deduction for net interest expense, limiting the deduction for post-2017 net operating losses to 80% of current year taxable income and eliminating carrybacks of such net operating losses, imposing a one-time transition tax on offshore earnings regardless of whether they are repatriated, migrating from a “worldwide” system of taxation in the direction of a territorial system (subject to certain important exceptions), allowing immediate expensing of certain new investments instead of depreciating such investments over time, modifying or repealing many business deductions and credits, and requiring the accrual of certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statements (subject to an exception for certain income that is already subject to a special method of accounting under the Code). We continue to examine the impact the new legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.
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
Litigation and regulatory actions could subject us to significant fines, penalties or requirements resulting in significantly increased expenses, damage to our reputation and/or material adverse effects on our business.
We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government audits and regulatory proceedings, customer disputes and tort claims. Responding to proceedings may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such proceedings could have a material adverse effect on our business, reputation, financial condition and results of operations. From time to time, we have had, and expect to continue to receive, inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Such inquiries have resulted in, and may continue to result in, various audits, reviews and investigations, which can be time consuming and expensive. These types of inquiries, audits, reviews, and investigations could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, changes in personnel, and increased review and scrutiny by customers, regulatory authorities, the media and others, which could have a material adverse effect on our business, reputation, financial condition and results of operations. For more information about our judicial and other proceedings, see “Business—Legal Proceedings.”

We are named in a federal securities class action lawsuit and derivative complaint; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.

In June 2017, a shareholder filed a class action complaint in the Unites States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. In July 2017, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. See “Part II-Item 3 - Legal Proceedings” below for additional information about the lawsuit and the derivative complaint. We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

Our revenues from MasterCard cards are dependent upon our continued MasterCard registration and financial institution sponsorship. If we fail to comply with the applicable requirements of MasterCard, it could seek to fine us, suspend us or terminate our registrations through our financial institution sponsors.
A significant source of our revenue comes from processing transactions through the MasterCard networks. In order to offer MasterCard programs to our customers, one of our subsidiaries is registered as a member service provider with MasterCard through sponsorship by MasterCard member banks in both the U.S. and Canada. Registration as a service provider is dependent upon our being sponsored by member banks. If our sponsor banks should stop providing sponsorship for us or determine to provide sponsorship on materially less favorable terms, we would need to find other financial institutions to provide those services or we would need to become a MasterCard member, either of which could prove to be difficult and expensive. Even if we pursue sponsorship by alternative member banks, similar requirements and dependencies would likely still exist. In addition, MasterCard routinely updates and modifies its requirements. Changes in the requirements may make it significantly more expensive for us to provide these services. If we do not comply with MasterCard requirements, it could seek to fine us, suspend us or terminate our registration, which allows us to process transactions on its networks. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing MasterCard payment processing services. If we are unable to find a replacement financial institution to provide sponsorship or become a member, we may no longer be able to provide such services to the affected customers, which would have a material adverse effect our business, financial condition and results of operations.
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

Failure to comply with the FCPA, anti-money laundering regulations, economic and trade sanctions regulations and similar laws and regulations associated with our international activities, could subject us to penalties and other adverse consequences.

As we continue to expand our business internationally, we may continue to expand into certain foreign countries, particularly those with developing economies, where companies often engage in business practices that are prohibited by U.S., U.K. and other foreign regulations, including the FCPA, the U.K. Bribery Act, the 2013 Brazilian Clean Companies Act and the 2013 Russian Law on Preventing Corruption. These laws and regulations generally prohibit us, our employees, consultants and agents from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We have implemented policies to discourage such practices; however, there can be no assurances that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. Violations of the FCPA or similar laws may result in severe criminal or civil sanctions and, in the U.S., suspension or debarment from U.S. government contracting, which could negatively affect our business, operating results and financial condition.

In addition, we are subject to anti-money laundering laws and regulations, including the BSA. Among other things, the BSA requires money services businesses (such as money transmitters and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.

Similar anti-money laundering and counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalent to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.

Violations of these laws and regulations may result in severe criminal or civil sanctions and, in the U.S., suspension or debarment from U.S. government contracting, which could negatively affect our business, operating results and financial condition. Likewise, any investigation of any potential violations of these laws and regulations by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and operating results. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws and regulations might be administered or interpreted.

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

Risks associated with operations outside the U.S. and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows.

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
The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. Factors that could cause fluctuations in the market price of our common stock include the following:

•	quarterly variations in our results of operations;

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	announcements by us or our competitors of significant contracts, acquisitions, or capital commitments;

•	announcements by third parties of significant claims or proceedings against us;

•	regulatory developments in the U.S. and abroad;

•	future sales of our common stock, and additions or departures of key personnel; and

•	general domestic and international economic, market and currency factors and conditions unrelated to our performance.
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
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are and will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
Our corporate documents and the Delaware General Corporation Law contain provisions that may enable our board of directors to resist a change in control of FLEETCOR even if a change in control were to be considered favorable by you and other stockholders. These provisions:

•	stagger the terms of our board of directors and require supermajority stockholder voting to remove directors;

•	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;

•	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings;

•	prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent; and

•	require super-majority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws.
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

ITEM 2. PROPERTIES
We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2017.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	98,000
Covington, Louisiana	Corporate accounting and treasury	24,000
Houston, Texas	Credit and collections	6,300
Concord, California	Customer support	7,100
Wichita, Kansas	CLC operations and customer support	38,000
Salem, Oregon	Pacific Pride sales, operations and customer support	10,000
Brentwood, Tennessee	Comdata sales, operations and customer support	135,000
Nashville, Tennessee	Comdata operations	38,300
Louisville, Kentucky	SVS sales, operations and customer support	66,000
Lexington, Kentucky	CLS operations	60,100
Austin, Texas	Comdata operations	4,300
New York, New York	Cambridge U.S. headquarters	5,900
Bala Cynwyd, Pennsylvania	Cambridge global exchange division	4,800

International
Prague, Czech Republic	CCS headquarters and Shell Europe (Germany, Austria, Poland, Hungary, Switzerland, Czech Republic and Slovakia, France, Belgium, Netherlands and Luxembourg) operations, credit and collections, customer service, sales and finance	38,400
Mexico City, Mexico(1)	FLEETCOR Mexico headquarters and operations	27,500
Moscow, Russia	PPR and NKT headquarters, sales, customer support, operations, credit and collections	16,300
Bryansk, Russia	Sales and marketing	19,900
Ipswich, United Kingdom(1)	Operations, sales and customer support	17,900
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters (including Cambridge Europe)	7,540
Swindon, United Kingdom	Allstar operations, sales and customer support	18,300
Walsall, United Kingdom	Operations, sales and customer support	9,500
Birmingham, United Kingdom	EPYX headquarters, sales, operations and customer support	14,800
Sao Paulo, Brazil	CTF and VB Servicios headquarters, sales, customer support and operations	32,300
Osasco, Brazil	CTF and VB Servicios operations, STP and SemParar Headquarters, sales, operations and customer support	59,900
Rio de Janeiro, Brazil	DB Trans and AExpresso headquarters, sales, operations and customer support	15,300
Auckland, New Zealand	CardLink headquarters, sales, operations and customer support	7,200
Nuremberg, Germany	Shell Europe sales	6,900
Almere, Netherlands	Travelcard headquarters, sales, customer support, operations, credit and collections	5,600
Rostov-on-Don, Russia	Gazprom headquarters and operations	10,600
Toronto, Canada	Cambridge global headquarters	27,600

(1)	We own these facilities.

We also own approximately 1.5 acres of land in Nashville, Tennessee, for employee parking. Additionally, we lease a number of minor additional facilities, including local sales and operations offices less than 3,250 square feet, small storage facilities and a small number of service stations in the United Kingdom; which are not included in the above list. We believe our facilities are adequate for our needs for at least the next 12 months. We anticipate that suitable additional or alternative facilities will be available to accommodate foreseeable expansion of our operations.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT.” As of December 31, 2017, there were 146 holders of record of our common stock. The table set forth below provides the intra-day high and low sales prices per share of our common stock for the four quarters during 2017 and 2016.

	High	Low
2017:
First Quarter	$171.78	$142.62
Second Quarter	157.36	121.52
Third Quarter	157.40	138.43
Fourth Quarter	194.51	153.45
2016:
First Quarter	$150.25	$107.56
Second Quarter	156.58	133.64
Third Quarter	174.84	137.26
Fourth Quarter	176.42	140.75
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
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may begin purchasing up to an aggregate of $500 million of the outstanding common stock over the following 18 month period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, the Company announced that its Board of Directors had authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. Since the beginning of the Program, 4,114,104 shares for an aggregate purchase price of $590 million have been repurchased.
We did not make any purchases of common stock during the three months ended December 31, 2017 as defined in Rule 10b-18(a)(3) under the Exchange Act.

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 31, 2012, at the closing price ($53.65) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index and (ii) the S&P 500® Data Processing & Outsourced Services.

Period Ending	FLEETCOR Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services
12/31/2012	$100.00	$100.00	$100.00
3/31/2013	$142.91	$112.03	$112.20
6/30/2013	$151.54	$115.09	$118.85
9/30/2013	$205.33	$126.42	$130.25
12/31/2013	$218.40	$137.00	$151.76
3/31/2014	$214.54	$138.11	$144.46
6/30/2014	$245.67	$140.46	$144.86
9/30/2014	$264.90	$129.71	$146.72
12/31/2014	$277.19	$141.84	$170.19
3/31/2015	$281.30	$147.50	$173.97
6/30/2015	$290.89	$147.64	$175.73
9/30/2015	$256.51	$129.59	$172.99
12/31/2015	$266.41	$133.74	$188.13
3/30/2016	$277.26	$131.16	$188.59
6/30/2016	$266.78	$135.62	$185.00
9/30/2016	$323.82	$147.37	$199.67
12/31/2016	$263.78	$159.78	$199.15
3/31/2017	$282.26	$163.17	$216.67
6/30/2017	$268.80	$166.64	$232.21
9/30/2017	$288.48	$175.53	$259.13
12/31/2017	$358.68	$180.79	$280.89

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA
We derived the consolidated statement of income and other financial data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheets as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that are not included in this report.
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated statement of income data:
Revenues, net	$2,249,538	$1,831,546	$1,702,865	$1,199,390	$895,171
Expenses:
Merchant commissions	113,133	104,345	108,257	96,254	68,143
Processing	429,613	355,414	331,073	173,337	134,030
Selling	170,717	131,443	109,075	75,527	57,346
General and administrative	387,694	283,625	297,715	205,963	142,283
Depreciation and amortization	264,560	203,256	193,453	112,361	72,737
Other operating, net	61	(690)	(4,242)	(29,501)	—
Operating income	883,760	754,153	667,534	565,449	420,632
Investment loss	53,164	36,356	57,668	8,586	—
Other (income) expense, net	(173,436)	2,982	2,523	(700)	602
Interest expense, net	107,146	71,896	71,339	28,856	16,461
Loss on extinguishment of debt	3,296	—	—	15,764	—
Total other (income) expense	(9,830)	111,234	131,530	52,506	17,063
Income before income taxes	893,590	642,919	536,004	512,943	403,569
Provision for income taxes	153,390	190,534	173,573	144,236	119,068
Net income	$740,200	$452,385	$362,431	$368,707	$284,501
Earnings per share:
Basic earnings per share	$8.12	$4.89	$3.94	$4.37	$3.48
Diluted earnings per share	$7.91	$4.75	$3.85	$4.24	$3.36
Weighted average shares outstanding:
Basic shares	91,129	92,597	92,023	84,317	81,793
Diluted shares	93,594	95,213	94,139	86,982	84,655
	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Cash and cash equivalents	$913,595	$475,018	$447,152	$477,069	$338,105
Restricted cash(1)	217,275	168,752	167,492	135,144	48,244
Total assets	11,318,359	9,626,732	7,889,806	8,524,701	3,908,717
Total debt	4,518,616	3,858,233	2,935,000	3,593,717	1,486,378
Total stockholders’ equity	3,676,522	3,084,038	2,830,047	2,618,562	1,223,502

(1) Restricted cash represents customer deposits repayable on demand, as well as collateral received from customers for cross-currency transactions.

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
General Business
FLEETCOR is a leading global provider of commercial payment solutions. We help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We serve businesses, merchants and partners in North America, Latin America, Europe, and Australasia. FLEETCOR’s predecessor company was organized in the United States in 1986, and FLEETCOR had its initial public offering in 2010 (NYSE: FLT).
FLEETCOR has two reportable segments, North America and International. We report these two segments as they align with our senior executive organizational structure, reflect how we organize and manage our employees around the world, manage operating performance, contemplate the differing regulatory environments in North America versus other geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results.
Our payment solutions provide our customers with a payment method designed to be superior to and more robust and effective than what they use currently, whether they use a competitor’s product or another alternative method such as cash or check. Our solutions are comprised of payment products, networks and associated services.
Our payment products function like a charge card or prepaid card and tend to be specialized for specific spend categories, such as fuel or lodging, and/or specific customer groups, such as long haul transportation. FLEETCOR’s five primary product lines are Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, we provide other payment products including fleet maintenance, employee benefits and long haul transportation-related services. Our products are used in 56 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 90% of our revenue in 2017.
FLEETCOR uses both proprietary and third-party networks to deliver our payment solutions. FLEETCOR owns and operates proprietary networks with well-established brands throughout the world, bringing incremental sales and loyalty to affiliated merchants. Third-party networks are used to broaden payment product acceptance and use. In 2017, we processed approximately 3 billion transactions within these networks, of which approximately 1.4 billion were related to our Gift product line.
FLEETCOR capitalizes on its products’ specialization with sales and marketing efforts by deploying product-dedicated sales forces to target specific customer segments. We market our products directly through multiple sales channels, including field sales, telesales and digital marketing, and indirectly through our partners, which include major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and referral partners.
We believe that our size and scale, product breadth and specialization, geographic reach, proprietary networks, robust distribution capabilities and advanced technology contribute to our industry leading position.
Executive Overview
We operate in two segments, which we refer to as our North America and International segments. Our revenue is reported net of the wholesale cost for underlying products and services. In this report, we refer to this net revenue as “revenue". See “Results of Operations” for additional segment information.
We report our results from Cambridge (acquired in the third quarter of 2017) and CLS (acquired in the fourth quarter of 2017) in our North America segment. The results of operations from the fuel card business acquired in Russia are included within our International segment. As part of our plan to exit the telematics business, on July 27, 2017, we sold NexTraq, a U.S. fleet telematics business, which has historically been included in our North America segment.

Revenues, net, by Segment. For the years ended December 31, 2017, 2016 and 2015, our North America and International segments generated the following revenue:

	Year ended December 31,
	2017		2016		2015
(in millions)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$1,429	63.5%	$1,279	69.8%	$1,232	72.3%
International	821	36.5%	552	30.2%	471	27.7%
	$2,250	100.0%	$1,832	100.0%	$1,703	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
(in millions, except per share amounts)	2017	2016	2015
Revenues, net	$2,250	$1,832	$1,703
Net income	$740	$452	$362
Net income per diluted share	$7.91	$4.75	$3.85
Adjusted Revenues, Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
(in millions, except per share amounts)
Adjusted revenues	$2,136	$1,727	$1,595
Adjusted net income	$799	$659	$593
Adjusted net income per diluted share	$8.54	$6.92	$6.30
Adjusted revenues, adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.” We use adjusted revenues as a basis to evaluate our revenues, net of the commissions that are paid to merchants that participate in certain of our card programs. The commissions paid to merchants can vary when market spreads fluctuate in much the same way as revenues are impacted when market spreads fluctuate. Thus, we believe this is a more effective way to evaluate our revenue performance on a consistent basis. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis.
Sources of Revenue
Transactions. In both of our segments, we derive revenue from transactions. A transaction is defined as a purchase by a customer utilizing one of our payment products at a participating merchant. The following diagram illustrates a typical transaction flow, which is representative of many, but not all, of our businesses.

Illustrative Transaction Flow

The revenue we derive from transactions is generated from both customers and merchants. Customers may include directly- and indirectly-sold commercial businesses as well as partners for whom we manage payment programs. Merchants may include those merchants affiliated with our proprietary networks or those participating in the third-party networks we utilize.
From our customers and partners, we generate revenue through a variety of program fees, including transaction fees, card fees, network fees and charges. These fees may be charged as fixed amounts, costs plus a mark-up, or based on a percentage of the transaction purchase amounts. Our programs include other fees and charges associated with late payments and based on customer credit risk.
From our merchants and third-party networks, we generate revenue mostly from the difference between the amount charged to a customer and the amount paid to the merchant or network for a given transaction, as well as network fees and charges in certain businesses. The amount paid to a merchant or network may be calculated as (i) the merchant’s wholesale product cost plus a markup; (ii) the transaction purchase amount less a percentage discount; or (iii) the transaction purchase amount less a fixed fee per unit. The following table provides illustrations of these three merchant payment models, which are representative of many, but not all, of our businesses.
Illustrative Merchant Payment Models

i) Cost Plus Mark-up:		ii) Percentage Discount:		iii) Fixed Fee:
Wholesale Cost	$2.86	Retail Price	$3.00	Retail Price	$3.00
Mark-up	0.05	Discount (3%)	(0.09)	Fixed Fee	(0.09)

Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91	Price Paid to Merchant	$2.91

For a transaction involving the purchase of fuel where the amount paid to the merchant is calculated under the cost plus markup model, we refer to the difference between the amount charged to the customer and the amount paid to the merchant as merchant revenue tied to fuel-price spreads. In all other cases, we refer to the difference between the amount charged to the customer and the amount paid to the merchant for a given transaction as interchange revenue.
Revenue per transaction. Set forth below is revenue per transaction by segment information for the years ended December 31, 2017, 2016 and 2015. Revenue per transactions by segment is affected by the mix of products and acquisitions, which may result in revenue per transaction by product providing more meaningful data for analysis.

	Year ended December 31,
(Unaudited)	2017	2016	2015
Transactions (in millions)
North America	1,842.4	1,714.6	1,667.5
International	1,114.5	507.8	183.9
Total transactions	2,956.9	2,222.4	1,851.4
Revenue per transaction
North America	$0.78	$0.75	$0.74
International	$0.74	$1.09	$2.56
Consolidated revenue per transaction	$0.76	$0.82	$0.92
Consolidated adjusted revenue per transaction	$0.72	$0.78	$0.86
The following table provides a breakdown of revenue per transaction by product for the years ended December 31, 2017 and 2016 (in millions, except per transaction data):

	As Reported				Pro Forma and Macro Adjusted[2]
	Year Ended December 31,				Year Ended December 31,
(Unaudited)	2017	2016	Change	% Change	2017[3]	2016[4]	Change	% Change
Fuel Cards[6]
Transactions[5]	466	434	32	7%	466	444	23	5%
Revenues, net per transaction	$2.35	$2.30	$0.05	2%	$2.29	$2.25	$0.04	2%
Revenues, net[5]	$1,096	$997	$99	10%	$1,066	$998	$68	7%

Corporate Payments
Transactions	42	39	3	7%	42	39	3	6%
Revenues, net per transaction	$6.30	$4.64	$1.66	36%	$6.26	$5.80	$0.46	8%
Revenues, net	$262	$180	$82	46%	$260	$226	$34	15%

Tolls
Transactions	916	327	589	180%	916	894	22	2%
Revenues, net per transaction	$0.36	$0.31	$0.04	13%	$0.33	$0.29	$0.04	14%
Revenues, net	$327	$103	$224	218%	$302	$257	$45	18%

Lodging
Transactions	17	13	4	30%	17	14	3	22%
Revenues, net per transaction	$7.45	$7.58	$(0.13)	(2)%	$7.45	$7.68	(0.23)	(3)%
Revenues, net	$127	$101	$26	26%	$127	105	$22	21%

Gift
Transactions	1,439	1,327	111	8%	1,439	1,327	111	8%
Revenues, net per transaction	$0.13	$0.14	$0.00	(3)%	$0.13	$0.14	$(0.01)	(7)%
Revenues, net	$194	$185	$9	5%	$194	$185	$9	5%

Other[1]
Transactions[5]	77	82	(5)	(6)%	77	82	(4)	(5)%
Revenues, net per transaction	$3.15	$3.23	$(0.08)	(2)%	$3.14	$2.99	$0.15	5%
Revenues, net[5]	$244	$266	$(23)	(8)%	$243	$244	$(1)	—%

FLEETCOR CONSOLIDATED REVENUES
‑Transactions[5]	2,957	2,222	735	33%	2,957	2,799	158	6%
‑Revenues, net per transaction	$0.76	$0.82	$(0.06)	(7)%	$0.74	$0.73	$0.02	2%
‑ Revenues, net	$2,250	$1,832	$418	23%	$2,193	$2,015	$178	9%

*Columns may not calculate due to rounding.
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
[5]2016 revenue and transactions reflect immaterial corrections from previously disclosed amounts for the prior period.
[6]Fuel Cards product category further refined to Fuel, to reflect different ways that fuel is paid for by our customers.
Revenue per transaction is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and spreads. Revenue per transaction per customer changes as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
Sources of Expense
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

•
Depreciation and amortization—Our depreciation expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include amortization of intangible assets related to customer and vendor relationships, trade names and trademarks and non-compete agreements. We also amortize intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.

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

•
Other (income) expense, net—Our other (income) expense, net includes proceeds/costs from the sale of assets, foreign currency transaction gains or losses, and other miscellaneous operating costs and revenue.

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

•
Provision for income taxes—The provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services. Our worldwide effective tax rate is lower than the U.S. statutory rate of 35%, due primarily to the Tax Cuts and Job Act ("Tax Act") and lower rates in foreign jurisdictions and foreign-sourced non-taxable income.

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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 62%, 70% and 72% of our revenue in 2017, 2016 and 2015, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the finance fees and charges based on these amounts. See “Sources of Revenue” above for further information related to the absolute price of fuel.

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

Acquisitions and Investments
During 2017, the Company completed acquisitions with an aggregate purchase price of $720.8 million, net of cash acquired of $96.2 million. During 2017, the Company made investments in other businesses of $39 million.

•
On August 9, 2017, we acquired Cambridge, a leading business to business (B2B) international payments provider, for approximately $616.1 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand our corporate payments footprint.

•	On September 26, 2017, we acquired a fuel card provider in Russia.

•	On October 13, 2017, we completed the acquisition of CLS, a small lodging tuck-in business, in the United States.
During 2016, we completed acquisitions with an aggregate purchase price of $1.3 billion, net of cash acquired of $51.3 million, which includes deferred payments made during the period related to prior acquisitions of $6.1 million.

•
In August 2016, we acquired all of the outstanding stock of Serviços e Tecnologia de Pagamentos S.A. (“STP”) for $1.23 billion, net of cash acquired of $40.2 million. STP is an electronic toll payments company in Brazil and provides cardless fuel payments at a number of Shell sites throughout Brazil. The purpose of this acquisition was to expand our presence in the toll market in Brazil.

•
During 2016, we acquired additional fuel card portfolios in the U.S. and the United Kingdom, additional Shell fuel card markets in Europe and Travelcard in the Netherlands totaling $76.7 million, net of cash acquired of $11.1 million.

•	During 2016, we made additional investments of $7.9 million related to our investment at Masternaut. We also received a $9.2 million return of our investment in Masternaut in 2016.
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

We report our results from Cambridge and CLS acquired in the third and fourth quarters of 2017, respectively, in our North America segment, from the date of acquisition. The results of operations from the fuel card business in Russia acquired in the third quarter of 2017, are included within our International segment from the date of acquisition. The results of operations from the fuel card portfolio acquired in the U.S. are included within our North America segment, from the date of acquisition. The results of operations of STP, the fuel card portfolio in the United Kingdom, the additional Shell markets, the Travelcard business in the Netherlands and the small business in Brazil are included within our International segment, from the date of acquisition.

Asset Dispositions

Telematics Businesses
As part of our plan to exit the telematics business, on July 27, 2017, we sold NexTraq, a U.S. fleet telematics business, to Michelin Group for $316.5 million. We recorded a pre-tax gain on the disposal of NexTraq of $175.0 million during the third quarter of 2017, which is net of transaction closing costs. We recorded tax on the gain of disposal of $65.8 million. The gain on the disposal is included in other (income) expense, net in the accompanying Consolidated Statements of Income. NexTraq had historically been included in our North America segment.

On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method.

We regularly evaluate the carrying value of our Masternaut investment and during the third quarter of 2017, we determined that the fair value of our 44% investment in Masternaut had declined as a result of our loss of significant influence and the operating results of Masternaut. As a result, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency translation losses previously recognized in accumulated other comprehensive income, in the accompanying Consolidated Statements of Income.

Results of Operations
Year ended December 31, 2017 compared to the year ended December 31, 2016
The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2017 and 2016 (in millions, except percentages)*.

	Year ended December 31, 2017	% of total revenue	Year ended December 31, 2016	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,428.7	63.5%	$1,279.1	69.8%	$149.6	11.7%
International	820.8	36.5%	552.4	30.2%	268.4	48.6%
Total revenues, net	2,249.5	100.0%	1,831.5	100.0%	418.0	22.8%
Consolidated operating expenses:
Merchant commissions	113.1	5.0%	104.3	5.7%	8.8	8.4%
Processing	429.6	19.1%	355.4	19.4%	74.2	20.9%
Selling	170.7	7.6%	131.4	7.2%	39.3	29.9%
General and administrative	387.7	17.2%	283.6	15.5%	104.1	36.7%
Depreciation and amortization	264.6	11.8%	203.3	11.1%	61.3	30.2%
Other operating, net	0.1	—%	(0.7)	—%	(0.8)	(108.8)%
Operating income	883.8	39.3%	754.2	41.2%	129.6	17.2%
Investment loss	53.2	2.4%	36.4	2.0%	16.8	46.2%
Other (income) expense, net	(173.4)	(7.7)%	3.0	0.2%	(176.4)	NM
Interest expense, net	107.1	4.8%	71.9	3.9%	35.3	49.0%
Loss on extinguishment of debt	3.3	0.1%	—	—%	3.3	—%
Provision for income taxes	153.4	6.8%	190.5	10.4%	(37.1)	(19.5)%
Net income	$740.2	32.9%	$452.4	24.7%	$287.8	63.6%
Operating income for segments:
North America	$541.6		$506.4		$35.2	6.9%
International	342.2		247.7		94.4	38.1%
Operating income	$883.8		$754.2		$129.6	17.2%
Operating margin for segments:
North America	37.9%		39.6%		(1.7)%
International	41.7%		44.8%		(3.2)%
Total	39.3%		41.2%		(1.9)%
NM = Not Meaningful
*Columns may not calculate due to rounding.

Revenues
Our consolidated revenue increased from $1,831.5 million in 2016 to $2,249.5 million in 2017, an increase of $418.0 million, or 22.8%. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions completed in 2016 and 2017, which contributed approximately $212 million in additional revenue.

•
Organic growth of approximately 9% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a favorable impact on our consolidated revenue for 2017 over 2016 of approximately $33 million. We believe the favorable impact of higher fuel prices and fuel spread margins, primarily in the U.S., had a favorable impact on consolidated revenues in 2017 over in 2016 of approximately $30 million. Additionally, changes in foreign exchange rates had a favorable impact on consolidated revenues in 2017 over in 2016 of approximately $3 million, primarily due to favorable changes in foreign exchange rates in Brazil.

These increases were partially offset by the impact of the disposition of the NexTraq telematics business in July 2017 of $23 million.
North America segment revenues. North America revenues increased from $1,279.1 million in 2016 to $1,428.7 million in 2017, an increase of $149.6 million, or 11.7%. The increase in our North America segment revenue was primarily due to:

•	The impact of our Cambridge and CLS acquisitions during the third and fourth quarters of 2017, respectively, which contributed approximately $51 million in additional revenue.

•	Organic growth of approximately 8%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in 2017 over in 2016 of approximately $26 million, primarily due to the favorable impact of changes in fuel prices and slightly higher fuel spread margins.

These increases were partially offset by the impact of the disposition of the NexTraq business in July 2017 of $23 million.

International segment revenue. International segment revenues increased from $552.4 million in 2016 to $820.8 million in 2017, an increase of $268.4 million, or 48.6%. The increase in our International segment revenue was primarily due to:

•	The impact of acquisitions during 2016 and 2017, which contributed approximately $161 million in additional revenue.

•	Organic growth of approximately 11% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenue for 2017 over 2016 of approximately $7 million, primarily due to favorable changes in foreign exchange rates in Brazil, as well as favorable impact of changes in fuel prices.

Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the years ended December 31, 2017 and 2016 (in millions), which we believe is useful in understanding the results of our business.

	Year Ended December 31,
(Unaudited)	2017		2016
Revenue by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,401	62%	$1,279	70%
United Kingdom	237	11	229	13
Brazil	395	18	168	9
Other	218	10	156	8
Consolidated revenues, net	$2,250	100%	$1,832	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2017		2016
Revenue by Product Category*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards[1]	$1,096	49%	$997	54%
Corporate payments	262	12	180	10
Tolls	327	15	103	6
Lodging	127	6	101	5
Gift	194	9	185	10
Other[1]	244	11	266	15
Consolidated revenues, net	$2,250	100.0%	$1,832	100%
*Columns may not calculate due to rounding.
1 Amounts shown for 2016 reflect corrections in estimated allocation of revenue by source from previously disclosed amounts.

	Year Ended December 31,[8]
(Unaudited)	2017		2016
Major Sources of Revenue*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Customer
Processing and program revenue[1]	$1,093	49%	$809	44%
Late fees and finance charges[2]	141	6	118	6
Miscellaneous fees[3]	129	6	129	7
	1,363	61	1,057	58
Merchant
Discount revenue (Fuel)[4]	303	13	260	14
Discount revenue (Nonfuel)[5]	175	8	157	9
Tied to fuel-price spreads[6]	220	10	194	11
Program revenue[7]	189	8	164	9
Consolidated revenues, net	$2,250	100%	$1,832	100%
1Includes revenue from customers based on accounts, cards, devices, transactions, load amounts, and/or purchase mounts, etc. for participation in our various fleet and workforce related programs; as well as, revenue from partners (e.g., major retailers, leasing companies, oil companies, petroleum marketers, etc.) for processing and network management services. Primarily represents revenue from North American trucking, lodging, prepaid benefits, telematics, gift cards and toll related businesses.
2Fees for late payment and interest charges for carrying a balanced charged to a customer.
3Non-standard fees charged to customers based on customer behavior or optional participation, primarily including high credit risk surcharges, over credit limit charges, minimum processing fees, printing and mailing fees, environmental fees, etc.
4Interchange revenue directly influenced by the absolute price of fuel and other interchange related to fuel products.
5Interchange revenue related to nonfuel products.
6Revenue derived from the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction.
7Revenue derived primarily from the sales of equipment, software and related maintenance to merchants.
8 Amounts shown for the years ended December 31, 2017 and 2016 reflect corrections in estimated allocation of revenue by source from previously disclosed amounts.

* We may not be able to precisely calculate revenue by source, as certain estimates were made in these allocations. Columns may not calculate due to rounding. This table reflects how management views the sources of revenue and may not be consistent with prior disclosure.

Consolidated operating expenses
Merchant commission. Merchant commissions increased from $104.3 million in 2016 to $113.1 million in 2017, an increase of $8.8 million or 8.4%. This increase was primarily due to the fluctuation of the margin between the wholesale cost and retail price of fuel and the impact of higher volume in certain revenue streams where merchant commissions are paid.
Processing. Processing expenses increased from $355.4 million in 2016 to $429.6 million in 2017, an increase of $74.2 million or 20.9%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2016 and 2017 of approximately $62 million, as well as the impact of changes in foreign exchange rates, partially offset by the impact of negotiated lower vendor processing costs. The increase in bad debt was primarily due to bad debt inherent in the acquired STP business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $6 million.
Selling. Selling expenses increased from $131.4 million in 2016 to $170.7 million in 2017, an increase of $39.3 million or 29.9%. Increases in spending were primarily due to ongoing expenses related to acquisitions completed in 2016 and 2017 of approximately $26 million and additional spending in certain lines of business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $2 million.

General and administrative. General and administrative expense increased from $283.6 million in 2016 to $387.7 million in 2017, an increase of $104.1 million or 36.7%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2016 and 2017 of approximately $42 million, increased stock based compensation expense of approximately $30 million and increases in other professional and legal fees totaling approximately $22 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $2 million.
Depreciation and amortization. Depreciation and amortization increased from $203.3 million in 2016 to $264.6 million in 2017, an increase of $61.3 million or 30.2%. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2016 and 2017 of approximately $47 million and increased capital spending. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $4 million.
Investment loss. Investment losses increased from $36.4 million in 2016 to $53.2 million in 2017. We regularly evaluate the carrying value of our Masternaut investment and during the third quarter of 2017, we determined that the fair value of our 44% investment in Masternaut had declined as a result of our loss of significant influence due to the amendment of the Masternaut investment agreement, executed September 30, 2017, and the operating results of Masternaut. As a result, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency translation losses previously recognized in accumulated other comprehensive income.
Other (income) expense, net. Other income, net was $173.4 million in 2017, compared to other expense, net of $3.0 million in 2016. The increase was due primarily to the pre-tax gain on the sale of our NexTraq business of $175 million in 2017.
Interest expense, net. Interest expense increased from $71.9 million in 2016 to $107.1 million in 2017, an increase of $35.3 million or 49.0%. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisitions in 2016 and 2017, share buybacks and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

(Unaudited)	2017	2016
Term loan A	2.79%	2.05%
Term loan B	3.28%	3.75%
Domestic Revolver A	2.88%	2.07%
Foreign Revolver B	2.05%	1.84%
Foreign Revolver B swing line	2.01%	1.84%
The average unused credit facility fee for Domestic Revolver A was 0.35% and 0.31% in 2017 and 2016, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt of $3.3 million relates to our write-off of debt issuance costs associated with the refinancing of our existing credit facility during the third quarter of 2017.
Provision for income taxes. The provision for income taxes decreased from $190.5 million in 2016 to $153.4 million in 2017, a decrease of $37.1 million or 19.5%, primarily driven by the impact of the enactment of the Tax Act, partially offset by the increase in pretax book income for 2017 as compared to 2016. On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21% and requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax can be paid over eight years.
Also, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. In accordance with SAB 118, we have a one-year measurement period in which to complete our accounting for the Tax Act.
We have made an estimate of the effects on our existing deferred tax balances and the one-time transition tax, which resulted in a provisional net tax benefit of $128.2 million, which is included as a component of income tax expense from continuing operations. We remeasured certain deferred tax assets and liabilities after considering the U.S. federal income tax rate reduction to 21%. The one-time transition tax is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes. In 2017, we recorded a provisional amount for the one-time transition tax expense of $81.8 million, net of foreign tax credits.
Net income. For the reasons discussed above, our net income increased from $452.4 million in 2016 to $740.2 million in 2017, an increase of $287.8 million or 63.6%, primarily due to the impact of the enactment of the Tax Act on earnings of approximately $127.5 million and the gain on the disposition of NexTraq of $109.2 million, partially offset by incremental amortization expense, stock based compensation expense, impairment of our investment in Masternaut and legal fees during 2017.
Operating income and operating margin
Consolidated operating income. Operating income increased from $754.2 million in 2016 to $883.8 million in 2017, an increase of $129.6 million or 17.2%. Consolidated operating margin was 41.2% in 2016 and 39.3% in 2017. The increase in operating income was primarily due to acquisitions completed in 2016 and 2017, organic growth, as well as the positive impact of the macroeconomic environment of approximately $25 million, as previously discussed. These increases were partially offset by higher operating expenses related to acquisitions completed in 2016 and 2017 of approximately $178 million, additional stock based compensation of approximately $30 million, higher professional and legal fees totaling approximately $22 million and the disposition of the NexTraq business in July 2017 of approximately $8 million. The decrease in operating margin is driven by the items discussed above.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.
North America segment operating income. North America operating income increased from $506.4 million in 2016 to $541.6 million in 2017, an increase of $35.2 million, or 6.9%. North America operating margin was 39.6% in 2016 and 37.9% in 2017. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $24 million, driven primarily by higher fuel prices. These increases were partially offset by additional stock based compensation of approximately $21 million, higher operating expenses related to acquisitions completed in 2017 of approximately $50 million, higher professional and legal fees totaling approximately $22 million and the disposition of the NexTraq business in July 2017 of approximately $8 million. The decrease in operating margin is driven by the items discussed above.
International segment operating income. International operating income increased from $247.7 million in 2016 to $342.2 million in 2017, an increase of $94.4 million, or 38.1%. International operating margin was 44.8% in 2016 and 41.7% in 2017. The increase in operating income was due primarily to the impact of acquisitions completed in 2016 and 2017 and organic growth and the slightly positive impact of the macroeconomic environment. These increases were partially offset by higher operating expenses related to acquisitions completed in 2016 and 2017 of approximately $128 million and additional stock based compensation of approximately $9 million. The decrease in operating margin is driven by the items discussed above.

Year ended December 31, 2016 compared to the year ended December 31, 2015
The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2016 and 2015 (in millions, except percentages).

	Year ended December 31, 2016	% of total revenue	Year ended December 31, 2015	% of total revenue	Increase (decrease)	% Change

North America	$1,279.1	69.8%	$1,232.0	72.3%	$47.1	3.8%
International	552.4	30.2%	470.9	27.7%	81.5	17.3%
Total revenues, net	1,831.5	100.0%	1,702.9	100.0%	128.7	7.6%
Consolidated operating expenses:
Merchant commissions	104.3	5.7%	108.3	6.4%	(3.9)	(3.6)%
Processing	355.4	19.4%	331.1	19.4%	24.3	7.4%
Selling	131.4	7.2%	109.1	6.4%	22.4	20.5%
General and administrative	283.6	15.5%	297.7	17.5%	(14.1)	(4.7)%
Depreciation and amortization	203.3	11.1%	193.5	11.4%	9.8	5.1%
Other operating, net	(0.7)	—%	(4.2)	0.2%	(3.6)	(83.7)%
Operating income	754.2	41.2%	667.5	39.2%	86.6	13.0%
Investment loss	36.4	2.0%	57.7	3.4%	(21.3)	(37.0)%
Other expense, net	3.0	0.2%	2.5	0.1%	0.5	18.2%
Interest expense, net	71.9	3.9%	71.3	4.2%	0.6	0.8%
Provision for income taxes	190.5	10.4%	173.6	10.2%	17.0	9.8%
Net income	$452.4	24.7%	$362.4	21.3%	$90.0	24.8%
Operating income for segments:
North America	$506.4		$442.0		$64.4	14.6%
International	247.7		225.5		22.3	9.9%
Operating income	$754.2		$667.5		$86.6	13.0%
Operating margin for segments:
North America	39.6%		35.9%		3.7%
International	44.8%		47.9%		(3.0)%
Total	41.2%		39.2%		2.0%
NM = Not Meaningful

Revenues
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

North America segment revenues. North America revenue increased from $1,232.0 million in 2015 to $1,279.1 million in 2016, an increase of $47.1 million, or 3.8%. The increase in our North America revenue was primarily due to:

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

International segment revenue. International segment revenues increased from $470.9 million in 2015 to $552.4 million in 2016, an increase of $81.5 million, or 17.3%. The increase in our International segment revenue was primarily due to:

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

Revenues by geography and product. Set forth below are further breakdowns of revenue by geography and product for the years ended December 31, 2016 and 2015 (in millions), which we believe is useful in understanding the results of our business.

	Year Ended December 31,
(Unaudited)	2016		2015
Revenue by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,279	70%	$1,232	72%
United Kingdom	229	13	248	15%
Brazil	168	9	85	5%
Other	156	8	138	8%
Consolidated revenues, net	$1,832	100%	$1,703	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2016		2015
Revenue by Product Category*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards[1]	$997	54%	$992	58%
Corporate payments	180	10	162	10%
Tolls	103	6	9	1%
Lodging	101	5	92	5%
Gift	185	10	170	10%
Other[1]	266	15	278	16%
Consolidated revenues, net	$1,832	100%	$1,703	100%
*Columns may not calculate due to rounding.
1 Amounts shown for the years ended December 31, 2016 and 2015 reflect corrections in estimated allocation of revenue by product from previously disclosed amounts.
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

Processing. Processing expenses increased from $331.1 million in 2015 to $355.4 million in 2016, an increase of $24.3 million, or 7.4%. Increases in processing expenses were primarily due to ongoing expenses related to acquisitions completed in 2016 and incremental bad debt expense, partially offset by the impact of fluctuations in foreign exchange rates and lower negotiated vendor processing costs.
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
Other operating, net. Other operating, net decreased from $4.2 million in 2015 to $0.7 million in 2016. The decrease is due to favorable reversals of various contingent liabilities for tax indemnifications related to our acquisitions of DB Trans S.A. ("DB") and VB in Brazil in 2015.
Investment loss. Losses at our equity method investment decreased from $57.7 million in 2015 to $36.4 million in 2016. The decrease was primarily due to a non-recurring gain of $13.8 million during 2016, as well as less costs incurred to restructure the operations of the business and a smaller impairment of our investment, compared to 2015.
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
Interest expense, net. Interest expense was $71.3 million in 2015 compared to $71.9 million in 2016. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the relevant unused credit facility fees.

(Unaudited)	2016	2015
Term loan A	2.05%	1.94%
Term loan B	3.75%	3.75%
Domestic Revolver A	2.07%	1.95%
Foreign Revolver B	1.84%	2.36%
Foreign Revolver B swing line	1.84%	2.29%
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
Operating income and operating margin
Consolidated operating income. Operating income increased from $667.5 million in 2015 to $754.2 million in 2016, an increase of $86.6 million, or 13.0%. Consolidated operating margin was 39.2% in 2015 and 41.2% in 2016. The increase in operating income was primarily due to acquisitions completed in 2016, $26 million less stock based compensation expense compared to 2015 and organic growth in the business, partially offset by the negative impact of the macroeconomic environment of approximately $82 million, driven by lower fuel prices and spreads, and unfavorable fluctuations in foreign exchange rates.
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
International segment operating income. International operating income increased from $225.5 million in 2015 to $247.7 million in 2016, an increase of $22.3 million, or 9.9%. International operating margin was 47.9% in 2015 and 44.8% in 2016. The increase in operating income was due primarily to acquisitions completed in 2016 and organic growth in the business, partially offset by the approximately $26 million unfavorable impact of the macroeconomic environment, specifically unfavorable changes in foreign exchange rates, as well as the negative impact of fuel prices internationally. The impact of changes in fuel price spreads was negligible.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At December 31, 2017, our cash balances totaled $1,130.9 million, with approximately $217.3 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At December 31, 2017, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested was $556.1 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations.
In the fourth quarter of 2017, the U.S. enacted the Tax Act, which includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. We have provisionally recorded an $81.8 million charge on these undistributed earnings in 2017. As permitted by the Tax Act, we intend to pay the one-time transition tax in eight annual interest-free installments beginning in 2018. We are currently evaluating the remaining undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.

We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2017, we had no additional liquidity under our Securitization Facility. At December 31, 2017, we had approximately $615 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
(in millions)	2017	2016	2015
Net cash provided by operating activities	$675.7	$705.9	$754.6
Net cash used in investing activities	(497.8)	(1,389.6)	(99.4)
Net cash provided by (used in) financing activities	251.9	754.0	(648.1)
Operating activities. Net cash provided by operating activities decreased from $705.9 million in 2016 to $675.7 million in 2017. Operating cash flows were primarily affected by higher net income, the gain on the sale of our NexTraq business in 2017 (treated as an investing activity) and deferred income taxes resulting from enactment of the Tax Act. Also included in cash flows from operating activities were unfavorable working capital adjustments primarily due to the timing of cash receipts and payments in 2017 over the comparable period in 2016.
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
Investing activities. Net cash used in investing activities decreased from $1.4 billion in 2016 to $497.8 million in 2017. This decrease was primarily due to reduction in cash outlay for acquisitions and the proceeds received from the sale of our NexTraq business during the third quarter of 2017.
Net cash used in investing activities increased from $99.4 million in 2015 to $1,389.6 million in 2016. This increase was primarily due to the increase in cash paid for our STP and Travelcard acquisitions completed in 2016.
Financing activities. Net cash provided by financing activities decreased from $754.0 million in 2016 to $251.9 million in 2017. The decrease is primarily due to additional repayments on our Credit Facility of $599.8 million in 2017 over 2016, and increased spending to repurchase our common stock of $214.7 million, partially offset by an increase in borrowings of $243 million on our Securitization Facility and an increase in borrowings of $55.5 million on our Credit Facility.
Net cash from financing activities increased from net cash used of $648.1 million in 2015 to net cash provided of $754.0 million in 2016. The increase was primarily due to an increase in net borrowings on our revolving Credit Facility and term loans of $952.2 million and $585.0 million, respectively, to fund acquisitions during 2016.

Capital spending summary
Our capital expenditures increased from $59.0 million in 2016 to $70.1 million in 2017, an increase of $11 million or 18.8%. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems, as well as incremental spending related to acquisitions in 2016 and 2017.
Our capital expenditures increased from $41.9 million in 2015 to $59.0 million in 2016, an increase of $17 million or 40.9%. This increase was primarily due to increased spending on strategic projects, including continued investment in our GFN application.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.33 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350.0 million as of December 31, 2017. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars.
On January 20, 2017, we entered into the second amendment to the Credit Agreement, which established a new term B loan. Interest on the term B loan facility accrues based on the Eurocurrency Rate or the Base Rate at 2.25% for Eurocurrency Loans and at 1.25% for Base Rate Loans. Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.
On August 2, 2017, we entered into the third amendment to the Credit Agreement, which increased the total facility by $708.7 million and extended the terms of the credit facilities. The stated maturity dates for the term A loan, revolving loans and letters of credit under the Credit Agreement is August 2, 2022 and August 2, 2024 for the term B loan. The term A and revolver pricing remains the same and the term B pricing was reduced by 25 basis points to LIBOR plus 200 basis points.
At December 31, 2017, the interest rate on the term A loan and the domestic revolving A facility was 3.32%, the interest rate on the foreign revolving B facility was 2.25%, the interest rate on the revolving B facility foreign swing line of credit was 2.22% and the interest rate on the term B loan was 3.57%. The unused credit facility was 0.35% for all revolving facilities at December 31, 2017.
The Credit Agreement also contains an accordion feature for borrowing an additional $750 million in term A, term B or revolver A debt. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios.As of December 31, 2017, we were in compliance with each of the covenants under the Credit Facility.
Our Credit Agreement contains a number of negative covenants restricting, among other things, limitations on liens (with exceptions for our Securitization Facility) and investments, incurrence or guarantees of indebtedness, mergers, acquisitions, dissolutions, liquidations and consolidations, dispositions, dividends and other restricted payments and prepayments of other indebtedness. In particular, we are not permitted to make any restricted payments (which includes any dividend or other distribution) except that the we may declare and make dividend payments or other distributions to our stockholders so long as (i) on a pro forma basis both before and after the distribution the consolidated leverage ratio is not greater than 3.25:1.00 and we are in compliance with the financial covenants and (ii) no default or event of default shall exist or result therefrom. The

Credit Agreement also contains customary events of default. The Credit Agreement includes financial covenants where the Company is required to maintain a consolidated leverage ratio to consolidated EBITDA of less than (i) 4.00 to 1.00 as of the end of any fiscal quarter provided that in connection with any Material Acquisition the leverage ratio may be increased to 4.25 to 1.00 for the quarter in which the Material Acquisition is consummated and the next three fiscal quarters; and a consolidated interest coverage ratio of no more than 4.00 to 1.0.

The obligations of the Borrowers under the Credit Agreement are secured by substantially all of the assets of FLEETCOR and its domestic subsidiaries, pursuant to a security agreement and includes a pledge of (i) 100% of the issued and outstanding equity interests owned by us of each Domestic Subsidiary and (2) 66% of the voting shares of the first-tier foreign subsidiaries, but excluding real property, personal property located outside of the U.S., accounts receivables and related assets subject to the Securitization Facility and certain investments required under money transmitter laws to be held free and clear of liens.

At December 31, 2017, we had $2.7 billion in borrowings outstanding on term A loan, excluding the related debt discount, $349.1 million in borrowings outstanding on term B loan, excluding the related debt discount, $635 million in borrowings outstanding on the domestic revolving A facility, $28.3 million in borrowings outstanding on the foreign revolving B facility and $6.9 million in borrowings outstanding on the foreign swing line revolving B facility. The Company has unamortized debt discounts of $6.0 million related to the term A facility and $0.7 million related to the term B facility and deferred financing costs of $5.1 million at December 31, 2017. In August 2017, the Company expensed $3.3 million and capitalized $10.6 million of debt issuance costs associated with the refinancing of its Credit Facility. The effective interest rate incurred on term loans was 2.69% and 2.57% during 2017 and 2016, respectively, related to the discount on debt.
During 2017, we made principal payments of $423.2 million on the term loans, $930.0 million on the domestic revolving A facility, $101.7 million on the foreign revolving A facility and $52.7 million on the foreign swing line revolving B facility.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the Fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. The current purchase limit under the Securitization Facility is $950 million and the Securitization Facility expires on November 14, 2020. The Securitization Facility contains certain customary financial covenants.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of December 31, 2017 and one month LIBOR or the Commercial Paper Rate plus 0.90% as of December 31, 2016. The program fee was 1.55% plus 0.86% as of December 31, 2017 and 0.85% plus 0.90% as of December 31, 2016. The unused facility fee is payable at a rate of 0.40% as of December 31, 2017 and 2016.
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
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2017.
Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $29.3 million, of which $3.6 million is payable in the next twelve months and $25.7 million in periods beyond a year.

Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may purchase up to an aggregate of $500 million of our common stock over the following 18 months period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, we announced that our Board of Directors had authorized an additional increase in the size of the Program by an another $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. With the increase and giving effect to $590.1 million of previous repurchases, we may repurchase up to $510 million in shares of our common stock at any time prior to February 1, 2019.
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
On August 3, 2017, as part of the Program, we entered an Accelerated Share Repurchase agreement ("ASR Agreement") with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the ASR Agreement, we delivered $250 million in cash and received 1,491,647 shares based on a stock price of $142.46 on August 7, 2017. The ASR Agreement was completed on September 7, 2017, at which time the we received 263,012 additional shares based on a final weighted average per share purchase price during the repurchase period of $142.48.
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
Since the beginning of the Program, 4,114,104 shares for an aggregate purchase price of $590.1 million have been repurchased. There were 2,854,959 common shares totaling $402.4 million repurchased under the Program during 2017.
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
See Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenue recognition and presentation. Revenue is derived from our merchant and network relationships, as well as from customers and partners. We recognize revenue on fees generated through services primarily to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and record revenue net of the wholesale cost of the underlying products and services based on the following: (i) we are not the primary obligor in the arrangement and we are not responsible for fulfillment and the acceptability of the product; (ii) we have no inventory risk, do not bear the risk of product loss and do not make any changes to the product or have any involvement in the product specifications; (iii) we do not have significant latitude with respect to establishing the price for the product and (iv) the amount we earn for our services is fixed, within a limited range. We recognize revenue from merchant and network relationships, processing and other arrangements when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured, as more fully described below.

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
We also derive revenue from customers and partners from a variety of program fees including transaction fees, card fees, network fees, service fees, report fees and other transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. Such services are provided through proprietary networks or through the use of third-party networks. Transaction fees and other transaction-based fees generated from our proprietary networks and third-party networks are recognized at the time the transaction is captured. Card fees, network fees and program fees are recognized as we fulfill our contractual service obligations. In addition, we recognize revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada. Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed. The Company ceases billing and accruing for late fees and finance charges approximately 30-40 days after the customer’s balance becomes delinquent.
We also charge our customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. We recognize fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is provided. Revenue is also derived from the sale of equipment and cards in certain of our businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the Consolidated Statements of Income. The related cost of sales for the equipment is recorded within processing expenses in the Consolidated Statements of Income. We have recorded $96.8 million of expenses related to sales of equipment within the processing expenses line of the Consolidated Statements of Income in 2017. Sales commissions paid to personnel are expensed as incurred.
We deliver both stored value cards and card-based services primarily in the form of gift cards. For multiple-deliverable customer contracts, stored value cards and card-based services are separated into two units of accounting. Stored valued cards are generally recognized upon shipment to the customer. Card-based services are recognized when the card services are rendered.
We present taxes assessed by the government imposed concurrent with a revenue producing transaction between us and our customers (e.g. VAT) on a net basis within revenues, net.
Our fiscal year ends on December 31. In certain of our U.K. businesses, we record the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31.
Accounts receivable. As described above under the heading “Securitization facility,” we maintain a revolving trade accounts receivable Securitization Facility. The current purchase limit under the Securitization Facility is $950 million. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $950 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
We utilize proceeds from the sale of our accounts receivable as an alternative to other forms of financing, to reduce our overall borrowing costs. We have agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates our cost of servicing. We retain a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.
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
Foreign receivables are not included in our receivable securitization program. At December 31, 2017 and 2016, there was $811 million and $591 million, respectively, of short-term debt outstanding under our accounts receivable Securitization Facility.
Credit risk and reserve for losses on receivables. We control credit risk by performing periodic credit evaluations of our customers. Payments from customers are generally due within 14 days or less of billing. We routinely review our accounts receivable balances and make provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible once they age past 90 days and are deemed uncollectible from the customer. We also provide an allowance for receivables aged less than 90 days that we expect will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2017, approximately 96% of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
Impairment of long-lived assets, intangibles and investments. We test our long-lived assets for impairment in accordance with relevant authoritative guidance. We evaluate if impairment indicators related to our property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, we estimate the future cash flows for the asset or asset group. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with management’s intended actions. If the carrying amount exceeds the sum of the undiscounted future cash flows, we determine the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, we perform our testing of the asset group at the business-line level, as this is the lowest level for which identifiable cash flows are available.
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
We estimated the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. We discounted the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.
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
Based on the goodwill asset impairment analysis performed quantitatively on October 1, 2017, we determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
We also regularly evaluate the carrying value of our investments, which are not carried at fair value, for other-than-temporary impairment. We estimate the fair value of our investments using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of our investments in developing the valuation estimate.
On September 30, 2017, we entered into an amended Masternaut Group Holdings Limited ("Masternaut") investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method. We regularly evaluate the carrying value of our investment and during the third quarter of 2017, we determined that the fair value of our 44% investment in Masternaut had declined as a result of our loss of significant influence. As a result, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency losses previously recognized in accumulated other comprehensive income, in the year ended December 31, 2017, in the accompanying Consolidated Statements of Income. During the fourth quarters of 2016 and 2015, we determined that the performance improvement initiatives in our investment in Masternaut were taking longer to and were more challenging to implement than originally projected, based on revised cash flow projections provided by the business. As a result, we recorded a $36.1 million and $40 million non-cash impairment charge in its Masternaut investment for 2016 and 2015, respectively.
Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We evaluate on a quarterly basis, whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.
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

In the fourth quarter of 2017, the U.S. government enacted tax legislation referred to as the Tax Act. As a result of Tax Act, the U.S. federal corporate tax rate was reduced from 35% to 21%. The Tax Act also includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. We have provisionally recorded a $210 million deferred tax benefit for the benefit for the corporate rate reduction on our deferred tax assets and liabilities. Additionally, in 2017, We have provisionally recorded an $81.8 million charge on all previously undistributed earnings in foreign jurisdictions. We are currently evaluating the remaining undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material. If in the future these earnings are repatriated to the U.S., or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. See Note 11 for further information regarding income taxes.
Business combinations. Business combinations completed by us have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date and changes thereafter reflected in income. For significant acquisitions, we obtain independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist us in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The results of the acquired businesses are included in our results of operations beginning from the completion date of the applicable transaction.
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
Stock-based compensation. We account for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by our board of directors. Options granted have vesting provisions ranging from one to five years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. Option forfeitures are accounted for upon occurrence. We base the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.
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
Derivatives. With our acquisition of Cambridge in August 2017, we use derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The majority of Cambridge's revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, Cambridge also writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. We aggregate our foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The changes in fair value related to these contracts are recorded in revenues, net in the Consolidated Statements of Income.
We recognize all derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.
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

Tax Act. The SEC staff issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standards updates, that clarifies certain points of the standard and modifies certain requirements.

We have performed a review of the requirements of the new revenue standard and we are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have established an implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, we analyzed customer contracts for our most significant contract categories, applied the five-step model of Topic 606 to each contract category and comparing the results to our current accounting practices. The second phase, which includes quantifying the potential effects identified during the first phase, assessing additional contract categories and principal versus agent considerations, revising accounting policies and considering the effects on related disclosures and/or internal control over financial reporting is ongoing and expected to be concluded during the first quarter of 2018.

Topic 606 could change the amount and timing of revenue and expenses to be recognized under certain of our arrangement types. In addition, it could also increase the administrative burden on our operations to account for customer contracts and provide the more expansive required disclosures. More judgment and estimates may be required within the process of applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected customer lives. We are in the process of finalizing our assessment and completing the quantification of the effect the new guidance will have on our consolidated financial statements, related disclosures and/or internal control over financial reporting. This conclusion will be made over the remainder of the first quarter of 2018 and will include finalizing our evaluation of the application of the principal vs. agent guidance, specifically as it relates to products where we utilize a third-party payment network and in certain businesses where we pay merchant commissions. However, our preliminary view is that the expected amount and timing of revenue to be recognized under Topic 606 for our most significant contract categories, fuel card payments, lodging payments, toll payments, corporate payments, and gift cards, will be similar to the amount and timing of revenue recognized under our current accounting practices, except as it relates to the presentation of certain costs where we may be determined to be an agent in the processing relationship under the new guidance, resulting in recording such costs as a reduction of revenue. We will be required to capitalize additional costs to obtain contracts with customers, and, in some cases, may be required to amortize these costs over a contractual time period. Finally, we expect disclosures about our revenues and related customer acquisition costs to be more extensive.

We plan to adopt Topic 606, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, effective January 1, 2018. We will apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts that are not completed at the date of initial application. Under this method, we would not restate the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
Accounting for Leases. In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for us for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for operating leases in the Consolidated Balance Sheet upon adoption.
Accounting for Breakage. In March 2016, the FASB issued ASU 2016-04, “Liabilities-Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products”, which requires entities that sell prepaid stored value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The ASU must be adopted using either a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Cash Flow Classification. In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends the guidance in ASC 230, Statement of Cash Flows. This amended guidance reduces the diversity in practice that has resulted from the lack of consistent principles related to the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.Our adoption of this ASU is not expected to have a material impact on the results of operations or financial condition.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which amends the guidance in ASC 230, Statement of Cash Flows, on the classification and presentation of restricted cash in the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We do not believe the adoption of this ASU will impact the results of operations, financial condition, or cash flows.
Intangibles - Goodwill and Other Impairment. In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, unless a goodwill impairment is identified.
Definition of a Business. In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business", which amends the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for the reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, however it could result in accounting for acquisitions as asset acquisitions versus business combinations upon adoption.
Accounting for Modifications to Stock-Based Compensation. In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The guidance is effective for reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Accounting for Derivative Financial Instruments. In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance is effective for reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Contractual obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2017 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$3,663.9	$805.5	$271.0	$2,256.2	$331.2
Securitization Facility	811.0	811.0	—	—	—
Estimated interest payments- Credit Facility(b)	534.1	119.5	330.8	77.0	6.8
Estimated interest payments- Securitization Facility(b)	57.0	19.5	37.5	—	—
Operating leases	92.0	19.3	26.5	20.9	25.3
Deferred purchase price(c)	29.3	3.6	25.7	—	—
Other(c)	18.1	—	13.5	1.4	3.2
Total	$5,205.4	$1,778.5	$704.9	$2,355.4	$366.6
 ______________________

(a)
Deferred income tax liabilities as of December 31, 2017 were approximately $517.1 million. Refer to Note 11 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2017, we had approximately $31.6 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

(b)
We draw upon and pay down on the revolver within our Credit Agreement and our Securitization Facility borrowings outside of a normal schedule, as excess cash is available. For our variable rate debt, we have assumed the December 31, 2017 interest rates to calculate the estimated interest payments, for all years presented. This analysis also assumes that outstanding principal is held constant at the December 31, 2017 balances for our Credit Agreement and Securitization Facility, except for mandatory pay downs on the term loans in accordance with the loan documents. We typically expect to settle such interest payments with cash flows from operating activities and/or other short-term borrowings.

(c)
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
Adjusted revenues. We have defined the non-GAAP measure adjusted revenues as revenues, net less merchant commissions as reflected in our income statement.
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
Set forth below is a reconciliation of adjusted revenues to the most directly comparable GAAP measure, revenues, net (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenues, net	$2,250	$1,832	$1,703
Merchant commissions	113	104	108
Total adjusted revenues	$2,136	$1,727	$1,595
Pro forma and macro adjusted revenues. We have defined the non-GAAP measure pro forma and macro adjusted revenue as revenues, net adjusted for the impact of the macroeconomic environment, acquisitions and dispositions and other one-time items. We use pro forma and macro adjusted revenue as a basis to evaluate our organic growth.
Set forth below is a reconciliation of pro forma and macro adjusted revenues to the most directly comparable GAAP measure, revenues, net (in millions):

	Year Ended December 31,*
	2017	2016
(Unaudited)	Macro Adjusted[1]	Pro forma[2,3]
FUEL CARDS
Pro forma and macro adjusted	$1,068	$996
Impact of acquisitions/dispositions	—	(7)
Impact of fuel prices/spread	30	—
Impact of foreign exchange rates	—	—
One-time items[4]	(2)	8
As reported	$1,096	$997

CORPORATE PAYMENTS
Pro forma and macro adjusted	$260	$226
Impact of acquisitions/dispositions	—	(47)
Impact of fuel prices/spread	1	—
Impact of foreign exchange rates	1	—
One-time items[4]	—	—
As reported	$262	$180

TOLLS
Pro forma and macro adjusted	$302	$257
Impact of acquisitions/dispositions	—	(154)
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	25	—
One-time items[4]	—	—
As reported	$327	$103

LODGING
Pro forma and macro adjusted	$127	$105
Impact of acquisitions/dispositions	—	(4)
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	—	—
One-time items[4]	—	—
As reported	$127	$101

GIFT
Pro forma and macro adjusted	$194	$185
Impact of acquisitions/dispositions	—	—
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	—	—
One-time items[4]	—	—
As reported	$194	$185

OTHER[5]
Pro forma and macro adjusted	$243	$244
Impact of acquisitions/dispositions	—	23
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	1	—
One-time items[4]	—	—
As reported	$244	$266

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$2,194	$2,013
Impact of acquisitions/dispositions	—	(189)
Impact of fuel prices/spread	30	—
Impact of foreign exchange rates	27	—
One-time items[4]	(2)	8
As reported	$2,250	$1,832

* Columns may not calculate due to rounding.
1 Adjusted to remove the impact of changes in the macroeconomic environment to be consistent with the same period of prior year, using constant fuel prices, fuel price spreads and foreign exchange rates, as well as one-time items.
2 Pro forma to include acquisitions and exclude dispositions and one-time items, consistent with previous period ownership.
3 2016 reflects immaterial corrections in estimated allocation of revenue by product from previously disclosed amounts.
4 Adjustments related to one-time items not representative of normal business operations.
5 Other includes telematics, maintenance, food and transportation related businesses.
Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to share-based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, (c) a non-recurring net gain at equity method investment, (d) impairment of our equity method investment, (e) net gain on disposition of business, (f) loss on extinguishment of debt and, (g) other non-recurring items, including the impact of the Tax Act.
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

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts):

	Year Ended December 31,*
(Unaudited)	2017	2016[2]	2015
Net income	$740,200	$452,385	$362,431
Net income per diluted share	$7.91	$4.75	$3.85
Stock based compensation	93,297	63,946	90,122
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	233,280	184,475	180,704
Impairment of investment	44,600	36,065	40,000
Net gain on disposition of business	(109,205)	—	—
Loss on extinguishment of debt	3,296	—	—
Non-recurring loss due to merger of entities	2,028	—	—
Non-recurring net gain at equity method investment	—	(10,845)	—
Legal settlement	11,000	—	—
Restructuring costs	1,043	—	—
Total pre-tax adjustments	279,339	273,641	310,826
Impact of 2017 Tax Act	(127,466)	—	—
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(93,164)	(66,850)	(80,632)
Adjusted net income	$798,909	$659,176	$592,625
Adjusted net income per diluted share	$8.54	$6.92	$6.30
Diluted shares	93,594	95,213	94,139

*Columns may not calculate due to rounding.
[1]Excludes the results of our equity method investment on our effective tax rate, as results from our investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our equity method investment. Also excludes the net gain realized upon our disposition of NexTraq, representing a pretax gain of $175.0 and tax on gain of $65.8. The tax on the gain is included in "Net gain on disposition of business".

[2] Reflects the impact of the Company's adoption of Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", to simplify several aspects of the accounting for share-based compensation, including the income tax consequences.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk
Foreign Earnings
Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 36.5%, 30.2% and 27.7% of total revenue for the years ended December 31, 2017, 2016, and 2015, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2017 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2017 by approximately $34.2 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2016 and 2015 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2016 and 2015 by approximately $24.8 million and $22.5 million, respectively.
Unhedged Cross-Currency Risk
With the acquisition of Cambridge in August 2017, we have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our international payments provider business. The majority of Cambridge's revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, Cambridge also writes foreign currency forward and option contracts for customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. Cambridge aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.
Interest rate risk
We are exposed to changes in interest rates on our cash investments and debt. We invest our excess cash either to pay down our Securitization Facility debt or in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Under our $4.325 billion Credit Agreement, the Credit Agreement provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.690 billion and a term loan B facility in the amount of $350.0 million as of December 31, 2017. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800.0 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450.0 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35.0 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars.
On January 20, 2017, we entered into the second amendment to the Credit Agreement, which established a new term B loan. Interest on the term B loan facility accrues based on the Eurocurrency Rate or the Base Rate at 2.25% for Eurocurrency Loans and at 1.25% for Base Rate Loans. Interest on amounts outstanding under the Credit Agreement (other than the Term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.
Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2017, 2016 and 2015, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by approximately $34.7 million, $27.9 million and $26.2 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FleetCor Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2002.

Atlanta, Georgia
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, FleetCor and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cambridge Global Payments, Creative Lodging Solutions, and a fuel card provider in Russia (the “Acquired Entities”), which is included in the 2017 consolidated financial statements of the Company and constituted 11% of total assets as of December 31, 2017 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the FleetCor Technologies, Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2018

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$913,595	$475,018
Restricted cash	217,275	168,752
Accounts and other receivables (less allowance for doubtful accounts of $46,031 and $32,506, respectively)	1,420,011	1,202,009
Securitized accounts receivable—restricted for securitization investors	811,000	591,000
Prepaid expenses and other current assets	187,820	90,914
Total current assets	3,549,701	2,527,693
Property and equipment, net	180,057	142,504
Goodwill	4,715,823	4,195,150
Other intangibles, net	2,724,957	2,653,233
Investments	32,859	36,200
Other assets	114,962	71,952
Total assets	$11,318,359	$9,626,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,437,314	$1,151,432
Accrued expenses	238,472	238,812
Customer deposits	732,171	530,787
Securitization facility	811,000	591,000
Current portion of notes payable and lines of credit	805,512	745,506
Other current liabilities	71,033	38,781
Total current liabilities	4,095,502	3,296,318
Notes payable and other obligations, less current portion	2,902,104	2,521,727
Deferred income taxes	518,912	668,580
Other noncurrent liabilities	125,319	56,069
Total noncurrent liabilities	3,546,335	3,246,376
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 122,083,059 shares issued and 89,803,982 shares outstanding at December 31, 2017; and 121,259,960 shares issued and 91,836,938 shares outstanding at December 31, 2016	122	121
Additional paid-in capital	2,214,224	2,074,094
Retained earnings	2,958,921	2,218,721
Accumulated other comprehensive loss	(551,857)	(666,403)
Less treasury stock (32,279,077 shares at December 31, 2017; and 29,423,022 shares at December 31, 2016)	(944,888)	(542,495)
Total stockholders’ equity	3,676,522	3,084,038
Total liabilities and stockholders’ equity	$11,318,359	$9,626,732
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues, net	$2,249,538	$1,831,546	$1,702,865
Expenses:
Merchant commissions	113,133	104,345	108,257
Processing	429,613	355,414	331,073
Selling	170,717	131,443	109,075
General and administrative	387,694	283,625	297,715
Depreciation and amortization	264,560	203,256	193,453
Other operating, net	61	(690)	(4,242)
Operating income	883,760	754,153	667,534
Investment loss	53,164	36,356	57,668
Other (income) expense, net	(173,436)	2,982	2,523
Interest expense, net	107,146	71,896	71,339
Loss on extinguishment of debt	3,296	—	—
Total other (income) expense	(9,830)	111,234	131,530
Income before income taxes	893,590	642,919	536,004
Provision for income taxes	153,390	190,534	173,573
Net income	$740,200	$452,385	$362,431
Basic earnings per share	$8.12	$4.89	$3.94
Diluted earnings per share	$7.91	$4.75	$3.85
Weighted average shares outstanding:
Basic shares	91,129	92,597	92,023
Diluted shares	93,594	95,213	94,139
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$740,200	$452,385	$362,431
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	83,165	(95,592)	(279,303)
Reclassification of foreign currency translation loss to investment, net of tax	31,381	—	—
Total other comprehensive income (loss)	114,546	(95,592)	(279,303)
Total comprehensive income	$854,746	$356,793	$83,128

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2014	$120	$1,852,442	$1,403,905	$(291,508)	$(346,397)	$2,618,562
Net income	—	—	362,431	—	—	362,431
Other comprehensive loss, net of tax of $0	—	—	—	(279,303)	—	(279,303)
Acquisition of common stock	—	—	—	—	(8,119)	(8,119)
Issuance of common stock	1	136,475	—	—	—	136,476
Balance at December 31, 2015	121	1,988,917	1,766,336	(570,811)	(354,516)	2,830,047
Net income	—	—	452,385	—	—	452,385
Other comprehensive loss, net of tax of $0	—	—	—	(95,592)	—	(95,592)
Acquisition/return of common stock	—	—	—	—	(187,979)	(187,979)
Issuance of common stock	—	85,177	—	—	—	85,177
Balance at December 31, 2016	121	2,074,094	2,218,721	(666,403)	(542,495)	3,084,038
Net income	—	—	740,200	—	—	740,200
Other comprehensive income, net of tax of $0	—	—	—	114,546	—	114,546
Acquisition of common stock	—	—	—	—	(402,393)	(402,393)
Issuance of common stock	1	140,130	—	—	—	140,131
Balance at December 31, 2017	$122	$2,214,224	$2,958,921	$(551,857)	$(944,888)	$3,676,522
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$740,200	$452,385	$362,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,599	36,456	30,462
Stock-based compensation	93,297	63,946	90,122
Provision for losses on accounts receivable	44,857	35,885	24,629
Amortization of deferred financing costs and discounts	6,952	7,582	7,049
Amortization of intangible assets	211,849	161,635	159,740
Amortization of premium on receivables	6,112	5,165	3,250
Loss on extinguishment of debt	3,296	—	—
Deferred income taxes	(247,712)	(28,681)	30,626
Investment loss	53,164	36,356	57,668
Gain on disposition of business	(174,983)	—	—
Other non-cash operating income	(61)	(690)	(4,242)
Changes in operating assets and liabilities (net of acquisitions and disposition):
Restricted cash	(4,335)	(2,306)	(35,676)
Accounts receivable and other receivables	(431,003)	(338,796)	40,017
Prepaid expenses and other current assets	26,102	5,301	(12,564)
Other assets	(20,957)	(20,345)	(2,524)
Excess tax benefits related to stock-based compensation	—	—	(26,427)
Accounts payable, accrued expenses and customer deposits	322,346	292,019	30,023
Net cash provided by operating activities	675,723	705,912	754,584
Investing activities
Acquisitions, net of cash acquired[1]	(705,257)	(1,331,985)	(49,069)
Purchases of property and equipment	(70,093)	(59,011)	(41,875)
Proceeds from disposal of a business	316,501	—	—
Other	(38,953)	1,411	(8,470)
Net cash used in investing activities	(497,802)	(1,389,585)	(99,414)
Financing activities
Excess tax benefits related to stock-based compensation	—	—	26,427
Proceeds from issuance of common stock	44,690	21,231	19,926
Borrowings (payments) on securitization facility, net	220,000	(23,000)	(61,000)
Repurchase of common stock	(402,393)	(187,678)	—
Deferred financing costs paid and debt discount	(12,908)	(2,272)	—
Proceeds from issuance of notes payable	780,656	600,000	—
Principal payments on notes payable	(423,156)	(118,500)	(103,500)
Borrowings from revolver	1,100,000	1,225,107	—
Payments on revolver	(1,031,722)	(786,849)	(486,818)
Borrowings (payments) on swing line of credit, net	(23,686)	26,606	(546)
Payment of contingent consideration	—	—	(42,177)
Other	457	(676)	(377)
Net cash provided by (used in) financing activities	251,938	753,969	(648,065)
Effect of foreign currency exchange rates on cash	8,718	(42,430)	(37,022)
Net increase (decrease) in cash	438,577	27,866	(29,917)
Cash and cash equivalents, beginning of year	475,018	447,152	477,069
Cash and cash equivalents, end of year	$913,595	$475,018	$447,152
Supplemental cash flow information
Cash paid for interest	$113,416	$70,339	$72,537
Cash paid for income taxes	$392,192	$101,951	$83,380
Non cash investing activity, notes assumed in acquisitions	$29,341	$—	$—

[1]Amounts reported in acquisitions and investment, net of cash acquired, includes debt assumed and immediately repaid in acquisitions.
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017
1. Description of Business
FLEETCOR Technologies, Inc. and its subsidiaries (the Company) is a leading global provider of commercial payment solutions. The Company helps businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company serves businesses, merchants and partners in North America, Latin America, Europe, and Australasia.
The Company has two reportable segments, North America and International. The Company reports these two segments as they align with its senior executive organizational structure, reflect how the Company organizes and manages its employees around the world, manages operating performance, contemplates the differing regulatory environments in North America versus other geographies, and helps the Company isolate the impact of foreign exchange fluctuations on its financial results.
The Company's payment solutions provide its customers with a payment method designed to be superior and more robust and effective than what they use currently, whether they use a competitor’s product or another alternative method such as cash or check. The Company's solutions are comprised of payment products, networks and associated services.
The Company's payment products function like a charge card or prepaid card and tend to be specialized for specific spend categories, such as fuel or lodging, and/or specific customer groups, such as long haul transportation. The Company's five primary product lines are Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, the Company provides other payment products including fleet maintenance, employee benefits and long haul transportation-related services. The Company's products are used in 56 countries around the world, with its primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 90% of the Company's revenue in 2017.
The Company uses both proprietary and third-party networks to deliver its payment solutions. FLEETCOR owns and operates proprietary networks with brands throughout the world, bringing incremental sales and loyalty to affiliated merchants. Third-party networks are used to broaden payment product acceptance and use.
The Company markets its products directly through multiple sales channels, including field sales, telesales and digital marketing, and indirectly through its partners, which include major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and referral partners.
2. Summary of Significant Accounting Policies
Revenue Recognition and Presentation
Revenue is derived from the Company’s merchant and network relationships as well as from customers and partners. The Company recognizes revenue on fees generated through services primarily to commercial fleets, commercial businesses, major oil companies, petroleum marketers and leasing companies and records revenue net of the wholesale cost of the underlying products and services based on the following: (i) the Company is not the primary obligor in the arrangement and is not responsible for fulfillment and the acceptability of the product; (ii) the Company has no inventory risk, does not bear the risk of product loss and does not make any changes to the product or have any involvement in the product specifications; (iii) the Company does not have significant latitude with respect to establishing the price for the product; and (iv) the amount the Company earns for services is fixed, within a limited range. The Company recognizes revenue from merchant and network relationships, processing and other arrangements when persuasive evidence of an arrangement exists, the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured, as more fully described below.
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
The Company also derives revenue from customers and partners from a variety of program fees including transaction fees, card fees, network fees, service fees, report fees and other transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. Such services are provided through proprietary networks or through the use of third-party networks. Transaction fees and other transaction-based fees generated from the Company’s proprietary networks and third-party networks are recognized at the time the transaction is captured. Card fees, network fees and program fees are recognized as the Company fulfills its contractual service obligations. In addition, the Company recognizes revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada. Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company ceases billing and accruing for late fees and finance charges approximately 30-40 days after the customer’s balance becomes delinquent.
The Company also charges its customers transaction fees to load value onto prepaid fuel, food, toll and transportation vouchers and cards. The Company recognizes fee revenue upon providing the activated fuel, food, toll and transportation vouchers and prepaid cards to the customer. Revenue is recognized on lodging and transportation management services when the lodging stay or transportation service is completed. Revenue is also derived from the sale of equipment and cards in certain of the Company’s businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the Consolidated Statements of Income. The related cost of sales for the equipment is recorded within processing expenses in the Consolidated Statements of Income. The Company has recorded $96.8 million, $91.6 million and $84.1 million of expenses related to sales of equipment within the processing expenses line of the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, respectively. Sales commissions paid to personnel are expensed as incurred.
The Company delivers both stored value cards and card-based services primarily in the form of gift cards. For multiple-deliverable customer contracts, stored value cards and card-based services are separated into two units of accounting. Stored valued cards are generally recognized upon shipment to the customer. Card-based services are recognized when the card services are rendered.
The Company presents taxes assessed by the government imposed concurrent with a revenue producing transaction between us and our customers (e.g. VAT) on a net basis within revenues, net.
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
The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2017, 2016 and 2015 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Credit Risk and Reserve for Losses on Receivables
The Company controls credit risk by performing periodic credit evaluations of its customers. Payments from customers are generally due within 14 days or less of billing. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible once they age past 90 days and are deemed uncollectible from the customer. The Company also provides an allowance for receivables aged less than 90 days that it expects will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2017 and 2016, approximately 96% and 95%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
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
Impairment of Long-Lived Assets, Goodwill, Intangibles and Investments
The Company tests its long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or asset group. The sum of the undiscounted future cash flows attributable to the asset or asset group is compared to its carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with management’s intended actions. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the business-line level, as this is the lowest level for which identifiable cash flows are available.
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
Based on the goodwill asset impairment analysis performed quantitatively on October 1, 2017, the Company determined that the fair value of each of its reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The Company regularly evaluates the carrying value of its investments, which are not carried at fair value, for other-than-temporary impairment. The Company estimates the fair value of its investments using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate. The Company discounts the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the Company's investments in developing the valuation estimate.

On September 30, 2017, the Company entered into an amended Masternaut Group Holdings Limited ("Masternaut") investment agreement that resulted in the loss of significant influence, and the Company began accounting for the Masternaut investment by applying the cost method. The Company regularly evaluates the carrying value of its investment and during the third quarter of 2017, the Company determined that the fair value of its 44% investment in Masternaut had declined as a result of the Company's loss of significant influence and the operating results of Masternaut. As a result, the Company determined that the carrying value of its investment exceeded its fair value, and concluded that this decline in value was other than temporary during the third quarter of 2017. The Company recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency losses previously recognized in accumulated other comprehensive income, in the year ended December 31, 2017, in the accompanying Consolidated Statements of Income. During the fourth quarters of 2016 and 2015, the Company determined that the performance improvement initiatives in its investment in Masternaut were taking longer to and were more challenging to implement than originally projected, based on revised cash flow projections provided by the business. As a result, the Company recorded a $36.1 million and $40 million non-cash impairment charge in its Masternaut investment for 2016 and 2015, respectively.
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
The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $37.4 million, $33.1 million and $23.4 million in 2017, 2016 and 2015, respectively. Amortization expense for software totaled $21.8 million, $17.7 million and $11.6 million in 2017, 2016 and 2015, respectively.
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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. The Company evaluates on a quarterly basis whether it is more likely than not that its deferred tax assets will be realized in the future and concludes whether a valuation allowance must be established.
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

In the fourth quarter of 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). As a result of Tax Act, the U.S. federal corporate tax rate was reduced from 35% to 21%. The Tax Act also includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. The Company has provisionally recorded a $210 million deferred tax benefit for the benefit for the corporate rate reduction on our deferred tax assets and liabilities. Additionally, in 2017, the Company has provisionally recorded an $81.8 million charge on all previously undistributed earnings in foreign jurisdictions. The Company is currently evaluating the remaining undistributed foreign earnings for which it has not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. See Note 11 for further information regarding income taxes.
Cash Equivalents
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $0.2 million, $2.8 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015 respectively, which are recorded within other expense, net in the Consolidated Statements of Income.
Derivatives

With its acquisition of Cambridge Global Payments ("Cambridge") in August 2017, the Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The majority of Cambridge's revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, Cambridge also writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The changes in fair value related to these contracts are recorded in revenues, net in the Consolidated Statements of Income.
The Company recognizes all derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.
Stock-Based Compensation
The Company accounts for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to five years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options. Option forfeitures are accounted for upon occurrence. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years for which the requisite service is expected to be rendered.
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
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing, net of accumulated amortization, are amortized over the term of the related debt, using the effective interest method and are included within interest expense. The Company capitalized additional debt issuance costs of $12.9 million associated with refinancing its Credit Facility and Securitization Facility in 2017 and $2.3 million with refinancing its Credit Facility in 2016. At December 31, 2017 and 2016, the Company had net deferred financing costs of $16.3 million and $13.1 million, respectively.

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.
Accounts Receivable
The Company maintains a $950 million revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding sells, without recourse, on a revolving basis, up to $950 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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
On November 14, 2017, the Company extended the term of its asset Securitization Facility to November 14, 2020. The Company capitalized $1.7 million in fees in connection with this extension.
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2017	2016
Gross domestic accounts receivables	$661,677	$529,885
Gross domestic securitized accounts receivable	811,000	591,000
Gross foreign receivables	804,365	704,630
Total gross receivables	2,277,042	1,825,515
Less allowance for doubtful accounts	(46,031)	(32,506)
Net accounts and securitized accounts receivable	$2,231,011	$1,793,009
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2017	2016	2015
Allowance for doubtful accounts beginning of year	$32,506	$21,903	$23,842
Provision for bad debts	44,857	35,885	24,629
Write-offs	(31,332)	(25,282)	(26,568)
Allowance for doubtful accounts end of year	$46,031	$32,506	$21,903
Advertising
The Company expenses advertising costs as incurred. Advertising expense was $26.1 million, $22.2 million and $19.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Tax Act
The SEC staff issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standards updates, that clarifies certain points of the standard and modifies certain requirements.

The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company established an implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, the Company analyzed customer contracts for its most significant contract categories, applied the five-step model of the new standard to each contract category and comparing the results to our current accounting practices. The second phase, which includes quantifying the potential effects identified during the first phase, assessing additional contract categories and principal versus agent considerations, revising accounting policies and considering the effects on related disclosures and/or internal control over financial reporting is ongoing and expected to be concluded during the first quarter of 2018.

The new standard could change the amount and timing of revenue and expenses to be recognized under certain of our arrangement types. In addition, it could also increase the administrative burden on our operations to account for customer contracts and provide the more expansive required disclosures. More judgment and estimates may be required within the process of applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected customer lives. The Company is in the process of finalizing its assessment and completing the quantification of the effect the new guidance will have on its consolidated financial statements, related disclosures and/or internal control over financial reporting. This conclusion will be made over the remainder of the first quarter of 2018 and will include finalizing its evaluation of the application of the principal

vs. agent guidance, specifically as it relates to products where we utilize a third-party payment network and in certain businesses where we pay merchant commissions. However, the Company's preliminary view is that the expected amount and timing of revenue to be recognized under ASU 2014-09 for our most significant contract categories, fuel card payments, lodging payments, toll payments, corporate payments, and gift cards, will be similar to the amount and timing of revenue recognized under its current accounting practices, except as it relates to the presentation of certain costs where the Company may be determined to be an agent in the processing relationship under the new guidance, resulting in recording such costs as a reduction of revenue. The Company will be required to capitalize additional costs to obtain contracts with customers, and, in some cases, may be required to amortize these costs over a contractual time period. Finally, the Company expects disclosures about its revenues and related customer acquisition costs to be more extensive.

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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements; however, the Company expect to recognize right of use assets and liabilities for operating leases in the Consolidated Balance Sheet upon adoption.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which amends the guidance in ASC 230, Statement of Cash Flows, on the classification and presentation of restricted cash in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is evaluating what impact, if any, the adoption of this ASU will have on the results of operations, financial condition, or cash flows.
Intangibles - Goodwill and Other Impairment
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company’s adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows, unless a goodwill impairment is identified.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2017 and 2016, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Repurchase agreements	$420,838	$—	$420,838	$—
Money market	50,423	—	50,423	—
Certificates of deposit	7,417	—	7,417	—
Foreign exchange contracts	39,045	10	39,035	—
Total cash equivalents	$517,723	$10	$517,713	$—
Cash collateral for foreign exchange contracts	$12,540	$—	$—	$—
Liabilities:
Foreign exchange contracts	$26,888	$67	$26,821	$—
Total liabilities	$26,888	$67	$26,821	$—
Cash collateral obligation for foreign exchange contracts	$10,882	$—	$—	$—

December 31, 2016
Assets:
Repurchase agreements	$232,131	$—	$232,131	$—
Money market	50,179	—	50,179	—
Certificates of deposit	48	—	48	—
Total cash equivalents	$282,358	$—	$282,358	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which the Company accepts as the fair value of these instruments. The fair value represents what would be received and or paid by the Company if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheet at December 31, 2017. Cash collateral paid for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at December 31, 2017.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2017 and 2016.
The Company’s assets that are measured at fair value on a nonrecurring basis and are evaluated with periodic testing for impairment include property, plant and equipment, investments, goodwill and other intangible assets. Estimates of the fair value of assets acquired and liabilities assumed in business combinations are generally developed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), discounted as appropriate, management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy. See footnote 2 for discussion of Masternaut's other than temporary decline in fair value during the year.
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
4. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 months period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, the Company announced that its Board of Directors had authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. With the increase and giving effect to the Company's $590.1 million of previous repurchases, the Company may repurchase up to $510 million in shares of its common stock at any time prior to February 1, 2019.
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
The Company accounted for the ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of the ASR Agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital and then reclassified to treasury stock upon completion of the ASR agreement.
Since the beginning of the Program, 4,114,104 shares for an aggregate purchase price of $590.1 million have been repurchased. There were 2,854,959 common shares totaling $402.4 million repurchased under the Program during 2017.
5. Stock Based Compensation
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 26,963,150 shares for the years ended December 31, 2017, 2016 and 2015, respectively. On May 13, 2013, the Company’s stockholders authorized an increase of 6,500,000 shares of common stock available for grant pursuant to the 2010 Equity Compensation Plan. Giving effect to this increase, there were 277,821 additional shares remaining available for grant under the Plans at December 31, 2017.

On February 7, 2018, the stockholders of the Company approved the FleetCor Technologies, Inc. Amended and Restated 2010 Equity Incentive Plan (the "Amended Plan"). The Amended Plan was authorized and approved by the Company's Board of Directors on December 20, 2017, and Company's stockholders at a special meeting held on February 7, 2018. The Amended Plan amends the Registrant’s existing 2010 Equity Incentive Plan (as amended, the "Prior Plan") to, among other things, increase the number of shares of common stock available for issuance from 13,250,000 to 16,750,000 and make certain other amendments to the Prior Plan.

The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to share-based payments recognized for the years ended December 31 (in thousands):

	2017	2016	2015
Stock options	$56,400	$35,234	$44,260
Restricted stock	36,897	28,712	45,862
Stock-based compensation	$93,297	$63,946	$90,122
The tax benefits recorded on stock based compensation were $48.6 million, $35.0 million and $35.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2017 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$84,452	1.33
Restricted stock	18,819	1.06
Total	$103,271
Stock Options
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,131	$58.71	2,370	$21.75		$461,770
Granted	654	154.56			$35.32
Exercised	(586)	33.97				63,863
Forfeited	(196)	95.16
Outstanding at December 31, 2015	5,003	72.72	2,545	26.82		351,277
Granted	1,780	133.33			$28.61
Exercised	(500)	42.36				49,592
Forfeited	(137)	140.67
Outstanding at December 31, 2016	6,146	91.20	3,429	55.00		309,238
Granted	2,885	145.35			$32.57
Exercised	(633)	71.43				76,546
Forfeited	(367)	144.51
Outstanding at December 31, 2017	8,031	$109.78	4,029	$75.80		$663,815
Expected to vest at December 31, 2017	8,031	$109.78

The following table summarizes information about stock options outstanding at December 31, 2017 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$10.00 – 58.02	2,218	0.00	2,218
74.99 – 111.09	104	0.03	90
114.90 – 138.47	2,029	0.77	577
140.23-150.74	2,593	1.60	906
151.16-158.24	618	1.48	195
165.96-174.35	469	3.08	43
	8,031		4,029
The aggregate intrinsic value of stock options exercisable at December 31, 2017 was $469.8 million. The weighted average remaining contractual term of options exercisable at December 31, 2017 was 5.0 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2017	2016	2015
Risk-free interest rate	1.65%	1.08%	1.47%
Dividend yield	—	—	—
Expected volatility	28.00%	27.29%	27.77%
Expected life (in years)	3.4	3.5	4.5
The weighted-average remaining contractual life for options outstanding was 6.9 years at December 31, 2017.
Restricted Stock
There were no restricted stock shares granted with market based vesting conditions in 2017, 2016 and 2015. The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	716	$121.38
Granted	126	151.33
Cancelled	(52)	135.92
Issued	(293)	85.40
Outstanding at December 31, 2015	497	149.40
Granted	152	128.90
Cancelled	(41)	145.25
Issued	(229)	151.72
Outstanding at December 31, 2016	379	140.39
Granted	238	141.99
Cancelled	(48)	152.95
Issued	(204)	136.85
Outstanding at December 31, 2017	365	$155.58

6. Acquisitions
2017 Acquisitions
During 2017, the Company completed acquisitions with an aggregate purchase price of $720.8 million, net of cash acquired of $96.2 million and inclusive of notes payable of $29.3 million. During 2017, the Company made investments in other businesses of $39 million.
Cambridge Global Payments

On August 9, 2017, the Company acquired Cambridge, a leading business to business (B2B) international payments provider, for approximately $616.1 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand the Company's corporate payments footprint. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. The results from Cambridge are reported in its North America segment. The following table summarizes the preliminary acquisition accounting for Cambridge (in thousands):

Restricted cash	$37,666
Trade and other receivables	61,801
Prepaid expenses and other current assets	15,190
Property and equipment	7,106
Other long term assets	10,025
Goodwill	500,391
Customer relationships and other identifiable intangible assets	271,793
Liabilities assumed	(194,552)
Deferred tax liabilities	(93,364)
Aggregate purchase price	$616,056
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Banking relationships	20	$705
Trade name and trademarks	Indefinite	35,110
Technology	5	16,039
Customer relationships - excluding Accounts Payable Solutions	7-18	178,190
Customer relationships - Accounts Payable Solutions	20	41,749
		$271,793

Along with the Company's acquisition of Cambridge, the Company signed noncompete agreements with certain parties with an estimated fair value of $5.8 million. Acquisition accounting for Cambridge is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, certain acquired contingencies, derivatives and the working capital adjustment period remains open. Goodwill recorded is comprised primarily of expected synergies from combining the operations of the Company and Cambridge, as well as assembled workforce.

Other

During 2017, the Company acquired Creative Lodging Solutions ("CLS"), a small lodging tuck-in business, and a fuel card provider in Russia for approximately $104.7 million, net of cash acquired of $1.8 million and inclusive of a note payable of $5.5 million. The Company financed the acquisitions using a combination of existing cash and borrowings under its existing credit facility. The accounting for these acquisitions is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies.

The following table summarizes the preliminary acquisition accounting for the acquisitions (in thousands):

Trade and other receivables	$37,986
Prepaid expenses and other	1,426
Property and equipment	5,745
Goodwill	55,711
Other intangible assets	53,259
Liabilities assumed	(32,202)
Deferred tax liabilities	(17,217)
Aggregate purchase prices	$104,708
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade name and trademarks	1	$180
Technology	4	1,750
Customer relationships	8	51,329
		$53,259

Along with the Company's acquisition of CLS, the Company signed noncompete agreements with certain parties with an estimated fair value of $4.5 million.
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

Trade and other receivables	$243,157
Prepaid expenses and other	5,757
Deferred tax assets	20,644
Property and equipment	44,226
Other long term assets	14,280
Goodwill	663,040
Customer relationships and other identifiable intangible assets	548,682
Liabilities assumed	(312,297)
Aggregate purchase price	$1,227,489

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	8.5-20	$348,414
Trade names and trademarks	Indefinite	154,851
Technology	6	45,417
		$548,682

In connection with the STP acquisition, the Company recorded contingent liabilities aggregating $15.1 million, recorded within other noncurrent liabilities and accrued expenses in the Consolidated Balance Sheet at the date of acquisition. A portion of these acquired liabilities have been indemnified by the respective sellers. As a result, an indemnification asset of $15.1 million was recorded within prepaid and other long term assets in the Consolidated Balance Sheet. Along with the Company's acquisition of STP, the Company signed noncompete agreements with certain parties with an estimated fair value of $23.2 million.

Goodwill recognized is comprised primarily of expected synergies from combining the operations of the Company and STP, as well as the assembled workforce. The goodwill and definite lived intangibles acquired with STP will be deductible for tax purposes.

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

The following table summarizes the acquisition accounting for the acquisitions completed during 2015 (in thousands):

Trade and other receivables	$521
Prepaid expenses and other	996
Property and equipment	197
Goodwill	9,561
Other intangible assets	39,791
Deferred tax liabilities	(2,437)
Liabilities assumed	(2,331)
Aggregate purchase prices	$46,298
The final estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships	14-20	$39,791
		$39,791
7. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2016	Acquisitions	Dispositions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2017
Segment
North America	$2,640,409	$534,777	$(92,046)	$—	$983	$3,084,123
International	1,554,741	21,325	—	3,752	51,882	1,631,700
	$4,195,150	$556,102	$(92,046)	$3,752	$52,865	$4,715,823

	December 31, 2015	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2016
Segment
North America	$2,640,409	$—	$—	$—	$2,640,409
International	905,625	687,828	(521)	(38,191)	1,554,741
	$3,546,034	$687,828	$(521)	$(38,191)	$4,195,150

At December 31, 2017 and 2016, approximately $988.0 million and $362.6 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2017 and 2016 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2017			2016
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.0	$2,698,428	$(605,347)	$2,093,081	$2,449,389	$(458,118)	$1,991,271
Trade names and trademarks—indefinite lived	N/A	499,587	—	499,587	510,952	—	510,952
Trade names and trademarks—other	13.8	2,986	(2,207)	779	2,746	(2,021)	725
Software	6.0	219,019	(116,654)	102,365	211,331	(85,167)	126,164
Non-compete agreements	4.5	48,221	(19,076)	29,145	35,191	(11,070)	24,121
Total other intangibles		$3,468,241	$(743,284)	$2,724,957	$3,209,609	$(556,376)	$2,653,233
Changes in foreign exchange rates resulted in a $24.2 million increase to the carrying values of other intangible assets in the year ended December 31, 2017. Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015 was $211.8 million, $161.6 million and $159.7 million, respectively. As part of the Company's plan to exit the telematics business, on July 27, 2017, the Company sold NexTraq, a U.S. fleet telematics business, to Michelin Group, resulting in a $41.8 million reduction in the net carrying values of other intangible assets.
The future estimated amortization of intangibles at December 31, 2017 is as follows (in thousands):

2018	$220,506
2019	206,174
2020	186,259
2021	182,156
2022	171,177
Thereafter	1,259,098
8. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2017	2016
Computer hardware and software	3 to 5	$244,655	$197,958
Card-reading equipment	4 to 6	25,462	25,553
Furniture, fixtures, and vehicles	2 to 10	18,846	15,418
Buildings and improvements	5 to 50	21,603	14,432
Property, plant and equipment, gross		310,566	253,361
Less: accumulated depreciation		(130,509)	(110,857)
Property, plant and equipment, net		$180,057	$142,504
Depreciation expense related to property and equipment for the years ended December 31, 2017, 2016 and 2015 was $46.6 million, $36.5 million and $30.5 million, respectively. Depreciation expense includes $21.8 million, $17.7 million and $11.6 million, for capitalized computer software costs for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the Company had unamortized computer software costs of $75.8 million and $60.2 million, respectively.

9. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2017	2016
Accrued bonuses	$15,119	$15,866
Accrued payroll and severance	18,500	10,704
Accrued taxes	63,698	104,623
Accrued commissions/rebates	47,198	43,467
Other	93,957	64,152
	$238,472	$238,812
10. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2017	2016
Term notes payable—domestic(a), net of discounts	$2,993,667	$2,639,279
Revolving line of credit A Facility—domestic(a)	635,000	465,000
Revolving line of credit B Facility—foreign(a)	28,334	123,412
Revolving line of credit B Facility—swing line(a)	6,879	26,608
Other(c)	43,736	12,934
Total notes payable and other obligations	3,707,616	3,267,233
Securitization Facility(b)	811,000	591,000
Total notes payable, credit agreements and Securitization Facility	$4,518,616	$3,858,233
Current portion	$1,616,512	$1,336,506
Long-term portion	2,902,104	2,521,727
Total notes payable, credit agreements and Securitization Facility	$4,518,616	$3,858,233
 _____________________

(a)
The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350 million as of December 31, 2017. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B or revolver A debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On January 20, 2017, the Company entered into the second amendment to the Credit Agreement, which established a new term B loan. On August 2, 2017, the Company entered into the third amendment to the Credit Agreement, which increased the total facility by $708.7 million and extended the terms of the credit facilities to August 2, 2022 for the term A loan, revolving loans, and letters of credit under the Credit Agreement and August 2, 2024 for the term B loan.

Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans and at 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.

At December 31, 2017, the interest rate on the term A loan and the domestic revolving A facility was 3.32%, the interest rate on the foreign revolving B facility was 2.25%, the interest rate on the revolving B facility foreign swing line of credit was 2.22% and the interest rate on the term B loan was 3.57%. The unused credit facility was 0.35% for all revolving facilities at December 31, 2017.

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

At December 31, 2017, the Company had $2.7 billion in borrowings outstanding on term A loan, excluding the related debt discount, $349.1 million in borrowings outstanding on term B loan, excluding the related debt discount, $635 million in borrowings outstanding on the domestic revolving A facility, $28.3 million in borrowings outstanding on the foreign revolving B facility and $6.9 million in borrowings outstanding on the foreign swing line revolving B facility. The Company has unamortized debt discounts of $6.0 million related to the term A facility and $0.7 million related to the term B facility and deferred financing costs of $5.1 million at December 31, 2017. In August 2017, the Company expensed $3.3 million and capitalized $10.6 million of debt issuance costs associated with the refinancing of its Credit Facility. The effective interest rate incurred on term loans was 2.69% and 2.57% during 2017 and 2016, respectively, related to the discount on debt. Principal payments of $423.2 million were made on the term loans during 2017.

(b)
The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated on November 14, 2017. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of December 31, 2017 and one month LIBOR or the Commercial Paper Rate plus 0.90% as of December 31, 2016. The program fee was 1.55% plus 0.86% as of December 31, 2017 and 0.85% plus 0.90% as of December 31, 2016. The unused facility fee is payable at a rate of 0.40% as of December 31, 2017 and 2016. The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

(c)	Other includes the long term portion of contingent consideration and deferred payments associated with certain of our businesses.
The Company was in compliance with all financial and non-financial covenants at December 31, 2017.
The contractual maturities of the Company’s notes payable and other obligations at December 31, 2017 are as follows (in thousands):

2018	$805,512
2019	173,927
2020	136,197
2021	136,337
2022	2,121,177
Thereafter	334,466
11. Income Taxes
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time Deemed Repatriation Transition Tax (“Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that can be paid over eight years; (3) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (4) the repeal of the domestic production activity deduction beginning January 1, 2018; (5) limitations on the deductibility of certain executive compensation; and (6) a new limitation on deductible interest expense beginning January 1, 2018.
At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act. However, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time Transition Tax. In other cases, the Company has not been able to make a reasonable estimate and continue to account for those items based on its existing accounting under ASC 740 ("Income Taxes"), and the provisions of the tax laws that were in effect immediately prior to enactment. The Company was not able to make a reasonable estimate of the impact of the new limitations on the deductibility of certain executive compensation.
For those items for which it was able to determine a reasonable estimate, the Company recognized a provisional net tax benefit of $128.2 million, which is included as a component of income tax expense from continuing operations. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, it is anticipated that the U.S. Treasury Department will publish new regulations providing some clarity to many of the provisions included in the new act. As a result, the Company's estimates may also be affected as it gains a more thorough understanding of the Tax Act via new regulations and other guidance.
The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with its initial analysis of the impact of the Tax Act, the Company has recorded a net tax benefit of $128.2 million in the period ending December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction on the deferred tax assets and liabilities of $210 million and a net expense for the Transition Tax of $81.8 million. For various reasons that are discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. However, the Company was able to make reasonable estimates of the effects of the elements for which its analysis is not yet complete and recorded provisional adjustments.
The Company's accounting for the following elements of the Tax Act are incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments.
Deferred tax effects
The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. For its deferred tax assets and deferred tax liabilities, the Company has recorded a provisional decrease of $210 million with a corresponding net adjustment to deferred tax benefit of $210 million for the year ended December 31, 2017. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate, the impact may be affected by other analysis related to the Tax Act, including, but not limited to, FLEETCOR's calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
One time transition tax
The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $81.8 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax. Further, the Transition Tax is based in part on the amount of accumulated and current E&P held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. Double tax relief is available for the pool of foreign tax credits attributed to the accumulated and current E&P. The amount of foreign tax credits claimed when the Company finalizes the calculation of the pool of foreign tax credits.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. The Company has not been able to make a reasonable estimate of the impact of the unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax or additional outside basis differences in these entities.

The Company has also not been able to make a reasonable estimate of the impact of the new limitations on the deductibility of certain executive compensation and continues to account for that item based on its existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment.
Global Intangible Low-Taxed Income
The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, "Accounting for Global Intangible Low-Taxed Income", states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Based on the Company's preliminary assessment of the GILTI tax, the Company believes it will recognize tax on GILTI as a period expense.
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands) :

	2017	2016	2015
United States	$524,669	$383,427	$304,743
Foreign	368,921	259,492	231,261
Total	$893,590	$642,919	$536,004
The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$303,514	$147,406	$82,926
State	19,234	10,725	8,051
Foreign	78,354	61,084	51,970
Total current	401,102	219,215	142,947
Deferred:
Federal	(255,188)	(18,723)	36,723
State	276	1,608	1,525
Foreign	7,200	(11,566)	(7,622)
Total deferred	(247,712)	(28,681)	30,626
Total provision	$153,390	$190,534	$173,573

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 35% to income before income taxes for the years ended December 31 due to the following (in thousands):

	2017		2016		2015
Computed “expected” tax expense	$312,756	35.0%	$225,022	35.0%	$187,601	35.0%
Changes resulting from:
Change in valuation allowance	18,289	2.0	11,952	1.9	20,243	3.8
Foreign income tax differential	(38,695)	(4.3)	(25,533)	(4.0)	(23,718)	(4.4)
State taxes net of federal benefits	12,884	1.4	9,439	1.5	6,711	1.2
Foreign-sourced nontaxable income	(8,836)	(1.0)	(13,659)	(1.2)	(10,573)	(2.0)
IRC Section 199 deduction	(8,844)	(1.0)	(7,731)	(1.2)	(10,221)	(1.9)
Excess tax benefits related to stock-based compensation	(18,058)	(2.0)	(11,974)	(1.9)	—	—
Subpart F income/transition tax - federal only	195,779	21.9	—	—	—	—
Foreign tax credit/transition tax - federal only	(113,955)	(12.8)	—	—	—	—
Tax reform - federal rate reduction	(209,966)	(23.5)	—	—	—	—
Other	12,036	1.3	3,018	(0.4)	3,530	0.7
Provision for income taxes	$153,390	17.2%	$190,534	29.7%	$173,573	32.4%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$6,752	$7,148
Accrued expenses not currently deductible for tax	442	2,647
Stock based compensation	37,274	41,415
Income tax credits	376	376
Net operating loss carry forwards	41,168	45,969
Investments	37,804	53,379
Accrued escheat	4,768	7,290
Fixed assets, intangibles and other	12,604	15,622
Deferred tax assets before valuation allowance	141,188	173,846
Valuation allowance	(59,349)	(76,395)
Deferred tax assets, net	81,839	97,451
Deferred tax liabilities:
Intangibles—including goodwill	(508,958)	(687,443)
Basis difference in investment in foreign subsidiaries	(39,287)	(48,354)
Prepaid expenses	(1,605)	(3,644)
Property and equipment, principally due to differences between book and tax depreciation, and other	(49,100)	(24,157)
Deferred tax liabilities	(598,950)	(763,598)
Net deferred tax liabilities	$(517,111)	$(666,147)

The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2017	2016
Long term deferred tax assets and liabilities:
Long term deferred tax assets	1,801	2,433
Long term deferred tax liabilities	(518,912)	(668,580)
Net long term deferred taxes	(517,111)	(666,147)
Net deferred tax liabilities	$(517,111)	$(666,147)
The valuation allowance for deferred tax assets at December 31, 2017 and 2016 was $59.3 million and $76.4 million, respectively. These valuation allowances related to basis differences in equity method investments, capital loss carryforwards, income tax credits, foreign net operating loss carryforwards and state net operating loss carryforwards. The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was a decrease of $17.0 million and an increase of $13.8 million, respectively. The valuation decrease from the prior year was due to the U.S. tax rate reduction that resulted from the Tax Act, which was offset by an increase in basis differences related to equity method investments completed in 2014. The increase in 2016 was primarily due to changes in the Company's deferred tax asset related to basis differences in an equity method investment.
The valuation allowance for deferred tax assets changed during 2017 as follows (in thousands):

Balances at December 31, 2014	$27,082
Additions	35,523
Balance at December 31, 2015	62,605
Additions	13,790
Balance at December 31, 2016	76,395
Additions	5,332
Reduction in valuation allowance due to rate change from Tax Act	(22,378)
Balance at December 31, 2017	$59,349
The valuation allowances relate to basis differences in cost method investments, capital loss carryforwards, income tax credits, foreign net operating loss carryforwards and state net operating loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2017 was a decrease of $17.0 million. The valuation decrease from the prior year was due to the U.S. tax rate reduction that resulted from the Tax Act, which was partially offset by an increase in the basis differences related to cost method investments. The increase in 2015 and 2016 were primarily due to changes in the Company's deferred tax asset related to basis differences in a cost method investment.
As of December 31, 2017, the Company had a net operating loss carryforward for state income tax purposes of approximately $590.0 million that is available to offset future state taxable income through 2029. Additionally, the Company had $44.0 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years.
The Company recognizes interest and penalties on unrecognized tax benefits (including interest and penalties calculated on uncertain tax positions on which the Company believes it will ultimately prevail) within the provision for income taxes on continuing operations in the consolidated financial statements. This policy is a continuation of the Company's policy prior to the adoption of the guidance regarding uncertain tax positions. During 2017 and 2016, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $1.3 million and $5.9 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2014	$18,641
Additions based on tax provisions related to the current year	9,079
Additions based on tax provisions related to the prior year	477
Deductions based on settlement/expiration of prior year tax positions	(6,363)
Unrecognized tax benefits at December 31, 2015	21,834
Additions based on tax provisions related to the current year	3,332
Additions based on tax provisions related to the prior year	2,496
Deductions based on settlement/expiration of prior year tax positions	(1,507)
Unrecognized tax benefits at December 31, 2016	26,155
Additions based on tax provisions related to the current year	4,143
Additions for tax positions due to acquisitions	9,208
Additions based on tax provisions related to the prior year	1,171
Deductions based on settlement/expiration of prior year tax positions	(9,119)
Unrecognized tax benefits at December 31, 2017	$31,558
As of December 31, 2017, the Company had total unrecognized tax benefits of $31.6 million of which $31.6 million, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2014. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2015. The statute of limitations has expired for years prior to 2014 for the Company’s Czech Republic income tax returns, 2014 for the Company’s Russian income tax returns, 2012 for the Company’s Mexican income tax returns, 2012 for the Company’s Brazilian income tax returns, 2012 for the Company’s Luxembourg income tax returns, 2013 for the Company’s New Zealand income tax returns, and 2015 for the Company’s Australian income tax returns.
12. Leases
The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2018	$19,343
2019	14,362
2020	12,132
2021	10,661
2022	10,195
Thereafter	25,335
Rent expense for noncancelable operating leases approximated $18.4 million, $15.1 million and $14.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.
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
14. Asset Dispositions

Telematics Businesses

As part of the Company's plan to exit the telematics business, on July 27, 2017, the Company sold NexTraq, a U.S. fleet telematics business, to Michelin Group for $316.5 million. The Company recorded a pre-tax gain on the disposal of NexTraq of $175.0 million during the third quarter of 2017, which is net of transaction closing costs. The Company recorded tax on the gain of disposal of $65.8 million. The gain on the disposal is included in other (income) expense, net in the accompanying Consolidated Statements of Income. NexTraq had historically been included in the Company's North America segment.
15. Derivative Financial Instruments
As a result of the Cambridge acquisition during 2017, the Company writes derivatives, primarily foreign currency forward contracts, option contracts, and swaps, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity. Derivative transactions include:

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
The credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815.

The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of December 31, 2017 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

Net Notional
Foreign exchange contracts:
Swaps	$515.4
Futures, forwards and spot	3,274.5
Written options	2,934.2
Purchased options	2,314.1
Total	$9,038.1

The majority of customer foreign exchange contracts are written in major currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheet as of December 31, 2017 (in millions):

	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Over the counter	$80.4	$68.2	$39.0	$26.8
Exchange traded	—	0.1	—	0.1
Foreign exchange contracts	80.4	68.3	39.0	26.9
Cash collateral	12.5	10.9	12.5	10.9
Total net derivative assets and liabilities	$67.9	$57.4	$26.5	$16.0
The fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable have been netted to present the Company's net exposure with these counterparties. The Company recognizes all derivative assets, net in prepaid expense and other current assets and all derivative liabilities, net in other current liabilities, both net at the customer level as right of offset exists, in its Consolidated Balance Sheets at their fair value. The gain or loss on the fair value is recognized immediately within revenues, net in the Consolidated Statements of Income. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At December 31, 2017, $39.0 million derivative assets and $26.9 million derivative liabilities were recorded in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheet. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheet. The customer has the right to recall their collateral in the event exposures move in their favor, they unwind all outstanding trades or they cease to do business with the Company.
16. Earnings Per Share
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

The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2017	2016	2015
Net income	$740,200	$452,385	$362,431
Denominator for basic earnings per share	91,129	92,597	92,023
Dilutive securities	2,465	2,616	2,116
Denominator for diluted earnings per share	93,594	95,213	94,139
Basic earnings per share	$8.12	$4.89	$3.94
Diluted earnings per share	7.91	4.75	3.85
There were 0.1 million antidilutive shares for the year ended December 31, 2017. Diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 excludes the effect of 0.1 million , 0.4 million and 1.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were 0.1 million antidilutive shares for 2016. Diluted earnings per share also excludes the effect of 0.3 million, 0.2 million and 0.2 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the years ended December 31, 2017, 2016 and 2015, respectively.
17. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. The Company’s reportable segments represent components of the business for which separate financial information is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company operates in two reportable segments, North America and International. The results from the Cambridge business acquired in the third quarter of 2017 and CLS business acquired in the fourth quarter of 2017 are reported in the Company's North America segment. The results from the Company's Russian business acquired in the fourth quarter of 2017 are reported in its International segment. There were no inter-segment sales.
The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2017	2016	2015
Revenues, net:
North America	$1,428,711	$1,279,102	$1,231,957
International	820,827	552,444	470,908
	$2,249,538	$1,831,546	$1,702,865
Operating income:
North America	$541,598	$506,414	$442,052
International	342,162	247,739	225,482
	$883,760	$754,153	$667,534
Depreciation and amortization:
North America	$139,418	$129,653	$127,863
International	125,142	73,603	65,590
	$264,560	$203,256	$193,453
Capital expenditures:
North America	$40,747	$39,000	$19,883
International	29,346	20,011	21,992
	$70,093	$59,011	$41,875
Long-lived assets (excluding goodwill):
North America	$1,888,599	$1,664,224	$1,719,639
International	1,131,610	1,203,465	602,941
	$3,020,209	$2,867,689	$2,322,580

The Company attributes revenues, net from external customers to individual countries based upon the country in which the related services were rendered. The table below presents certain financial information related to the Company’s significant operations as of and for the years ended December 31 (in thousands):

	2017	2016	2015
Revenues, net by location:
United States (country of domicile)	$1,400,801	$1,278,828	$1,231,641
Brazil	394,550	167,769	85,124
United Kingdom	236,550	229,125	248,598

The table below presents the Company's revenues, net from its primary product categories as of and for the years ended December 31 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenue by Product Category	Revenues, net	Revenues, net	Revenues, net
Fuel[1]	$1,096,153	$997,398	$1,115,570
Corporate payments	261,822	179,557	162,283
Tolls	326,977	102,740	9,337
Lodging	126,657	100,664	91,751
Gift	194,099	184,743	170,095
Other	243,830	266,444	153,829
Consolidated revenues, net	$2,249,538	$1,831,546	$1,702,865

[1]Amounts shown for 2016 and 2015 from previously disclosed amounts conform to the current year's presentation.
The table below presents the Company's long-lived assets (excluding goodwill) at December 31 (in thousands).

	2017	2016
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,808,043	$1,664,224
Brazil	688,809	784,816
United Kingdom	294,039	286,928
No single customer represented more than 10% of the Company’s consolidated revenue in 2017, 2016 and 2015.

18. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2017	First	Second	Third	Fourth
Revenues, net	$520,433	$541,237	$577,877	$609,991
Operating income	195,068	216,043	232,637	240,012
Net income	123,693	130,987	202,823	282,697
Basic earnings per share	$1.34	$1.42	$2.23	$3.15
Diluted earnings per share	1.31	1.39	2.18	3.05
Weighted average shares outstanding:
Basic shares	92,108	92,013	90,751	89,676
Diluted shares	94,560	94,223	93,001	92,623

Fiscal Quarters Year Ended December 31, 2016*	First	Second	Third	Fourth
Revenues, net	$414,262	$417,905	$484,426	$514,953
Operating income	175,955	171,168	191,055	215,975
Net income	111,090	116,253	129,618	95,424
Earnings per share:
Basic earnings per share	$1.20	$1.25	$1.40	$1.03
Diluted earnings per share	1.17	1.22	1.36	1.00
Weighted average shares outstanding:
Basic shares	92,516	92,665	92,631	92,574
Diluted shares	95,030	95,279	95,307	95,235
*2016 quarterly amounts reflect the impact of the Company's adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting, to simplify several aspects of the accounting for share-based compensation, including the income tax consequences.
The sum of the quarterly earnings per common share amounts for 2017 and 2016 may not equal the earnings per common share for the 2017 and 2016 due to rounding.
The fourth quarter of 2017 includes the provisional net tax benefit of $128.2 million as a result of the Tax Act and $11 million of incremental legal fees.
The fourth quarter of 2016 includes a $36.1 million impairment charge related to the Company’s minority investment in Masternaut, partially offset by a $31.8 million decrease in non-cash stock based compensation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2017, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, the internal controls related to three subsidiaries that we acquired during the year ended December 31, 2017, and for which financial results are included in our consolidated financial statements.
On August 9, 2017, we acquired Cambridge Global Payments (“Cambridge”), a leading business to business (B2B) international payments provider in Canada. On September 26, 2017, we acquired a fuel card provider in Russia. On October 13, 2017, we completed the acquisition of Creative Lodging Solutions ("CLS"), a lodging business, in the United States. Collectively we refer to these transactions as the Acquisitions. These Acquisitions constituted 11% of total assets, at December 31, 2017, and 3% of revenues, for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal control over financial reporting the year of acquisition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2018 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
We have adopted the FLEETCOR Code of Business Conduct and Ethics (the “code of ethics”), which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The code of ethics is publicly available on our website at www.fleetcor.com under Investor Relations. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services appears in the Proxy Statement under the headings “Fees Billed by Ernst & Young LLP” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 29, 2018)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1*
Form of Indemnity Agreement entered into between FLEETCOR and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on June 29, 2010)

10.2*
FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.3*
First Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.4*
Second Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.5*
Third Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.6*
Fourth Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.7*
Form of Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.8*
Form of Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.9*
Form of Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.10*
FLEETCOR Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.11*
Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.12*
Offer Letter, dated September 20, 2002, between FLEETCOR Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.13*
Service Agreement, dated July 9, 2007, between FLEETCOR Technologies, Inc. and Andrew R. Blazye (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.14
Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FLEETCOR Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.15
First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, filed with the SEC with the SEC on March 25, 2011)

10.16
Form of Indemnity Agreement to be entered into between FLEETCOR and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 29, 2010)

10.17
Form of Director Restricted Stock Grant Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.18*
Form of Employee Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.19*
Form of Employee Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on November 30, 2010)

10.20*
Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.21
Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.22*
Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FLEETCOR Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.23
Arrangement Agreement Among FLEETCOR Luxembourg Holdings2 S.À.R.L, FLEETCOR Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012)

10.24
Repurchase Agreement, dated November 26, 2012, among the Company and the Repurchase Stockholders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K, filed with the SEC on November 27, 2012)

10.25*
FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective February 7, 2018 (incorporated by reference from Appendix A to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed with the SEC on February 12, 2018 )

10.26	FLEETCOR Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the registrant’s Proxy Statement, filed with the SEC on April 18, 2014)

10.27
Credit Agreement, dated October 24, 2014, among FLEETCOR Technologies Operating Company, LLC, as Borrower, FLEETCOR Technologies, Inc., as Parent, FLEETCOR Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q filed with the SEC on November 10, 2014)

10.28
Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FLEETCOR Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K, filed with the SEC on November 17, 2014)

10.29
Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FLEETCOR Technologies, Inc. and FLEETCOR Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.30
Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FLEETCOR Funding LLC (incorporated by reference to Exhibit 10.33 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.31
Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.34 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.32
Investor Rights Agreement, dated November 14, 2014, between FLEETCOR Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.35 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.33*
Offer Letter, dated June 19, 2013, between FLEETCOR Technologies, Inc. and John A. Reed (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q, filed with the SEC on May 12, 2014)

10.34*
Offer Letter, dated July 29, 2014, between FLEETCOR Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on May 11, 2015)

10.35
First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on November 9, 2015)

10.36*
Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K, file number 001-35004, filed with the SEC on February 29, 2016)

10.37
Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, file number 001-35004, filed with the SEC on February 29, 2016)

10.40
First Amendment to Credit Agreement and Lender Joiner Agreement, dated as of August 22, 2016, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, filed with the SEC on November 9, 2016)

10.41
Second Amendment to Credit Agreement, dated as of January 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K, filed with the SEC on March 1, 2017)

10.42
Third Amendment to Credit Agreement, dated as of August 2, 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, filed with the SEC on August 8, 2017)

10.43
Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2017, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC, PNC Bank, National Association, as administrator for a group of purchasers and purchase agents, and certain other parties

11.1	Statement of Computation of Share Earnings (See Note 16)

21.1	List of subsidiaries of FLEETCOR Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101
The following financial information for the registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Identifies management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 1, 2018.

FLEETCOR Technologies, Inc.

By:	/S/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 1, 2018.

Signature	Title

/S/ RONALD F. CLARKE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Ronald F. Clarke

/S/ ERIC R. DEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey

/s/ MICHAEL BUCKMAN	Director
Michael Buckman

/s/ JOSEPH W. FARRELLY	Director
Joseph W. Farrelly

/s/ THOMAS M. HAGERTY	Director
Thomas M. Hagerty

/s/ MARK A. JOHNSON	Director
Mark A. Johnson

/s/ RICHARD MACCHIA	Director
Richard Macchia

/s/ HALA G. MODDELMOG	Director
Hala G. Moddelmog
/s/ JEFFREY S. SLOAN	Director
Jeffrey S. Sloan

/s/ STEVEN T. STULL	Director
Steven T. Stull