Form 10-Q
period 2018-03-31
FLEETCOR TECHNOLOGIES INC
filed 2018-05-10
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2018
Common Stock, $0.001 par value	89,637,705

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Month Period Ended March 31, 2018

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2018[1]	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$979,573	$913,595
Restricted cash	242,928	217,275
Accounts and other receivables (less allowance for doubtful accounts of $48,989 and $46,031 at March 31, 2018 and December 31, 2017, respectively)	1,691,762	1,420,011
Securitized accounts receivable—restricted for securitization investors	829,000	811,000
Prepaid expenses and other current assets	163,802	187,820
Total current assets	3,907,065	3,549,701
Property and equipment, net	184,031	180,057
Goodwill	4,744,292	4,715,823
Other intangibles, net	2,682,516	2,724,957
Investments	32,859	32,859
Other assets	141,702	114,962
Total assets	$11,692,465	$11,318,359
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,609,240	$1,437,314
Accrued expenses	261,309	238,472
Customer deposits	746,332	732,171
Securitization facility	829,000	811,000
Current portion of notes payable and lines of credit	792,913	805,512
Other current liabilities	68,882	71,033
Total current liabilities	4,307,676	4,095,502
Notes payable and other obligations, less current portion	2,867,532	2,902,104
Deferred income taxes	505,150	518,912
Other noncurrent liabilities	124,055	125,319
Total noncurrent liabilities	3,496,737	3,546,335
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 122,359,407 shares issued and 89,637,705 shares outstanding at March 31, 2018; and 122,083,059 shares issued and 89,803,982 shares outstanding at December 31, 2017	123	122
Additional paid-in capital	2,248,602	2,214,224
Retained earnings	3,181,110	2,958,921
Accumulated other comprehensive loss	(508,603)	(551,857)
Less treasury stock (32,721,702 shares at March 31, 2018 and 32,279,077 shares at December 31, 2017)	(1,033,180)	(944,888)
Total stockholders’ equity	3,888,052	3,676,522
Total liabilities and stockholders’ equity	$11,692,465	$11,318,359

[1]Reflects the January 1, 2018 adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" and related cost capitalization guidance using the modified retrospective transition method. The adoption of Topic 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of Topic 606. See footnote 1.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2018¹	2017
Revenues, net	$585,500	$520,433
Expenses:
Merchant commissions	—	24,384
Processing	116,485	101,824
Selling	47,111	38,837
General and administrative	90,315	95,454
Depreciation and amortization	71,502	64,866
Operating income	260,087	195,068
Investment loss	—	2,377
Other (income) expense, net	(297)	2,196
Interest expense, net	31,065	23,127
Total other expense	30,768	27,700
Income before income taxes	229,319	167,368
Provision for income taxes	54,382	43,675
Net income	$174,937	$123,693
Basic earnings per share	$1.95	$1.34
Diluted earnings per share	$1.88	$1.31
Weighted average shares outstanding:
Basic shares	89,765	92,108
Diluted shares	93,250	94,560

[1] Reflects the January 1, 2018 adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" and related cost capitalization guidance using the modified retrospective transition method. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of Topic 606. See footnote 1.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$174,937	$123,693
Other comprehensive income:
Foreign currency translation gains, net of tax	43,254	93,614
Total other comprehensive income	43,254	93,614
Total comprehensive income	$218,191	$217,307
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2018¹	2017¹
Operating activities
Net income	$174,937	$123,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,397	10,667
Stock-based compensation	14,403	23,093
Provision for losses on accounts receivable	11,997	12,988
Amortization of deferred financing costs and discounts	1,339	1,914
Amortization of intangible assets	57,836	52,654
Amortization of premium on receivables	1,269	1,544
Deferred income taxes	(4,829)	(3,453)
Investment loss	—	2,377
Other	(57)	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	(288,152)	(236,564)
Prepaid expenses and other current assets	32,074	(16,453)
Other assets	(7,101)	(2,673)
Accounts payable, accrued expenses and customer deposits	194,589	103,711
Net cash provided by operating activities	200,702	73,498
Investing activities
Acquisitions, net of cash acquired	(3,875)	—
Purchases of property and equipment	(15,214)	(14,796)
Other	(3,642)	(6,327)
Net cash used in investing activities	(22,731)	(21,123)
Financing activities
Proceeds from issuance of common stock	19,975	15,230
Repurchase of common stock	(88,292)	—
Borrowings on securitization facility, net	18,000	85,000
Principal payments on notes payable	(34,500)	(33,363)
Borrowings from revolver	420,258	90,000
Payments on revolver	(439,351)	(159,949)
Borrowings on swing line of credit, net	5,009	21,639
Other	(92)	537
Net cash (used in) provided by financing activities	(98,993)	19,094
Effect of foreign currency exchange rates on cash	12,653	19,754
Net increase in cash and cash equivalents and restricted cash	91,631	91,223
Cash and cash equivalents and restricted cash, beginning of period	$1,130,870	643,770
Cash and cash equivalents and restricted cash, end of period	$1,222,501	$734,993
Supplemental cash flow information
Cash paid for interest	$35,634	$33,190
Cash paid for income taxes	$16,830	$88,503

[1] Reflects the January 1, 2018 adoption of Accounting Standards Update 2016-18, "Statement of Cash Flows (Topic 230)". The adoption of Topic 230 resulted in the presentation of the changes in the total of cash, cash equivalents and restricted cash on the consolidated statement of cash flows.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2018
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $0.5 million and foreign exchange losses of $1.5 million in the three months ended March 31, 2018 and 2017, respectively, which are recorded within other (income) expense, net in the Unaudited Consolidated Statements of Income.
Derivatives

The Company, through its Cambridge Global Payments ("Cambridge") subsidiary, facilitates cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The majority of this business' revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, the Company also writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The changes in fair value related to these contracts are recorded in the Unaudited Consolidated Statements of Income.
The Company recognizes all derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Unaudited Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Unaudited Consolidated Statements of Cash Flows.
Adoption of New Accounting Standards
Impact of Adoption of Topic 606
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standard updates, which clarifies certain points of the standard and modifies certain requirements.

Effective January 1, 2018, we adopted Topic 606 using the modified retrospective method, for contracts that were not completed as of the date of initial application, resulting in a cumulative effect adjustment to retained earnings on January 1, 2018. For contracts that were modified before January 1, 2018, the Company has not retrospectively restated contracts for those modifications but instead reflected the aggregate effect of these modifications when identifying the satisfied and unsatisfied performance obligations, as allowed within the transition practical expedients. The cumulative impact to our retained earnings at January 1, 2018 was $30.9 million, due to the capitalization of costs to acquire contracts under the new standard, with a corresponding increase to prepaid expense and other current assets of $10.2 million, other assets of $30.3 million and deferred income taxes (liabilities) of $9.6 million. Additionally, under the new standard certain costs (e.g., merchant commissions and fees paid to credit card associations) will be presented net in revenues as the amounts represent payments to our customers that are not considered in exchange for a distinct good or service that the customer transfers to the Company.

The impact to our fiscal quarter ended March 31, 2018, revenue, operating expenses, income from continuing operations after taxes, net income and basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended March 31,
	2018 As Reported	Impact of Topic 606	2018 Prior to Adoption
Revenues, net	$585,500	$24,218	$609,718
Expenses:
Merchant commissions	—	26,903	26,903
Processing	116,485	(2,071)	114,414
Selling	47,111	2,120	49,231
General and administrative	90,315	—	90,315
Depreciation and amortization	71,502	—	71,502
Operating income	260,087	(2,734)	257,353
Total other expense	30,768	—	30,768
Income before income taxes	229,319	(2,734)	226,585
Provision for income taxes	54,382	(757)	53,625
Net income	$174,937	$(1,977)	$172,960
Basic earnings per share	$1.95	$(0.02)	$1.93
Diluted earnings per share	$1.88	$(0.02)	$1.86
The adoption of Topic 606 did not impact our accounting for revenues derived from late fees, finance charges, and certain other charge card fees or certain of our foreign currency contracts, which continue to be accounted for under existing authoritative guidance, as discussed further below.
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of ASU 2016-02 on our consolidated financial statements; however, the Company expects to recognize right of use assets and liabilities for its operating leases in the consolidated balance sheet upon adoption.
Accounting for Breakage
In March 2016, the FASB issued ASU 2016-04, “Liabilities-Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products”, which requires entities that sell prepaid stored value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. The ASU must be adopted using either a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. The Company’s adoption of this ASU had no impact on the results of operations, financial condition, or cash flows.
Intra-Entity Transfers
In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The Company adopted this ASU on January 1, 2018 which resulted in an increase of approximately $17.1 million to retained earnings and deferred tax assets net of valuation allowances.

Cash Flow Classification
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends the guidance in ASC 230, Statement of Cash Flows. This amended guidance reduces the diversity in practice that has resulted from the lack of consistent principles related to the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company adopted this new guidance on January 1, 2018. The adoption of this new guidance did not have a material impact on the results of operations, financial condition, or cash flows.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which amends the guidance in ASC 230, Statement of Cash Flows, on the classification and presentation of restricted cash in the statement of cash flows. This ASU is effective for the Company for reporting periods beginning after December 15, 2017 and changes due to adoption are applied using a retrospective transition method to each period presented. The Company adopted this new guidance on January 1, 2018, and applied retrospectively to results for 2017. The adoption of Topic 230 resulted in the statement of cash flows presenting the changes in the total of cash, cash equivalents and restricted cash.
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
Definition of a Business
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business", which amends the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for the Company for reporting periods beginning after December 15, 2017, and interim periods within those years. The Company adopted this new guidance on January 1, 2018. The adoption of this new guidance did not have a material impact on the results of operations, financial condition, or cash flows.
Accounting for Modifications to Stock-Based Compensation
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The guidance is effective for the Company for reporting periods beginning after December 15, 2017, and interim periods within those years. The Company adopted this new guidance on January 1, 2018. The adoption of this new guidance did not have a material impact on the results of operations, financial condition, or cash flows.
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

Comprehensive Income Classification
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Tax Act"). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. For all entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issues or made available for issuance. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Tax Act is recognized or to apply the amendments in the period of adoption. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
2. Revenue Recognition
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards). The Company provides products that assist businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services.
Payment Services
The Company’s primary performance obligation for the majority of its payment solution products (fuel, lodging, tolls, corporate payments, among others) is to stand-ready to provide authorization and processing services (Payment Services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment service. Accordingly, the total transaction price is variable. The Payment Services is a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer.
The Company records revenue for its payment services net of (i) the cost of the underlying products and services; (ii) assessments and other fees charged by the credit and debit payment networks (along with any rebates provided by them); (iii) customer rebates and other discounts; and (iv) taxes assessed (e.g. VAT and VAT-like taxes) by a government, imposed concurrent with, a revenue producing transaction.
The majority of the transaction price the Company receives for fulfilling the Payment Services performance obligation are comprised of one or a combination of the following: 1) interchange fees earned from the payment networks; 2) discount fees earned from merchants; 3) fees calculated based on a number of transactions processed; and 4) fees calculated based upon a percentage of the transaction value of fuel, food, toll and transportation cards and vouchers.
The Company recognizes revenue when the underlying transactions are complete and its performance obligations are satisfied. Transactions are considered complete depending upon the related payment solution but generally when the Company has authorized the transaction, validated that the transaction has no errors and accepted and posted the data to the Company’s records.
The Company's performance obligation for its foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, the Company recognizes revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange and payment services are primarily comprised of the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market.
Gift Card Products and Services
The Company’s Gift product line delivers both stored value cards and card-based services primarily in the form of gift cards to retailers. These services each represent performance obligations that are separate and distinct. Revenue for stored valued cards are recognized (gross of the underlying cost of the related card) at the point in time when control passes to the Company's customer, which is generally upon shipment.
Card-based services consist of transaction processing and reporting of gift card transactions where the Company recognizes revenue based on output measure of elapsed time for an unknown or unspecified quantity of transactions. As a result, the

Company will allocate and recognize variable consideration over the estimated period of time over which the performance obligation is satisfied.
Other
The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company ceases billing and accruing for late fees and finance charges approximately 30 - 40 days after the customer’s balance becomes delinquent.
The Company also writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivative accounting (ASC 815, " Derivatives").
Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and the risks and rewards of ownership have passed. This revenue is recognized gross of the cost of sales related to the equipment in "revenues, net" within the Unaudited Consolidated Statements of Income. The related cost of sales for the equipment is recorded within "processing expenses" in the Unaudited Consolidated Statements of Income.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three months ended March 31, 2018 was as follows:

Revenue, net by Product Category	Three Months Ended March 31,
	2018	%
Fuel Cards	$259	44%
Corporate Payments	95	16%
Tolls	91	16%
Lodging	39	7%
Gift	49	8%
Other	53	9%
Consolidated Revenues, net	$586	100%
Revenue by geography (in millions) for the three months ended March 31, 2018 was as follows:

Revenue, net by Geography	Three Months Ended March 31,
	2018	%
United States	$344	59%
Brazil	107	18%
United Kingdom	64	11%
Other	71	12%
Consolidated Revenues, net	$586	100%

Contract Liabilities
Deferred revenue contract liabilities for customers subject to Topic 606 were $23.0 million and $24.7 million as of March 31, 2018 and January 1, 2018, respectively. We expect to recognize these amounts in revenues within approximately 6 months.  Revenue recognized in the three months ended March 31, 2018, that was included in the deferred revenue contract liability as of January 1, 2018 was approximately $21 million.

Costs to Obtain or Fulfill a Contract

With the adoption of Topic 606, the Company began capitalizing the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, a sales commission).

Costs incurred to fulfill a contract are capitalized if those costs meet all of the following criteria:

a.	The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.

b.	The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.

c.	The costs are expected to be recovered.
In order to determine the appropriate amortization period for contract costs, the Company considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in the Company’s Unaudited Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives are included as a reduction of revenues in the Company’s Unaudited Consolidated Statements of Income.  During the three months ended March 31, 2018, amortization of capitalized contract costs recorded in selling expense was $3.3 million.
Costs to obtain or fulfill a contract are classified as contract cost assets within "prepaid expenses and other current assets" and "other assets" in the Company’s Unaudited Consolidated Balance Sheets. At March 31, 2018, the Company had capitalized costs to obtain a contract of $11.2 million within prepaid expenses and $32.2 million within "other assets" in the Company’s Unaudited Consolidated Balance Sheets, respectively.
Practical Expedients

Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as allowed by Topic 606, the Company has elected to exclude this disclosure for any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, the Company's most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
The Company has elected to exclude all sales taxes and other similar taxes from the transaction price. Accordingly, the Company presents all collections from customers for these taxes on a net basis, rather than having to assess whether the Company is acting as an agent or a principal in each taxing jurisdiction.
In certain arrangements with customers, the Company has determined that certain promised services and products are immaterial in the context of the contract, both quantitatively and qualitatively.
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of March 31, 2018, the Company’s contracts with customers did not contain a significant financing component.
The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company utilized a practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.
3. Accounts Receivable
The Company maintains a $950 million revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to our U.S. trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, on a revolving basis, up to $950 million of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
The Company utilizes proceeds from the transferred assets as an alternative to other forms of financing to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.
The Company’s Unaudited Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities.
The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Gross domestic accounts receivable	$829,905	$661,677
Gross domestic securitized accounts receivable	829,000	811,000
Gross foreign receivables	910,846	804,365
Total gross receivables	2,569,751	2,277,042
Less allowance for doubtful accounts	(48,989)	(46,031)
Net accounts and securitized accounts receivable	$2,520,762	$2,231,011
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the three month period ended March 31 is as follows (in thousands):

	2018	2017
Allowance for doubtful accounts beginning of period	$46,031	$32,506
Provision for bad debts	11,997	12,988
Write-offs	(9,039)	(4,509)
Allowance for doubtful accounts end of period	$48,989	$40,985
4. Fair Value Measurements
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis at March 31, 2018 and December 31, 2017, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Repurchase agreements	$498,216	$—	$498,216	$—
Money market	50,462	—	50,462	—
Certificates of deposit	5,621	—	5,621	—
Foreign exchange contracts	37,849	—	37,849
Total cash equivalents	$592,148	$—	$592,148	$—
Cash collateral for foreign exchange contracts	$11,046	$—	$—	$—
Liabilities:
Foreign exchange contracts	$23,903	$—	$23,903	—
Total liabilities	$23,903	$—	$23,903	$—
Cash collateral obligation for foreign exchange contracts	$10,586	$—	$—	$—

December 31, 2017
Assets:
Repurchase agreements	$420,838	$—	$420,838	$—
Money market	50,423	—	50,423	—
Certificates of deposit	7,417	—	7,417	—
Foreign exchange contracts	39,045	10	39,035	—
Total cash equivalents	$517,723	$10	$517,713	$—
Cash collateral for foreign exchange contracts	$12,540	$—	$—	$—
Liabilities:
Foreign exchange contracts	$26,888	$67	$26,821	$—
Total liabilities	$26,888	$67	$26,821	$—
Cash collateral obligation for foreign exchange contracts	$10,882	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Unaudited Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Unaudited Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which the Company accepts as the fair value of these instruments. The fair value represents what would be received and or paid by the Company if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in the Company's Unaudited Consolidated Balance Sheet at March 31, 2018. Cash collateral paid for foreign exchange derivatives is recorded within restricted cash in the Company's Unaudited Consolidated Balance Sheet at March 31, 2018.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2018 and 2017.
The Company’s assets that are measured at fair value on a nonrecurring basis or are evaluated with periodic testing for impairment include property, plant and equipment, investments, goodwill and other intangible assets. Estimates of the fair value of assets acquired and liabilities assumed in business combinations are generally developed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), discounted as appropriate, management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
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
5. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 month period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, the Company announced that its Board of Directors had authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. With the increase and giving effect to the Company's $678.4 million of previous repurchases, the Company may repurchase up to $421.6 million in shares of its common stock at any time prior to February 1, 2019.
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
Since the beginning of the Program, 4,556,729 shares for an aggregate purchase price of $678.4 million have been repurchased. There were 442,625 shares totaling $88.3 million repurchased under the Program during the three months ended March 31, 2018.
6. Stock-Based Compensation
The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees.

On February 7, 2018, the stockholders of the Company approved the FleetCor Technologies, Inc. Amended and Restated 2010 Equity Incentive Plan (the "Amended Plan"). The Amended Plan was authorized and approved by the Company's Board of Directors on December 20, 2017, and Company's stockholders at a meeting held on February 7, 2018. The Amended Plan amends the Registrant’s existing 2010 Equity Incentive Plan (as amended, the "Prior Plan") to, among other things, increase the number of shares of common stock available for issuance from 13,250,000 to 16,750,000 and make certain other amendments to the Prior Plan.
The table below summarizes the expense recognized related to share-based payments recognized for the three month period ended March 31 (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$10,699	$12,089
Restricted stock	3,704	11,004
Stock-based compensation	$14,403	$23,093
The tax benefits recorded on stock based compensation were $8.1 million and $15.0 million for the three month period ended March 31, 2018 and 2017, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2018 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$80,807	1.63
Restricted stock	21,634	0.83
Total	$102,441

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

The following summarizes the changes in the number of shares of common stock under option for the three month period ended March 31, 2018 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031	$109.78	4,029	$75.80		$663,815
Granted	181	200.16			$49.69
Exercised	(230)	87.81				26,357
Forfeited	(16)	146.27
Outstanding at March 31, 2018	7,966	$112.39	4,444	$81.95		$717,856
Expected to vest as of March 31, 2018	7,966	$112.39
The aggregate intrinsic value of stock options exercisable at March 31, 2018 was $535.7 million. The weighted average remaining contractual term of options exercisable at March 31, 2018 was 5.2 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the three month period ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Risk-free interest rate	2.46%	1.83%
Dividend yield	—	—
Expected volatility	27.11%	27.31%
Expected life (in years)	3.9	4.2
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

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2018 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	365	$155.58
Granted	49	199.75
Vested	(47)	158.54
Canceled or forfeited	(26)	154.46
Outstanding at March 31, 2018	341	$163.95
7. Acquisitions
2017 Acquisitions

During 2017, the Company completed acquisitions with an aggregate purchase price of $725.2 million, net of cash acquired of $96.3 million and inclusive of notes payable of $29.3 million. During 2017, the Company made investments in other businesses of $39 million.

Cambridge Global Payments

On August 9, 2017, the Company acquired Cambridge, a business to business (B2B) international payments provider, for approximately $616.1 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand the Company's corporate payments footprint. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. The results from Cambridge are reported in its North America segment. The following table summarizes the preliminary acquisition accounting for Cambridge (in thousands):

Restricted cash	$37,666
Trade and other receivables	61,801
Prepaid expenses and other	15,190
Property and equipment	7,106
Other long term assets	10,025
Goodwill	500,391
Customer relationships and other identifiable intangible assets	271,793
Liabilities assumed	(194,552)
Deferred tax liabilities	(93,364)
Aggregate purchase price	$616,056

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Banking relationships	20	$705
Trade name and trademarks	Indefinite	35,110
Technology	5	16,039
Customer relationships - excluding Accounts Payable Solutions	7-18	178,190
Customer relationships - Accounts Payable Solutions	20	41,749
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

Other

During 2017, the Company acquired Creative Lodging Solutions ("CLS"), a lodging business, and a fuel card provider in Russia for approximately $109.1 million, net of cash acquired of $1.8 million and inclusive of a note payable of $5.5 million. The Company financed the acquisitions using a combination of existing cash and borrowings under its existing credit facility. The accounting for these acquisitions is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies. The following table summarizes the preliminary acquisition accounting for the acquisitions (in thousands):

Trade and other receivables	$38,038
Prepaid expenses and other	1,426
Property and equipment	5,745
Goodwill	59,946
Other intangible assets	53,459
Liabilities assumed	(32,274)
Deferred tax liabilities	(17,217)
Aggregate purchase prices	$109,123
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade name and trademarks	1	$180
Technology	4	1,750
Customer relationships	8	51,529
		$53,459
Along with the Company's acquisition of CLS, the Company signed noncompete agreements with certain parties with an estimated fair value of $3.9 million.
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2017	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2018
Segment
North America	$3,084,123	$—	$4,215	$(2,587)	$3,085,751
International	1,631,700	—	20	26,821	1,658,541
	$4,715,823	$—	$4,235	$24,234	$4,744,292

As of March 31, 2018 and December 31, 2017, other intangible assets consisted of the following (in thousands):

		March 31, 2018			December 31, 2017
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.9	$2,707,354	$(650,237)	$2,057,117	$2,698,428	$(605,347)	$2,093,081
Trade names and trademarks—indefinite lived	N/A	505,295	—	505,295	499,587	—	499,587
Trade names and trademarks—other	13.7	3,008	(2,291)	717	2,986	(2,207)	779
Software	6.0	219,717	(126,968)	92,749	219,019	(116,654)	102,365
Non-compete agreements	4.5	48,260	(21,622)	26,638	48,221	(19,076)	29,145
Total other intangibles		$3,483,634	$(801,118)	$2,682,516	$3,468,241	$(743,284)	$2,724,957
Changes in foreign exchange rates resulted in a $12.1 million increase to the carrying values of other intangible assets in the three months ended March 31, 2018. Amortization expense related to intangible assets for the three months ended March 31, 2018 and 2017 was $57.8 million and $52.7 million, respectively.

9. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2018	December 31, 2017
Term notes payable—domestic(a), net of discounts	$2,959,854	$2,993,667
Revolving line of credit A Facility—domestic(a)	365,000	635,000
Revolving line of credit B Facility—foreign(a)	280,258	28,334
Revolving line of credit B Facility—swing line(a)	12,324	6,879
Other debt(c)	43,009	43,736
Total notes payable and other obligations	3,660,445	3,707,616
Securitization Facility(b)	829,000	811,000
Total notes payable, credit agreements and Securitization Facility	$4,489,445	$4,518,616
Current portion	$1,621,913	$1,616,512
Long-term portion	2,867,532	2,902,104
Total notes payable, credit agreements and Securitization Facility	$4,489,445	$4,518,616
 ______________________

(a)
The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350 million as of March 31, 2018. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B or revolver A debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity dates are August 2, 2022 for term A loan, revolving loans, and letters of credit under the Credit Agreement and August 2, 2024 for the term B loan.

Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans and at

1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The Company has unamortized debt discounts of $5.6 million related to the term A facility, and $0.7 million related to the term B facility and deferred financings costs of $4.8 million at March 31, 2018.
At March 31, 2018, the interest rate on the term A loan and the domestic revolving A facility was 3.38%, the interest rate on the foreign revolving B facility was 2.00%, the interest rate on the revolving B facility foreign swing line of credit was 1.97% and the interest rate on the term B loan was 3.88%. The unused credit facility was 0.30% for all revolving facilities at March 31, 2018.

(b)
The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated on November 14, 2017. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 1.91% plus 0.86% as of March 31, 2018 and 1.55% plus 0.86% as of December 31, 2017. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2018 and December 31, 2017.

(c)	Other debt includes the long-term portion of deferred payments associated with business acquisitions.
The Company was in compliance with all financial and non-financial covenants at March 31, 2018.

10. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate, are subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
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
The Company has not completed its accounting for the tax effects of enactment of the Tax Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time Transition Tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740 ("Income Taxes"), and the provisions of the tax laws that were in effect immediately prior to enactment.
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
For those items for which it was able to determine a reasonable estimate, the Company recognized a provisional net tax benefit of $128.2 million during 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction on the deferred tax assets and liabilities of $210 million and a net expense for the Transition Tax of $81.8 million.
While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate on its net deferred tax liabilities, the impact may be affected by other analysis related to the Tax Act, including, but not limited to, the Company’s calculation of deemed repatriation of deferred foreign income. The Company was also not able to make a reasonable estimate of the impact of state taxes on adjustments made to federal temporary differences as a result of the Tax Act, or the impact of the new limitations on the deductibility of certain executive compensation. As a result, the Company continues to account for the impact of state taxes on adjustments made to federal temporary differences and the deductibility of certain executive compensation based on its existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment.
In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. We did not make any adjustments to these provisional amounts during the three months ended March 31, 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the measurement period.
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2018 and 35% for 2017 to income before income taxes for the three months ended March 31, 2018 and 2017 due to the following (in thousands):

	2018		2017
Computed tax expense at the U.S. federal tax rate	$48,157	21.0%	$58,579	35.0%
Changes resulting from:
Foreign income tax differential	2,016	0.9%	(5,843)	(3.5)%
Excess tax benefits related to stock-based compensation	(4,624)	(2.0)%	(8,721)	(5.2)%
State taxes net of federal benefits	3,373	1.5%	1,607	1.0%
Foreign-sourced nontaxable income	(6,588)	(2.9)%	(3,372)	(2.0)%
Foreign withholding taxes	5,471	2.4%	2,045	1.2%
GILTI Tax, net of foreign tax credits	4,921	2.1%	—	—%
Other	1,656	0.7%	(620)	(0.4)%
Provision for income taxes	$54,382	23.7%	$43,675	26.1%

11. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three month period ended March 31 follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$174,937	$123,693
Denominator for basic earnings per share	89,765	92,108
Dilutive securities	3,485	2,452
Denominator for diluted earnings per share	93,250	94,560
Basic earnings per share	$1.95	$1.34
Diluted earnings per share	$1.88	$1.31
There were 0.8 million anti-dilutive shares during the three months ended 2017. Diluted earnings per share also excludes the effect of 0.2 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended March 31, 2018 and 2017, respectively.

12. Segments
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

The Company’s segment results are as follows for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues, net:
North America	$364,270	$329,948
International	221,230	190,485
	$585,500	$520,433
Operating income:
North America	$155,950	$120,972
International	104,137	74,096
	$260,087	$195,068
Depreciation and amortization:
North America	$38,675	$33,177
International	32,827	31,689
	$71,502	$64,866
Capital expenditures:
North America	$8,411	$9,632
International	6,803	5,164
	$15,214	$14,796
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
14. Asset Dispositions

Telematics Businesses
As part of the Company's plan to exit the telematics business, on July 27, 2017, the Company sold NexTraq, a U.S. fleet telematics business, to Michelin Group for $316 million. The Company recorded a pre-tax gain on the disposal of NexTraq of $175.0 million during the third quarter of 2017, which was net of transaction closing costs. The Company recorded tax on the gain of disposal of $65.8 million. NexTraq was historically included in the Company's North America segment.

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

The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of March 31, 2018 and December 31, 2017 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

	Notional
	March 31, 2018	December 31, 2017
Foreign exchange contracts:
Swaps	$855.3	$515.4
Futures, forwards and spot	3,144.4	3,274.5
Written options	3,559.6	2,934.2
Purchased options	2,711.5	2,314.1
Total	$10,270.9	$9,038.1

The majority of customer foreign exchange contracts are written in currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.

The following table summarizes the fair value of derivatives reported in the Unaudited Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018				December 31, 2017
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Over the counter	$103.8	$89.9	$37.8	$23.9	$80.4	$68.2	$39.0	$26.8
Exchange traded	—	—	—	—	—	0.1	—	0.1
Foreign exchange contracts	103.8	89.9	37.8	23.9	80.4	68.3	39.0	26.9
Cash collateral	11.0	10.6	11.0	10.6	12.5	10.9	12.5	10.9
Total net derivative assets and liabilities	$92.8	$79.3	$26.8	$13.3	$67.9	$57.4	$26.5	$16.0
The fair values of derivative assets and liabilities associated with contracts which include netting language that the Company believes to be enforceable have been netted to present the Company's net exposure with these counterparties. The Company recognizes all derivative assets, net in prepaid expense and other current assets and all derivative liabilities, net in other current liabilities, after netting at the customer level, as right of offset exists, in its Unaudited Consolidated Balance Sheets at their fair value. The gain or loss on the fair value is recognized immediately within revenues, net in the Unaudited Consolidated Statements of Income. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The derivative assets and derivative liabilities in the preceding table were recorded in "other current assets" and "other current liabilities" at each balance sheet date, respectively, in the Unaudited Consolidated Balance Sheet. The Company receives cash from customers as collateral for trade exposures, which is recorded within "cash and cash equivalents: and "customer deposits" in the Unaudited Consolidated Balance Sheet. The customer has the right to recall their collateral in the event exposures move in their favor, they unwind all outstanding trades or they cease to do business with the Company.
16. Subsequent Events

On April 26, 2018, Company personnel identified suspicious activity primarily on systems involving the Company’s Stored Value Solutions gift card business. The Company took immediate action to stop the activity and limit the improper use of accessed private label gift card information (these gift cards do not contain personally identifiable information such as consumer names, Social Security numbers, driver’s license numbers and other sensitive personal data). The Company through counsel has retained three information technology forensic firms, which have been examining the Company’s systems in detail over the approximately two week period since the incident was discovered. The Company also contacted federal law enforcement and merchants known to be affected. As of the date hereof, the Company does not believe that the unauthorized access incident will have a material adverse effect on its business and results of operations, though the Company’s investigation is ongoing.
Based upon information known as of the date hereof, the Company believes that a significant number of gift card and PIN numbers issued by six Stored Value Solutions customers were accessed. Following discovery, the Company has been working with merchant customers to limit the impact of the unauthorized access. We believe the mitigation steps discussed with merchants, if fully implemented, will severely restrict or eliminate the ability of the bad actors to use the information, while preserving the ability of legitimate holders of the gift cards to use them.
The Company has no evidence of access affecting its systems involving fleet cards and other payment products, or the proprietary and third-party payment networks used to deliver the Company’s payment solutions.
Subsequent to March 31, 2018, the Company has incurred, and expects to continue to incur, legal and other professional expenses related to the unauthorized access incident in future periods. The Company will recognize these expenses as services are received.
The Company maintains insurance coverage to limit its exposure to losses such as those related to the unauthorized access incident. The Company has not recorded a receivable for costs the Company has incurred to date as we have not yet concluded that the costs are reimbursable and probable of recovery under our insurance coverage.

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
This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Executive Overview
We operate in two segments, which we refer to as our North America and International segments. Our revenue is reported net of the cost for underlying products and services. In this report, we refer to this net revenue as “revenues, net". See “Results of Operations” for additional segment information.
Revenues, net, by Segment. For the three months ended March 31, 2018 and 2017, our North America and International segments generated the following revenue (in millions):

	Three Months Ended March 31,
	2018		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$364.3	62.2%	$329.9	63.4%
International	221.2	37.8%	190.5	36.6%
	$585.5	100.0%	$520.4	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2018	2017
Revenues, net	$585.5	$520.4
Net income	$174.9	$123.7
Net income per diluted share	$1.88	$1.31

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2018	2017
Adjusted net income	$233.5	$185.0
Adjusted net income per diluted share	$2.50	$1.96
Adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures.” We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis.
Sources of Revenue
Transactions. In both of our segments, we derive revenue from transactions. A transaction is defined as a purchase by a customer utilizing one of our payment products at a participating merchant. The following diagram illustrates a typical transaction flow, which is representative of many, but not all, of our businesses.
Illustrative Transaction Flow

The revenue we derive from transactions is generated from both customers and merchants. Customers may include commercial businesses (obtained through direct and indirect channels), as well as partners for whom we manage payment programs. Merchants, who may also be customers under relevant accounting guidance, may include those merchants affiliated with our proprietary networks or those participating in the third-party networks we utilize.

From our customers and partners, we generate revenue through a variety of program fees, including transaction fees, card fees, network fees and charges. These fees may be charged as fixed amounts, costs plus a mark-up, or based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs include other fees and charges associated with late payments and based on customer credit risk.
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

For a transaction involving the purchase of fuel where the amount paid to the merchant is calculated under the cost plus markup model, we refer to the difference between the amount charged to the customer and the amount paid to the merchant as revenue tied to fuel-price spreads. In all other cases, we refer to the difference between the amount charged to the customer and the amount paid to the merchant for a given transaction as interchange revenue.
Revenue per transaction. Set forth below is revenue per transaction by segment information for the three months ended March 31, 2018 and 2017. Revenue per transactions by segment is affected by the mix of products and acquisitions, which may result in revenue per transaction by product providing more meaningful data for analysis.

	Three Months Ended March 31,
(Unaudited)	2018	2017
Transactions (in millions)
North America	449.7	428.7	[1]
International	273.0	270.9
Total transactions	722.8	699.6
Revenue per transaction
North America	$0.81	$0.77
International	0.81	0.70
Consolidated revenue per transaction	0.81	0.74

[1] For purposes of comparability, reflects adjustment for 44.3 million non-recurring transactions at SVS in the first quarter of 2017 due to system driven balance inquiries.

The following table provides a breakdown of revenue per transaction by product for the three months ended March 31, 2018 and 2017.

	As Reported					Pro Forma and Macro Adjusted
	Three Months Ended March 31,					Three Months Ended March 31,
(Unaudited)*	2018¹	2017		Change	% Change	2018¹	2017¹		Change	% Change
FUEL CARDS
'- Transactions	117.6	111.0		6.6	6%	117.6	112.5		5.1	5%
'- Revenues, net per transaction	$2.20	$2.34		$(0.15)	(6)%	$2.04	$2.11		$(0.07)	(3)%
'- Revenues, net	$258.4	$260.3		$(1.9)	(1)%	$240.4	$237.6		$2.9	1%
CORPORATE PAYMENTS
'- Transactions	10.9	9.5		1.4	15%	10.9	9.7		1.2	12%
'- Revenues, net per transaction	$8.69	$4.93		$3.76	76%	$8.58	$7.67		$0.91	12%
'- Revenues, net	$94.8	$46.8		$47.9	102%	$93.5	$74.6		$18.9	25%
TOLLS
'- Transactions	220.8	222.9		(2.0)	(1)%	220.8	222.9		(2.0)	(1)%
'- Revenues, net per transaction	$0.41	$0.35		$0.07	20%	$0.43	$0.35		$0.08	23%
'- Revenues, net	$91.2	$77.0		$14.2	18%	$94.1	$77.0		$17.1	22%
LODGING
'- Transactions	5.4	3.2		2.2	68%	5.4	3.6		1.8	50%
'- Revenues, net per transaction	$7.27	$7.38		$(0.10)	(1)%	$7.27	$7.92		$(0.64)	(8)%
'- Revenues, net	$39.4	$23.8		$15.7	66%	$39.4	$28.6		$10.8	38%
GIFT
'- Transactions	349.6	333.4	[2]	16.2	5%	349.6	333.4	[2]	16.2	5%
'- Revenues, net per transaction	$0.14	$0.15		$(0.01)	(4)%	$0.14	$0.15		$(0.01)	(4)%
'- Revenues, net	$48.6	$48.4		$0.2	—%	$48.6	$48.4		$0.2	—%
OTHER[3]
'- Transactions	18.4	19.6		(1.3)	(6)%	18.4	19.2		(0.8)	(4)%
'- Revenues, net per transaction	$2.89	$3.26		$(0.37)	(11)%	$2.81	$2.69		$0.12	4%
'- Revenues, net	$53.1	$64.1		$(11.0)	(17)%	$51.6	$51.7		$—	—%
FLEETCOR CONSOLIDATED REVENUES
'- Transactions	722.8	699.6		23.2	3%	722.8	701.3		21.4	3%
'- Revenues, net per transaction	$0.81	$0.74		$0.07	9%	$0.79	$0.74		$0.05	6%
'- Revenues, net	$585.5	$520.4		$65.1	13%	$567.7	$517.9		$49.8	10%

* Columns may not calculate due to rounding.
[1] Reflects the January 1, 2018 adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)", using the modified retrospective transition method. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect Topic 606. For purposes of comparability, 2017 revenue has been recast in this table. Pro forma amounts for 2017 include estimates made by the Company for the impact of Topic 606 on 2017 revenues, as the Company did not apply a full retrospective adoption.

[2] For purposes of comparability, reflects adjustment for 44.3 million non-recurring transaction at SVS in the first quarter of 2017 due to system driven balance inquiries.
[3] Other includes telematics, maintenance, food, and transportation related businesses.
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
Sources of Expenses
We incur expenses in the following categories:

•
Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services. The adoption of Topic 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions, resulting in these amounts being recorded within revenues, net in periods beginning in 2018.

•
Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses. Effective with the adoption of Topic 606 on January 1, 2018, certain third party processing expenses are netted with consolidated revenues, where the network is considered to be our customer.

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

•
Investment loss—Our investment results relate to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we historically accounted for using the equity method. On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method.

•
Other expense (income), net—Our other expense (income), net includes proceeds/costs from the sale of assets, foreign currency transaction gains or losses and other miscellaneous operating costs and revenue.

•
Interest expense, net—Our interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our Securitization Facility. We have historically invested our cash primarily in short-term money market funds.

•	Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and service on a global basis.
Factors and Trends Impacting our Business
We believe that the following factors and trends are important in understanding our financial performance:

•
Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in both our North America and International segments.

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 59% and 63% of our revenue in the three months ended March 31, 2018 and 2017, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

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

Unauthorized Access to Systems

On May 3, 2018, the Company announced the unauthorized access into a portion of its systems. On April 26, 2018, Company personnel identified suspicious activity primarily on systems involving the Company’s Stored Value Solutions gift card business. The Company took immediate action to stop the activity and limit the improper use of accessed private label gift card information (these gift cards do not contain personally identifiable information such as consumer names, Social Security numbers, driver’s license numbers and other sensitive personal data). The Company through counsel has retained three information technology forensic firms, which have been examining the Company’s systems in detail over the approximately two week period since the incident was discovered. The Company also contacted federal law enforcement and merchants known to be affected. As of the date hereof, the Company does not believe that the unauthorized access incident will have a material adverse effect on its business and results of operations, though the Company’s investigation is ongoing.

Based upon information known as of the date hereof, the Company believes that a significant number of gift card and PIN numbers issued by six Stored Value Solutions customers were accessed. Following discovery, the Company has been working with merchant customers to limit the impact of the unauthorized access. We believe the mitigation steps discussed with merchants, if fully implemented, will severely restrict or eliminate the ability of the bad actors to use the information, while preserving the ability of legitimate holders of the gift cards to use them.

The Company has no evidence of access affecting its systems involving fleet cards and other payment products, or the proprietary and third-party payment networks used to deliver the Company’s payment solutions.

Acquisitions and Investments
During 2017, the Company completed acquisitions with an aggregate purchase price of $725.2 million, net of cash acquired of $96.3 million. During 2017, the Company made investments in other businesses of $39 million.

•
On August 9, 2017, we acquired Cambridge, a business to business (B2B) international payments provider, for approximately $616.1 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand our corporate payments footprint.

•	On September 26, 2017, we acquired a fuel card provider in Russia.

•	On October 13, 2017, we completed the acquisition of CLS, a small lodging business, in the United States.

We report our results from Cambridge and CLC acquired in the third and fourth quarters of 2017, respectively, in our North America segment, from the date of acquisition. The results of operations from the fuel card business in Russia are included within our International segment, from the date of acquisition.

Asset Dispositions

Telematics Businesses
As part of our plan to exit the telematics business, on July 27, 2017, we sold NexTraq, a U.S. fleet telematics business, to Michelin Group for $316 million. We recorded a pre-tax gain on the disposal of NexTraq of $175.0 million during the third quarter of 2017, which was net of transaction closing costs. We recorded tax on the gain of disposal of $65.8 million. NexTraq was historically included in our North America segment.

On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method.

Results of Operations
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
The following table sets forth selected consolidated statement of income and selected operational data for the three months ended March 31, 2018 and 2017 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2018[1]	% of total revenue	Three Months Ended March 31, 2017	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$364.3	62.2%	$329.9	63.4%	$34.3	10.4%
International	221.2	37.8%	190.5	36.6%	30.7	16.1%
Total revenues, net	585.5	100.0%	520.4	100.0%	65.1	12.5%
Consolidated operating expenses:
Merchant commissions	—	—%	24.4	4.7%	(24.4)	(100.0)%
Processing	116.5	19.9%	101.8	19.6%	14.7	14.4%
Selling	47.1	8.0%	38.8	7.5%	8.3	21.3%
General and administrative	90.3	15.4%	95.5	18.3%	(5.1)	(5.4)%
Depreciation and amortization	71.5	12.2%	64.9	12.5%	6.6	10.2%
Operating income	260.1	44.4%	195.1	37.5%	65.0	33.3%
Investment loss	—	—%	2.4	0.5%	(2.4)	(100.0)%
Other (income) expense, net	(0.3)	(0.1)%	2.2	0.4%	2.5	NM
Interest expense, net	31.1	5.3%	23.1	4.4%	7.9	34.3%
Provision for income taxes	54.4	9.3%	43.7	8.4%	10.7	24.5%
Net income	$174.9	29.9%	$123.7	23.8%	$51.2	41.4%
Operating income for segments:
North America	$156.0		$121.0		$35.0	28.9%
International	104.1		74.1		30.0	40.5%
Operating income	$260.1		$195.1		$65.0	33.3%
Operating margin for segments:
North America	42.8%		36.7%		6.1%
International	47.1%		38.9%		8.2%
Total	44.4%		37.5%		6.9%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
1 Reflects the January 1, 2018 adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" and related cost capitalization guidance using the modified retrospective transition method. As a result of the application of the modified retrospective transition method, the Company's prior period results within its Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of Topic 606.

Revenues
Our consolidated revenues were $585.5 million in the three months ended March 31, 2018, an increase of $65.1 million or 12.5%, from $520.4 million in the three months ended March 31, 2017. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2017, which contributed approximately $36 million in additional revenue.

•
Organic growth of approximately 10% on a constant fuel price, fuel spread margin, foreign currency and acquisition, and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming Topic 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a favorable impact on our consolidated revenue for the three months ended March 31, 2018 over the comparable period in 2017 of approximately $18 million. We believe the favorable impact of higher fuel prices and fuel spread margins, primarily in the U.S., had a favorable impact on consolidated revenues in the three months ended March 31, 2018 over the comparable period in 2017 of approximately $10 million. Additionally, foreign exchange rates had a favorable impact on consolidated revenues in the three months ended March 31, 2018 compared to the comparable period in 2017 of approximately $8 million, primarily due to favorable changes in foreign exchange rates in almost all geographies.

These increases were partially offset by the impact of the adoption of Topic 606, which decreased consolidated revenues, net by approximately $24 million, for certain amounts previously classified as merchant commissions and processing expense, net with revenues and by approximately $12 million due to the disposition of the NexTraq business in July 2017.

North America segment revenues
North America revenues were $364.3 million in the three months ended March 31, 2018, an increase of $34.3 million or 10.4%, from $329.9 million in the three months ended March 31, 2017. The increase in our North America segment revenue was primarily due to:

•	The impact of our Cambridge and CLS acquisitions during 2017, which contributed approximately $34 million in additional revenue.

•
Organic growth of approximately 8%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming Topic 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended March 31, 2018 over the comparable period in 2017 of approximately $9 million, primarily due to the favorable impact of higher fuel prices and slightly higher fuel spread margins.

These increases were partially offset by the impact of the adoption of Topic 606, which decreased North America revenues, net by approximately $19 million and by approximately $12 million due to the disposition of the NexTraq business in July 2017.

International segment revenues
International segment revenues were $221.2 million in the three months ended March 31, 2018, an increase of $221.2 million or 16.1%, from $190.5 million in the three months ended March 31, 2017. The increase in our International segment revenue was primarily due to:

•	The impact of a small fuel card acquisition during 2017, which contributed approximately $2 million in additional revenue.

•
Organic growth of approximately 13% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming Topic 606 was implemented in January 2017 in order to calculate organic growth using a consistent revenue standard in both periods.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenue for the three months ended March 31, 2018 over the comparable period in 2017 of approximately $9 million. Changes in foreign exchange rates and higher fuel prices had favorable impacts on consolidated revenues of approximately $8 million and $1 million, respectively.

These increases were partially offset by the impact of the adoption of Topic 606, which decreased International revenues, net by approximately $5 million.

Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the three months ended March 31, 2018 and 2017 (in millions).

	Three Months Ended March 31,
Revenue, net by Geography*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$344	59%	$330	63%
Brazil	107	18%	93	18%
United Kingdom	64	11%	54	10%
Other	71	12%	43	8%
Consolidated revenues, net	$586	100%	$520	100%
*Columns may not calculate due to rounding.

	Three Months Ended March 31,
Revenue, net by Product Category*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards	$259	44%	$260	50%
Corporate Payments	95	16%	47	9%
Tolls	91	16%	77	15%
Lodging	39	7%	24	5%
Gift	49	8%	48	9%
Other	53	9%	64	12%
Consolidated revenues, net	$586	100%	$520	100%
*Columns may not calculate due to rounding.

Major Sources of Revenue, net*	Three Months Ended March 31,
(Unaudited)	2018¹	%	2017	%
Processing and Program Revenue[2]	$311	53%	$244	47%
Late Fees and Finance Charges[3]	36	6%	37	7%
Miscellaneous Fees[4]	34	6%	34	6%
Discount Revenue (Fuel)[5]	85	14%	81	15%
Discount Revenue (NonFuel)[6]	43	7%	41	8%
Tied to Fuel-Price Spreads[7]	26	4%	50	10%
Merchant Program Revenue[8]	50	9%	34	7%
Consolidated revenues, net	$586	100%	$520	100%

[1] Reflects the January 1, 2018 adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" and related cost capitalization guidance using the modified retrospective transition method. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of Topic 606.

[2] Includes revenue from customers based on accounts, cards, devices, transactions, load amounts and/or purchase amounts, etc. for participation in our various fleet and workforce related programs; as well as, revenue from partners (e.g., major retailers, leasing companies, oil companies, petroleum marketers, etc.) for processing and network management services. Primarily represents revenue from North American trucking, lodging, prepaid benefits, telematics, gift cards and toll related businesses.

[3] Fees for late payment and interest charges for carrying a balance charged to a customer.
[4] Non-standard fees charged to customers based on customer behavior or optional participation, primarily including high credit risk surcharges, over credit limit charges, minimum processing fees, printing and mailing fees, environmental fees, etc.

[5] Interchange revenue directly influenced by the absolute price of fuel and other interchange related to fuel products.
[6] Interchange revenue related to nonfuel products.
[7] Revenue derived from the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction.
[8] Revenue derived primarily from the sale of equipment, software and related maintenance to merchants.
* We may not be able to precisely calculate revenue by source, as certain estimates were made in these allocations. Columns may not calculate due to rounding.
Consolidated operating expenses
Merchant commissions. The adoption of Topic 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions of $27 million in the three months ended March 31, 2018. As of January 1, 2018, these amounts are recorded within revenues, net. Merchant commissions were $24.4 million in the three months ended March 31, 2017.
Processing. Processing expenses were $116.5 million in the three months ended March 31, 2018, an increase of $14.7 million or 14.4%, from $101.8 million in the comparable prior period. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2017 of approximately $14 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $4 million. Additionally, the adoption of Topic 606 on January 1, 2018, resulted in a change in the presentation of certain third-party processing expenses and related rebates of $2 million in the three months ended March 31, 2018. As of January 1, 2018, these amounts are recorded within revenues, net.
Selling. Selling expenses were $47.1 million in the three months ended March 31, 2018, an increase of $8.3 million or 21.3% from $38.8 million in the comparable prior period. Increases in spending were primarily due to ongoing incremental expenses related to acquisitions completed in 2017 of approximately $6 million and additional spending in certain lines of business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $1 million. Additionally, the adoption of Topic 606 and related cost capitalization guidance on January 1, 2018, resulted in the capitalization of certain costs incurred to obtain a contract (sales commissions) and deferral over the period of benefit, resulting in reduced selling expenses of approximately $2 million.
General and administrative. General and administrative expenses were $90.3 million in the three months ended March 31, 2018, a decrease of $5.1 million or 5.4%, from $95.5 million in the comparable prior period. The decrease was primarily due to a decrease in stock compensation expense of approximately $10 million, a reduction in other professional and legal fees totaling $5 million and the impact of disposition of the NexTraq business of approximately $1 million. These decreases were partially offset by expenses related to acquisitions completed in 2017 of approximately $9 million and additional spending in certain lines of business.

Depreciation and amortization. Depreciation and amortization expenses were $71.5 million in the three months ended March 31, 2018, an increase of $6.6 million or 10.2%, from $64.9 million in the comparable prior period. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2017 of approximately $8 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $2 million.

Investment loss. Investment loss was $2.4 million in the three months ended March 31, 2017. As a result of our loss of significant influence due to the amendment of the Masternaut investment agreement in 2017, we began accounting for the Masternaut investment by applying the cost method and no longer record gains and losses from the Masternaut investment as an investment loss or gain in our consolidated statement of operations.

Other (income) expense, net. Other income, net was $0.3 million in the three months ended March 31, 2018, compared to other expense, net of $2.2 million in the three months ended March 31, 2017.

Interest expense, net. Interest expense was $31.1 million in the three months ended March 31, 2018, an increase of $7.9 million or 34.3%, from $23.1 million in the comparable prior period. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisition of Cambridge completed in 2017, to repurchase our common stock and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Three Months Ended March 31,
(Unaudited)	2018	2017
Term loan A	3.27%	2.53%
Term loan B	3.60%	3.20%
Domestic Revolver A	3.27%	2.55%
Foreign Revolver A	2.20%	2.01%
Foreign swing line	2.14%	1.96%
The average unused credit facility fee for Domestic Revolver A was 0.33% and 0.34% in the three month period ending March 31, 2018 and 2017, respectively.
Provision for income taxes. The provision for income taxes was $54.4 million in the three months ended March 31, 2018, an increase of $10.7 million or 24.5%, from $43.7 million in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased to 23.7% for the three months ended March 31, 2018 from 26.1% for three months ended March 31, 2017. The decrease in the effective tax rate was due primarily to the impact of the Tax Act, which reduced the U.S. federal statutory rate from 35% to 21%.
Net income. For the reasons discussed above, our net income increased to $174.9 million in the three months ended March 31, 2018, an increase of $51.2 million or 41.4%, from $123.7 million in the three months ended March 31, 2017.
Operating income and operating margin
Consolidated operating income. Operating income was $260.1 million in the three months ended March 31, 2018, an increase of $65.0 million or 33.3%, from $195.1 million in the comparable prior period. Our operating margin was 44.4% and 37.5% for the three months ended March 31, 2018 and 2017, respectively. These increases were driven by acquisitions completed in 2017, the positive impact of the macroeconomic environment of approximately $15 million, driven by higher fuel prices and favorable movements in foreign exchange rates, organic growth, and lower expenses due primarily to reductions in stock based compensation of $10 million and legal fess of approximately $5 million. These increases were partially offset by the negative impact due to the disposition of NexTraq of approximately $3 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $156.0 million in the three months ended March 31, 2018, an increase of $35.0 million or 28.9%, from $121.0 million in the comparable prior period. North America operating margin was 42.8% and 36.7% for the three months ended March 31, 2018 and 2017, respectively. These increases were due primarily to acquisitions completed in 2017, organic growth, the positive impact of the macroeconomic environment of approximately $9 million driven by higher fuel prices, and lower expense due primarily to reductions in stock based compensation of approximately $9 million and professional and legal fees totaling approximately $5 million. These increases were partially offset by the negative impact due to the disposition of NexTraq of approximately $3 million.

International segment operating income. International operating income was $104.1 million in the three months ended March 31, 2018, an increase of $30.0 million or 40.5%, from $74.1 million in the comparable prior period. International operating margin was 47.1% and 38.9% for the three months ended March 31, 2018 and 2017, respectively. These increases were due primarily to organic growth resulting from growth initiatives implemented in our STP business during 2017, the positive impact of the macroeconomic environment of approximately $6 million driven by higher fuel prices and favorable movements in foreign exchange rates and a reduction in stock based compensation of approximately $1 million.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At March 31, 2018, our cash balances totaled $1,222.5 million, with approximately $242.9 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At March 31, 2018, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $663.0 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations.
In the fourth quarter of 2017, the U.S. government enacted the Tax Act, which includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. We have provisionally recorded an $81.8 million charge on these undistributed earnings in 2017. We did not make any adjustments to these provisional amounts during the three months ended March 31, 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the measurement period. As permitted by the Tax Act, we intend to pay the one-time transition tax in eight annual interest-free installments beginning in 2018. We are currently evaluating the remaining undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2018, we had no additional liquidity under our Securitization Facility. At March 31, 2018, we had approximately $627 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the three month period ended March 31, 2018 and 2017 (in millions).

	Three Months Ended March 31,
(Unaudited)	2018	2017
Net cash provided by operating activities	$200.7	$73.5
Net cash used in investing activities	(22.7)	(21.1)
Net cash (used in) provided by financing activities	(99.0)	19.1
Operating activities. Net cash provided by operating activities was $200.7 million in the three months ended March 31, 2018, an increase from $73.5 million in the comparable prior period. The increase in operating cash flows was primarily due to higher net income and favorable working capital adjustments primarily due to the timing of cash receipts and payments in the three months ended March 31, 2018 over the comparable period in 2017. The increase was partially offset by a reduction in non-cash stock based compensation of approximately $9 million in the three months ended March 31, 2018 over the comparable period in 2017.

Investing activities. Net cash used in investing activities was $22.7 million in the three months ended March 31, 2018 compared to $21.1 million in the three months ended March 31, 2017, an immaterial change.
Financing activities. Net cash used in financing activities was $99.0 million in the three months ended March 31, 2018 compared to net cash provided by operating activities of $19.1 million in the three months ended March 31, 2017. The increase use of cash is primarily due to increased repurchases of our common stock of $88 million and a reduction in borrowings of $67 million on our Securitization Facility. These additional uses of cash were partially offset by an increase in borrowings on our Credit Facility.
Capital spending summary
Our capital expenditures was $15.2 million in the three months ended March 31, 2018, an increase of $0.4 million or 2.8%, from $14.8 million in the comparable prior period. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems, as well as incremental spending related to acquisitions completed in 2017.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.33 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350.0 million as of March 31, 2018. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars.
The Credit Agreement also contains an accordion feature for borrowing an additional $750 million in term A or revolver A and term B. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. The term A and revolver maturity dates are August 2, 2022 and the term B maturity date is August 2, 2024.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of March 31, 2018, we were in compliance with each of the covenants under the Credit Facility.
At March 31, 2018, the interest rate on the term A loan and the domestic revolving A facility was 3.38%, the interest rate on the foreign revolving B facility was 2.00%, the interest rate on the revolving B facility foreign swing line of credit was 1.97% and the interest rate on the term B loan was 3.88%. The unused credit facility was 0.30% for all revolving facilities at March 31, 2018.
At March 31, 2018, we had $2.6 billion in borrowings outstanding on the term A loan, excluding the related debt discount, $348.3 million in borrowings outstanding on term B loan, excluding the related debt discount, $365 million in borrowings outstanding on the domestic revolving A facility, $280.3 million in borrowings outstanding on the foreign revolving B facility and $12.3 million in borrowings outstanding on the swing line revolving B facility. We have unamortized debt discounts and debt issuance costs of $6.3 million and $4.8 million at March 31, 2018, respectively.
During the three months ended March 31, 2018, we made principal payments of $34.5 million on the term loans, $410.0 million on the domestic revolving A facility, $29.4 million on the foreign revolving B facility and $17.2 million on the swing line revolving facilities.
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
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 1.91% plus 0.86% and 1.55% plus 0.86% as of March 31, 2018 and December 31, 2017, respectively. The unused facility fee is payable at a rate of 0.40% as of March 31, 2018 and December 31, 2017, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2018.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may purchase up to an aggregate of $500 million of our common stock over the following 18 month period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On May 1, 2018, we announced that our Board of Directors had authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. With the increase and giving effect to our $678.4 million of previous repurchases, we may repurchase up to $421.6 million in shares of our common stock at any time prior to February 1, 2019.
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
Since the beginning of the Program, 4,556,729 shares for an aggregate purchase price of $678.4 million have been repurchased. There were 442,625 shares totaling $88.3 million repurchased under the Program during the three months ended March 31, 2018.
Unauthorized Access to Systems

On May 3, 2018, we announced the unauthorized access into a portion of our systems. Subsequent to March 31, 2018, we have incurred, and expect to continue to incur, legal and other professional expenses related to the unauthorized access incident in future periods. The Company will recognize these expenses as services are received.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2018, other than noted in footnote 1, "Summary of Significant Accounting Policies" and footnote 2, "Revenue Recognition", related to our adoption of new revenue recognition guidance in accordance with Topic 606, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2017. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Adjusted net income and adjusted net income per diluted share
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, (c) a non-recurring net gain at our equity method investment, (d) impairment of our equity method investment, (e) net gain on disposition of business, (f) loss on early extinguishment of debt and, (g) other non-recurring items, including the impact of the Tax Reform Act and restructuring costs.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
(Unaudited)	2018	2017
Net income	$174,937	$123,693
Stock based compensation	14,403	23,093
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	60,444	58,571
Restructuring costs	1,929	—
Total pre-tax adjustments	76,776	81,664
Income tax impact of pre-tax adjustments at the effective tax rate	(18,207)	(20,379)	[1]
Adjusted net income	$233,506	$184,978
Adjusted net income per diluted share	$2.50	$1.96
Diluted shares	93,250	94,560

[1]Excludes the results of the Company's Masternaut investment on our effective tax rate, as results from our Masternaut investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our investment reversed during 2017.

Pro Forma and Macro Adjusted Revenue and Transactions by Product

We define pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions, dispositions and the impact of adoption of Topic 606. The macroeconomic environment includes the impact that market fuel spread margins, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. Set forth below is a reconciliation of pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenues, net		Transactions
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)*	2018*	2017*	2018*	2017*
FUEL CARDS
Pro forma and macro adjusted	$240.4	$237.6	117.6	112.5
Impact of acquisitions/dispositions	—	(1.9)	—	(1.5)
Impact of fuel prices/spread	8.4	—	—	—
Impact of foreign exchange rates	9.6	—	—	—
Impact of adoption of Topic 606	—	24.7	—	—
As reported	$258.4	$260.4	117.6	111.0
CORPORATE PAYMENTS
Pro forma and macro adjusted	$93.5	$74.6	10.9	9.7
Impact of acquisitions/dispositions	—	(28.6)	—	(0.2)
Impact of fuel prices/spread	0.1	—	—	—
Impact of foreign exchange rates	1.2	—	—	—
Impact of adoption of Topic 606	—	0.9	—	—
As reported	$94.8	$46.8	10.9	9.5
TOLLS
Pro forma and macro adjusted	$94.1	$77.0	220.8	222.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(2.9)	—	—	—
Impact of adoption of Topic 606	—	—	—	—
As reported	$91.2	$77.0	220.8	222.9
LODGING
Pro forma and macro adjusted	$39.4	$28.6	5.4	3.6
Impact of acquisitions/dispositions	—	(4.9)	—	(0.4)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of Topic 606	—	—	—	—
As reported	$39.4	$23.8	5.4	3.2
GIFT
Pro forma and macro adjusted	$48.6	$48.4	349.6	333.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of Topic 606	—	—	—	—
As reported	$48.6	$48.4	349.6	333.4
OTHER[1]
Pro forma and macro adjusted	$51.6	$51.7	18.4	19.2
Impact of acquisitions/dispositions	—	12.0	—	0.4
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1.5	—	—	—
Impact of adoption of Topic 606	—	0.4	—	—
As reported	$53.1	$64.1	18.4	19.6

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$567.7	$517.9	722.8	701.3
Impact of acquisitions/dispositions	—	(23.4)	—	(1.7)
Impact of fuel prices/spread	8.5	—	—	—
Impact of foreign exchange rates	9.3	—	—	—
Impact of adoption of Topic 606	—	26.0	—	—
As reported	$585.5	$520.4	722.8	699.6

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, and transportation related businesses.

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets, risks related to litigation;the final results of the unauthorized access incident, including the final scope of the intrusion, the type of systems and information accessed and the number of accounts and customers impacted; as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2018, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We added internal controls in support of the accounting, reporting and disclosure requirements of the new revenue accounting standard, which became effective for us as of January 1, 2018. In August 2017, we completed the acquisition of Cambridge Global Payments. In accordance with our integration efforts, we plan to incorporate Cambridge Global Payments operations into our internal control over financial reporting program within the time period provided by the applicable SEC rules and regulations.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018, which could materially affect our business, financial condition or future results. Other than the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

We detected unauthorized access to our systems and are in the process of assessing the impact of the unauthorized access incident and the resulting impact on our reputation, business and results of operations.

On May 3, 2018, the Company announced the unauthorized access into a portion of its systems. On April 26, 2018, Company personnel identified suspicious activity primarily on systems involving the Company’s Stored Value Solutions gift card business. The Company took immediate action to stop the activity and limit the improper use of accessed private label gift card information (these gift cards do not contain personally identifiable information such as consumer names, Social Security numbers, driver’s license numbers and other sensitive personal data). The Company through counsel has retained three information technology forensic firms, which have been examining the Company’s systems in detail over the approximately two week period since the incident was discovered. The Company also contacted federal law enforcement and merchants known to be affected. As of the date hereof, the Company does not believe that the unauthorized access incident will have a material adverse effect on its business and results of operations, though the Company’s investigation is ongoing.

Based upon information known as of the date hereof, the Company believes that a significant number of gift card and PIN numbers issued by six Stored Value Solutions customers were accessed. Following discovery, the Company has been working with merchant customers to limit the impact of the unauthorized access. We believe the mitigation steps discussed with merchants, if fully implemented, will severely restrict or eliminate the ability of the bad actors to use the information, while preserving the ability of legitimate holders of the gift cards to use them.

The Company has no evidence of access affecting its systems involving fleet cards and other payment products, or the proprietary and third-party payment networks used to deliver the Company’s payment solutions.

We may face lawsuits and claims for monetary damage or relief, or become subject to federal, state and foreign governmental and agency investigations related to any security breach or misuse of data.

In the event of any security breach or misuse of data, we may face lawsuits and claims asserted by or on behalf of consumers, customers, stockholders or others seeking monetary damages or other relief. We may also become subject to federal, state and foreign governmental officials and agencies investigations of the events related to any security breach or misuse of data, including how it occurred, the consequences thereof and our response thereto. We may also become subject to investigation by payment card networks for potential breaches of payment card network rules, which could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions and could adversely affect our continued payment card network registration and financial institution sponsorships. Any such claims and investigations may result in material costs, expenses, fines and penalties and require significant attention by management, which may divert the focus of management from the operation of our business. In addition, the outcome of such claims and investigations could adversely affect or cause us to change how we operate our business. Any governmental agencies investigating any security breach or misuse of data may seek to impose injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs and compliance costs and/or otherwise require us to alter how we operate our business, and put us at a competitive disadvantage with other payment solution providers.

In the event of any security breach or misuse of data, we may incur significant legal and other professional expenses, which could have an adverse impact on our operations and results of operations.

We maintain insurance coverage to limit our exposure to losses such as those related to a security breach. However, we cannot assure you that such insurance would be sufficient for these purposes and, in addition, insurance payments would not alleviate the effect of a breach on our reputation.

Our remediation and security and IT enhancement efforts for any security breach may be costly and may not be effective.

Following the unauthorized access incident, we have taken actions based on our investigation of the causes of the unauthorized access incident to date to stop the unauthorized access and prevent future access, but there may be additional changes needed to prevent a similar incident. We cannot assure that all potential causes of the incident have been identified and remediated as of the date hereof and will not occur again. Because our products and services involve the storage and transmission of data and sensitive information about our customers and merchants, including bank account information, expense data, and credit card, debit card and checking account numbers, we have been, and will continue to be, routinely targeted by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data that we store. If we experience additional breaches of our security measures, sensitive customer and merchant data may be accessed, which could cause us significant additional legal and financial exposure and damage to our reputation that could have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 month period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $350 million, resulting in total aggregate repurchases authorized under the Program of $1.1 billion. Since the beginning of the Program, 4,556,729 shares for an aggregate purchase price of $678.4 million have been repurchased.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2018 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
February 1, 2018 through February 28, 2018	227,998	$199.78	4,342,102	$464,376
March 1, 2018 through March 31, 2018	214,627	$199.11	4,556,729	$421,638

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 8-K, File No. 001-35004, filed with the SEC on January 29, 2018)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1	Offer letter, dated September 10, 2015, between FLEETCOR Technologies, Inc. and Alexey Gavrilenya

10.2
FleetCor Technologies. Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on February 12, 2018).

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 10, 2018.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey