Form 10-Q
period 2018-06-30
FLEETCOR TECHNOLOGIES INC
filed 2018-08-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Stock, $0.001 par value	88,388,545

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Month Periods Ended June 30, 2018

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2018[1]	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$919,662	$913,595
Restricted cash	265,776	217,275
Accounts and other receivables (less allowance for doubtful accounts of $48,245 at June 30, 2018 and $46,031 at December 31, 2017)	1,716,937	1,420,011
Securitized accounts receivable—restricted for securitization investors	939,000	811,000
Prepaid expenses and other current assets	207,832	187,820
Total current assets	4,049,207	3,549,701
Property and equipment, net	179,096	180,057
Goodwill	4,556,206	4,715,823
Other intangibles, net	2,515,232	2,724,957
Investments	39,859	32,859
Other assets	145,533	114,962
Total assets	$11,485,133	$11,318,359
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,532,741	$1,437,314
Accrued expenses	214,682	238,472
Customer deposits	852,617	732,171
Securitization facility	939,000	811,000
Current portion of notes payable and lines of credit	976,685	805,512
Other current liabilities	85,789	71,033
Total current liabilities	4,601,514	4,095,502
Notes payable and other obligations, less current portion	2,832,316	2,902,104
Deferred income taxes	498,918	518,912
Other noncurrent liabilities	113,300	125,319
Total noncurrent liabilities	3,444,534	3,546,335
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 122,551,794 shares issued and 88,376,611 shares outstanding at June 30, 2018; and 122,083,059 shares issued and 89,803,982 shares outstanding at December 31, 2017	123	122
Additional paid-in capital	2,277,227	2,214,224
Retained earnings	3,357,962	2,958,921
Accumulated other comprehensive loss	(870,688)	(551,857)
Less treasury stock (34,175,183 shares at June 30, 2018 and 32,279,077 shares at December 31, 2017)	(1,325,539)	(944,888)
Total stockholders’ equity	3,439,085	3,676,522
Total liabilities and stockholders’ equity	$11,485,133	$11,318,359

[1]Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606. See footnote 1, "Summary of Significant Accounting Policies", in the accompanying notes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018¹	2017	2018¹	2017
Revenues, net	$584,985	$541,237	$1,170,484	$1,061,670
Expenses:
Merchant commissions	—	30,619	—	55,003
Processing	111,201	103,322	227,686	205,146
Selling	44,009	38,957	91,120	77,794
General and administrative	96,382	87,587	186,696	183,041
Depreciation and amortization	68,610	64,709	140,112	129,575
Operating income	264,783	216,043	524,870	411,111
Investment loss	—	2,354	—	4,731
Other expense (income), net	458	(551)	161	1,645
Interest expense, net	33,150	23,851	64,215	46,978
Total other expense	33,608	25,654	64,376	53,354
Income before income taxes	231,175	190,389	460,494	357,757
Provision for income taxes	54,323	59,402	108,705	103,077
Net income	$176,852	$130,987	$351,789	$254,680
Basic earnings per share	$1.98	$1.42	$3.93	$2.77
Diluted earnings per share	$1.91	$1.39	$3.78	$2.70
Weighted average shares outstanding:
Basic shares	89,169	92,013	89,466	92,060
Diluted shares	92,702	94,223	92,970	94,392

[1] Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606. See footnote 1, "Summary of Significant Accounting Policies", in the accompanying notes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$176,852	$130,987	$351,789	$254,680
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(362,085)	(37,260)	(318,831)	56,354
Total other comprehensive (loss) income	(362,085)	(37,260)	(318,831)	56,354
Total comprehensive (loss) income	$(185,233)	$93,727	$32,958	$311,034
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2018¹	2017¹
Operating activities
Net income	$351,789	$254,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,033	21,593
Stock-based compensation	33,505	44,243
Provision for losses on accounts receivable	26,495	27,648
Amortization of deferred financing costs and discounts	2,678	3,800
Amortization of intangible assets	112,540	104,894
Amortization of premium on receivables	2,539	3,088
Deferred income taxes	(6,473)	(32,660)
Investment loss	—	4,731
Other non-cash operating income	(104)	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	(519,527)	(380,196)
Prepaid expenses and other current assets	(20,440)	(18,778)
Other assets	(15,418)	(15,050)
Accounts payable, accrued expenses and customer deposits	282,472	189,750
Net cash provided by operating activities	275,089	207,743
Investing activities
Acquisitions, net of cash acquired	(3,811)	(3,580)
Purchases of property and equipment	(34,614)	(32,600)
Other	(11,192)	(6,327)
Net cash used in investing activities	(49,617)	(42,507)
Financing activities
Proceeds from issuance of common stock	29,498	16,432
Repurchase of common stock	(380,651)	(52,393)
Borrowings on securitization facility, net	128,000	150,000
Principal payments on notes payable	(69,000)	(66,725)
Borrowings from revolver	774,019	90,000
Payments on revolver	(600,109)	(215,901)
Borrowings on swing line of credit, net	13,632	10,245
Other	(149)	537
Net cash used in financing activities	(104,760)	(67,805)
Effect of foreign currency exchange rates on cash	(66,144)	24,416
Net increase in cash and cash equivalents and restricted cash	54,568	121,847
Cash and cash equivalents and restricted cash, beginning of period	1,130,870	643,770
Cash and cash equivalents and restricted cash, end of period	$1,185,438	$765,617
Supplemental cash flow information
Cash paid for interest	$73,303	$68,431
Cash paid for income taxes	$112,982	$188,157

[1] Reflects the impact of the Company's adoption of Accounting Standards Update 2016-18, "Statement of Cash Flows (Topic 230)", which was adopted by the Company on January 1, 2018 and applied retrospectively to results for 2017. The adoption of Topic 230 resulted in the statement of cash flows presenting the changes in the total of cash, cash equivalents and restricted cash. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2018
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $0.2 million and foreign exchange gains of $0.8 million in the three months ended June 30, 2018 and 2017, respectively, which are recorded within other (income) expense, net in the Unaudited Consolidated Statements of Income. The Company recognized foreign exchange gains of $0.4 million and foreign exchange losses of $0.8 million in the six months ended June 30, 2018 and 2017, respectively.
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
Impact of Adoption of ASC 606
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

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective method, for contracts that were not completed as of the date of initial application, resulting in a cumulative effect adjustment to retained earnings on January 1, 2018. For contracts that were modified before January 1, 2018, the Company has not retrospectively restated contracts for those modifications but instead reflected the aggregate effect of these modifications when identifying the satisfied and unsatisfied performance obligations, as allowed within the transition practical expedients. The cumulative impact to our retained earnings at January 1, 2018 was $30.9 million, due to the capitalization of costs to acquire contracts under the new standard, with a corresponding increase to prepaid expense and other current assets of $10.2 million, other assets of $30.3 million and deferred income taxes (liabilities) of $9.6 million. Additionally, under the new standard certain costs (e.g., merchant commissions and fees paid to credit card associations) will be presented net in revenues as the amounts represent payments to our customers that are not considered in exchange for a distinct good or service that the customer transfers to the Company.

The impact to the Company's revenue, operating expenses, income from continuing operations after taxes, net income and basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 As Reported	Impact of ASC 606	2018 Prior to Adoption	2018 As Reported	Impact of ASC 606	2018 Prior to Adoption
Revenues, net	$584,985	$23,336	$608,321	$1,170,484	$47,554	$1,218,038
Expenses:
Merchant commissions	—	26,387	26,387	—	53,290	53,290
Processing	111,201	(2,713)	108,488	227,686	(4,784)	222,902
Selling	44,009	397	44,406	91,120	2,517	93,637
General and administrative	96,382	—	96,382	186,696	—	186,696
Depreciation and amortization	68,610	—	68,610	140,112	—	140,112
Operating income	264,783	(735)	264,048	524,870	(3,469)	521,401
Total other expense	33,608	—	33,608	64,376	—	64,376
Income before income taxes	231,175	(735)	230,440	460,494	(3,469)	457,025
Provision for income taxes	54,323	(91)	54,232	108,705	(848)	107,857
Net income	$176,852	$(644)	$176,208	$351,789	$(2,621)	$349,168
Basic earnings per share	$1.98	$(0.01)	$1.98	$3.93	$(0.03)	$3.90
Diluted earnings per share	$1.91	$(0.01)	$1.90	$3.78	$(0.03)	$3.76

The adoption of ASC 606 did not impact our accounting for revenues derived from late fees, finance charges, and certain other charge card fees or certain of our foreign currency contracts, which continue to be accounted for under existing authoritative guidance, as discussed further below.
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. On July 31, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If the new transition method in ASU 2018-11 is not elected, the new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of ASU 2016-02 on our consolidated financial statements, is in the process of evaluating software tools to assist with implementation and is gathering leases for evaluation under the new standard. The Company expects to recognize right of use assets and liabilities for its operating leases in the consolidated balance sheet upon adoption and using the optional transition method recently issued.
Accounting for Breakage
In March 2016, the FASB issued ASU 2016-04, “Liabilities-Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products”, which requires entities that sell prepaid stored value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage. This ASU is effective for the Company for reporting periods beginning after December 15, 2017. The ASU must be adopted using either a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. The Company adopted this guidance on January 1, 2018, which did not have a material impact on the Company's results of operations, financial condition, or cash flows.
Intra-Entity Transfers
In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The Company adopted this ASU on January 1, 2018, which resulted in an increase of approximately $17.1 million to retained earnings and deferred tax assets net of valuation allowances.
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
Intangibles - Goodwill and Other Impairment
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The adoption of this ASU on January 1, 2018 is not expected to have a material impact on the results of operations, financial condition, or cash flows, unless a goodwill impairment is identified.
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
Non-Employee Share-Based Payments
In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting", that supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
2. Revenue Recognition
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services.
Payment Services
The Company’s primary performance obligation for the majority of its payment solution products (fuel, lodging, tolls, corporate payments, among others) is to stand-ready to provide authorization and processing services ("payment services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involves a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer.
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
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three and six months ended June 30, 2018 was as follows:

Revenue, net by Product Category*	Three Months Ended June 30,		Six Months Ended June 30,
	2018	%	2018	%
Fuel	$271	46%	$529	45%
Corporate Payments	100	17%	194	17%
Tolls	82	14%	173	15%
Lodging	45	8%	84	7%
Gift	33	6%	82	7%
Other	55	9%	108	9%
Consolidated Revenues, net	$585	100%	$1,170	100%
*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and six months ended June 30, 2018 was as follows:

Revenue, net by Geography*	Three Months Ended June 30,		Six Months Ended June 30,
	2018	%	2018	%
United States	$348	59%	691	59%
Brazil	96	16%	203	17%
United Kingdom	65	11%	130	11%
Other	76	13%	146	12%
Consolidated Revenues, net	$585	100%	$1,170	100%
*Columns may not calculate due to rounding.
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 90% of total consolidated revenues, net, in the three and six month periods ended June 30, 2018.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $21.5 million and $24.7 million as of June 30, 2018 and January 1, 2018, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized in the three and six months ended June 30, 2018, that was included in the deferred revenue contract liability as of January 1, 2018 was approximately $17.7 million and $39.1 million, respectively.

Costs to Obtain or Fulfill a Contract

With the adoption of ASC 606, the Company began capitalizing the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, a sales commission).
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
In order to determine the appropriate amortization period for contract costs, the Company considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in the Company’s Unaudited Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Unaudited Consolidated Statements of Income.  During the three and six months ended June 30, 2018, amortization of capitalized contract costs recorded in selling expense was $2.7 million and $6 million, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within "prepaid expenses and other current assets" and "other assets" in the Company’s Unaudited Consolidated Balance Sheets. At June 30, 2018, the Company had capitalized costs to obtain a contract of $11.4 million within prepaid expenses and $32.3 million within "other assets" in the Company’s Unaudited Consolidated Balance Sheets, respectively.
Practical Expedients

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as allowed by ASC 606, the Company has elected to exclude this disclosure for any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, the Company's most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of June 30, 2018, the Company’s contracts with customers did not contain a significant financing component.
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
The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Gross domestic accounts receivable	$926,519	$661,677
Gross domestic securitized accounts receivable	939,000	811,000
Gross foreign receivables	838,663	804,365
Total gross receivables	2,704,182	2,277,042
Less allowance for doubtful accounts	(48,245)	(46,031)
Net accounts and securitized accounts receivable	$2,655,937	$2,231,011
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the six month period ended June 30 is as follows (in thousands):

	2018	2017
Allowance for doubtful accounts beginning of period	$46,031	$32,506
Provision for bad debts	26,495	27,648
Write-offs	(24,281)	(12,318)
Allowance for doubtful accounts end of period	$48,245	$47,836

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis at June 30, 2018 and December 31, 2017, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Repurchase agreements	$500,824	$—	$500,824	$—
Money market	50,187	—	50,187	—
Certificates of deposit	15,037	—	15,037	—
Foreign exchange contracts	43,000	—	43,000	—
Total cash equivalents	$609,048	$—	$609,048	$—
Cash collateral for foreign exchange contracts	$40,084	$—	$—	$—
Liabilities:
Foreign exchange contracts	$40,969	$—	$40,969	—
Total liabilities	$40,969	$—	$40,969	$—
Cash collateral obligation for foreign exchange contracts	$9,917	$—	$—	$—

December 31, 2017
Assets:
Repurchase agreements	$420,838	$—	$420,838	$—
Money market	50,423	—	50,423	—
Certificates of deposit	7,417	—	7,417	—
Foreign exchange contracts	39,045	10	39,035	—
Total cash equivalents	$517,723	$10	$517,713	$—
Cash collateral for foreign exchange contracts	$12,540	$—	$—	$—
Liabilities:
Foreign exchange contracts	$26,888	$67	$26,821	$—
Total liabilities	$26,888	$67	$26,821	$—
Cash collateral obligation for foreign exchange contracts	$10,882	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Unaudited Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Unaudited Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents what would be received and or paid by the Company if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in the Company's Unaudited Consolidated Balance Sheet at June 30, 2018. Cash collateral paid for foreign exchange derivatives is recorded within restricted cash in the Company's Unaudited Consolidated Balance Sheet at June 30, 2018.
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
5. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 month period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, the Company announced that its Board of Directors had authorized an increase in the size of the Program by an additional $350 million, and on July 17, 2018, our Board of Directors authorized an additional increase of $500 million in the size of the Program resulting in total aggregate repurchases authorized under the Program of $1.6 billion. With the increase and giving effect to the Company's $970.8 million of previous repurchases, the Company may repurchase up to $629.2 million in shares of its common stock at any time prior to February 1, 2019.
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
Since the beginning of the Program, 6,010,210 shares for an aggregate purchase price of $970.8 million have been repurchased. There were 1,896,106 shares totaling $380.7 million repurchased under the Program during the six months ended June 30, 2018.
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
The table below summarizes the expense recognized related to share-based payments recognized for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$11,352	$13,949	$22,051	$26,038
Restricted stock	7,750	7,201	11,454	18,205
Stock-based compensation	$19,102	$21,150	$33,505	$44,243
The tax benefits recorded on stock based compensation were $18.9 million and $24.3 million for the six month period ended June 30, 2018 and 2017, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2018 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$77,704	1.60
Restricted stock	22,109	0.71
Total	$99,813

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

The following summarizes the changes in the number of shares of common stock under option for the six month period ended June 30, 2018 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031	$109.78	4,029	$75.80		$663,815
Granted	349	202.61			$202.68
Exercised	(420)	73.08				57,825
Forfeited	(35)	138.91
Outstanding at June 30, 2018	7,925	$115.68	4,702	$88.02		$752,617
Expected to vest as of June 30, 2018	7,925	$115.68
The aggregate intrinsic value of stock options exercisable at June 30, 2018 was $576.7 million. The weighted average remaining contractual term of options exercisable at June 30, 2018 was 5.3 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the six month periods ended June 30, 2018 and 2017:

	June 30,
	2018	2017
Risk-free interest rate	2.55%	1.65%
Dividend yield	—	—
Expected volatility	26.96%	28.00%
Expected life (in years)	3.9	3.4
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
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2018 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	365	$155.58
Granted	96	205.33
Vested	(48)	158.79
Canceled or forfeited	(29)	156.17
Outstanding at June 30, 2018	384	$158.01
7. Acquisitions
2018 Acquisitions
During the six months ended June 2018, the Company made investments in businesses of $11.2 million and payments of $3.8 million related to acquisitions occurring in prior years.
2017 Acquisitions
During 2017, the Company completed acquisitions with an aggregate purchase price of $725.1 million, net of cash acquired of $96.3 million and inclusive of notes payable of $29.3 million. During 2017, the Company made investments in other businesses of $39 million.

Cambridge Global Payments

On August 9, 2017, the Company acquired Cambridge, a business to business (B2B) international payments provider, for approximately $616.0 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand the Company's corporate payments footprint. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. The results from Cambridge are reported in its North America segment. The following table summarizes the preliminary acquisition accounting for Cambridge (in thousands):

Restricted cash	$37,666
Trade and other receivables	61,801
Prepaid expenses and other	15,190
Property and equipment	7,106
Other long term assets	10,025
Goodwill	500,169
Customer relationships and other identifiable intangible assets	271,793
Liabilities assumed	(194,394)
Deferred tax liabilities	(93,364)
Aggregate purchase price	$615,992

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Banking relationships	20	$705
Trade name and trademarks	Indefinite	35,110
Technology	5	16,039
Customer relationships - excluding Accounts Payable Solutions	7-18	178,190
Customer relationships - Accounts Payable Solutions	20	41,749
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
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2017	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2018
Segment
North America	$3,084,123	$3,993	$(8,490)	$3,079,626
International	1,631,700	20	(155,140)	1,476,580
	$4,715,823	$4,013	$(163,630)	$4,556,206

As of June 30, 2018 and December 31, 2017, other intangible assets consisted of the following (in thousands):

		June 30, 2018			December 31, 2017
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.1	$2,627,119	$(693,263)	$1,933,856	$2,698,428	$(605,347)	$2,093,081
Trade names and trademarks—indefinite lived	N/A	481,581	—	481,581	499,587	—	499,587
Trade names and trademarks—other	13.8	2,966	(2,375)	591	2,986	(2,207)	779
Software	5.9	213,563	(136,173)	77,390	219,019	(116,654)	102,365
Non-compete agreements	4.3	45,827	(24,013)	21,814	48,221	(19,076)	29,145
Total other intangibles		$3,371,056	$(855,824)	$2,515,232	$3,468,241	$(743,284)	$2,724,957
Changes in foreign exchange rates resulted in a $101.0 million decrease to the carrying values of other intangible assets in the six months ended June 30, 2018. Amortization expense related to intangible assets for the six months ended June 30, 2018 and 2017 was $112.5 million and $104.9 million, respectively.

9. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2018	December 31, 2017
Term notes payable—domestic(a), net of discounts	$2,926,034	$2,993,667
Revolving line of credit A Facility—domestic(a)	580,000	635,000
Revolving line of credit B Facility—foreign(a)	241,695	28,334
Revolving line of credit B Facility—swing line(a)	19,626	6,879
Other debt(c)	41,646	43,736
Total notes payable and other obligations	3,809,001	3,707,616
Securitization Facility(b)	939,000	811,000
Total notes payable, credit agreements and Securitization Facility	$4,748,001	$4,518,616
Current portion	$1,915,685	$1,616,512
Long-term portion	2,832,316	2,902,104
Total notes payable, credit agreements and Securitization Facility	$4,748,001	$4,518,616
 ______________________

(a)
The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350 million as of June 30, 2018. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B or revolver A debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity dates are August 2, 2022 for term A loan, revolving loans, and letters of credit under the Credit Agreement and August 2, 2024 for the term B loan.

Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans and at 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The Company has unamortized debt discounts of $5.3 million related to the term A facility, and $0.6 million related to the term B facility and deferred financings costs of $4.6 million at June 30, 2018.
At June 30, 2018, the interest rate on the term A loan and the domestic revolving A facility was 3.59%, the interest rate on the foreign revolving B facility was 2.01%, the interest rate on the revolving B facility foreign swing line of credit was 1.97% and the interest rate on the term B loan was 4.09%. The unused credit facility was 0.30% for all revolving facilities at June 30, 2018.

(b)
The Company is party to a $950 million receivables purchase agreement (Securitization Facility) that was amended and restated on November 14, 2017. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.15% plus 0.86% as of June 30, 2018 and 1.55% plus 0.86% as of December 31, 2017. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2018 and December 31, 2017.

(c)	Other debt includes the long-term portion of deferred payments associated with business acquisitions.
The Company was in compliance with all financial and non-financial covenants at June 30, 2018.

10. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate.

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
In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. We did not make any adjustments to these provisional amounts during the three months ended June 30, 2018. We are continuing to gather additional information, including, but not limited to, finalizing the calculation of post-1986 prescribed foreign E&P, finalizing foreign tax pools for foreign tax credit purposes, and finalizing the amounts held in cash or other specified assets, to complete our accounting for these items and expect to complete our accounting within the measurement period.
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2018 and 35% for 2017 to income before income taxes for the three months ended June 30, 2018 and 2017 due to the following (in thousands):

	2018		2017
Computed tax expense at the U.S. federal tax rate	$48,547	21.0%	$66,636	35.0%
Changes resulting from:
Foreign income tax differential	1,907	0.8%	(7,473)	(3.9)%
Excess tax benefits related to stock-based compensation	(5,946)	(2.6)%	(937)	(0.5)%
State taxes net of federal benefits	3,396	1.5%	2,360	1.2%
Foreign-sourced nontaxable income	(6,291)	(2.7)%	(1,006)	(0.5)%
Foreign withholding taxes	5,426	2.4%	2,381	1.3%
GILTI Tax, net of foreign tax credits	4,921	2.1%	—	—%
Other	2,363	1.0%	(2,559)	(1.4)%
Provision for income taxes	$54,323	23.5%	$59,402	31.2%

11. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and six month periods ended June 30 follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$176,852	$130,987	$351,789	$254,680
Denominator for basic earnings per share	89,169	92,013	89,466	92,060
Dilutive securities	3,533	2,210	3,504	2,332
Denominator for diluted earnings per share	92,702	94,223	92,970	94,392
Basic earnings per share	$1.98	$1.42	$3.93	$2.77
Diluted earnings per share	$1.91	$1.39	$3.78	$2.70
Diluted earnings per share for the three months ended June 30, 2018 and 2017 excludes the effect of 0.1 million and 3.7 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.1 million and 0.2 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended June 30, 2018 and 2017, respectively.
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

The Company’s segment results are as follows for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net:[1]
North America	$370,949	$342,995	$735,218	$672,943
International	214,036	198,242	435,266	388,727
	$584,985	$541,237	$1,170,484	$1,061,670
Operating income:[1]
North America	$161,376	$134,926	$317,326	$255,898
International	103,407	81,117	207,544	155,213
	$264,783	$216,043	$524,870	$411,111
Depreciation and amortization:
North America	$38,317	$33,384	$76,992	$66,561
International	30,293	31,325	63,120	63,014
	$68,610	$64,709	$140,112	$129,575
Capital expenditures:
North America	$11,685	$12,102	$20,096	$21,734
International	7,715	5,702	14,518	10,866
	$19,400	$17,804	$34,614	$32,600
1 2018 reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect ASC 606.
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
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where, as here, the matters involve indeterminate claims for monetary damages, and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above.

Unauthorized Access into a Portion of the Company’s Systems

On April 26, 2018, Company personnel identified suspicious activity primarily on systems involving the Company’s Stored Value Solutions gift card business. The Company took prompt action to stop the activity and limit the improper use of accessed private label gift card information (these gift cards do not contain personally identifiable information such as consumer names, Social Security numbers, driver’s license numbers and other sensitive personal data).  The Company through counsel retained three information technology forensic firms to assist in the investigation and the remediation and further enhancement of our systems to prevent future unauthorized access.  The Company also contacted federal law enforcement and merchants known to be affected.  The investigation has now been concluded and, based on the findings of the investigation, the unauthorized access was limited to what was reported in the Company’s quarterly report on Form 10-Q filed May 10, 2018 and we do not expect the unauthorized access to have a material impact on the Company’s results of operations.

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

The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of June 30, 2018 and December 31, 2017 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

	Notional
	June 30, 2018	December 31, 2017
Foreign exchange contracts:
Swaps	$324.2	$515.4
Futures, forwards and spot	3,855.9	3,274.5
Written options	3,245.7	2,934.2
Purchased options	2,800.1	2,314.1
Total	$10,225.9	$9,038.1

The majority of customer foreign exchange contracts are written in currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.

The following table summarizes the fair value of derivatives reported in the Unaudited Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018				December 31, 2017
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Over the counter	$88.8	$86.8	$43.0	$41.0	$80.4	$68.2	$39.0	$26.8
Exchange traded	—	—	—	—	—	0.1	—	0.1
Foreign exchange contracts	88.8	86.8	43.0	41.0	80.4	68.3	39.0	26.9
Cash collateral	40.1	9.9	40.1	9.9	12.5	10.9	12.5	10.9
Total net derivative assets and liabilities	$48.7	$76.9	$2.9	$31.1	$67.9	$57.4	$26.5	$16.0
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
FLEETCOR capitalizes on its products’ specialization with sales and marketing efforts by deploying product-dedicated sales forces to target specific customer segments. We market our products directly through multiple sales channels, including field sales, telesales and digital marketing, and indirectly through our partners, which include major oil companies, leasing companies, petroleum marketers, value-added resellers and referral partners.
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

Results presented for 2018 reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers ("Topic 606") ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of Topic 606 resulted in the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of Topic 606.

The adoption of Topic 606 had the impact of reducing revenues by approximately $23 million and $48 million for the three and six months ended June 30, 2018, respectively. Such expenses were not reflected as a reduction of revenues in the 2017 amounts presented. This lack of comparability should be considered in reviewing the transaction analysis and the various breakdowns of revenue by geography, product and source in this discussion and analysis.
Revenues, net, by Segment. For the three and six months ended June 30, 2018 and 2017, our North America and International segments generated the following revenue (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$370.9	63.4%	$343.0	63.4%	$735.2	62.8%	$672.9	63.4%
International	214.0	36.6%	198.2	36.6%	435.3	37.2%	388.7	36.6%
	$585.0	100.0%	$541.2	100.0%	$1,170.5	100.0%	$1,061.7	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, 2018 and 2017 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2018	2017	2018	2017
Revenues, net	$585.0	$541.2	$1,170.5	$1,061.7
Net income	$176.9	$131.0	$351.8	$254.7
Net income per diluted share	$1.91	$1.39	$3.78	$2.70

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2018 and 2017 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2018	2017	2018	2017
Adjusted net income	$237.8	$187.0	$471.3	$372.0
Adjusted net income per diluted share	$2.57	$1.99	$5.07	$3.94
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

Revenue per transaction. Set forth below is revenue per transaction by segment information for the three and six months ended June 30, 2018 and 2017. Revenue per transactions by segment is affected by the mix of products and acquisitions, which may result in revenue per transaction by product providing more meaningful data for analysis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2018	2017	2018	2017
Transactions (in millions)
North America	426.9	429.7	876.7	858.4	[1]
International[2]	264.2	265.5	532.8	530.2
Total transactions	691.1	695.3	1,409.5	1,388.6
Revenue per transaction
North America	$0.87	$0.80	$0.84	$0.78
International	0.81	0.75	0.82	0.73
Consolidated revenue per transaction	0.85	0.78	0.83	0.76

[1] For purposes of comparability, reflects adjustment for 44.3 million non-recurring transactions at SVS in the first quarter of 2017 due to system driven balance inquiries.
[2] Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.

The following table provides a breakdown of revenue per transaction by product for the three months ended June 30, 2018 and 2017.

	As Reported				Pro Forma and Macro Adjusted
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)*	2018¹	2017	Change	% Change	2018¹	2017¹	Change	% Change
FUEL [4]
'- Transactions	122.1	116.8	5.3	5%	122.1	118.5	3.6	3%
'- Revenues, net per transaction	$2.22	$2.38	$(0.16)	(7)%	$2.15	$2.10	$0.04	2%
'- Revenues, net	$270.8	$278.2	$(7.4)	(3)%	$261.9	$249.4	$12.5	5%
CORPORATE PAYMENTS
'- Transactions	11.8	10.4	1.5	14%	11.8	10.6	1.2	11%
'- Revenues, net per transaction	$8.44	$4.85	$3.59	74%	$8.35	$7.70	$0.65	8%
'- Revenues, net	$99.6	$50.2	$49.4	98%	$98.5	$81.7	$16.9	21%
TOLLS
'- Transactions[2]	209.3	216.7	(7.4)	(3)%	209.3	216.7	(7.4)	(3)%
'- Revenues, net per transaction	$0.39	$0.35	$0.04	11%	$0.44	$0.35	$0.09	24%
'- Revenues, net	$81.5	$76.0	$5.6	7%	$91.3	$76.0	$15.3	20%
LODGING
'- Transactions	4.7	3.4	1.4	40%	4.7	3.9	0.9	23%
'- Revenues, net per transaction	$9.40	$8.57	$0.84	10%	$9.40	$9.08	$0.32	4%
'- Revenues, net	$44.6	$29.0	$15.7	54%	$44.6	$35.2	$9.5	27%
GIFT
'- Transactions	324.5	328.3	(3.9)	(1)%	324.5	328.3	(3.9)	(1)%
'- Revenues, net per transaction	$0.10	$0.13	$(0.02)	(18)%	$0.10	$0.13	$(0.02)	(18)%
'- Revenues, net	$33.3	$41.3	$(8.0)	(19)%	$33.3	$41.3	$(8.0)	(19)%
OTHER[3,4]
'- Transactions	18.7	19.7	(1.0)	(5)%	18.7	19.3	(0.6)	(3)%
'- Revenues, net per transaction	$2.94	$3.37	$(0.43)	(13)%	$2.96	$2.80	$0.16	6%
'- Revenues, net	$55.1	$66.6	$(11.5)	(17)%	$55.5	$54.1	$1.4	3%
FLEETCOR CONSOLIDATED REVENUES
'- Transactions	691.1	695.3	(4.1)	(1)%	691.1	697.3	(6.2)	(1)%
'- Revenues, net per transaction	$0.85	$0.78	$0.07	9%	$0.85	$0.77	$0.08	10%
'- Revenues, net	$585.0	$541.2	$43.7	8%	$585.2	$537.5	$47.6	9%

* Columns may not calculate due to rounding.
[1] Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606. For purposes of comparability, 2017 has been recast and is reconciled to GAAP in the section entitled “Management’s Use of Non-GAAP Financial Measures”, which includes certain estimates and assumptions made by the Company for the impact of ASC 606 on 2017 revenues, as the Company did not apply a full retrospective adoption.

[2] Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.
[3] Other includes telematics, maintenance, food, and transportation related businesses.
[4] Fuel Cards product category further refined to Fuel, to reflect different ways that fuel is paid for by our customers and as a result, reflects immaterial reclassifications from previously disclosed amounts for the prior period.

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
Sources of Expenses
We incur expenses in the following categories:

•
Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we reimburse merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services. The adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions, resulting in these amounts being recorded within revenues, net in periods beginning in 2018.

•
Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, bad debt expense and cost of goods sold related to our hardware sales in certain businesses. Effective with the adoption of ASC 606 on January 1, 2018, certain third party processing expenses are netted with consolidated revenues, where the network is considered to be our customer.

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

•	Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services on a global basis.
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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 59% and 63% of our revenue in the six months ended June 30, 2018 and 2017, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

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

•
Taxes— We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are higher than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Acquisitions and Investments
During the six months ended June 2018, the Company made investments in other businesses of $11.2 million and deferred payments of $3.8 million related to acquisitions occurring in prior years.
During 2017, the Company completed acquisitions with an aggregate purchase price of $725.1 million, net of cash acquired of $96.3 million. During 2017, the Company made investments in other businesses of $39 million.

•
On August 9, 2017, we acquired Cambridge, a business to business (B2B) international payments provider, for approximately $616.0 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand our corporate payments footprint.

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

Results of Operations
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
The following table sets forth selected consolidated statement of income and selected operational data for the three months ended June 30, 2018 and 2017 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2018[1]	% of total revenue	Three Months Ended June 30, 2017	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$370.9	63.4%	$343.0	63.4%	$28.0	8.2%
International	214.0	36.6%	198.2	36.6%	15.8	8.0%
Total revenues, net	585.0	100.0%	541.2	100.0%	43.7	8.1%
Consolidated operating expenses:
Merchant commissions	—	—%	30.6	5.7%	(30.6)	(100.0)%
Processing	111.2	19.0%	103.3	19.1%	7.9	7.6%
Selling	44.0	7.5%	39.0	7.2%	5.1	13.0%
General and administrative	96.4	16.5%	87.6	16.2%	8.8	10.0%
Depreciation and amortization	68.6	11.7%	64.7	12.0%	3.9	6.0%
Operating income	264.8	45.3%	216.0	39.9%	48.7	22.6%
Investment loss	—	—%	2.4	0.4%	(2.4)	(100.0)%
Other expense (income), net	0.5	0.1%	(0.6)	(0.1)%	(1.0)	NM
Interest expense, net	33.2	5.7%	23.9	4.4%	9.3	39.0%
Provision for income taxes	54.3	9.3%	59.4	11.0%	(5.1)	(8.5)%
Net income	$176.9	30.2%	$131.0	24.2%	$45.9	35.0%
Operating income for segments:
North America	$161.4		$134.9		$26.5	19.6%
International	103.4		81.1		22.3	27.5%
Operating income	$264.8		$216.0		$48.7	22.6%
Operating margin for segments:
North America	43.5%		39.3%		4.2%
International	48.3%		40.9%		7.4%
Total	45.3%		39.9%		5.3%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
1 Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

Revenues
Our consolidated revenues were $585.0 million in the three months ended June 30, 2018, an increase of $43.7 million or 8.1%, from $541.2 million in the three months ended June 30, 2017. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2017, which contributed approximately $40 million in additional revenue.

•
Organic growth of approximately 9% on a constant fuel price, fuel spread margin, foreign currency and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a relatively neutral impact on our consolidated revenue for the three months ended June 30, 2018 over the comparable period in 2017 of less than $1 million. Foreign exchange rates had an unfavorable impact on consolidated revenues in the three months ended June 30, 2018 compared to the comparable period in 2017 of approximately $7 million, primarily due to unfavorable changes in foreign exchange rates primarily in Brazil. We believe the favorable impact of higher fuel prices of approximately $13 million, partially offset by unfavorable fuel spread margins of approximately $7 million, primarily in the U.S., had a favorable net impact on consolidated revenues in the three months ended June 30, 2018 over the comparable period in 2017 of approximately $6 million.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased consolidated revenues, net by approximately $23 million, for certain amounts previously classified as merchant commissions and processing expense net with revenues and by approximately $12 million due to the disposition of the NexTraq business in July 2017.

North America segment revenues
North America revenues were $370.9 million in the three months ended June 30, 2018, an increase of $28.0 million or 8.2%, from $343.0 million in the three months ended June 30, 2017. The increase in our North America segment revenue was primarily due to:

•	The impact of our Cambridge and CLS acquisitions during 2017, which contributed approximately $38 million in additional revenue.

•
Organic growth of approximately 7%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended June 30, 2018 over the comparable period in 2017 of approximately $5 million, primarily due to the favorable impact of higher fuel prices of approximately $12 million, partially offset by unfavorable fuel spread margins of approximately $7 million.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased North America revenues, net by approximately $18 million and by approximately $12 million due to the disposition of the NexTraq business in July 2017.

International segment revenues
International segment revenues were $214.0 million in the three months ended June 30, 2018, an increase of $15.8 million or 8.0%, from $198.2 million in the three months ended June 30, 2017. The increase in our International segment revenue was primarily due to:

•	The impact of a small fuel card acquisition during 2017, which contributed approximately $2 million in additional revenue.

•
Organic growth of approximately 13% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented in January 2017 in order to calculate organic growth using a consistent revenue standard in both periods.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended June 30, 2018 over the comparable period in 2017 of approximately $6 million. Unfavorable foreign exchange rates negatively impacted consolidated revenues by approximately $7 million, partially offset the favorable impact of higher fuel prices on consolidated revenues of approximately $1 million.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased International revenues, net by approximately $5 million.

Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the three months ended June 30, 2018 and 2017 (in millions).

	Three Months Ended June 30,
Revenue, net by Geography*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$348	59%	$343	63%
Brazil	96	16%	93	17%
United Kingdom	65	11%	58	11%
Other	76	13%	47	9%
Consolidated revenues, net	$585	100%	$541	100%
*Columns may not calculate due to rounding.

	Three Months Ended June 30,
Revenue, net by Product Category*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$271	46%	$278	51%
Corporate Payments	100	17%	50	9%
Tolls	82	14%	76	14%
Lodging	45	8%	29	5%
Gift	33	6%	41	8%
Other	55	9%	67	12%
Consolidated revenues, net	$585	100%	$541	100%
*Columns may not calculate due to rounding.

Major Sources of Revenue, net*	Three Months Ended June 30,
(Unaudited)	2018¹	%	2017	%
Processing and Program Revenue[2]	$299	51%	$248	46%
Late Fees and Finance Charges[3]	36	6%	34	6%
Miscellaneous Fees[4]	39	7%	33	6%
Discount Revenue (Fuel)[5]	85	15%	74	14%
Discount Revenue (NonFuel)[6]	46	8%	44	8%
Tied to Fuel-Price Spreads[7]	29	5%	62	12%
Merchant Program Revenue[8]	51	9%	47	9%
Consolidated revenues, net	$585	100%	$541	100%

[1] Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

[2] Includes revenue from customers based on accounts, cards, devices, transactions, load amounts and/or purchase amounts, etc. for participation in our various fleet and workforce related programs, as well as revenue from partners (e.g., major retailers, leasing companies, oil companies, petroleum marketers, etc.) for processing and network management services. Primarily represents revenue from North American trucking, lodging, prepaid benefits, telematics, gift cards and toll related businesses.

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
Consolidated operating expenses
Merchant commissions. The adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions of $26 million in the three months ended June 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net. Merchant commissions were $30.6 million in the three months ended June 30, 2017.
Processing. Processing expenses were $111.2 million in the three months ended June 30, 2018, an increase of $7.9 million or 7.6%, from $103.3 million in the comparable prior period. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2017 of approximately $14 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $3 million. Additionally, the adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of certain third-party processing expenses and related rebates of $3 million in the three months ended June 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net.
Selling. Selling expenses were $44.0 million in the three months ended June 30, 2018, an increase of $5.1 million or 13.0% from $39.0 million in the comparable prior period. Increases in spending were primarily due to ongoing incremental expenses related to acquisitions completed in 2017 of approximately $6 million and additional spending in certain lines of business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $1 million.
General and administrative. General and administrative expenses were $96.4 million in the three months ended June 30, 2018, an increase of $8.8 million or 10.0%, from $87.6 million in the comparable prior period. The increase was primarily due to expenses related to acquisitions completed in 2017 of approximately $9 million and expenses incurred related to the unauthorized access announced in May 2018 of approximately $2 million. These increases were partially offset by a decrease in stock compensation expense of approximately $1 million and the impact of disposition of the NexTraq business of approximately $1 million.

Depreciation and amortization. Depreciation and amortization expenses were $68.6 million in the three months ended June 30, 2018, an increase of $3.9 million or 6.0%, from $64.7 million in the comparable prior period. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2017 of approximately $7 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $2 million.

Investment loss. Investment loss was $2.4 million in the three months ended June 30, 2017. As a result of our loss of significant influence due to the amendment of the Masternaut investment agreement in 2017, we began accounting for the Masternaut investment by applying the cost method and no longer record gains and losses from the Masternaut investment as an investment loss or gain in our consolidated statement of operations.

Other expense (income), net. Other expense, net was $0.5 million in the three months ended June 30, 2018, compared to other income, net of $0.6 million in the three months ended June 30, 2017.

Interest expense, net. Interest expense was $33.2 million in the three months ended June 30, 2018, an increase of $9.3 million or 39.0%, from $23.9 million in the comparable prior period. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisition of Cambridge completed in 2017 and to repurchase our common stock, as well as increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Three Months Ended June 30,
(Unaudited)	2018	2017
Term loan A	3.44%	2.76%
Term loan B	3.92%	3.31%
Domestic Revolver A	3.43%	2.76%
Foreign Revolver A	2.01%	2.01%
Foreign swing line	1.91%	1.97%
The average unused credit facility fee for Domestic Revolver A was 0.30% and 0.35% in the three month periods ending June 30, 2018 and 2017, respectively.
Provision for income taxes. The provision for income taxes was $54.3 million in the three months ended June 30, 2018, a decrease of $5.1 million or 8.5%, from $59.4 million in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased to 23.5% for the three months ended June 30, 2018 from 31.2% for three months ended June 30, 2017. The decrease in the effective tax rate was due primarily to the impact of the Tax Act, which reduced the U.S. federal statutory rate from 35% to 21%. The decrease in the effective tax rate was partially offset by the increase in our U.S. tax liability due to the new GILTI tax. The GILTI tax was enacted as part of U.S. Tax Reform for the taxable years beginning on or after January 1, 2018.
Net income. For the reasons discussed above, our net income increased to $176.9 million in the three months ended June 30, 2018, an increase of $45.9 million or 35.0%, from $131.0 million in the three months ended June 30, 2017.
Operating income and operating margin
Consolidated operating income. Operating income was $264.8 million in the three months ended June 30, 2018, an increase of $48.7 million or 22.6%, from $216.0 million in the comparable prior period. Our operating margin was 45.3% and 39.9% for the three months ended June 30, 2018 and 2017, respectively. These increases were driven by acquisitions completed in 2017, organic growth in our corporate payments, tolls and lodging products, the positive impact of the macroeconomic environment of approximately $4 million, driven by higher fuel prices, which was partially offset by the negative impact of fuel price spreads and unfavorable movements in foreign exchange rates, as well as the disposition of NexTraq of approximately $4 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $161.4 million in the three months ended June 30, 2018, an increase of $26.5 million or 19.6%, from $134.9 million in the comparable prior period. North America operating margin was 43.5% and 39.3% for the three months ended June 30, 2018 and 2017, respectively. These increases were due primarily to acquisitions completed in 2017, organic growth, the positive impact of the macroeconomic environment of approximately $5 million, driven by higher fuel prices, which was partially offset by the negative impact of fuel price spreads, as well as the disposition of NexTraq of approximately $4 million.

International segment operating income. International operating income was $103.4 million in the three months ended June 30, 2018, an increase of $22.3 million or 27.5%, from $81.1 million in the comparable prior period. International operating margin was 48.3% and 40.9% for the three months ended June 30, 2018 and 2017, respectively. These increases were due primarily to organic growth and acquisitions completed in 2017. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $1 million, driven primarily by unfavorable movements in foreign exchange rates.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following table sets forth selected consolidated statement of income and selected operational data for the six months ended June 30, 2018 and 2017 (in millions, except percentages)*.

(Unaudited)	Six Months Ended June 30, 2018[1]	% of total revenue	Six Months Ended June 30, 2017	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$735.2	62.8%	$672.9	63.4%	$62.3	9.3%
International	435.3	37.2%	388.7	36.6%	46.5	12.0%
Total revenues, net	1,170.5	100.0%	1,061.7	100.0%	108.8	10.2%
Consolidated operating expenses:
Merchant commissions	—	—%	55.0	5.2%	(55.0)	(100.0)%
Processing	227.7	19.5%	205.1	19.3%	22.5	11.0%
Selling	91.1	7.8%	77.8	7.3%	13.3	17.1%
General and administrative	186.7	16.0%	183.0	17.2%	3.7	2.0%
Depreciation and amortization	140.1	12.0%	129.6	12.2%	10.5	8.1%
Operating income	524.9	44.8%	411.1	38.7%	113.8	27.7%
Investment loss	—	—%	4.7	0.4%	(4.7)	(100.0)%
Other expense, net	0.2	—%	1.6	0.2%	(1.5)	(90.2)%
Interest expense, net	64.2	5.5%	47.0	4.4%	17.2	36.7%
Provision for income taxes	108.7	9.3%	103.1	9.7%	5.6	5.5%
Net income	$351.8	30.1%	$254.7	24.0%	$97.1	38.1%
Operating income for segments:
North America	$317.3		$255.9		$61.4	24.0%
International	207.5		155.2		52.3	33.7%
Operating income	$524.9		$411.1		$113.8	27.7%
Operating margin for segments:
North America	43.2%		38.0%		5.1%
International	47.7%		39.9%		7.8%
Total	44.8%		38.7%		6.1%
*The sum of the columns and rows may not calculate due to rounding.
1 Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

Revenues
Our consolidated revenues were $1,170.5 million in the six months ended June 30, 2018, an increase of $108.8 million or 10.2%, from $1,061.7 million in the six months ended June 30, 2017. The increase in our consolidated revenue was primarily due to:

•	The impact of acquisitions during 2017, which contributed approximately $76 million in additional revenue.

•
Organic growth of approximately 9% on a constant fuel price, fuel spread margin, foreign currency and acquisition, and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a favorable impact on our consolidated revenue for the six months ended June 30, 2018 over the comparable period in

2017 of approximately $16 million. We believe the higher fuel prices, primarily in the U.S., and favorable foreign exchange rates had a favorable impact on consolidated revenues in the six months ended June 30, 2018 over the comparable period in 2017 of approximately $22 million and $1 million, respectively. Conversely, fuel spread margins had an unfavorable impact on consolidated revenues in the six months ended June 30, 2018 compared to the comparable period in 2017 of approximately $7 million.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased consolidated revenues, net by approximately $48 million, for certain amounts previously classified as merchant commissions and processing expense, net with revenues and by approximately $24 million due to the disposition of the NexTraq business in July 2017.

North America segment revenues
North America revenues were $735.2 million in the six months ended June 30, 2018, an increase of $62.3 million or 9.3%, from $672.9 million in the six months ended June 30, 2017. The increase in our North America segment revenue was primarily due to:

•	The impact of our Cambridge and CLS acquisitions during 2017, which contributed approximately $72 million in additional revenue.

•
Organic growth of approximately 7%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in the six month period ended June 30, 2018 over the comparable period in 2017 of approximately $13 million, primarily due to the favorable impact of higher fuel prices of approximately $20 million, partially offset by lower fuel spread margins of approximately $7 million.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased North America revenues, net by approximately $37 million and by approximately $24 million due to the disposition of the NexTraq business in July 2017.

International segment revenues
International segment revenues were $435.3 million in the six months ended June 30, 2018, an increase of $46.5 million or 12.0%, from $388.7 million in the six months ended June 30, 2017. The increase in our International segment revenue was primarily due to:

•	The impact of a small fuel card acquisition during 2017, which contributed approximately $4 million in additional revenue.

•
Organic growth of approximately 13% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented in January 2017 in order to calculate organic growth using a consistent revenue standard in both periods.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenue for the six months ended June 30, 2018 over the comparable period in 2017 of approximately $3 million. Changes in foreign exchange rates and higher fuel prices had favorable impacts on consolidated revenues of approximately $1 million and $2 million, respectively.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased International revenues, net by approximately $11 million.
Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the six months ended June 30, 2018 and 2017 (in millions).

	Six Months Ended June 30,
Revenue, net by Geography*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$691	59%	$673	63%
Brazil	203	17%	186	18%
United Kingdom	130	11%	112	11%
Other	146	12%	90	8%
Consolidated revenues, net	$1,170	100%	$1,062	100%

*Columns may not calculate due to rounding.

	Six Months Ended June 30,
Revenue, net by Product Category*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards	$529	45%	$539	51%
Corporate Payments	194	17%	97	9%
Tolls	173	15%	153	14%
Lodging	84	7%	53	5%
Gift	82	7%	90	8%
Other	108	9%	131	12%
Consolidated revenues, net	$1,170	100%	$1,062	100%
*Columns may not calculate due to rounding.

Major Sources of Revenue, net*	Six Months Ended June 30,
(Unaudited)	2018¹	% of total revenues, net	2017	% of total revenues, net
Processing and Program Revenue[2]	$611	52%	$493	46%
Late Fees and Finance Charges[3]	72	6%	71	7%
Miscellaneous Fees[4]	74	6%	65	6%
Discount Revenue (Fuel)[5]	170	15%	146	14%
Discount Revenue (NonFuel)[6]	89	8%	85	8%
Tied to Fuel-Price Spreads[7]	55	5%	112	11%
Merchant Program Revenue[8]	101	9%	91	9%
Consolidated revenues, net	$1,170	100%	$1,062	100%

[1] Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effective of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

[2] Includes revenue from customers based on accounts, cards, devices, transactions, load amounts and/or purchase amounts, etc. for participation in our various fleet and workforce related programs, as well as revenue from partners (e.g., major retailers, leasing companies, oil companies, petroleum marketers, etc.) for processing and network management services. Primarily represents revenue from North American trucking, lodging, prepaid benefits, telematics, gift cards and toll related businesses.

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
Consolidated operating expenses
Merchant commissions. The adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions of $53 million in the six months ended June 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net. Merchant commissions were $55 million in the six months ended June 30, 2017.
Processing. Processing expenses were $227.7 million in the six months ended June 30, 2018, an increase of $22.5 million or 11.0%, from $205.1 million in the comparable prior period. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2017 of approximately $27 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $6 million. Additionally, the adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of certain third-party processing expenses and related rebates of $5 million in the six months ended June 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net.
Selling. Selling expenses were $91.1 million in the six months ended June 30, 2018, an increase of $13.3 million or 17.1% from $77.8 million in the comparable prior period. Increases in spending were primarily due to ongoing incremental expenses related to acquisitions completed in 2017 of approximately $12 million and additional spending in certain lines of business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $3 million. Additionally, the adoption of ASC 606 and related cost capitalization guidance on January 1, 2018, resulted in the capitalization of certain costs incurred to obtain a contract (sales commissions) and deferral over the period of benefit, resulting in reduced selling expenses of approximately $3 million.
General and administrative. General and administrative expenses were $186.7 million in the six months ended June 30, 2018, an increase of $3.7 million or 2.0%, from $183.0 million in the comparable prior period. The increase was primarily due to expenses related to acquisitions completed in 2017 of approximately $18 million and additional spending in certain lines of business. These increases were partially offset by a decrease in stock compensation expense of approximately $11 million, a reduction in other professional and legal fees totaling $3 million and the impact of disposition of the NexTraq business of approximately $3 million.

Depreciation and amortization. Depreciation and amortization expenses were $140.1 million in the six months ended June 30, 2018, an increase of $10.5 million or 8.1%, from $129.6 million in the comparable prior period. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2017 of approximately $15 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $4 million.

Investment loss. Investment loss was $4.7 million in the six months ended June 30, 2017. As a result of our loss of significant influence due to the amendment of the Masternaut investment agreement in 2017, we began accounting for the Masternaut investment by applying the cost method and no longer record gains and losses from the Masternaut investment as an investment loss or gain in our consolidated statement of operations.

Other expense, net. Other expense, net was $0.2 million in the six months ended June 30, 2018, compared to $1.6 million in the six months ended June 30, 2017.

Interest expense, net. Interest expense was $64.2 million in the six months ended June 30, 2018, an increase of $17.2 million or 36.7%, from $47.0 million in the comparable prior period. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisition of Cambridge completed in 2017, to repurchase our common stock and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Six Months Ended June 30,
(Unaudited)	2018	2017
Term loan A	3.37%	2.65%
Term loan B	3.94%	3.26%
Domestic Revolver A	3.34%	2.65%
Foreign Revolver A	2.09%	2.01%
Foreign swing line	2.06%	1.97%
The average unused credit facility fee for Domestic Revolver A was 0.32% and 0.34% in the six months period ending June 30, 2018 and 2017, respectively.
Provision for income taxes. The provision for income taxes was $108.7 million in the six months ended June 30, 2018, an increase of $5.6 million or 5.5%, from $103.1 million in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased to 23.6% for the six months ended

June 30, 2018 from 28.8% for six months ended June 30, 2017. The decrease in the effective tax rate was due primarily to the impact of the Tax Act, which reduced the U.S. federal statutory rate from 35% to 21%. The decrease in the effective tax rate was partially offset by the increase in our U.S. tax liability due to the new GILTI tax. The GILTI tax was enacted as part of U.S. Tax Reform for the taxable years beginning on or after January 1, 2018.
Net income. For the reasons discussed above, our net income increased to $351.8 million in the six months ended June 30, 2018, an increase of $97.1 million or 38.1%, from $254.7 million in the six months ended June 30, 2017.
Operating income and operating margin
Consolidated operating income. Operating income was $524.9 million in the six months ended June 30, 2018, an increase of $113.8 million or 27.7%, from $411.1 million in the comparable prior period. Our operating margin was 44.8% and 38.7% for the six months ended June 30, 2018 and 2017, respectively. These increases were driven by acquisitions completed in 2017, organic growth in our corporate payments, tolls and lodging products, the positive impact of the macroeconomic environment of approximately $18 million, driven by higher fuel prices and slightly favorable impact of foreign exchange rates, which were partially offset by unfavorable fuel spread margins. These increases were also driven by lower expenses due primarily to reductions in stock based compensation of $11 million and professional fess of approximately $3 million. These increases were partially offset by the negative impact due to the disposition of NexTraq of approximately $8 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $317.3 million in the six months ended June 30, 2018, an increase of $61.4 million or 24.0%, from $255.9 million in the comparable prior period. North America operating margin was 43.2% and 38.0% for the six months ended June 30, 2018 and 2017, respectively. These increases were due primarily to acquisitions completed in 2017, organic growth, the positive impact of the macroeconomic environment of approximately $13 million driven by higher fuel prices, which were partially offset by unfavorable fuel spread margins, as well as lower expense due primarily to reductions in stock based compensation of approximately $11 million and professional fees of approximately $3 million. These increases were partially offset by the negative impact due to the disposition of NexTraq of approximately $8 million.

International segment operating income. International operating income was $207.5 million in the six months ended June 30, 2018, an increase of $52.3 million or 33.7%, from $155.2 million in the comparable prior period. International operating margin was 47.7% and 39.9% for the six months ended June 30, 2018 and 2017, respectively. These increases were due primarily to organic growth and acquisitions completed in 2017 and the positive impact of the macroeconomic environment of approximately $5 million, driven by favorable movements in foreign exchange rates and higher fuel prices.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At June 30, 2018, our cash balances totaled $1,185.4 million, with approximately $265.8 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At June 30, 2018, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $640.5 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations.
In the fourth quarter of 2017, the U.S. government enacted the Tax Act, which includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. We have provisionally recorded an $81.8 million charge on these undistributed earnings in 2017. We did not make any adjustments to these provisional amounts during the three months ended June 30, 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the measurement period. As permitted by the Tax Act, we intend to pay the one-time transition tax in eight annual interest-free installments beginning in 2018. We are currently evaluating the remaining undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2018, we had no additional liquidity under our Securitization Facility. At June 30, 2018, we had approximately $444 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2018 and 2017 (in millions).

	Six Months Ended June 30,
(Unaudited)	2018	2017
Net cash provided by operating activities	$275.1	$207.7
Net cash used in investing activities	(49.6)	(42.5)
Net cash used in financing activities	(104.8)	(67.8)
Operating activities. Net cash provided by operating activities was $275.1 million in the six months ended June 30, 2018, an increase from $207.7 million in the comparable prior period. The increase in operating cash flows was primarily due to higher net income, partially offset by unfavorable working capital adjustments primarily due to the timing of cash receipts and payments in the six months ended June 30, 2018 over the comparable period in 2017.
Investing activities. Net cash used in investing activities was $49.6 million in the six months ended June 30, 2018 compared to $42.5 million in the six months ended June 30, 2017, an immaterial change.
Financing activities. Net cash used in financing activities was $104.8 million in the six months ended June 30, 2018, an increase from $67.8 million in the comparable prior period. The increased use of cash is primarily due to increased repurchases of our common stock of $328 million and a reduction in borrowings of $22 million on our Securitization Facility. These additional uses of cash were partially offset by an increase in net borrowings on our Credit Facility in the six months ended June 30, 2018.
Capital spending summary
Our capital expenditures was $34.6 million in the six months ended June 30, 2018, an increase of $2.0 million or 6.2%, from $32.6 million in the comparable prior period. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems, as well as incremental spending related to acquisitions completed in 2017.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.33 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350.0 million as of June 30, 2018. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of June 30, 2018, we were in compliance with each of the covenants under the Credit Facility.
At June 30, 2018, the interest rate on the term A loan and the domestic revolving A facility was 3.59%, the interest rate on the foreign revolving B facility was 2.01%, the interest rate on the revolving B facility foreign swing line of credit was 1.97% and the interest rate on the term B loan was 4.09%. The unused credit facility was 0.30% for all revolving facilities at June 30, 2018.
At June 30, 2018, we had $2.6 billion in borrowings outstanding on the term A loan, excluding the related debt discount, $347.4 million in borrowings outstanding on term B loan, excluding the related debt discount, $580 million in borrowings outstanding on the domestic revolving A facility, $241.7 million in borrowings outstanding on the foreign revolving B facility and $19.6 million in borrowings outstanding on the swing line revolving B facility. We have unamortized debt discounts and debt issuance costs of $5.9 million and $4.6 million at June 30, 2018, respectively.
During the six months ended June 30, 2018, we made principal payments of $69.0 million on the term loans, $535.0 million on the domestic revolving A facility, $65.1 million on the foreign revolving B facility and $20.2 million on the swing line revolving facilities.
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
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.15% plus 0.86% and 1.55% plus 0.86% as of June 30, 2018 and December 31, 2017, respectively. The unused facility fee is payable at a rate of 0.40% as of June 30, 2018 and December 31, 2017, respectively.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2018.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may purchase up to an aggregate of $500 million of our common stock over the following 18 month period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, we announced that our Board of Directors had authorized an increase in the size of the Program by an additional $350 million and on July 17, 2018, our Board of Directors authorized an additional increase of $500 million in the size of the Program, resulting in total aggregate repurchases authorized under the Program of $1.6 billion. With the increase and giving effect to our $970.8 million of previous repurchases, we may repurchase up to $629.2 million in shares of our common stock at any time prior to February 1, 2019.

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
Since the beginning of the Program, 6,010,210 shares for an aggregate purchase price of $970.8 million have been repurchased. There were 1,896,106 shares totaling $380.7 million repurchased under the Program during the six months ended June 30, 2018.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2018, other than noted in footnote 1, "Summary of Significant Accounting Policies" and footnote 2, "Revenue Recognition", related to our adoption of new revenue recognition guidance in accordance with ASC 606, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2017. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, (c) other non-recurring items, including the impact of the Tax Reform Act, restructuring costs, and the unauthorized access impact.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. We also believe one-time non-recurring gains, losses, and impairment charges do not necessarily reflect how our investment and business is performing. We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors in understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2018	2017		2018	2017
Net income	$176,852	$130,987		$351,789	$254,680
Stock based compensation	19,102	21,150		33,505	44,243
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	57,313	58,587		117,757	117,158
Restructuring costs	1,506	—		3,435	—
Unauthorized access impact	1,743	—		1,743	—
Total pre-tax adjustments	79,664	79,737		156,441	161,401
Income tax impact of pre-tax adjustments at the effective tax rate	(18,720)	(23,675)	[1]	(36,927)	(44,055)	[1]
Adjusted net income	$237,796	$187,049		$471,303	$372,026
Adjusted net income per diluted share	$2.57	$1.99		$5.07	$3.94
Diluted shares	92,702	94,223		92,970	94,392

[1]Excludes the results of the Company's Masternaut investment on our effective tax rate, as results from our Masternaut investment are reported within the Consolidated Income Statements on a post-tax basis and no tax-over-book outside basis differences related to our investment reversed during 2017.

Pro Forma and Macro Adjusted Revenue and Transactions by Product

We define pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions, dispositions and the impact of adoption of ASC 606. The macroeconomic environment includes the impact that market fuel spread margins, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. Set forth below is a reconciliation of pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenues, net		Transactions
	Three Months Ended June 30,		Three Months Ended June 30,
(Unaudited)*	2018*	2017*	2018*	2017*
FUEL
Pro forma and macro adjusted	$261.9	$249.4	122.1	118.5
Impact of acquisitions/dispositions	—	(2.2)	—	(1.7)
Impact of fuel prices/spread	6.3	—	—	—
Impact of foreign exchange rates	2.6	—	—	—
Impact of adoption of ASC 606	—	31.0	—	—
As reported	$270.8	$278.2	122.1	116.8
CORPORATE PAYMENTS
Pro forma and macro adjusted	$98.5	$81.7	11.8	10.6
Impact of acquisitions/dispositions	—	(32.1)	—	(0.3)
Impact of fuel prices/spread	0.2	—	—	—
Impact of foreign exchange rates	0.9	—	—	—
Impact of adoption of ASC 606	—	0.6	—	—
As reported	$99.6	$50.2	11.8	10.4
TOLLS
Pro forma and macro adjusted	$91.3	$76.0	209.3	216.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(9.8)	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$81.5	$76.0	209.3	216.7
LODGING
Pro forma and macro adjusted	$44.6	$35.2	4.7	3.9
Impact of acquisitions/dispositions	—	(6.2)	—	(0.5)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$44.6	$29.0	4.7	3.4
GIFT
Pro forma and macro adjusted	$33.3	$41.3	324.5	328.3
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$33.3	$41.3	324.5	328.3
OTHER[1]
Pro forma and macro adjusted	$55.5	$54.1	18.7	19.3
Impact of acquisitions/dispositions	—	12.0	—	0.4
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.4)	—	—	—
Impact of adoption of ASC 606	—	0.5	—	—
As reported	$55.1	$66.6	18.7	19.7

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$585.2	$537.5	691.1	697.3
Impact of acquisitions/dispositions	—	(28.4)	—	(2.0)
Impact of fuel prices/spread	6.4	—	—	—
Impact of foreign exchange rates	(6.6)	—	—	—
Impact of adoption of ASC 606	—	32.1	—	—
As reported	$585.0	$541.2	691.1	695.3

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets; risks related to litigation; risks related to unauthorized access to systems and information; as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2018 filed with the Securities and Exchange Commission on May 10, 2018 and this Quarterly Report. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2018, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, which included the recently announced unauthorized system access, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We added internal controls in support of the accounting, reporting and disclosure requirements of the new revenue accounting standard, Topic 606, which became effective for us as of January 1, 2018. In August 2017, we completed the acquisition of Cambridge Global Payments. In accordance with our integration efforts, we plan to incorporate Cambridge Global Payments operations into our internal control over financial reporting program within the time period provided by the applicable SEC rules and regulations. We have also enhanced information technology internal controls in consideration of the recently announced unauthorized system access.
Other than as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where, as here, the matters involve indeterminate claims for monetary damages, and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above.

Unauthorized Access into a Portion of the Company’s Systems

On April 26, 2018, Company personnel identified suspicious activity primarily on systems involving the Company’s Stored Value Solutions gift card business. The Company took prompt action to stop the activity and limit the improper use of accessed private label gift card information (these gift cards do not contain personally identifiable information such as consumer names, Social Security numbers, driver’s license numbers and other sensitive personal data).  The Company through counsel retained three information technology forensic firms to assist in the investigation and the remediation and further enhancement of our systems to prevent future unauthorized access.  The Company also contacted federal law enforcement and merchants known to be affected.  The investigation has now been concluded and, based on the findings of the investigation, the unauthorized access was limited to what was reported in the Company’s quarterly report on Form 10-Q filed May 10, 2018 and we do not expect the unauthorized access to have a material impact on the Company’s results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item
1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018, which could materially affect our business, financial condition or future results. Other than as set forth below and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 filed with the Securities and Exchange Commission on May 10, 2018, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the second quarter of 2018, we discovered unauthorized access to certain Company systems

On April 26, 2018, Company personnel identified suspicious activity primarily on systems involving the Company’s Stored Value Solutions gift card business. The Company took prompt action to stop the activity and limit the improper use of accessed private label gift card information (these gift cards do not contain personally identifiable information such as consumer names, Social Security numbers, driver’s license numbers and other sensitive personal data).  The Company through counsel retained three information technology forensic firms to assist in the investigation and the remediation and further enhancement of our systems to prevent future unauthorized access.  The Company also contacted federal law enforcement and merchants known to be affected.  The investigation has now been concluded and, based on the findings of the investigation, the unauthorized access was limited to what was reported in the Company’s quarterly report on Form 10-Q filed May 10, 2018 and we do not expect the unauthorized access to have a material impact on the Company’s results of operations. While we have made enhancements to our systems to prevent future unauthorized access, we cannot assure you that future incidents will not occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 month period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $350 million, and on July 17, 2018, our Board of Directors authorized an additional increase of $500 million in the size of the Program resulting in total aggregate repurchases authorized under the Program of $1.6 billion. Since the beginning of the Program, 6,010,210 shares for an aggregate purchase price of $970.8 million have been repurchased.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2018 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
May 1, 2018 through May 31, 2018	663,115	$200.93	5,219,844	$288,400
June 1, 2018 through June 30, 2018	790,366	$201.33	6,010,210	$129,279

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 8-K, File No. 001-35004, filed with the SEC on January 29, 2018)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2018.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey