Form 10-Q
period 2018-09-30
FLEETCOR TECHNOLOGIES INC
filed 2018-11-08
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, $0.001 par value	122,850,784

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Month Periods Ended September 30, 2018

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2018[1]	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$924,442	$913,595
Restricted cash	264,108	217,275
Accounts and other receivables (less allowance for doubtful accounts of $52,022 at September 30, 2018 and $46,031 at December 31, 2017)	1,811,339	1,420,011
Securitized accounts receivable—restricted for securitization investors	931,000	811,000
Prepaid expenses and other current assets	202,102	187,820
Total current assets	4,132,991	3,549,701
Property and equipment, net	184,979	180,057
Goodwill	4,517,348	4,715,823
Other intangibles, net	2,438,627	2,724,957
Investments	33,032	32,859
Other assets	143,913	114,962
Total assets	$11,450,890	$11,318,359
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,616,949	$1,437,314
Accrued expenses	252,069	238,472
Customer deposits	825,371	732,171
Securitization facility	931,000	811,000
Current portion of notes payable and lines of credit	768,548	805,512
Other current liabilities	90,531	71,033
Total current liabilities	4,484,468	4,095,502
Notes payable and other obligations, less current portion	2,773,378	2,902,104
Deferred income taxes	506,310	518,912
Other noncurrent liabilities	124,486	125,319
Total noncurrent liabilities	3,404,174	3,546,335
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 122,823,669 shares issued and 88,648,486 shares outstanding at September 30, 2018; and 122,083,059 shares issued and 89,803,982 shares outstanding at December 31, 2017	123	122
Additional paid-in capital	2,316,753	2,214,224
Retained earnings	3,515,657	2,958,921
Accumulated other comprehensive loss	(944,746)	(551,857)
Less treasury stock (34,175,183 shares at September 30, 2018 and 32,279,077 shares at December 31, 2017)	(1,325,539)	(944,888)
Total stockholders’ equity	3,562,248	3,676,522
Total liabilities and stockholders’ equity	$11,450,890	$11,318,359

[1]Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606. See footnote 1, "Summary of Significant Accounting Policies", in the accompanying notes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018¹	2017	2018¹	2017
Revenues, net	$619,586	$577,877	$1,790,070	$1,639,547
Expenses:
Merchant commissions	—	27,687	—	82,690
Processing	128,400	111,283	356,086	316,429
Selling	44,806	45,060	135,926	122,854
General and administrative	98,023	92,054	284,718	275,095
Depreciation and amortization	67,267	69,156	207,379	198,731
Operating income	281,090	232,637	805,961	643,748
Investment loss	7,147	47,766	7,147	52,497
Other expense (income), net	303	(175,271)	465	(173,626)
Interest expense, net	36,072	29,344	100,287	76,322
Loss on extinguishment of debt	—	3,296	—	3,296
Total other expense (income)	43,522	(94,865)	107,899	(41,511)
Income before income taxes	237,568	327,502	698,062	685,259
Provision for income taxes	79,874	124,679	188,579	227,756
Net income	$157,694	$202,823	$509,483	$457,503
Basic earnings per share	$1.78	$2.23	$5.72	$4.99
Diluted earnings per share	$1.71	$2.18	$5.50	$4.87
Weighted average shares outstanding:
Basic shares	88,456	90,751	89,126	91,619
Diluted shares	92,081	93,001	92,671	93,923

[1] Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606. See footnote 1, "Summary of Significant Accounting Policies", in the accompanying notes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$157,694	$202,823	$509,483	$457,503
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(74,058)	112,301	(392,889)	168,655
Reclassification of foreign currency translation loss to investment, net of tax	—	31,381	—	31,381
Total other comprehensive (loss) income	(74,058)	143,682	(392,889)	200,036
Total comprehensive income	$83,636	$346,505	$116,594	$657,539
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2018¹	2017¹
Operating activities
Net income	$509,483	$457,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,174	35,096
Stock-based compensation	54,207	68,897
Provision for losses on accounts receivable	43,520	35,949
Amortization of deferred financing costs and discounts	4,035	5,411
Amortization of intangible assets	165,002	158,897
Amortization of premium on receivables	4,202	4,738
Loss on extinguishment of debt	—	3,296
Deferred income taxes	(6,334)	(38,092)
Investment loss	7,147	52,497
Gain on disposition of business	—	(174,984)
Other non-cash operating income	(140)	(49)
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	(640,859)	(440,011)
Prepaid expenses and other current assets	(19,618)	(86,648)
Other assets	(19,922)	(15,378)
Accounts payable, accrued expenses and customer deposits	416,483	364,473
Net cash provided by operating activities	555,380	431,595
Investing activities
Acquisitions, net of cash acquired	(3,799)	(602,298)
Purchases of property and equipment	(56,312)	(49,459)
Proceeds from disposal of a business	—	316,501
Other	(11,192)	(6,327)
Net cash used in investing activities	(71,303)	(341,583)
Financing activities
Proceeds from issuance of common stock	48,322	20,192
Repurchase of common stock	(380,651)	(402,392)
Borrowings on securitization facility, net	120,000	203,000
Deferred financing costs paid and debt discount	(166)	(11,230)
Proceeds from issuance of notes payable	—	780,656
Principal payments on notes payable	(103,500)	(388,656)
Borrowings from revolver	834,019	845,000
Payments on revolver	(897,861)	(804,808)
Borrowings on swing line of credit, net	23,735	7,800
Other	(230)	537
Net cash (used in) provided by financing activities	(356,332)	250,099
Effect of foreign currency exchange rates on cash	(70,065)	34,390
Net increase in cash and cash equivalents and restricted cash	57,680	374,501
Cash and cash equivalents and restricted cash, beginning of period	1,130,870	643,770
Cash and cash equivalents and restricted cash, end of period	$1,188,550	$1,018,271
Supplemental cash flow information
Cash paid for interest	$113,785	$79,144
Cash paid for income taxes	$162,563	$257,349

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
September 30, 2018
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $0.2 million and foreign exchange gains of $0.6 million in the three months ended September 30, 2018 and 2017, respectively, which are recorded within other (income) expense, net in the Unaudited Consolidated Statements of Income. The Company recognized foreign exchange gains of $0.2 million and foreign exchange losses of $0.2 million in the nine months ended September 30, 2018 and 2017, respectively.
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

The impact to the Company's revenue, operating expenses, income from continuing operations after taxes, net income and basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 As Reported	Impact of ASC 606	2018 Prior to Adoption	2018 As Reported	Impact of ASC 606	2018 Prior to Adoption
Revenues, net	$619,586	$27,958	$647,544	$1,790,070	$75,513	$1,865,583
Expenses:
Merchant commissions	—	30,909	30,909	—	84,199	84,199
Processing	128,400	(2,498)	125,902	356,086	(7,282)	348,804
Selling	44,806	875	45,681	135,926	3,392	139,318
General and administrative	98,023	—	98,023	284,718	—	284,718
Depreciation and amortization	67,267	—	67,267	207,379	—	207,379
Operating income	281,090	(1,328)	279,762	805,961	(4,796)	801,165
Total other expense	43,522	—	43,522	107,899	—	107,899
Income before income taxes	237,568	(1,328)	236,240	698,062	(4,796)	693,266
Provision for income taxes	79,874	(498)	79,376	188,579	(1,346)	187,233
Net income	$157,694	$(830)	$156,864	$509,483	$(3,450)	$506,033
Basic earnings per share	$1.78	$(0.01)	$1.77	$5.72	$(0.04)	$5.68
Diluted earnings per share	$1.71	$(0.01)	$1.70	$5.50	$(0.04)	$5.46

The adoption of ASC 606 did not impact our accounting for revenues derived from late fees, finance charges, and certain other charge card fees or certain of our foreign currency contracts, which continue to be accounted for under existing authoritative guidance, as discussed further below.
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. On July 31, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019 and will not restate comparative periods. The Company is assessing the practical expedients available for adoption under the new standard and expects to adopt the package of practical expedients. The Company is analyzing our lease portfolio and updating accounting policies and internal controls that will be impacted by the new guidance. The Company has also selected lease accounting software to support the new reporting requirements. The Company expects to record right of use assets and liabilities for its leases in the consolidated balance sheet upon adoption.
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
Intangibles - Goodwill and Other Impairment
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The adoption of this ASU on January 1, 2018 did not have a material impact on the results of operations, financial condition, or cash flows.
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
Comprehensive Income Classification
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Tax Act"). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. For all entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Tax Act is recognized or to apply the amendments in the period of adoption. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
Cloud Computing Arrangements
On August 29, 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", that provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The guidance is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Fair Value Measurement
On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other guidance should be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
Payment Services
The Company’s primary performance obligation for the majority of its payment solution products (fuel, lodging, tolls, corporate payments, among others) is to stand-ready to provide authorization and processing services ("payment services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer.
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
The majority of the transaction price the Company receives for fulfilling the Payment Services performance obligation are comprised of one or a combination of the following: 1) interchange fees earned from the payment networks; 2) discount fees earned from merchants; 3) fees calculated based on a number of transactions processed; and 4) fees calculated based upon a percentage of the transaction value for the underlying goods or services (i.e. fuel, food, toll and transportation cards and vouchers).
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
Gift Card Products and Services
The Company’s Gift product line delivers both stored value cards and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards are recognized (gross of the underlying cost of the related card) at the point in time when control passes to the Company's customer, which is generally upon shipment.
Card-based services consist of transaction processing and reporting of gift card transactions where the Company recognizes revenue based on an output measure of elapsed time for an unknown or unspecified quantity of transactions. As a result, the Company allocates and recognizes variable consideration over the estimated period of time over which the performance obligation is satisfied.
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
The Company also writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivative accounting (ASC 815, "Derivatives").
Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment in "revenues, net" within the Unaudited Consolidated Statements of Income. The related cost of sales for the equipment is recorded within "processing expenses" in the Unaudited Consolidated Statements of Income.

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three and nine months ended September 30, 2018 was as follows:

Revenue, net by Product Category*	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	%	2018	%
Fuel	$276	45%	$805	45%
Corporate Payments	105	17%	300	17%
Tolls	78	13%	250	14%
Lodging	48	8%	132	7%
Gift	57	9%	139	8%
Other	56	9%	164	9%
Consolidated Revenues, net	$620	100%	$1,790	100%
*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and nine months ended September 30, 2018 was as follows:

Revenue, net by Geography*	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	%	2018	%
United States	$391	63%	1,082	60%
Brazil	92	15%	296	17%
United Kingdom	63	10%	192	11%
Other	74	12%	220	12%
Consolidated Revenues, net	$620	100%	$1,790	100%
*Columns may not calculate due to rounding.
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 90% of total consolidated revenues, net, in the three and nine month periods ended September 30, 2018.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $19.9 million and $24.7 million as of September 30, 2018 and January 1, 2018, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized in the three and nine months ended September 30, 2018, that was included in the deferred revenue contract liability as of January 1, 2018 was approximately $17.1 million and $56.2 million, respectively.

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
In order to determine the appropriate amortization period for contract costs, the Company considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in the Company’s Unaudited Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Unaudited Consolidated Statements of Income.  During the three and nine months ended September 30, 2018, amortization of capitalized contract costs recorded in selling expense was $3.0 million and $9 million, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within "prepaid expenses and other current assets" and "other assets" in the Company’s Unaudited Consolidated Balance Sheets. At September 30, 2018, the Company had capitalized costs to obtain a contract of $12.2 million within prepaid expenses and $32.6 million within "other assets" in the Company’s Unaudited Consolidated Balance Sheets, respectively.
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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of September 30, 2018, the Company’s contracts with customers did not contain a significant financing component.
The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company utilized a practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.
3. Accounts Receivable
The Company maintains a $1.2 billion revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to our U.S. trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, on a revolving basis, up to $1.2 billion of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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

The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Gross domestic accounts receivable	$951,331	$661,677
Gross domestic securitized accounts receivable	931,000	811,000
Gross foreign receivables	912,030	804,365
Total gross receivables	2,794,361	2,277,042
Less allowance for doubtful accounts	(52,022)	(46,031)
Net accounts and securitized accounts receivable	$2,742,339	$2,231,011
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the nine month period ended September 30 is as follows (in thousands):

	2018	2017
Allowance for doubtful accounts beginning of period	$46,031	$32,506
Provision for bad debts	43,520	35,949
Write-offs	(37,529)	(20,676)
Allowance for doubtful accounts end of period	$52,022	$47,779
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis at September 30, 2018 and December 31, 2017, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Repurchase agreements	$526,730	$—	$526,730	$—
Money market	50,395	—	50,395	—
Certificates of deposit	172	—	172	—
Foreign exchange contracts	28,293	—	28,293	—
Total assets	$605,590	$—	$605,590	$—
Cash collateral for foreign exchange contracts	$26,499	$—	$—	$—
Liabilities:
Foreign exchange contracts	$28,626	$—	$28,626	—
Total liabilities	$28,626	$—	$28,626	$—
Cash collateral obligation for foreign exchange contracts	$12,307	$—	$—	$—

December 31, 2017
Assets:
Repurchase agreements	$420,838	$—	$420,838	$—
Money market	50,423	—	50,423	—
Certificates of deposit	7,417	—	7,417	—
Foreign exchange contracts	39,045	10	39,035	—
Total assets	$517,723	$10	$517,713	$—
Cash collateral for foreign exchange contracts	$12,540	$—	$—	$—
Liabilities:
Foreign exchange contracts	$26,888	$67	$26,821	$—
Total liabilities	$26,888	$67	$26,821	$—
Cash collateral obligation for foreign exchange contracts	$10,882	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Unaudited Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Unaudited Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents what would be received and or paid by the Company if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in the Company's Unaudited Consolidated Balance Sheet at September 30, 2018. Cash collateral paid for foreign exchange derivatives is recorded within restricted cash in the Company's Unaudited Consolidated Balance Sheet at September 30, 2018.
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
The Company regularly evaluates the carrying value of its cost method investments and during the third quarter of 2018, determined that the fair value of its investment in Qui was impaired as a result of a decline in operating results and difficulty in obtaining financing. The Company concluded that this decline in fair value was other than temporary and recorded a full write-off of the investment of $7.1 million.
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
Since the beginning of the Program, 6,010,210 shares for an aggregate purchase price of $970.8 million have been repurchased. There were 1,896,106 shares totaling $380.7 million repurchased under the Program during the nine months ended September 30, 2018. No repurchases were made during the three months ended September 30, 2018.
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
The table below summarizes the expense recognized related to share-based payments recognized for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$11,154	$16,212	$33,205	$42,254
Restricted stock	9,548	8,443	21,002	26,643
Stock-based compensation	$20,702	$24,655	$54,207	$68,897
The tax benefits recorded on stock based compensation were $31.2 million and $36.1 million for the nine month period ended September 30, 2018 and 2017, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2018 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$68,687	1.41
Restricted stock	13,456	0.53
Total	$82,143

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

The following summarizes the changes in the number of shares of common stock under option for the nine month period ended September 30, 2018 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031	$109.78	4,029	$75.80		$663,815
Granted	408	204.57			$50.04
Exercised	(692)	71.50				108,164
Forfeited	(40)	149.22
Outstanding at September 30, 2018	7,707	$118.03	4,588	$91.27		$846,395
Expected to vest as of September 30, 2018	7,707	$118.03
The aggregate intrinsic value of stock options exercisable at September 30, 2018 was $626.5 million. The weighted average remaining contractual term of options exercisable at September 30, 2018 was 5.2 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the nine month periods ended September 30, 2018 and 2017:

	September 30,
	2018	2017
Risk-free interest rate	2.57%	1.65%
Dividend yield	—	—
Expected volatility	26.93%	28.02%
Expected life (in years)	3.8	3.4
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

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2018 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	365	$155.58
Granted	104	190.18
Vested	(49)	157.66
Canceled or forfeited	(26)	157.39
Outstanding at September 30, 2018	394	$173.21
7. Acquisitions
2018 Acquisitions
During the nine months ended September 2018, the Company made payments of $3.8 million related to acquisitions occurring in prior years.
2017 Acquisitions
During 2017, the Company completed acquisitions with an aggregate purchase price of $725.1 million, net of cash acquired of $96.3 million and inclusive of notes payable of $29.3 million. During 2017, the Company made investments in other businesses of $39 million.

Cambridge Global Payments

On August 9, 2017, the Company acquired Cambridge, a business to business (B2B) international payments provider, for approximately $616.0 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand the Company's corporate payments footprint. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. The results from Cambridge are reported in its North America segment. The following table summarizes the acquisition accounting for Cambridge (in thousands):

Restricted cash	$37,666
Trade and other receivables	61,806
Prepaid expenses and other	18,071
Property and equipment	7,106
Other long term assets	10,025
Goodwill	500,212
Customer relationships and other identifiable intangible assets	271,793
Liabilities assumed	(197,335)
Deferred tax liabilities	(93,364)
Aggregate purchase price	$615,980

The fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Banking relationships	20	$705
Trade name and trademarks	Indefinite	35,110
Technology	5	16,039
Customer relationships - excluding Accounts Payable Solutions	7-18	178,190
Customer relationships - Accounts Payable Solutions	20	41,749
		$271,793

Along with the Company's acquisition of Cambridge, the Company signed noncompete agreements with certain parties with an estimated fair value of $5.8 million. Goodwill recorded is comprised primarily of expected synergies from combining the operations of the Company and Cambridge, as well as assembled workforce.

Other

During 2017, the Company acquired Creative Lodging Solutions ("CLS"), a lodging business, and a fuel card provider in Russia for approximately $109.1 million, net of cash acquired of $1.8 million and inclusive of a note payable of $5.5 million. The Company financed the acquisitions using a combination of existing cash and borrowings under its existing credit facility. The following table summarizes the acquisition accounting for the acquisitions (in thousands):

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
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2017	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2018
Segment
North America	$3,084,123	$4,036	$(7,152)	$3,081,007
International	1,631,700	20	(195,379)	1,436,341
	$4,715,823	$4,056	$(202,531)	$4,517,348

As of September 30, 2018 and December 31, 2017, other intangible assets consisted of the following (in thousands):

		September 30, 2018			December 31, 2017
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.1	$2,609,056	$(734,726)	$1,874,330	$2,698,428	$(605,347)	$2,093,081
Trade names and trademarks—indefinite lived	N/A	476,820	—	476,820	499,587	—	499,587
Trade names and trademarks—other	13.8	2,963	(2,457)	506	2,986	(2,207)	779
Software	5.9	212,288	(144,880)	67,408	219,019	(116,654)	102,365
Non-compete agreements	4.2	45,786	(26,223)	19,563	48,221	(19,076)	29,145
Total other intangibles		$3,346,913	$(908,286)	$2,438,627	$3,468,241	$(743,284)	$2,724,957
Changes in foreign exchange rates resulted in a $125.2 million decrease to the carrying values of other intangible assets in the nine months ended September 30, 2018. Amortization expense related to intangible assets for the nine months ended September 30, 2018 and 2017 was $165.0 million and $158.9 million, respectively.

9. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2018	December 31, 2017
Term notes payable—domestic(a), net of discounts	$2,892,205	$2,993,667
Revolving line of credit A Facility—domestic(a)	440,000	635,000
Revolving line of credit B Facility—foreign(a)	140,717	28,334
Revolving line of credit B Facility—swing line(a)	29,407	6,879
Other debt(c)	39,597	43,736
Total notes payable and other obligations	3,541,926	3,707,616
Securitization Facility(b)	931,000	811,000
Total notes payable, credit agreements and Securitization Facility	$4,472,926	$4,518,616
Current portion	$1,699,548	$1,616,512
Long-term portion	2,773,378	2,902,104
Total notes payable, credit agreements and Securitization Facility	$4,472,926	$4,518,616
 ______________________

(a)
The Company has a Credit Agreement, which has been amended multiple times, most recently on August 30, 2018, and provides for senior secured credit facilities consisting of a revolving A credit facility (Revolver) in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350 million as of September 30, 2018. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity dates are August 2, 2022 for term A loan, revolving loans, and letters of credit under the Credit Agreement and August 2, 2024 for the term B loan.

Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans or 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility. The Company has unamortized debt issuance costs of $8.0 million related to the Revolver as of September 30, 2018 recorded within other assets in the unaudited consolidated balance sheet. The Company has unamortized debt discounts of $4.9 million related to the term A facility and $0.6 million related to the term B facility, and deferred financings costs of $4.3 million at September 30, 2018.
At September 30, 2018, the interest rate on the term A loan and the domestic revolving A facility was 3.74%, the interest rate on the foreign revolving B facility was 2.23%, the interest rate on the revolving B facility foreign swing line of credit was 2.20% and the interest rate on the term B loan was 4.24%. The unused credit facility fee was 0.30% for all revolving facilities at September 30, 2018.

(b)
The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended on August 30, 2018. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.28% plus 0.87% as of September 30, 2018 and 1.55% plus 0.86% as of December 31, 2017. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2018 and December 31, 2017. The Company has unamortized debt issuance costs of $1.4 million related to the Securitization Facility as of September 30, 2018 recorded within other assets in the consolidated balance sheet.

(c)	Other debt includes the long-term portion of deferred payments associated with business acquisitions.
The Company was in compliance with all financial and non-financial covenants at September 30, 2018.

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
The Company has not completed its accounting for the tax effects of enactment of the Tax Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time Transition Tax. During the three month period ended September 30, 2018, the Company recognized adjustments totaling $22.7 million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.
The Company will continue to make and refine its calculations as additional analysis is completed. The Company is continuing to gather additional information, including, but not limited to, finalizing the calculation of post-1986 prescribed foreign E&P, finalizing foreign tax pools for foreign tax credit purposes, and finalizing the amounts held in cash or other specified assets, to complete the Company's accounting for these items and expect to complete its accounting within the measurement period.
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

For those items for which it was able to determine a reasonable estimate, the Company recognized a provisional net tax benefit of $128.2 million during 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction on the deferred tax assets and liabilities of $210 million and a net expense for the Transition Tax of $81.8 million. After the adjustments recognized during the three months ended September 30, 2018, the provisional net tax benefit was adjusted to $105.5 million. This net benefit primarily consists of a net benefit on deferred tax assets and liabilities of $202.9 million and a net expense for the Transition Tax of $97.4 million.
Previously, the Company was not able to make a reasonable estimate of the impact of state taxes on adjustments made to federal temporary differences as a result of the Tax Act, or the impact of the new limitations on the deductibility of certain executive compensation. Included in the adjustments recognized during the three months ended September 30, 2018 in the amount of $22.7 million is an adjustment in the amount of $9.3 million. The adjustment is to recognize the impact of state taxes on adjustments made to federal temporary differences as a result of the Tax Act.
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2018 and 35% for 2017 to income before income taxes for the three months ended September 30, 2018 and 2017 due to the following (in thousands):

	2018		2017
Computed tax expense at the U.S. federal tax rate	$49,889	21.0%	$114,626	35.0%
Changes resulting from:
Foreign income tax differential	2,359	1.0%	(9,247)	(2.8)%
Excess tax benefits related to stock-based compensation	(7,562)	(3.2)%	(4,360)	(1.3)%
State taxes net of federal benefits	3,119	1.3%	5,926	1.8%
Foreign-sourced nontaxable income	(5,620)	(2.4)%	1,558	0.5%
Foreign withholding taxes[1]	4,578	1.9%	3,065	0.9%
GILTI tax, net of foreign tax credits	5,576	2.4%	—	—%
Valuation allowance on investment loss	—	—%	16,718	5.1%
Transition tax, net of foreign tax credits	22,731	9.6%	—	—%
Other[1]	4,804	2.0%	(3,607)	(1.1)%
Provision for income taxes	$79,874	33.6%	$124,679	38.1%

1Certain amounts have been reclassified within the schedule above for comparative purposes.
11. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and nine month periods ended September 30 follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$157,694	$202,823	$509,483	$457,503
Denominator for basic earnings per share	88,456	90,751	89,126	91,619
Dilutive securities	3,625	2,250	3,545	2,304
Denominator for diluted earnings per share	92,081	93,001	92,671	93,923
Basic earnings per share	$1.78	$2.23	$5.72	$4.99
Diluted earnings per share	$1.71	$2.18	$5.50	$4.87
Diluted earnings per share for the three months ended September 30, 2018 and 2017 excludes the effect of 0.1 million and 3.5 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.2 million and 0.3 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended September 30, 2018 and 2017, respectively.

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

The Company’s segment results are as follows for the three and nine month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017[2]	2018	2017[2]
Revenues, net:[1]
North America	$412,816	$368,006	$1,148,034	$1,040,949
International	206,770	209,871	642,036	598,598
	$619,586	$577,877	$1,790,070	$1,639,547
Operating income:[1]
North America	$177,769	$138,480	$495,095	$394,378
International	103,321	94,157	310,866	249,370
	$281,090	$232,637	$805,961	$643,748
Depreciation and amortization:
North America	$39,049	$38,399	$116,041	$104,960
International	28,218	30,757	91,338	93,771
	$67,267	$69,156	$207,379	$198,731
Capital expenditures:
North America	$12,604	$9,167	$32,700	$30,901
International	9,094	7,692	23,612	18,558
	$21,698	$16,859	$56,312	$49,459
1Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect ASC 606.
2The results from our Cambridge business acquired in the third quarter of 2017 are reported in our North America segment. As we have concluded that this business is part of our North America segment, the results for this business have been recast from International segment into our North America segment for the three and nine month periods ended September 30, 2017.
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

Additionally, in October 2018, the Company reached an agreement on the terms for the sale and transition of the Chevron portfolio for approximately $160 million, which will be recorded as a pre-tax gain, less any transaction costs.

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

The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of September 30, 2018 and December 31, 2017 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

	Notional
	September 30, 2018	December 31, 2017
Foreign exchange contracts:
Swaps	$330.4	$515.4
Futures, forwards and spot	2,905.7	3,274.5
Written options	3,033.1	2,934.2
Purchased options	2,435.8	2,314.1
Total	$8,705.0	$9,038.1

The majority of customer foreign exchange contracts are written in currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.

The following table summarizes the fair value of derivatives reported in the Unaudited Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018				December 31, 2017
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Over the counter	$75.3	$75.6	$28.3	$28.6	$80.4	$68.2	$39.0	$26.8
Exchange traded	—	—	—	—	—	0.1	—	0.1
Foreign exchange contracts	75.3	75.6	28.3	28.6	80.4	68.3	39.0	26.9
Cash collateral	26.5	12.3	26.5	12.3	12.5	10.9	12.5	10.9
Total net derivative assets and liabilities	$48.8	$63.3	$1.8	$16.3	$67.9	$57.4	$26.5	$16.0
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
Executive Overview
We operate in two segments, which we refer to as our North America and International segments. Our revenue is generally reported net of the cost for underlying products and services. In this report, we refer to this net revenue as “revenues, net". See “Results of Operations” for additional segment information.

Results presented for 2018 reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("Topic 606") ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018, using the modified retrospective transition method. The adoption of Topic 606 resulted in the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of Topic 606.

The adoption of Topic 606 had the impact of reducing revenues by approximately $28.0 million and $75.5 million for the three and nine months ended September 30, 2018, respectively. Such expenses were not reflected as a reduction of revenues in the 2017 amounts presented. This lack of comparability should be considered in reviewing the transaction analysis and the various breakdowns of revenue by geography, product and source in this discussion and analysis.
Revenues, net, by Segment. For the three and nine months ended September 30, 2018 and 2017, our North America and International segments generated the following revenue (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017[1]		2018		2017[1]
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$412.8	66.6%	$368.0	63.7%	$1,148.0	64.1%	$1,040.9	63.5%
International	206.8	33.4%	209.9	36.3%	642.0	35.9%	598.6	36.5%
	$619.6	100.0%	$577.9	100.0%	$1,790.1	100.0%	$1,639.5	100.0%
1The results from our Cambridge business acquired in the third quarter of 2017 are reported in our North America segment. As we have concluded that this business is part of our North America segment, the results for this business have been recast from our International segment into our North America segment for the three and nine month periods ended September 30, 2017.

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2018	2017	2018	2017
Revenues, net	$619.6	$577.9	$1,790.1	$1,639.5
Net income	$157.7	$202.8	$509.5	$457.5
Net income per diluted share	$1.71	$2.18	$5.50	$4.87

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2018	2017	2018	2017
Adjusted net income	$246.6	$202.8	$717.9	$574.8
Adjusted net income per diluted share	$2.68	$2.18	$7.75	$6.12
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

Revenue per transaction. Set forth below is revenue per transaction by segment information for the three and nine months ended September 30, 2018 and 2017. Revenue per transactions by segment is affected by the mix of products and acquisitions, as well as the impact of the adoption of ASC 606, which may result in revenue per transaction by product providing more meaningful data for analysis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2018	2017	2018	2017
Transactions (in millions)
North America	380.8	398.4	1,257.5	1,256.9	[1]
International[2]	277.8	275.9	810.6	806.1
Total transactions	658.6	674.3	2,068.1	2,062.9
Revenue per transaction
North America	$1.08	$0.92	$0.91	$0.83
International	0.74	0.76	0.79	0.74
Consolidated revenue per transaction	0.94	0.86	0.87	0.79

[1] For purposes of comparability, reflects adjustment for 44.3 million non-recurring transactions at SVS in the first quarter of 2017 due to system driven balance inquiries.
[2] Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.

The following table provides a breakdown of revenue per transaction by product for the three months ended September 30, 2018 and 2017.

	As Reported				Pro Forma and Macro Adjusted
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)*	2018¹	2017	Change	% Change	2018¹	2017¹	Change	% Change
FUEL [4]
'- Transactions	122.9	119.3	3.6	3%	122.9	121.1	1.9	2%
'- Revenues, net per transaction	$2.25	$2.32	$(0.07)	(3)%	$2.15	$2.07	$0.08	4%
'- Revenues, net	$276.0	$276.2	$(0.3)	—%	$263.8	$250.5	$13.3	5%
CORPORATE PAYMENTS
'- Transactions	13.1	10.9	2.2	20%	13.1	11.1	2.0	18%
'- Revenues, net per transaction	$8.05	$6.63	$1.42	21%	$8.10	$7.52	$0.59	8%
'- Revenues, net	$105.5	$72.2	$33.3	46%	$106.2	$83.2	$23.0	28%
TOLLS
'- Transactions[2]	221.9	226.1	(4.2)	(2)%	221.9	226.1	(4.2)	(2)%
'- Revenues, net per transaction	$0.35	$0.37	$(0.02)	(4)%	$0.44	$0.37	$0.07	19%
'- Revenues, net	$77.8	$82.9	$(5.2)	(6)%	$97.0	$82.9	$14.1	17%
LODGING
'- Transactions	4.5	4.1	0.4	11%	4.5	4.6	(0.1)	(3)%
'- Revenues, net per transaction	$10.64	$8.14	$2.49	31%	$10.64	$8.53	$2.10	25%
'- Revenues, net	$48.0	$33.2	$14.8	45%	$48.0	$39.6	$8.4	21%
GIFT
'- Transactions	277.6	294.1	(16.5)	(6)%	277.6	294.1	(16.5)	(6)%
'- Revenues, net per transaction	$0.20	$0.19	$0.02	10%	$0.20	$0.19	$0.02	10%
'- Revenues, net	$56.7	$54.8	$1.9	4%	$56.7	$54.8	$1.9	4%
OTHER[3,4]
'- Transactions	18.6	19.7	(1.2)	(6)%	18.6	19.7	(1.1)	(6)%
'- Revenues, net per transaction	$3.00	$2.97	$0.03	1%	$3.13	$2.84	$0.29	10%
'- Revenues, net	$55.7	$58.5	$(2.9)	(5)%	$58.1	$55.8	$2.3	4%
FLEETCOR CONSOLIDATED REVENUES
'- Transactions	658.6	674.3	(15.7)	(2)%	658.6	676.7	(18.1)	(3)%
'- Revenues, net per transaction	$0.94	$0.86	$0.08	10%	$0.96	$0.84	$0.12	14%
'- Revenues, net	$619.6	$577.9	$41.7	7%	$629.8	$566.8	$63.0	11%

* Columns may not calculate due to rounding.
[1] Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606. For purposes of comparability, 2017 has been recast and is reconciled to GAAP in the section entitled “Management’s Use of Non-GAAP Financial Measures”, which includes certain estimates and assumptions made by the Company for the impact of ASC 606 on 2017 revenues, as the Company did not apply a full retrospective adoption.

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

•	Other operating, net—Our other operating, net includes other operating expenses and income items that do not relate to our core operations or that occur infrequently.

•
Investment loss—Our investment results relate to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we historically accounted for using the equity method and recorded our share of earnings and losses. On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method. Also includes impairment charges related to Masternaut and other cost method investments.

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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 60% and 63% of our revenue in the nine months ended September 30, 2018 and 2017, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

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

Acquisitions and Investments
During the nine months ended September 30, 2018, the Company made deferred payments of $3.8 million related to acquisitions occurring in prior years.
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

Chevron Portfolio
In October 2018, we reached an agreement on the terms for the sale and transition of the Chevron portfolio for approximately $160 million, which will be recorded as a pre-tax gain, less any transaction costs.

Results of Operations
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
The following table sets forth selected consolidated statement of income and selected operational data for the three months ended September 30, 2018 and 2017 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2018[1]	% of total revenue	Three Months Ended September 30, 2017[2]	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$412.8	66.6%	$368.0	63.7%	$44.8	12.2%
International	206.8	33.4%	209.9	36.3%	(3.1)	(1.5)%
Total revenues, net	619.6	100.0%	577.9	100.0%	41.7	7.2%
Consolidated operating expenses:
Merchant commissions	—	—%	27.7	4.8%	(27.7)	(100.0)%
Processing	128.4	20.7%	111.3	19.3%	17.1	15.4%
Selling	44.8	7.2%	45.1	7.8%	(0.3)	(0.6)%
General and administrative	98.0	15.8%	92.1	15.9%	6.0	6.5%
Depreciation and amortization	67.3	10.9%	69.2	12.0%	(1.9)	(2.7)%
Operating income	281.1	45.4%	232.6	40.3%	48.5	20.8%
Investment loss	7.1	1.2%	47.8	8.3%	(40.6)	(85.0)%
Other expense (income), net	0.3	—%	(175.3)	(30.3)%	(175.6)	NM
Interest expense, net	36.1	5.8%	29.3	5.1%	6.7	22.9%
Loss on extinguishment of debt	—	—%	3.3	0.6%	(3.3)	(100.0)%
Provision for income taxes	79.9	12.9%	124.7	21.6%	(44.8)	(35.9)%
Net income	$157.7	25.5%	$202.8	35.1%	$(45.1)	(22.3)%
Operating income for segments:
North America	$177.8		$138.5		$39.3	28.4%
International	103.3		94.2		9.2	9.7%
Operating income	$281.1		$232.6		$48.5	20.8%
Operating margin for segments:
North America	43.1%		37.6%		5.4%
International	50.0%		44.9%		5.1%
Total	45.4%		40.3%		5.1%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
1 Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018, using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.
2The results from our Cambridge business acquired in the third quarter of 2017 are reported in our North America segment. As we have concluded that this business is part of our North America segment, the results for this business have been recast from our International segment into our North America segment for the three and nine month periods ended September 30, 2017.

Revenues
Our consolidated revenues were $619.6 million in the three months ended September 30, 2018, an increase of $41.7 million or 7.2%, from $577.9 million in the three months ended September 30, 2017. The increase in our consolidated revenue was primarily due to:

•
Organic growth of approximately 11% on a constant fuel price, fuel spread margin, foreign currency and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•	The impact of acquisitions during 2017, which contributed approximately $20 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended September 30, 2018 over the comparable period in 2017 of approximately $9 million. Foreign exchange rates had an unfavorable impact on consolidated revenues in the three months ended September 30, 2018 over the comparable period in 2017 of approximately $26 million, primarily due to unfavorable changes in foreign exchange rates mostly in Brazil, partially offset by the favorable impact of higher fuel prices of approximately $14 million and favorable fuel spread margins of approximately $3 million, in the three months ended September 30, 2018 over the comparable period in 2017.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased consolidated revenues, net by netting approximately $28 million of amounts previously classified as merchant commissions and processing expense against revenues and by approximately $2 million due to the disposition of the NexTraq business in July 2017.

North America segment revenues
North America revenues were $412.8 million in the three months ended September 30, 2018, an increase of $44.8 million or 12.2%, from $368.0 million in the three months ended September 30, 2017. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 11%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•	The impact of our Cambridge and CLS acquisitions during 2017, which contributed approximately $18 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended September 30, 2018 over the comparable period in 2017 of approximately $14 million, primarily due to the favorable impact of higher fuel prices of approximately $11 million and favorable fuel spread margins of approximately $3 million.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased North America revenues, net by approximately $23 million and by approximately $2 million due to the disposition of the NexTraq business in July 2017.

International segment revenues
International segment revenues were $206.8 million in the three months ended September 30, 2018, a decrease of $3.1 million or 1.5%, from $209.9 million in the three months ended September 30, 2017. The decrease in our International segment revenue was primarily due to:

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended September 30, 2018 over the comparable period in 2017 of approximately $23 million. Unfavorable foreign exchange rates negatively impacted consolidated revenues by approximately $25 million primarily due to unfavorable changes in foreign exchange rates mostly in Brazil, partially offset by the favorable impact of higher fuel prices on consolidated revenues of approximately $3 million.

•
Organic growth of approximately 11% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented in January 2017 in order to calculate organic growth using a consistent revenue standard in both periods.

•	The impact of a small fuel card acquisition during 2017, which contributed approximately $2 million in additional revenue.

The impact of the adoption of ASC 606 also decreased International revenues, net by approximately $5 million.

Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the three months ended September 30, 2018 and 2017 (in millions).

	Three Months Ended September 30,
Revenue, net by Geography*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$391	63%	$358	62%
Brazil	92	15%	101	17%
United Kingdom	63	10%	61	11%
Other	74	12%	58	10%
Consolidated revenues, net	$620	100%	$578	100%
*Columns may not calculate due to rounding.

	Three Months Ended September 30,
Revenue, net by Product Category*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$276	45%	$276	48%
Corporate Payments	105	17%	72	12%
Tolls	78	13%	83	14%
Lodging	48	8%	33	6%
Gift	57	9%	55	9%
Other	56	9%	59	10%
Consolidated revenues, net	$620	100%	$578	100%
*Columns may not calculate due to rounding.

Major Sources of Revenue, net*	Three Months Ended September 30,
(Unaudited)	2018¹	%	2017	%
Processing and Program Revenue[2]	$322	52%	$288	50%
Late Fees and Finance Charges[3]	38	6%	34	6%
Miscellaneous Fees[4]	39	6%	32	5%
Discount Revenue (Fuel)[5]	87	14%	77	13%
Discount Revenue (NonFuel)[6]	51	8%	45	8%
Tied to Fuel-Price Spreads[7]	31	5%	53	9%
Merchant Program Revenue[8]	53	9%	49	8%
Consolidated revenues, net	$620	100%	$578	100%

[1] Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

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
[4] Non-standard fees charged to customers based on customer behavior or optional participation, primarily including high credit risk surcharges, over credit limit charges, minimum processing fees, printing and mailing fees, etc.

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
Consolidated operating expenses
Merchant commissions. The adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions of $30.9 million in the three months ended September 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net. Merchant commissions were $27.7 million in the three months ended September 30, 2017.
Processing. Processing expenses were $128.4 million in the three months ended September 30, 2018, an increase of $17.1 million or 15.4%, from $111.3 million in the comparable prior period. Increases in processing expenses were primarily due to incremental bad debt expense of approximately $9 million, expenses related to acquisitions completed in 2017 of approximately $7 million and increased volumes in certain product lines. Additionally, the adoption of ASC 606 on January 1, 2018, resulted in a $2 million increase to processing expenses in the three months ended September 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $6 million and the impact of disposition of the NexTraq business.
Selling. Selling expenses were $44.8 million in the three months ended September 30, 2018, a decrease of $0.3 million or 0.6%, from $45.1 million in the comparable prior period. Selling expenses decreased primarily due the favorable impact of fluctuations in foreign exchange rates of approximately $2 million and the impact of disposition of the NexTraq business, mostly offset by expenses related to acquisitions completed in 2017 of approximately $2 million. Additionally, the adoption of ASC 606 and related cost capitalization guidance on January 1, 2018, resulted in the capitalization of certain costs incurred to obtain a contract (sales commissions) and deferral over the period of benefit, resulting in reduced selling expenses of approximately $1 million.
General and administrative. General and administrative expenses were $98.0 million in the three months ended September 30, 2018, an increase of $6.0 million or 6.5%, from $92.1 million in the comparable prior period. The increase was primarily due to expenses related to acquisitions completed in 2017 of approximately $5 million and additional other professional and legal expenses of approximately $3 million over the comparable prior period. These increases were partially offset by a decrease in stock compensation expense of approximately $4 million and by the favorable impacts from fluctuations in foreign exchange rates of approximately $3 million and the impact of disposition of the NexTraq business.

Depreciation and amortization. Depreciation and amortization expenses were $67.3 million in the three months ended September 30, 2018, a decrease of $1.9 million or 2.7%, from $69.2 million in the comparable prior period. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $4 million and the impact of disposition of the NexTraq business, partially offset by the impact of expenses related to acquisitions completed in 2017 of approximately $4 million.

Investment loss. Investment loss was $7.1 million in the three months ended September 30, 2018, a decrease of $40.6 million or 85.0%, from $47.8 million in the comparable prior period. The decrease in investment loss was due to a non-cash impairment charge of $7.1 million recorded to a cost method investment in the third quarter of 2018 as compared to a non-cash impairment charge of $44.6 million recorded to our Masternaut investment in the third quarter of 2017.

Other expense (income), net. Other expense, net was $0.3 million in the three months ended September 30, 2018, compared to other income, net of $175.3 million in the three months ended September 30, 2017. The decrease was due primarily to the pre-tax gain on the sale of our NexTraq business of $175 million in the third quarter of 2017.

Interest expense, net. Interest expense was $36.1 million in the three months ended September 30, 2018, an increase of $6.7 million or 22.9%, from $29.3 million in the comparable prior period. The increase in interest expense is primarily due to the impact of additional borrowings to finance the acquisition of Cambridge completed in 2017 and to repurchase our common stock, as well as increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Three Months Ended September 30,
(Unaudited)	2018	2017
Term loan A	3.59%	2.98%
Term loan B	4.09%	3.32%
Domestic Revolver A	3.59%	2.99%
Foreign Revolver A	2.13%	2.00%
Foreign swing line	2.12%	1.97%
The average unused credit facility fee for Domestic Revolver A was 0.30% and 0.35% in the three month periods ending September 30, 2018 and 2017, respectively.
Loss on extinguishment of debt. Loss on early extinguishment of debt of $3.3 million related to our write-of of debt issuance costs associated with the refinancing of our existing credit facility during the third quarter of 2017.
Provision for income taxes. The provision for income taxes was $79.9 million in the three months ended September 30, 2018, a decrease of $44.8 million or 35.9%, from $124.7 million in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate for the three months ended September 30, 2018 was 33.6% compared to 38.1% for three months ended September 30, 2017.
The 2018 rate included a $23 million true-up of our provisional transition tax liability originally recorded at the end of 2017 in connection with US tax reform. If we exclude the impact of the transitional tax adjustment, the tax rate for the quarter was 23.4%. The reduction in the tax rate was primarily due to the effect of the Tax Act, which went into effect on December 22, 2017.  Also, the third quarter of 2017 rate was impacted by the non-recurring gain realized on the sale of the Nextraq business and the Masternaut impairment charge.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income decreased to $157.7 million in the three months ended September 30, 2018, a decrease of $45.1 million or 22.3%, from $202.8 million in the three months ended September 30, 2017.
Operating income and operating margin
Consolidated operating income. Operating income was $281.1 million in the three months ended September 30, 2018, an increase of $48.5 million or 20.8%, from $232.6 million in the comparable prior period. Our operating margin was 45.4% and 40.3% for the three months ended September 30, 2018 and 2017, respectively. These increases were driven primarily by organic growth, acquisitions completed in 2017 and the positive impact of the macroeconomic environment of approximately $5 million, driven by higher fuel prices and fuel price spreads. Increases were also driven by lower stock based compensation expense of $4 million. These increases were partially offset by the negative impact of unfavorable movements in foreign exchange rates, as well as the disposition of NexTraq of approximately $1 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $177.8 million in the three months ended September 30, 2018, an increase of $39.3 million or 28.4%, from $138.5 million in the comparable prior period. North America operating margin was 43.1% and 37.6% for the three months ended September 30, 2018 and 2017, respectively. These increases were due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $14 million, driven by higher fuel prices and fuel price spreads and the impact of acquisitions completed in 2017. These increases were also driven by lower stock based compensation expense of $4 million. These increases were partially offset by the disposition of NexTraq of approximately $1 million.

International segment operating income. International operating income was $103.3 million in the three months ended September 30, 2018, an increase of $9.2 million or 9.7%, from $94.2 million in the comparable prior period. International operating margin was 50.0% and 44.9% for the three months ended September 30, 2018 and 2017, respectively. These increases were due primarily to organic growth and acquisitions completed in 2017. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $9 million, driven primarily by unfavorable movements in foreign exchange rates.

Nine months ended September 30, 2018 compared to the Nine months ended September 30, 2017
The following table sets forth selected consolidated statement of income and selected operational data for the nine months ended September 30, 2018 and 2017 (in millions, except percentages)*.

(Unaudited)	Nine Months Ended September 30, 2018[1]	% of total revenue	Nine Months Ended September 30, 2017[2]	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,148.0	64.1%	$1,040.9	63.5%	$107.1	10.3%
International	642.0	35.9%	598.6	36.5%	43.4	7.3%
Total revenues, net	1,790.1	100.0%	1,639.5	100.0%	150.5	9.2%
Consolidated operating expenses:
Merchant commissions	—	—%	82.7	5.0%	(82.7)	(100.0)%
Processing	356.1	19.9%	316.4	19.3%	39.7	12.5%
Selling	135.9	7.6%	122.9	7.5%	13.1	10.6%
General and administrative	284.7	15.9%	275.1	16.8%	9.6	3.5%
Depreciation and amortization	207.4	11.6%	198.7	12.1%	8.6	4.4%
Operating income	806.0	45.0%	643.7	39.3%	162.2	25.2%
Investment loss	7.1	0.4%	52.5	3.2%	(45.4)	(86.4)%
Other expense (income), net	0.5	—%	(173.6)	(10.6)%	174.1	NM
Interest expense, net	100.3	5.6%	76.3	4.7%	24.0	31.4%
Loss on extinguishment of debt	—	—%	3.3	0.2%	(3.3)	(100.0)%
Provision for income taxes	188.6	10.5%	227.8	13.9%	(39.2)	(17.2)%
Net income	$509.5	28.5%	$457.5	27.9%	$52.0	11.4%
Operating income for segments:
North America	$495.1		$394.4		$100.7	25.5%
International	310.9		249.4		61.5	24.7%
Operating income	$806.0		$643.7		$162.2	25.2%
Operating margin for segments:
North America	43.1%		37.9%		5.2%
International	48.4%		41.7%		6.8%
Total	45.0%		39.3%		5.8%
*The sum of the columns and rows may not calculate due to rounding.
1 Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018, using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.
2The results from our Cambridge business acquired in the third quarter of 2017 are reported in our North America segment. As we have concluded that this business is part of our North America segment, the results for this business have been recast from our International segment into our North America segment for the three and nine month periods ended September 30, 2017.

Revenues
Our consolidated revenues were $1,790.1 million in the nine months ended September 30, 2018, an increase of $150.5 million or 9.2%, from $1,639.5 million in the nine months ended September 30, 2017. The increase in our consolidated revenue was primarily due to:

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

•	The impact of acquisitions during 2017, which contributed approximately $96 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a favorable impact on our consolidated revenue for the nine months ended September 30, 2018 over the comparable period in 2017 of approximately $7 million. We believe the higher fuel priced, had a favorable impact on consolidated revenues in the nine months ended September 30, 2018 over the comparable period in 2017 of approximately $36 million. Conversely, foreign exchange rates and fuel spread margins had an unfavorable impact on consolidated revenues in the nine months ended September 30, 2018 compared to the comparable period in 2017 of approximately $25 million and $4 million, respectively.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased consolidated revenues, net by netting approximately $76 million of amounts previously classified as merchant commissions and processing expense against revenues and by approximately $26 million due to the disposition of the NexTraq business in July 2017.

North America segment revenues
North America revenues were $1,148.0 million in the nine months ended September 30, 2018, an increase of $107.1 million or 10.3%, from $1,040.9 million in the nine months ended September 30, 2017. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 9%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•	The impact of our Cambridge and CLS acquisitions during 2017, which contributed approximately $90 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in the nine month period ended September 30, 2018 over the comparable period in 2017 of approximately $27 million, primarily due to the favorable impact of higher fuel prices of approximately $31 million, partially offset by lower fuel spread margins of approximately $4 million.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased North America revenues, net by approximately $60 million and by approximately $26 million due to the disposition of the NexTraq business in July 2017.

International segment revenues
International segment revenues were $642.0 million in the nine months ended September 30, 2018, an increase of $43.4 million or 7.3%, from $598.6 million in the nine months ended September 30, 2017. The increase in our International segment revenue was primarily due to:

•
Organic growth of approximately 12% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented in January 2017 in order to calculate organic growth using a consistent revenue standard in both periods.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the nine months ended September 30, 2018 over the comparable period in 2017 of approximately $20 million. Changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $25 million, partially offset by the favorable impact of higher fuel prices of approximately $5 million.

•	The impact of a small fuel card acquisition during 2017, which contributed approximately $7 million in additional revenue.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased International revenues, net by approximately $15 million.

Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the nine months ended September 30, 2018 and 2017 (in millions).

	Nine Months Ended September 30,
Revenue, net by Geography*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,082	60%	$1,031	63%
Brazil	296	17%	287	17%
United Kingdom	192	11%	174	11%
Other	220	12%	148	9%
Consolidated revenues, net	$1,790	100%	$1,640	100%
*Columns may not calculate due to rounding.

	Nine Months Ended September 30,
Revenue, net by Product Category*	2018¹		2017
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel cards	$805	45%	$815	50%
Corporate Payments	300	17%	150	9%
Tolls	250	14%	236	14%
Lodging	132	7%	86	5%
Gift	139	8%	144	9%
Other	164	9%	209	13%
Consolidated revenues, net	$1,790	100%	$1,640	100%
*Columns may not calculate due to rounding.

Major Sources of Revenue, net*	Nine Months Ended September 30,
(Unaudited)	2018¹	% of total revenues, net	2017	% of total revenues, net
Processing and Program Revenue[2]	$932	52%	$781	48%
Late Fees and Finance Charges[3]	109	6%	105	6%
Miscellaneous Fees[4]	113	6%	97	6%
Discount Revenue (Fuel)[5]	257	14%	223	14%
Discount Revenue (NonFuel)[6]	139	8%	130	8%
Tied to Fuel-Price Spreads[7]	86	5%	165	10%
Merchant Program Revenue[8]	154	9%	139	8%
Consolidated revenues, net	$1,790	100%	$1,640	100%

[1] Reflects the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

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
[4] Non-standard fees charged to customers based on customer behavior or optional participation, primarily including high credit risk surcharges, over credit limit charges, minimum processing fees, printing and mailing fees, etc.

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
Consolidated operating expenses
Merchant commissions. The adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions of $84.2 million in the nine months ended September 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net. Merchant commissions were $83 million in the nine months ended September 30, 2017.
Processing. Processing expenses were $356.1 million in the nine months ended September 30, 2018, an increase of $39.7 million or 12.5%, from $316.4 million in the comparable prior period. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2017 of approximately $35 million, incremental bad debt expense of approximately $8 million and increased volumes in certain lines of business. Additionally, the adoption of ASC 606 on January 1, 2018, resulted in an increase of $7 million to processing expenses in the nine months ended September 30, 2018. As of January 1, 2018, these amounts are recorded within revenues, net. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $8 million and the impact of disposition of the NexTraq business of approximately $6 million.
Selling. Selling expenses were $135.9 million in the nine months ended September 30, 2018, an increase of $13.1 million or 10.6% from $122.9 million in the comparable prior period. Increases in spending were primarily due to ongoing incremental expenses related to acquisitions completed in 2017 of approximately $15 million and additional spending in certain lines of business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $3 million and the favorable impact of fluctuations in foreign exchange rates of approximately $2 million. Additionally, the adoption of ASC 606 and related cost capitalization guidance on January 1, 2018, resulted in the capitalization of certain costs incurred to obtain a contract (sales commissions) and deferral over the period of benefit, resulting in reduced selling expenses of approximately $3 million.
General and administrative. General and administrative expenses were $284.7 million in the nine months ended September 30, 2018, an increase of $9.6 million or 3.5%, from $275.1 million in the comparable prior period. The increase was primarily due to expenses related to acquisitions completed in 2017 of approximately $23 million and additional spending in certain lines of business. These increases were partially offset by a decrease in stock compensation expense of approximately $15 million, the impact of disposition of the NexTraq business of approximately $3 million and the favorable impact of fluctuations in foreign exchange rates of approximately $3 million.

Depreciation and amortization. Depreciation and amortization expenses were $207.4 million in the nine months ended September 30, 2018, an increase of $8.6 million or 4.4%, from $198.7 million in the comparable prior period. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2017 of approximately $20 million. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $5 million and the favorable impact of fluctuations in foreign exchange rates of approximately $5 million.

Investment loss. Investment loss was $7.1 million in the nine months ended September 30, 2018, a decrease of $45.4 million or 86.4%, from $52.5 million in the comparable prior period. The decrease in investment loss was due to a non-cash impairment charge of $7.1 million recorded to a cost method investment in the third quarter of 2018 as compared to a non-cash impairment charge of $44.6 million recorded to our Masternaut investment in the third quarter of 2017.

Other expense (income), net. Other expense, net was $0.5 million in the nine months ended September 30, 2018, compared to other income, net of $173.6 million in the nine months ended September 30, 2017. The decrease was due primarily to the pre-tax gain on the sale of our NexTraq business of $175 million in the third quarter of 2017.

Interest expense, net. Interest expense was $100.3 million in the nine months ended September 30, 2018, an increase of $24.0 million or 31.4%, from $76.3 million in the comparable prior period. The increase in interest expense is primarily due to the impact of additional borrowings to repurchase our common stock, to finance the acquisition of Cambridge completed in 2017 and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Nine Months Ended September 30,
(Unaudited)	2018	2017
Term loan A	3.43%	2.74%
Term loan B	3.87%	3.28%
Domestic Revolver A	3.42%	2.78%
Foreign Revolver A	2.10%	2.01%
Foreign swing line	2.08%	1.97%

The average unused credit facility fee for Domestic Revolver A was 0.31% and 0.35% in the nine months period ending September 30, 2018 and 2017, respectively.

Loss on extinguishment of debt. Loss on early extinguishment of debt of $3.3 million related to our write-of of debt issuance costs associated with the refinancing of our existing credit facility during the third quarter of 2017.

Provision for income taxes. The provision for income taxes was $188.6 million in the nine months ended September 30, 2018, a decrease of $39.2 million or 17.2%, from $227.8 million in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate decreased to 27.0% for the nine months ended September 30, 2018 from 33.2% for nine months ended September 30, 2017.
The 2018 rate included a $23 million true-up of our provisional transition tax liability originally recorded at the end of 2017 in connection with US tax reform. The reduction in the tax rate was primarily due to the effect of the Tax Act, which went into effect on December 22, 2017.  Also, the third quarter of 2017 rate was impacted by the non-recurring gain realized on the sale of the Nextraq business and the Masternaut impairment charge.
We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased to $509.5 million in the nine months ended September 30, 2018, an increase of $52.0 million or 11.4%, from $457.5 million in the nine months ended September 30, 2017.
Operating income and operating margin
Consolidated operating income. Operating income was $806.0 million in the nine months ended September 30, 2018, an increase of $162.2 million or 25.2%, from $643.7 million in the comparable prior period. Our operating margin was 45.0% and 39.3% for the nine months ended September 30, 2018 and 2017, respectively. These increases were driven by organic growth, acquisitions completed in 2017 and the positive impact of the macroeconomic environment of approximately $23 million, driven by higher fuel prices. The increase was also driven by lower stock based compensation of $15 million. These increases were partially offset by the unfavorable impact of foreign exchange rates and unfavorable fuel spread margins, as well as the negative impact of the disposition of NexTraq of approximately $9 million.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $495.1 million in the nine months ended September 30, 2018, an increase of $100.7 million or 25.5%, from $394.4 million in the comparable prior period. North America operating margin was 43.1% and 37.9% for the nine months ended September 30, 2018 and 2017, respectively. These increases were due primarily to organic growth, acquisitions completed in 2017 and the positive impact of the macroeconomic environment of approximately $27 million, driven by higher fuel prices. The increase was also driven by lower stock based compensation of $14 million. These increases were partially offset by unfavorable fuel spread margins and the negative impact of the disposition of NexTraq of approximately $9 million.

International segment operating income. International operating income was $310.9 million in the nine months ended September 30, 2018, an increase of $61.5 million or 24.7%, from $249.4 million in the comparable prior period. International operating margin was 48.4% and 41.7% for the nine months ended September 30, 2018 and 2017, respectively. These increases were due primarily to organic growth and acquisitions completed in 2017, partially offset by the negative impact of the macroeconomic environment of approximately $4 million, driven by unfavorable movements in foreign exchange rates. Unfavorable movements in foreign exchange rates were partially offset by higher fuel prices.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At September 30, 2018, our cash balances totaled $1,188.6 million, with approximately $264.1 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At September 30, 2018, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $630.2 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations.
In the fourth quarter of 2017, the U.S. government enacted the Tax Act, which includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. We have provisionally recorded an $81.8 million charge on these undistributed earnings in 2017. We recognized adjustments totaling $22.7 million to these provisional amounts during the nine months ended September 30, 2018 and included these adjustments as a component of income tax expense from continuing operations. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the measurement period. As permitted by the Tax Act, we intend to pay the one-time transition tax in eight annual interest-free installments beginning in 2018. We are currently evaluating the remaining undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic fuel card receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2018, we had no additional liquidity under our Securitization Facility. At September 30, 2018, we had approximately $675 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2018 and 2017 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2018	2017
Net cash provided by operating activities	$555.4	$431.6
Net cash used in investing activities	(71.3)	(341.6)
Net cash (used in) provided by financing activities	(356.3)	250.1
Operating activities. Net cash provided by operating activities was $555.4 million in the nine months ended September 30, 2018, an increase from $431.6 million in the comparable prior period. The increase in operating cash flows was primarily due to higher net income, partially offset by unfavorable working capital adjustments primarily due to the timing of cash receipts and payments in the nine months ended September 30, 2018 over the comparable period in 2017.
Investing activities. Net cash used in investing activities was $71.3 million in the nine months ended September 30, 2018 compared to $341.6 million in the nine months ended September 30, 2017. The decrease was primarily due to a reduction in cash outlay for acquisitions, net of the proceeds received from the sale of our NexTraq business during the third quarter of 2017.
Financing activities. Net cash used in financing activities was $356.3 million in the nine months ended September 30, 2018, compared to net cash provided of $250.1 million in the nine months ended September 30, 2017. The increased use of cash is primarily due to a reduction in net borrowings of $583.6 million on our Credit Facility and a reduction in borrowings of $83 million on our Securitization Facility. These additional uses of cash were partially offset by fewer repurchases of our common stock of $22 million in the nine months ended September 30, 2018 over the comparable period in 2017.
Capital spending summary
Our capital expenditures were $56.3 million in the nine months ended September 30, 2018, an increase of $6.9 million or 13.9%, from $49.5 million in the comparable prior period. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems, as well as incremental spending related to acquisitions completed in 2017.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.33 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. On August 30, 2018, the Credit Agreement was amended to change the consolidated leverage ratio definition and the negative covenant related to indebtedness. The Credit Agreement provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.69 billion and a term loan B facility in the amount of $350.0 million as of September 30, 2018. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for swing line loans and multi-currency borrowings and, (c) a revolving C facility in the amount of $35 million for multi-currency borrowings in Australian Dollars or New Zealand Dollars.
The Credit Agreement also contains an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. The term A and revolver maturity dates are August 2, 2022 and the term B maturity date is August 2, 2024.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of September 30, 2018, we were in compliance with each of the covenants under the Credit Facility.
At September 30, 2018, the interest rate on the term A loan and the domestic revolving A facility was 3.74%, the interest rate on the foreign revolving B facility was 2.23%, the interest rate on the revolving B facility foreign swing line of credit was 2.20% and the interest rate on the term B loan was 4.24%. The unused credit facility fee was 0.30% for all revolving facilities at September 30, 2018.
At September 30, 2018, we had $2.6 billion in borrowings outstanding on the term A loan, excluding the related debt discount, $346.5 million in borrowings outstanding on term B loan, excluding the related debt discount, $440 million in borrowings outstanding on the domestic revolving A facility, $140.7 million in borrowings outstanding on the foreign revolving B facility and $29.4 million in borrowings outstanding on the swing line revolving B facility. We have unamortized debt issuance costs of $8.0 million related to the Revolver as of September 30, 2018 recorded within other assets in the unaudited consolidated balance sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $5.5 million and $4.3 million at September 30, 2018, respectively.
During the nine months ended September 30, 2018, we made principal payments of $103.5 million on the term loans, $735.0 million on the domestic revolving A facility, $162.9 million on the foreign revolving B facility and $11.0 million on the swing line revolving facilities.
Securitization Facility
We are a party to a receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility the latest being the Fourth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement executed on August 30, 2018, which increased the current purchase limit under the Securitization Facility from $950 million to $1.2 billion. The Securitization Facility expires on November 14, 2020 and contains certain customary financial covenants.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.28% plus 0.87% and 1.55% plus 0.86% as of September 30, 2018 and December 31, 2017, respectively. The unused facility fee is payable at a rate of 0.40% as of September 30, 2018 and December 31, 2017, respectively. We have unamortized debt issuance costs of $1.4 million related to the Securitization Facility as of September 30, 2018 recorded within other assets in the consolidated balance sheet.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2018.
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

Since the beginning of the Program, 6,010,210 shares for an aggregate purchase price of $970.8 million have been repurchased as of September 30, 2018. There were 1,896,106 shares totaling $380.7 million repurchased under the Program during the nine months ended September 30, 2018. No repurchases were made during the three months ended September 30, 2018. Subsequent to September 30, 2018 and through November 8, 2018, the Company repurchased an additional 519,954 shares totaling $104.7 million under the Program.

Chevron Portfolio Disposition

In October 2018, we reached an agreement on the terms for the sale and transition of the Chevron portfolio for approximately $160 million, which will be recorded as a pre-tax gain, less any transaction costs.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2018, other than noted in footnote 1, "Summary of Significant Accounting Policies" and footnote 2, "Revenue Recognition", related to our adoption of new revenue recognition guidance in accordance with ASC 606, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2017. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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

We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, (c) other non-recurring items, including the impact of the Tax Act, impairment charges, restructuring costs, gains due to disposition of business, loss on extinguishment of debt and the unauthorized access impact.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2018	2017	2018	2017
Net income	$157,694	$202,823	$509,483	$457,503
Stock based compensation	20,702	24,654	54,207	68,897
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	55,482	60,229	173,239	177,387
Impairment of investment	7,147	44,600	7,147	44,600
Net gain on disposition of business	—	(109,205)	—	(109,205)
Loss on extinguishment of debt	—	3,296	—	3,296
Non recurring loss due to merger of entities	—	2,028	—	2,028
Restructuring costs	481	—	3,917	—
Unauthorized access impact	322	—	2,065	—
Total pre-tax adjustments	84,134	25,602	240,575	187,003
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(17,977)	(25,656)	(54,904)	(69,711)
Impact of tax reform	22,731	—	22,731	—
Adjusted net income	$246,582	$202,769	$717,885	$574,795
Adjusted net income per diluted share	$2.68	$2.18	$7.75	$6.12
Diluted shares	92,081	93,001	92,671	93,923

[1]Excludes the results of the Company's investments on our effective tax rate, as results from our investments are reported within the consolidated statements of income on a post-tax basis and no tax-over-book outside basis differences related to our investments reversed during 2017. Excludes impact of tax reform adjustments during the period included in our effective tax rate. Also excludes the net gain realized upon our disposition of Nextraq, representing a pretax gain of $175.0 million and tax on gain of $65.8 million. The tax on the gain is included in "Net gain on disposition of business".

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

	Revenue		Transactions
	Three Months Ended September 30,		Three Months Ended September 30,
	2018*	2017*	2018*	2017*
FUEL
Pro forma and macro adjusted	$263.8	$250.5	122.9	121.1
Impact of acquisitions/dispositions	—	(2.3)	—	(1.8)
Impact of fuel prices/spread	16.8	—	—	—
Impact of foreign exchange rates	(4.6)	—	—	—
Impact of adoption of ASC 606	—	28.0	—	—
As reported	$276.0	$276.2	122.9	119.3
CORPORATE PAYMENTS
Pro forma and macro adjusted	$106.2	$83.2	13.1	11.1
Impact of acquisitions/dispositions	—	(11.5)	—	(0.2)
Impact of fuel prices/spread	0.2	—	—	—
Impact of foreign exchange rates	(0.9)	—	—	—
Impact of adoption of ASC 606	—	0.5	—	—
As reported	$105.5	$72.2	13.1	10.9
TOLLS
Pro forma and macro adjusted	$97.0	$82.9	221.9	226.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(19.2)	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$77.8	$82.9	221.9	226.1
LODGING
Pro forma and macro adjusted	$48.0	$39.6	4.5	4.6
Impact of acquisitions/dispositions	—	(6.4)	—	(0.5)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$48.0	$33.2	4.5	4.1
GIFT
Pro forma and macro adjusted	$56.7	$54.8	277.6	294.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$56.7	$54.8	277.6	294.1
OTHER[1]
Pro forma and macro adjusted	$58.1	$55.8	18.6	19.7
Impact of acquisitions/dispositions	—	2.2	—	0.1
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(2.4)	—	—	—
Impact of adoption of ASC 606	—	0.5	—	—
As reported	$55.7	$58.5	18.6	19.7

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$629.8	$566.8	658.6	676.7
Impact of acquisitions/dispositions	—	(18.0)	—	(2.4)
Impact of fuel prices/spread	17.0	—	—	—
Impact of foreign exchange rates	(27.2)	—	—	—
Impact of adoption of ASC 606	—	29.0	—	—
As reported	$619.6	$577.9	658.6	674.3

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets; risks related to litigation; risks related to unauthorized access to systems and information; as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2018 and June 30, 2018, filed with the Securities and Exchange Commission on May 10, 2018 and August 9, 2018, respectively, and this Quarterly Report. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2018, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, which included the previously announced unauthorized system access, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Other than as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item
1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018, which could materially affect our business, financial condition or future results. Other than as set forth herein and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2018 and June 30, 2018, filed with the Securities and Exchange Commission on May 10, 2018 and August 9, 2018, respectively, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
2.1
Acquisition agreement to acquire Serviços e Tecnologia de Pagamentos S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, File No. 001-35004, filed with the Securities and Exchange Commission ("SEC") on March 18, 2016)

3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 8-K, File No. 001-35004, filed with the SEC on January 29, 2018)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.2*
Fourth Amendment to Credit Agreement, dated August 30, 2018, among FleetCor Technologies Operating Company, LLC, FleetCor Technologies Operating Company, LLC, FleetCor Technologies, Inc., the designated borrowers party thereto, Cambridge Mercantile Corp. (U.S.A.), the other guarantors party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto

10.3*
Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated August 30, 2018, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

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

101
The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 8, 2018.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey