Form 10-K
period 2018-12-31
FLEETCOR TECHNOLOGIES INC
filed 2019-03-01
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18,448,083,043 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 8, 2019, there were 85,858,421 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 12, 2019 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2018

Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about FLEETCOR’s beliefs, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should,” the negative of these terms or other comparable terminology.
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

PART I
ITEM 1. BUSINESS
General
FLEETCOR is a leading global provider of commercial payment solutions. We help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We serve businesses, merchants and consumers and payment networks in North America, Latin America, Europe, and Australasia. FLEETCOR’s predecessor company was organized in the United States in 1986, and FLEETCOR had its initial public offering in 2010 (NYSE: FLT).
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
FLEETCOR is a global payments company primarily focused on business to business payments. We simplify the way businesses manage and pay for expenses and operate in five categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Our products are focused on delivering a better, more efficient way to pay, through specialized products, systems, and payment and merchant networks. While the actual payment mechanisms vary from category to category, they are structured to afford control and reporting to the end user. The methods of payment generally function like a charge card, prepaid card, one-time use virtual card, and electronic RFID (radio-frequency identification), etc. Each category is unique in its focus, customer base and target markets, but they also share a number of characteristics. Customers are primarily business to business, have recurring revenue models, specialized networks which create barriers to entry, have high EBITDA margins, and have similar selling systems, which can be leveraged in each business. Additionally, we provide other payment products including fleet maintenance, employee benefits and long haul transportation-related services. Our products are used in 82 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 88% of our revenue in 2018.
FLEETCOR uses both proprietary and third-party networks to deliver our payment solutions. FLEETCOR owns and operates proprietary networks with well-established brands throughout the world, bringing incremental sales and loyalty to affiliated merchants. Third-party networks are used to broaden payment product acceptance and use. In 2018, we processed approximately 2.9 billion transactions within these networks, of which approximately 1.4 billion were related to our Gift product line.
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

Payment networks are integral to our solutions, as they allow us to electronically connect to merchants and capture transaction data from the point of sale. We use both proprietary and third-party networks to deliver our payment solutions. For our proprietary networks, FLEETCOR provides merchant acquiring services, which may include affiliation, contract management, point-of-sale terminals, reporting and settlement. FLEETCOR owns and operates proprietary networks with well-established brands across 80 countries, bringing incremental sales and loyalty to affiliated merchants. Third-party networks include Mastercard in the U.S. and Visa in the U.K. and continental Europe, the retail outlets of various partners, and proprietary networks owned and operated by other partners. We use these third-party networks in order to broaden our payment product acceptance and use. Through our proprietary and third-party networks, we capture detailed transaction data and can often enable advanced purchase controls at the point-of-sale.
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
Fuel payment product line
Our fuel payment product line is our largest product category, representing approximately 45% of our revenue in 2018.
FLEETCOR offers fuel payment solutions to businesses and government entities who operate vehicle fleets, as well as to major oil companies, leasing companies and fuel marketers. Our fuel payment products are most often in the form of plastic cards, but also include other forms such as electronic RFID tags, mobile apps and paper vouchers. While predominately used to purchase fuel, many of our fuel payment products have additional purchasing capabilities to allow customers to purchase non-fuel items such as oil, vehicle maintenance supplies and services and building supplies.
Our fuel payment products, excluding paper vouchers, provide customers with tools and information to control their fuel and other fleet-related operating costs. Our proprietary processing and card management systems provide customers with customizable user-level controls, detailed transaction reporting, programmable alerts, configurable networks, contracted fuel price validation and audit, and vehicle efficiency analysis. Our customers can use these data, controls and tools to combat fraud and employee misuse, streamline expense administration and lower their vehicle fleets’ operating costs. The combination of these specialized attributes allows our fuel payment products to compete well against less specialized products such as cash or general purpose credit cards when it comes to controlling fuel purchases.
For major oil companies, leasing companies and petroleum marketers, we provide program management services, which allow these partners to outsource the sales, marketing, credit, service, and system operations of their branded fuel card portfolios. Depending on our partners’ needs and internal capabilities, we provide our products and services in a variety of combinations ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services. Our fuel payment product partners include British Petroleum (BP), its subsidiary Arco, Shell, Speedway, and Casey's and over 770 fuel marketers of all sizes.
While we refer to companies with whom we have strategic relationships as “partners,” our legal relationships with these companies are contractual, and do not constitute legal partnerships. Our contracts with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from one to eight years.
We use both proprietary and third-party networks to deliver our fuel payment solutions, including the following examples:

North America proprietary networks for fuel payment products

•
Fuelman network—our primary proprietary fleet card network in the U.S. We have negotiated card acceptance and settlement terms with over 9,300 individual merchants, providing the Fuelman network with approximately 55,000 fueling sites and approximately 25,000 maintenance sites across the country.

•
Comdata network—our network of truck stops and fuel merchants for the over-the-road trucking industry. We have negotiated card acceptance and settlement terms at over 8,700 truck stops and fuel merchants across the U.S. and Canada.

•
Commercial Fueling Network (CFN)—our “members only” fueling network in the U.S. and Canada composed of over 2,500 fueling sites owned by CFN members themselves. The majority of these fueling sites are unattended cardlock facilities located in commercial and industrial areas.

•
Pacific Pride Fueling network—our "franchise" fueling network in the U.S. composed of over 1,100 fueling sites owned by more than 230 franchisees. The majority of these fueling sites are unattended cardlock facilities located in commercial and industrial areas.

International proprietary networks for fuel payment products

•
Allstar network—our proprietary fleet card network in the U.K. We have negotiated card acceptance and settlement terms with approximately 2,100 individual merchants, providing this network with approximately 7,300 fueling sites.

•
Keyfuels network—our proprietary fleet card network in the U.K. We have negotiated card acceptance and settlement terms with more than 500 individual merchants, providing the Keyfuels network with approximately 2,900 fueling sites.

•
CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including MOL, Benzina, OMV, Slovnaft and Shell, and with approximately 1,100 other merchants, providing the CCS network at over 2,700 fueling sites and 800 other sites accepting our cards.

•
Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Poland, Ukraine, Belarus, Kazakhstan and Moldova. We have negotiated card acceptance and settlement terms with over 900 individual merchants, providing the PPR network with approximately 13,400 fueling sites across the region.

•
Efectivale network—our proprietary fuel card and voucher network in Mexico. We have negotiated acceptance and settlement terms individual merchants, providing the network with over 7,800 fueling sites.

•
CTF network—our proprietary fuel and fleet controls solutions in Brazil, composed of over 23,000 highway and urban fueling sites through our partners, BR Distribuidora (Petrobas), Ipiranga Distribuidora and Good Card network.

•
Travelcard network—our proprietary fuel card network in the Netherlands. We have negotiated card acceptance and settlement terms with over 1,000 individual merchants, providing this network with approximately 4,100 fueling sites.

•
Fleet Card network—our proprietary fuel card network in Australia. We have negotiated card acceptance and settlement terms with approximately 6,000 individual merchants, providing this network with over 90% of fuel sites across Australia.

•
CardSmart network—our proprietary fuel card network in New Zealand. We have negotiated card acceptance and settlement terms with approximately 1,200 individual merchants, providing this network with approximately 95% of the fuel sites across New Zealand.

Third-Party networks for fuel payments products
In addition to our proprietary “closed-loop” networks, we also utilize various third-party networks to deliver our payment programs and services. Examples of these networks include:

•
Mastercard network—In the U.S. and Canada, we issue co-branded Mastercard products, which are accepted at over 175,000 fuel sites and 469,000 maintenance locations. These Mastercard products have additional purchasing capabilities which, when enabled, allow the cards to be accepted at approximately 10.9 million locations throughout the U.S. and Canada.

•
Visa network—In the U.K., we issue products that utilize the Visa payment network, which includes approximately 8,400 fuel sites and over 1,400 maintenance locations. These Visa products have additional purchasing capabilities which, when enabled, allow the cards to be accepted throughout the Visa network.

•
Major oil and fuel marketer networks—The proprietary networks of branded locations owned by our major oil and fuel marketer partners in both North America and internationally are generally utilized to support the proprietary, branded card programs of these partners.

•
UTA network—UNION TANK Eckstein GmbH & Co. KG (UTA) operates a network of over 61,000 points of acceptance in 40 European countries, including more than 49,000 fueling sites. The UTA network is generally utilized by European transport companies that travel between multiple countries.

•
DKV network—DKV operates a network of over 70,000 fleet card-accepting locations across more than 40 countries throughout Europe. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet networks—A national debit network in Mexico, which includes approximately 12,500 fueling sites across the country.
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
In Brazil, we have designed proprietary RFID equipment which, when installed at the fueling site, parking lot, fueling station and restaurant and on the vehicle and combined with our processing system, significantly reduces the likelihood of unauthorized and fraudulent transactions. We offer this product to over-the-road trucking fleets, shipping fleets and other operators of heavily industrialized equipment, including sea-going vessels, mining equipment, agricultural equipment, and locomotives. We generally co-brand this product with BR Distribuidora (Petrobas) or Ipiranga Distribuidora, depending on which fuel distributor provides fuel to our fleet clients via its retail and wholesale distribution operations.
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
Lodging payment product line
We offer lodging payment solutions to businesses in North America that have employees who travel overnight for work purposes.  We offer two lodging payment products, a card-based solution for individual travelers and non-card based solution for crews.  Our solutions can be customized to meet the specific needs of our customers, including access to a deeply discounted hotel network and  customer-specific rate negotiation,  the ability to customize the network to fit customers’ specific travel needs and policies, enhanced controls and reporting, and audit and tax management services.
Our lodging payment products operate on our proprietary CLC and CLS lodging networks, which use over 22,500 hotels, including 15,400 hotels in the contracted network across the U.S. and Canada. We also can secure hotel rooms outside our proprietary network if required by our customers. The size, scale and nature of our lodging customer base enable us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and far below the rates available to the general public.

Our customers can secure room nights with our solutions through our website or mobile app, by phone or email, or by walking into participating lodging properties and presenting their FLEETCOR lodging payment product credentials.
FLEETCOR has developed data management and payment processing systems to manage client billings and reports, which combined with our discounted hotel network, provide clients with savings and increased visibility into their lodging costs.
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
Toll payment product line
In Brazil, we offer an electronic toll and parking payments product to businesses and consumers in the form of RFID tags affixed to vehicles’ windshields. Our electronic toll and parking payments product operates on our proprietary Sem Parar network, which processed toll transactions for more than 4.2 million customers on 99% of the toll roads across Brazil. Our electronic tags may also be used to purchase parking, fuel at select gas stations and meals at select restaurants.
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
For certain commercial customers, we also offer prepaid paper vouchers as a means of payment on toll roads. We provide these vouchers to companies who contract with third-party drivers who do not have an electronic tag in their vehicles and for whom the companies are legally obligated to prepay tolls. Our electronic and paper toll vale-pedagio solutions are accepted for payment within our proprietary toll network that covers approximately 99% of national roads in Brazil.
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
Corporate payments product line
We offer a broad suite of corporate payments solutions with vertical-specific applications, which enable our customers to manage and control electronic payments across their enterprise, optimize corporate spending and offer innovative services that increase employee efficiency and customer loyalty. Our primary corporate payments products include virtual cards, purchasing cards, travel & entertainment (T&E) cards, payroll cards and cross-border payment facilitation.  These products are predominately marketed in North America, with cross-border payments also offered in the United Kingdom and Australia. This collection of comprehensive solutions positions us to enable automation and savings across a user’s entire accounts payables (A/P) process, including both domestic and international payables.
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

FLEETCOR’s virtual card product operates on the Mastercard payment network. We have built a network of approximately 800,000 merchants that accept our virtual card payments. This network is managed with proprietary technology that allows us to continuously expand virtual card acceptance and optimize the amount of virtual card spend we can capture. This network, coupled with a best-in-class, in-house vendor enrollment service, is a major competitive advantage.
Our purchasing and T&E cards operate on the Mastercard payment network and are accepted at approximately 10.9 million locations throughout the United States and Canada. These card products are generally sold in conjunction with our virtual card offering to augment our customers’ purchasing capabilities.  FLEETCOR also provides full A/P outsourcing services for customers who send us their entire A/P file and allow us to execute payments across all modalities, including the aforementioned products as well as ACH, wires and checks. We also provide expense management software, which combines and leverages transaction data captured from our virtual, purchasing and T&E card products to help our customers analyze and control their corporate spending.
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
Gift payment product line
We provide fully integrated gift card product management and processing services in 60 different countries around the world. These products come in the form of plastic and digital gift cards, carry our customers’ brands and are generally accepted exclusively within the retail network, websites, and mobile applications of each respective customer.

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
Fleet maintenance
We provide a vehicle maintenance service offering that helps fleet customers to manage their vehicle maintenance, service, and repair needs in the U.K. This product is provided through our proprietary 1link maintenance and repair network which processes transactions for fleet customers through approximately 9,100 service centers across the U.K. With regard to our fleet maintenance products, we compete with several companies including Ebbon-Dacs and Fleet on Demand.
Employee benefit payments
In Mexico, we offer prepaid food vouchers and cards that may be used as a form of payment in restaurants and grocery stores. These payment products operate on one of the following networks:

•
Efectivale network—also our proprietary food card and voucher network in Mexico. We have negotiated acceptance and settlement terms providing the network with over 45,700 food locations, 7,800 fueling sites and 5,900 restaurants.

•	Carnet network—a national debit network in Mexico, which also includes approximately 49,000 food locations and 12,000 fueling sites across the country.
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

Sales and marketing
We market our products and services to prospective customers in North America and internationally through multiple channels including field sales, telesales, digital marketing, direct marketing, and point-of-sale marketing. We also leverage the sales and marketing capabilities of our strategic relationships. Worldwide, our sales and marketing employees are focused on acquiring new customers and retaining existing customers for our different products. We also utilize tradeshows, advertising and other awareness campaigns to further market our products and services.
We utilize proprietary and third-party databases to develop our prospect universe and segment those prospects by various characteristics, including industry, geography, and size, to identify potential customers. We develop customized offers for different types of potential customers and work to deliver those offers through the most effective marketing channel. We actively manage prospects across our various marketing channels to optimize our results and avoid marketing channel conflicts.
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

As part of our digital marketing strategy, we monitor and modify our marketing websites to improve our search engine rankings and test our advertising keywords to optimize our banner advertising placement and costs and our pay-per-click advertising spend among the major internet search firms such as Google and Bing.

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

•
Credit underwriting and collections—We follow detailed application credit review, account management, and collections procedures for all customers of our payment solutions. We use multiple levers including billing frequency, payment terms, spending limits and security to manage risk in our portfolio. For the years ended December 31, 2018 and 2017, our bad debt expense was $64.4 million and $44.9 million, or 6 bps and 7 bps of billings, respectively.

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

Technology
Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2018, we spent more than $210 million in capital and operating expenses to operate, protect and enhance our technology.
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
Our technology infrastructure is supported by highly-secure data centers, with redundant locations. We operate our primary data centers, which are located in Atlanta, Georgia; Brentwood, Tennessee; Prague; Czech Republic; Las Vegas, Nevada; Lexington and Louisville, Kentucky; Sao Paulo, Brazil; Toronto, Canada and Moscow, Russia. We use only proven technology and expect no foreseeable capacity limitations. Our systems align with industry standards for security with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use security protocols for communication among applications, and our employees access critical components on a need-only basis. We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity risks or other technological risks, which could subject us to liability and damage our reputation. See also "We are dependent on the efficient and uninterrupted operation of interconnected computer systems, telecommunications, data centers and call centers, including technology and network systems managed by multiple third parties, which could result in our inability to prevent disruptions in our services" and "We may experience software defects, system errors, computer viruses and development delays, which could damage customer relationships, decrease our profitability and expose us to liability" under Item 1A for further discussion of the risks we face in connection with our technology systems and potential data breach and cybersecurity risks facing the Company.
We maintain disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2018, we experienced 99.9% up-time for authorizations.
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

Intellectual property
Our intellectual property is an important element of our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, confidentiality agreements, contractual provisions and similar measures to protect our intellectual property. Our employees involved in technology development in some of the countries in which we operate, including the United States, are required to sign agreements acknowledging that all intellectual property created by them on our behalf is owned by us. We also have internal policies regarding the protection, disclosure and use of our confidential information. Confidentiality, license or similar agreements or clauses are generally used with our business partners and vendors to control access, use and distribution of our intellectual property. Unauthorized persons may attempt to obtain our intellectual property despite our efforts and others may develop similar intellectual property independently. We own trade names, service marks, trademarks and registered trademarks supporting a number of our brands, such as FLEETCOR, Fuelman, Comdata, and Comchek (among others) in the United States. We also own trademarks and registered trademarks in various foreign jurisdictions for a number of our brands, such as Cambridge, Keyfuels, AllStar, CTF, and Sem Parar (among others). We hold a number of patents and pending applications relating to payment cards and fuel tax returns.
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

Privacy and Information Security Regulations

We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act, and the General Data Protection Regulation (the "GDPR"), and the Personal Information Protection and Electronic Documents Act in Canada. In addition, the State of California adopted the California Consumer Protection Act of 2018 ("CCPA"), which will become effective in 2020 and also will regulate the collection and use of consumers' data. Compliance with the CCPA is expected to cause us to make additional updates to certain business practices and systems. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. In February 2013, the European Commission proposed additional European Union-wide legislation regarding cyber security in the form of the proposed NIS Directive. The NIS Directive was adopted by the European Parliament in July 2016 and entered into force in August 2016. The NIS Directive provides legal measures intended to boost the overall level of cybersecurity in the EU by ensuring: (1) Member States’ preparedness by requiring them to be appropriately equipped, for example, via a Computer Security Incident Response Team and a competent national NIS authority; (2) cooperation among all the Member States, by setting up a cooperation group, in order to support and facilitate strategic cooperation and the exchange of information among Member States; and (3) a culture of security across sectors vital to the EU’s economy and society, including banking, financial market infrastructures and digital infrastructure.
As a processor of personal data of EU data subjects, we are also subject to regulation and oversight in the applicable EU Member States with regard to data protection legislation. Our EU operations are currently operating in accordance with these standards. The GDPR, which replaced in May 2018 the prior Directive 95/46/EC, also known as the existing Data Protection Directive, contains various obligations on the processing of personal data in the EU including restrictions on transferring personal data outside of the EU to countries which have not been recognized as having adequate data protection standards, unless specific conditions are met. Our EU operations are currently operating in accordance with these standards. While the core rules contained in the Data Protection Directive are retained in GDPR, there are significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information to be included in privacy notices and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to embed compliance with GDPR into the fabric of an organization by developing appropriate policies and practices, to achieve a standard of data protection by “design and default.” The GDPR includes enhanced data security obligations (to run in parallel to those contained in NIS regulations), requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a Data Protection Officer responsible for reporting to highest level of management within the business. There are greatly enhanced sanctions under GDPR for failing to comply with the core principles of the GDPR or failing to secure data.
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
We may use direct email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act (“TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”) and related Federal Communication Commission (“FCC”) orders. The TCPA, as interpreted and implemented by the FCC and U.S. courts imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments. We use email as a significant means of communicating with our existing and potential users. We believe that our email practices comply with the relevant regulatory requirements.

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
Federal Trade Commission Act
All persons engaged in commerce, including, but not limited to, us and our bank sponsors and customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, and certain products are subject to the jurisdiction of the Consumer Financial Protection Bureau ("CFPB") regarding the prohibition of unfair, deceptive, or abusive acts and practices (both, collectively, UDAAP). Various federal and state regulatory enforcement agencies including the Federal Trade Commission (“FTC”), CFPB and the state attorneys general have authority to investigate and take action against businesses, merchants and financial institutions that are alleged to engage in UDAAP or violate other laws, rules and regulations. If we are accused of violating such laws, rules and regulations, we may be subject to enforcement actions and as a result, may incur losses and liabilities that may impact our business. A number of state laws and regulations also prohibit unfair and deceptive business practices.
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
Anti-Bribery Regulations
The FCPA prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission (the "SEC"). The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations.

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

Employees and labor relations
As of December 31, 2018, we employed approximately 7,580 employees, approximately 2,590 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.
Additional Information
The Company maintains a website at the following address: www.fleetcor.com.  The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.  We make available on or through our website certain reports and amendments to those reports that we file with or furnish the to the SEC in accordance with the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically at http://www.sec.gov.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2018. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	63	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	59	Chief Financial Officer
Kurt P. Adams	49	President—Comdata Corporate Payments
John S. Coughlin	51	Executive Vice President—Global Corporate Development
David J. Krantz	49	Group President—North America Fuel
Armando L. Netto	50	President—Brazil
Scott A. Dufour	50	Global Chief Information Officer
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
Kurt P. Adams joined us in September 2015 as our President—Comdata Corporate Payments. Prior to joining us, Mr. Adams was most recently President, Corporate Payments Solutions for U.S. Bancorp, a financial services holding company. Prior to that, Mr. Adams led strategy and planning for NOVA Information Systems (now Elavon – a U.S. Bancorp subsidiary) in Europe. Prior to his career in payments, Mr. Adams enjoyed a successful investment banking career with Piper Jaffray.
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
David Krantz joined us in May 2018 as our Group President—North America Fuel. Prior to joining us, Mr. Krantz was Chief Executive Officer of YP Holdings, a marketing solutions provider where he was responsible for leading the company’s strategy and operations. Prior to YP Holdings, Mr. Krantz had a nine-year career with AT&T, a company providing wireless voice and data communications services and products, including Chief Executive Officer of AT&T Interactive. Mr. Krantz has held high-level roles in product, marketing, and strategy with AT&T, GoDigital Networks, America Online, and Netscape.
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
Scott A. Dufour joined us in February 2019 as our Global Chief Information Officer. Prior to joining us, Mr. Dufour was the Chief Information Officer for McKesson Europe, where he was responsible for all IT across 13 countries. Mr. Dufour led a successful, European-wide infrastructure modernization, consolidated ERP platforms across four major business units and transformed the IT organization. Prior to McKesson, Mr. Dufour worked in IT and business leadership roles at Ingram Micro, Elemica Ltd., and Covalex.com Inc. Mr. Dufour's early career was with Accenture and Sun Chemical.

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
Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2018, approximately 14% our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.
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
Approximately 5% of our consolidated revenue in 2018 was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.
If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.
We are subject to the credit risk of our customers which range in size from small sole proprietorships to large publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit-worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our fleet customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment, we experience increased customer defaults and preference claims by bankrupt customers. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition. For the years ended December 31, 2018 and 2017, our bad debt expense was $64.4 million and $44.9 million, or 6 bps and 7 bps of total billings, respectively.

We derive a significant portion of our revenue from program fees and charges paid by the users of our cards. Any decrease in our receipt of such fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.
Our card programs include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represent 6% of our consolidated revenue for the year ended December 31, 2018. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.
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
We intend to seek to expand our strategic relationships with major oil companies and to establish additional relationships with other petroleum marketers. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” We use this term in the business sense to refer to strategic business relationships formed through contracts such as Card Program Agreements, and not in the legal sense of operating under legal partnership arrangements created pursuant to laws such as the Uniform Partnership Act. During 2018, our top three strategic relationships with major oil companies accounted for less than 6% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from about one to eight years.
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
Our operating results are materially affected by conditions in the economy generally, both in the U.S. and internationally. We generate revenue based in part on the volume of purchase transactions we process. Our transaction volume is correlated with general economic conditions, particularly in the U.S., Europe, Russia, Latin America, Australia and New Zealand, and the amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business related products and services by our customers. The commercial payments industry in general, and our commercial payment solutions business specifically, depends heavily upon the overall level of spending. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession, political climate or other changes, may lead our corporate customers to reduce their spending, resulting in reduced demand for, or use of, our products and services. In addition, unfavorable changes in economic conditions, may lead our fleet card customers to demand less fuel, or lead our partners to reduce their use of our products and services. As a result, a sustained deterioration in general economic conditions in the U.S. or abroad could have a material adverse effect on our revenue and profitability.
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
At December 31, 2018, we had approximately $4.78 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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
We meet a significant portion of our working capital needs through a securitization facility, pursuant to which we sell accounts receivable to a special-purpose entity that in turn sells undivided participation interests in the accounts receivable to certain purchasers, who finance their purchases through the issuance of short-term commercial paper. The securitization facility has a three year term. Although we have been able to renew our Securitization Facility in the past, there can be no assurance that we will continue to be able to renew this facility in the future on terms acceptable to us. For example, the market for commercial paper experienced significant volatility during the financial crisis that began in 2008. Also, a significant rise in fuel prices could cause our accounts receivable to increase beyond the capacity of the securitization facility. There can be no assurance that the size of the facility can be expanded to meet these increased working capital needs. Further, we may not be able to fund such increases in accounts receivable with our available cash resources. Our inability to meet working capital needs could adversely affect our financial condition and business, including our relationships with merchants, customers and partners. Further, we are exposed to the risk of increased interest rates because our borrowings under the Securitization Facility are subject to variable rates of interest. We renewed our Securitization Facility as of August 30, 2018, with an expiration date of November 14, 2020.
Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform.  These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.  In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values.  If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with the unhedged portion of our outstanding indebtedness or any future indebtedness we incur may increase.  Further, if LIBOR ceases to exist, we may be forced to substitute an alternative reference rate, such as a different benchmark interest rate or base rate borrowings, in lieu of LIBOR under our current and future indebtedness and cash flow hedges.  At this point, it is not clear what, if any, alternative reference rate may be adopted to replace LIBOR, however, any such alternative reference rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.
Finally, the replacement or disappearance of LIBOR may adversely affect the value of and return on our LIBOR-based obligations and the availability, pricing and terms of cash flow hedges we use to hedge our variable interest rate risk. Alternative reference rates or modifications to LIBOR may not align for our assets, liabilities, and hedging instruments, which could reduce the effectiveness of certain of our interest rate hedges, and could cause increased volatility in our earnings.  We may also incur expenses to amend and adjust our indebtedness and swaps to eliminate any differences between any alternative reference rates used by our cash flow hedges and our outstanding indebtedness.
Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.
We are subject to risks related to volatility in foreign currency exchange rates, and restrictions on our ability to utilize revenue generated in foreign currencies.
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2018, approximately 39% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Canadian dollar, Russian ruble, Mexican peso, Czech koruna, Euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.
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
We have foreign operations in, or provide services for commercial card accounts in 82 countries throughout North America, South America, Europe, Africa, Oceania and Asia. We also expect to seek to expand our operations into various additional countries in Asia, Europe and Latin America as part of our growth strategy.
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
While we have not suffered any material losses relating to cyber-attacks or other information security breaches, we discovered unauthorized access to certain of our systems during the second quarter of 2018, which we previously disclosed. Following the discovery of suspicious activity primarily on systems involving the Company’s gift card business, the Company took prompt action to stop the activity and limit the improper use of accessed private label gift card information (these gift cards do not contain personally identifiable information such as consumer names, Social Security numbers, driver’s license numbers and other sensitive personal data) with the help of technology forensic firms. The Company also contacted federal law enforcement and merchants known to be affected. The investigation has now been concluded and, based on the findings of the investigation, the unauthorized access was limited to what was reported in the Company’s quarterly report on Form 10-Q filed May 10, 2018, and we do not expect the unauthorized access to have a material impact on the Company’s results of operations. Other than this unauthorized access incident, we are not aware of any material breach of our or our associated third parties’ computer systems, although we and others in our industry are regularly the subject of attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means, including computer viruses, malware and phishing.
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
We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. For example, we are subject to statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the TCPA, the CAN-SPAM Act, FCC orders, state-enacted laws regulating commercial email and foreign legislation (such as the Canadian Anti-Spam Legislation and European laws enacted pursuant to European Union Directive 2002/58/EC and its amendments). While we believe we are in compliance with the relevant laws and regulations, if we were ever found to be in violation, our business, financial condition, operating results and cash flows could be materially adversely affected. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer and consumer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures, as well as the cost of deploying additional personnel, training our employees and hiring outside experts, may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines, remediation costs, and with respect to misuse of personal information of our customers, lost revenue and reputational harm. While we maintain insurance covering certain security and privacy damages and claim expenses we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
Most of our stored value gift card customers in the U.S. are national retailers. During 2018, a majority of our gift card revenue was derived from the design and purchase of gift card inventory, with the remaining portion of our 2018 gift card revenue derived primarily from processing fees. If we fail to retain any of these customers, it will be difficult to find a replacement customer on a timely basis or at all because there is a limited number of national retailers in the U.S. and nearly all of those other national retailers already have a gift card solution in place, either in-house or with one of our competitors. As such, any loss of a stored value gift card customer would reduce our revenue.
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
Our balance sheet includes goodwill and intangible assets that represent approximately 62% of our total assets at December 31, 2018. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.
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
Regulatory changes may also restrict or eliminate present and future business opportunities available to certain of our subsidiaries. For example, the Durbin Amendment to the Dodd-Frank Act, which serves to limit interchange fees may restrict or otherwise impact the way our subsidiaries do business or limit their ability to charge certain fees to customers. The Consumer Financial Protection Bureau ("CFPB") is also engaged in rule making and regulation of the payments industry, in particular with respect to prepaid cards, and in October 2016, the CFPB issued a final rule amending Regulations E and Z to create comprehensive consumer protections for prepaid financial products. On January 25, 2018, the CFPB issued a final rule amending several aspects of its prepaid accounts rule adopted in October 2016 and delayed the overall effective date for such prepaid accounts rule to April 1, 2019. The extensive nature of these regulations and the implementation dates for this additional rulemaking may result in additional compliance obligations and expense for our business. The CFPB’s focus on the protection of consumers might also extend to many of our small business customers. As a service provider to certain of our bank sponsors, we are subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changing regulations or standards in the area of privacy and data protection could also adversely impact us. In addition, certain of our bank partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us.
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
In addition, recently implemented and pending changes in accounting standards (for example, changes relating to revenue recognition for customer contracts that became effective for fiscal 2018) may adversely affect our results of operations.
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
For more information about laws, regulations and enforcement activities that may adversely affect our products and services and the markets in which we operate, see “Business- Regulatory."
Derivatives Regulations
Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the "CFTC"), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of the Cambridge Global Payments ("Cambridge") business, to reporting, recordkeeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs or impact the way we conduct our hedging activities, as well as impact how we conduct our business within our international payments provider operations. In particular, the CFTC has recently issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as swap dealers. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We are currently evaluating the impact the proposed rule, if adopted, would have on our hedging activities and operations.
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
Governmental bodies in the U.S. and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the U.S., all financial institutions must undertake certain steps to help protect the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks, our sponsor bank and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as PCI standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level or internationally, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Future restrictions on the collection, use, sharing or disclosure of personally identifiable information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features. For example, the EU-wide General Data Protection Regulation, or GDPR, which was passed by the European Union Parliament in the spring of 2016 and became fully effective in May 2018, replaced the data protection laws of each European Union member state. The GDPR implements more stringent operational requirements for processors and controllers of personal data, including, for example, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and new obligations on service providers. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g., data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

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
We are also subject to various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the TCPA, the CAN-SPAM Act and related FCC orders. The TCPA, as interpreted and implemented by the FCC and U.S. courts imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call. While we have implemented processes and procedures to comply with these laws, if we or the third parties on which we rely for data fail to adhere to or successfully implement appropriate processes and procedures in response to existing or future regulations, it could result in legal and monetary liability, fines, penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any changes to these laws, their interpretation, or enforcement by the government or private parties that further restrict the way we contact and communicate with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, financial condition, results of operations and cash flows.
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
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") could adversely affect our business and financial condition. The Tax Act significantly changed how the U.S. taxes corporations, including limitations on the deductibility of interest expense and executive compensation, and the imposition or acceleration of taxation on certain foreign income, each of which may increase our tax expense. Both the Tax Act and subsequent regulations and interpretations require complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As additional clarification and guidance is issued regarding the Tax Act, we may make adjustments to amounts that we have recorded, which may materially impact our provision for income taxes in the period in which the adjustments are made.

Various other jurisdictions including members of the Organization for Economic Cooperation and Development are considering changes to their tax laws including provisions intended to address base erosion and profit shifting by taxpayers. Any tax reform adopted in these or other countries may exacerbate the risks described above.
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
We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government inquiries, investigations, audits and regulatory proceedings, customer disputes and tort claims. Responding to proceedings may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such proceedings could have a material adverse effect on our business, reputation, financial condition and results of operations. From time to time, we have had, and expect to continue to receive, inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Such inquiries have resulted in, and may continue to result in, various audits, reviews and investigations, which can be time consuming and expensive. These types of inquiries, audits, reviews, and investigations could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, changes in personnel, and increased review and scrutiny by customers, regulatory authorities, the media and others, which could have a material adverse effect on our business, reputation, financial condition and results of operations. For more information about our judicial and other proceedings, see “Business—Legal Proceedings”.
We are named in a federal securities class action lawsuit and related derivative complaints, as well as a customer class action complaint; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.
In June 2017, a shareholder filed a class action complaint in the Unites States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. In July 2017, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company, and on January 9, 2019, a second shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia. In addition, on February 1, 2019, a customer class action complaint against a subsidiary of the Company was filed in the United States District Court for the Northern District of Georgia. See “Part II-Item 3 - Legal Proceedings” below for additional information about these matters. We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.
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
Global economic downturns or slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns, declines, and difficult conditions in global financial markets and financial market disruptions could adversely affect our business, financial condition, results of operations, and cash flows.
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
In our international payments provider business, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses to do business with us. Any factors that increase the cost of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, could negatively impact our revenues and harm our business. We may also have difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.
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
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are and will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
Our corporate documents and the Delaware General Corporation Law contain provisions that may enable our board of directors to resist a change in control of FLEETCOR even if a change in control were to be considered favorable by you and other stockholders. These provisions:

•	stagger the terms of our board of directors;

•	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;

•	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings; and

•	prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent.
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

ITEM 2. PROPERTIES
We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2018.

Facility	Use	Approximate size
United States		Square Feet
Norcross, Georgia	Corporate headquarters and operations	100,000
Covington, Louisiana	Corporate accounting and treasury	11,000
Houston, Texas	Credit and collections	6,300
Concord, California	Customer support	7,100
Wichita, Kansas	CLC operations and customer support	38,000
Salem, Oregon	Pacific Pride sales, operations and customer support	10,000
Brentwood, Tennessee	Comdata sales, operations and customer support	135,000
Nashville, Tennessee	Comdata operations	38,300
Louisville, Kentucky	SVS sales, operations and customer support	66,000
Lexington, Kentucky	CLS operations	60,100
Austin, Texas	Comdata operations	6,700
Phoenix, Arizona	Sales	13,000
New York, New York	Cambridge U.S. headquarters	5,900
Bala Cynwyd, Pennsylvania	Cambridge global exchange division	4,800

International
Prague, Czech Republic	CCS headquarters and Shell Europe (Germany, Austria, Poland, Hungary, Switzerland, Czech Republic and Slovakia, France, Belgium, Netherlands and Luxembourg) operations, credit and collections, customer service, sales and finance	38,400
Mexico City, Mexico(1)	FLEETCOR Mexico headquarters and operations	29,200
Moscow, Russia	PPR and NKT headquarters, sales, customer support, operations, credit and collections	15,800
Bryansk, Russia	Sales and marketing	19,000
Ipswich, United Kingdom	Operations, sales and customer support	6,300
Knaresborough, United Kingdom	Operations, sales and customer support	5,100
London, United Kingdom	Europe headquarters (including Cambridge Europe)	7,500
Swindon, United Kingdom	Allstar operations, sales and customer support	18,300
Walsall, United Kingdom	Operations, sales and customer support	9,500
Birmingham, United Kingdom	EPYX headquarters, sales, operations and customer support	16,300
Sao Paulo, Brazil	CTF and VB Servicios headquarters, sales, customer support and operations	32,300
Osasco, Brazil	CTF and VB Servicios operations, STP and SemParar Headquarters, sales, operations and customer support	59,900
Rio de Janeiro, Brazil	DB Trans and AExpresso headquarters, sales, operations and customer support	15,300
Auckland, New Zealand	CardLink headquarters, sales, operations and customer support	7,200
Nuremberg, Germany	Shell Europe sales	6,900
Almere, Netherlands	Travelcard headquarters, sales, customer support, operations, credit and collections	5,600
Rostov-on-Don, Russia	Gazprom headquarters and operations	9,600
Toronto, Canada	Cambridge global headquarters	27,600

(1)	We own this facility.

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
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on the parties’ anticipated motions for summary judgment in the putative shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia.  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The plaintiff alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the plaintiff asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The plaintiff seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present.  Fleetcor LLC’s response to the complaint is not yet due.  Fleetcor LLC disputes the allegations in the complaint and intends to defend itself vigorously against these claims.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT.” As of December 31, 2018, there were 148 holders of record of our common stock.
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
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may purchase up to an aggregate of $500 million of our common stock over the following 18 months period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, we announced that our Board of Directors had authorized an increase in the size of the Program by an additional $350 million and on July 17, 2018, our Board of Directors authorized an additional increase of $500 million in the size of the Program. On January 23, 2019, our Board of Directors authorized an increase in the size of the program by an additional $500 million, resulting in total aggregate repurchases authorized under the Program of $2.1 billion. With the increase and giving effect to our $1.5 billion of previous repurchases, we may repurchase up to $551 million in shares of our common stock at any time prior to February 1, 2020.
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
On August 3, 2017, as part of the Program, we entered an Accelerated Share Repurchase ("ASR") agreement ("2017 ASR Agreement") with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the 2017 ASR Agreement, we delivered $250 million in cash and received 1,491,647 shares based on a stock price of $142.46 on August 7, 2017. The 2017 ASR Agreement was completed on September 7, 2017, at which time we received 263,012 additional shares based on a final weighted average per share purchase price during the repurchase period of $142.48.
On December 14, 2018, as part of the Program, we entered an ASR agreement ("2018 ASR Agreement") with a third-party financial institution to repurchase $220 million of our common stock. Pursuant to the 2018 ASR Agreement, we delivered $220 million in cash and received 1,057,035 shares based on a stock price of $176.91 on December 14, 2018. The 2018 ASR Agreement was completed on January 29, 2019, at which time we received 117,751 additional shares based on a final weighted average per share purchase price during the repurchase period of $187.27.
We accounted for the 2017 and 2018 ASR Agreements as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the our common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.
Since the beginning of the Program, 9,025,542 shares for an aggregate purchase price of $1.5 billion have been repurchased. There were 4,911,438 common shares totaling $958.7 million, 2,854,959 common shares totaling $402.4 million and 1,259,145 common shares totaling $187.7 million repurchased under the Program during 2018, 2017 and 2016, respectively.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2018 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
November 1, 2018 through November 30, 2018	1,519,954	$195.96	7,530,164	$311,436
December 1, 2018 through December 31, 2018	1,495,378	$187.38	9,025,542	$51,233

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 31, 2013, at the closing price ($117.17) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced Services and (iii) S&P 500.

Period Ending	FLEETCOR Technologies, Inc.	Russell 2000	S&P Data Processing and Outsourced Services	S&P 500
12/31/2013	$100.00	$100.00	$100.00	$100.00
3/31/2014	$98.23	$100.81	$95.19	$101.30
6/30/2014	$112.49	$102.52	$95.45	$106.05
9/30/2014	$121.29	$94.67	$96.68	$106.70
12/31/2014	$126.92	$103.53	$112.14	$111.39
3/31/2015	$128.80	$107.66	$114.63	$111.88
6/30/2015	$133.19	$107.76	$115.79	$111.62
9/30/2015	$117.45	$94.59	$113.99	$103.88
12/31/2015	$121.99	$97.62	$123.96	$110.58
3/30/2016	$126.95	$95.74	$124.26	$111.44
6/30/2016	$122.16	$98.99	$121.90	$113.55
9/30/2016	$148.27	$107.56	$131.57	$117.31
12/31/2016	$120.78	$116.63	$131.22	$121.13
3/31/2017	$129.24	$119.10	$142.77	$127.83
6/30/2017	$123.08	$121.63	$153.01	$131.11
9/30/2017	$132.09	$128.12	$170.75	$136.30
12/31/2017	$164.23	$131.96	$185.09	$144.65
3/31/2018	$172.83	$131.43	$195.76	$142.88
6/30/2018	$179.78	$141.20	$216.38	$147.07
9/30/2018	$194.45	$145.80	$240.24	$157.65
12/31/2018	$158.50	$115.89	$209.69	$135.63

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA
We derived the consolidated statement of income and other financial data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheets as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements that are not included in this report.
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2018¹	2017	2016	2015	2014
Consolidated statement of income data:
Revenues, net	$2,433,492	$2,249,538	$1,831,546	$1,702,865	$1,199,390
Expenses:
Merchant commissions	—	113,133	104,345	108,257	96,254
Processing	487,695	429,613	355,414	331,073	173,337
Selling	182,593	170,717	131,443	109,075	75,527
General and administrative	389,172	387,694	283,625	297,715	205,963
Depreciation and amortization	274,609	264,560	203,256	193,453	112,361
Other operating expense (income), net	8,725	61	(690)	(4,242)	(29,501)
Operating income	1,090,698	883,760	754,153	667,534	565,449
Investment loss	7,147	53,164	36,356	57,668	8,586
Other (income) expense, net	(152,166)	(173,436)	2,982	2,523	(700)
Interest expense, net	138,494	107,146	71,896	71,339	28,856
Loss on extinguishment of debt	2,098	3,296	—	—	15,764
Total other (income) expense	(4,427)	(9,830)	111,234	131,530	52,506
Income before income taxes	1,095,125	893,590	642,919	536,004	512,943
Provision for income taxes	283,642	153,390	190,534	173,573	144,236
Net income	$811,483	$740,200	$452,385	$362,431	$368,707
Earnings per share:
Basic earnings per share	$9.14	$8.12	$4.89	$3.94	$4.37
Diluted earnings per share	$8.81	$7.91	$4.75	$3.85	$4.24
Weighted average shares outstanding:
Basic shares	88,750	91,129	92,597	92,023	84,317
Diluted shares	92,151	93,594	95,213	94,139	86,982
	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Cash and cash equivalents	$1,031,145	$913,595	$475,018	$447,152	$477,069
Restricted cash[2]	333,748	217,275	168,752	167,492	135,144
Total assets	11,202,477	11,318,359	9,626,732	7,889,806	8,524,701
Total debt	4,819,047	4,518,616	3,858,233	2,935,000	3,593,717
Total stockholders’ equity	3,340,180	3,676,522	3,084,038	2,830,047	2,618,562

[1] Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect ASC 606.

[2] Restricted cash represents customer deposits repayable, as well as collateral received from customers for cross-currency transactions.

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
FLEETCOR is a global payments company primarily focused on business to business payments. We simplify the way businesses manage and pay for expenses and operate in five categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Our products are focused on delivering a better, more efficient way to pay, through specialized products, systems, and payment and merchant networks. While the actual payment mechanisms vary from category to category, they are structured to afford control and reporting to the end user. The methods of payment generally function like a charge card, prepaid card, one-time use virtual card, and electronic RFID, etc. Each category is unique in its focus, customer base and target markets, but they also share a number of characteristics. Customers are primarily business to business, have recurring revenue models, specialized networks which create barriers to entry, have high EBITDA margins, and have similar selling systems, which can be leveraged in each business. Additionally, we provide other payment products including fleet maintenance, employee benefits and long haul transportation-related services. Our products are used in 82 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 88% of our revenue in 2018.
FLEETCOR uses both proprietary and third-party networks to deliver our payment solutions. FLEETCOR owns and operates proprietary networks with well-established brands throughout the world, bringing incremental sales and loyalty to affiliated merchants. Third-party networks are used to broaden payment product acceptance and use. In 2018, we processed approximately 2.9 billion transactions within these networks, of which approximately 1.4 billion were related to our Gift product line.
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

Results presented for 2018 reflect the impact of the Company's adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("Topic 606") ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018, using the modified retrospective transition method. The adoption of Topic 606 resulted in the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of Topic 606.
The adoption of Topic 606 had the impact of reducing revenues by approximately $112.0 million for the year ended December 31, 2018. Such expenses were not reflected as a reduction of revenues in the 2017 and 2016 amounts presented. This lack of comparability should be considered in reviewing the transaction analysis and the various breakdowns of revenue by geography, product and source in this discussion and analysis.
Revenues, net, by Segment. For the years ended December 31, 2018, 2017 and 2016, our North America and International segments generated the following revenue (in millions):

	Year ended December 31,
	2018		2017		2016
	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$1,571	64.6%	$1,429	63.5%	$1,279	69.8%
International	862	35.4%	821	36.5%	552	30.2%
	$2,433	100.0%	$2,250	100.0%	$1,832	100.0%
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2018, 2017 and 2016 (in millions, except per share amounts).

	Year ended December 31,
	2018	2017	2016
Revenues, net	$2,433	$2,250	$1,832
Net income	$811	$740	$452
Net income per diluted share	$8.81	$7.91	$4.75
Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted revenues, adjusted net income and adjusted net income per diluted share for the years ended December 31, 2018, 2017 and 2016 (in millions, except per share amounts).

	Year Ended December 31,
	2018	2017	2016
Adjusted net income	$969.8	$798.9	$659.2
Adjusted net income per diluted share	$10.53	$8.54	$6.92
Adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis.
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
Revenue per transaction. Set forth below is revenue per transaction by segment information for the years ended December 31, 2018, 2017 and 2016. Revenue per transactions by segment is affected by the mix of products and acquisitions, as well as the impact of the adoption of ASC 606, which may result in revenue per transaction by product providing more meaningful data for analysis.

	Year ended December 31,
(Unaudited)	2018	2017		2016
Transactions (in millions)
North America	1,789.1	1,798.2	[1]	1,714.6
International[2]	1,099.1	1,092.5		507.8
Total transactions	2,888.2	2,890.7		2,222.4
Revenue per transaction
North America	$0.88	$0.79		$0.75
International	$0.78	$0.75		$1.09
Consolidated revenue per transaction	$0.84	$0.78		$0.82
Consolidated adjusted revenue per transaction	$0.84	$0.74		$0.78

[1] For purposes of comparability, reflects adjustment for 44.3 million non-recurring transactions at SVS in the first quarter of 2017 due to system driven balance inquiries.
[2] Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.

The following table provides a breakdown of revenue per transaction by product and organic growth by product for the years ended December 31, 2018 and 2017 (in millions, except per transaction data):*

	As Reported				Pro Forma and Macro Adjusted
	Year Ended December 31,				Year Ended December 31,
	2018¹	2017	Change	% Change	2018¹	2017¹	Change	% Change
FUEL
'- Transactions	484	466	18	4%	484	471	13	3%
'- Revenues, net per transaction	$2.27	$2.35	$(0.08)	(3)%	$2.15	$2.10	$0.05	2%
'- Revenues, net	$1,097	$1,096	$—	—%	$1,042	$990	$52	5%
CORPORATE PAYMENTS
'- Transactions	49	42	8	19%	49	42	7	17%
'- Revenues, net per transaction	$8.42	$6.30	$2.12	34%	$8.40	$7.92	$0.48	6%
'- Revenues, net	$416	$262	$154	59%	$415	$334	$81	24%
TOLLS
- Transactions[2]	877	894	(17)	(2)%	877	894	(17)	(2)%
'- Revenues, net per transaction	$0.39	$0.37	$0.02	5%	$0.44	$0.37	$0.07	19%
'- Revenues, net	$339	$327	$12	4%	$386	$327	$59	18%
LODGING
'- Transactions	19	17	2	12%	19	19	1	4%
'- Revenues, net per transaction	$9.16	$7.45	$1.71	23%	$9.16	$7.82	$1.34	17%
'- Revenues, net	$176	$127	$49	39%	$176	$145	$30	21%
GIFT
'- Transactions	1,384	1,394	(10)	(1)%	1,384	1,394	(10)	(1)%
'- Revenues, net per transaction	$0.13	$0.14	$(0.01)	(7)%	$0.13	$0.14	$(0.01)	(7)%
'- Revenues, net	$187	$194	$(8)	(4)%	$187	$194	$(8)	(4)%
OTHER[3]
'- Transactions	74	78	(3)	(4)%	74	77	(2)	(3)%
'- Revenues, net per transaction	$2.96	$3.14	$(0.18)	(6)%	$3.01	$2.81	$0.20	7%
'- Revenues, net	$220	$244	$(24)	(10)%	$224	$216	$8	4%
FLEETCOR CONSOLIDATED REVENUES
'- Transactions	2,888	2,891	(3)	—%	2,888	2,897	(9)	—%
'- Revenues, net per transaction	$0.84	$0.78	$0.06	8%	$0.84	$0.76	$0.08	11%
'- Revenues, net	$2,434	$2,250	$184	8%	$2,429	$2,206	$223	10%

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

The following table provides a breakdown of revenue per transaction by product and organic growth by product for the years ended December 31, 2017 and 2016 (in millions, except per transaction data):*

	As Reported				Pro Forma and Macro Adjusted
	Year Ended December 31,				Year Ended December 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
FUEL
'- Transactions	466	434	32	7%	466	444	23	5%
'- Revenues, net per transaction	$2.35	$2.30	$0.05	2%	$2.29	$2.25	$0.04	2%
'- Revenues, net	$1,096	$997	$99	10%	$1,066	$998	$68	7%
CORPORATE PAYMENTS
'- Transactions	42	39	3	8%	42	39	3	6%
'- Revenues, net per transaction	$6.30	$4.64	$1.66	36%	$6.26	$5.80	$0.46	8%
'- Revenues, net	$262	$180	$82	46%	$260	$226	$34	15%
TOLLS
- Transactions[1]	916	327	589	180%	916	894	22	2%
'- Revenues, net per transaction	$0.36	$0.31	$0.04	13%	$0.33	$0.29	$0.04	14%
'- Revenues, net	$327	$103	$224	218%	$302	$257	$45	18%
LODGING
'- Transactions	17	13	4	30%	17	14	3	22%
'- Revenues, net per transaction	$7.45	$7.58	$(0.13)	(2)%	$7.45	$7.68	$(0.23)	(3)%
'- Revenues, net	$127	$101	$26	26%	$127	$105	$22	21%
GIFT
'- Transactions	1,439	1,327	111	8%	1,439	1,327	111	8%
'- Revenues, net per transaction	$0.13	$0.14	$—	(3)%	$0.13	$0.14	$(0.01)	(7)%
'- Revenues, net	$194	$185	$9	5%	$194	$185	$9	5%
OTHER[2]
'- Transactions	77	82	(5)	(6)%	77	82	(4)	(5)%
'- Revenues, net per transaction	$3.15	$3.23	$(0.08)	(2)%	$2.13	$2.99	$0.15	5%
'- Revenues, net	$244	$266	$(23)	(8)%	$243	$244	$(1)	—%
FLEETCOR CONSOLIDATED REVENUES
'- Transactions	2,957	2,222	735	33%	2,957	2,799	158	6%
'- Revenues, net per transaction	$0.76	$0.82	$(0.06)	(7)%	$0.74	$0.73	$0.02	2%
'- Revenues, net	$2,250	$1,832	$418	23%	$2,193	$2,015	$178	9%

* Columns may not calculate due to rounding.
[1] Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.
[2] Other includes telematics, maintenance, food, and transportation related businesses.
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
Sources of Expenses
We incur expenses in the following categories:

•
Merchant commissions—In certain of our card programs, we incur merchant commissions expense when we pay merchants with whom we have direct, contractual relationships for specific transactions where a customer purchases products or services from the merchant. In the card programs where it is paid, merchant commissions equal the difference between the price paid by us to the merchant and the merchant’s wholesale cost of the underlying products or services. The adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions, resulting in these amounts being recorded within revenues, net in periods beginning in 2018.

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

•
Investment loss—Our investment results relate to our minority interest in Masternaut, a provider of telematics solutions to commercial fleets in Europe, which we historically accounted for using the equity method and recorded our share of earnings and losses. On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method. Also includes impairment charges related to other investments.

•
Other (income) expense, net—Our other (income) expense, net includes gains or losses from the sale of assets/businesses, foreign currency transaction gains or losses and other miscellaneous operating costs and revenue.

•
Interest expense, net—Our interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt and on our Securitization Facility. We have historically invested our cash primarily in short-term money market funds and overnight bank deposits.

•	Loss on extinguishment of debt—Loss on extinguishment of debt relates to our write-off of debt issuance costs associated with the refinancing of our Credit Facility.

•	Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services on a global basis.
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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 61%, 62% and 70% of our revenue in 2018, 2017 and 2016, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

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

•
Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. See “Sources of Revenue” above for further information related to fuel-price spreads.

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

•
Taxes— We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are higher than the U.S. tax rate. Thus, our effective tax rate is impacted not only as a result of tax law changes such as the Tax Act, but also as our earnings fluctuate between taxing jurisdictions.

Acquisitions and Investments
During 2018, we completed an acquisition with an aggregate purchase price of $21.2 million, net of cash acquired of $11.0 million and made deferred payments of $3.8 million related to acquisitions occurring in prior years. During 2018, we made investments in other businesses of $17.0 million and payments on a seller note of $1.6 million.
During 2017, we completed acquisitions with an aggregate purchase price of $725.1 million, net of cash acquired of $96.3 million. During 2017, we made investments in other businesses of $39 million.

•
On August 9, 2017, we acquired Cambridge, a leading business to business (B2B) international payments provider, for approximately $616.0 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand our corporate payments footprint.

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

We report our results from our Canadian acquisition in 2018 in our North America segment from the date of acquisition. We report our results from Cambridge and CLS acquired in the third and fourth quarters of 2017, respectively, in our North America segment, from the date of acquisition. The results of operations from the fuel card business in Russia acquired in the third quarter of 2017, are included within our International segment from the date of acquisition. The results of operations from the fuel card portfolio acquired in the U.S. are included within our North America segment, from the date of acquisition in 2016. The results of operations of STP, the fuel card portfolio in the United Kingdom, the additional Shell markets, the Travelcard business in the Netherlands and the small business in Brazil are included within our International segment, from the date of acquisition in 2016.

Asset and Investment Dispositions
Chevron Portfolio
In October 2018, we completed the sale of the Chevron portfolio resulting in a pre-tax gain of $152.8 million during the fourth quarter of 2018. The gain on the disposal is included in other (income) expense in the Consolidated Statements of Income. Revenues generated from the Chevron portfolio had historically been included in our North America segment.
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
On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method. As a result of our loss of significant influence and the operating results of Masternaut, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that included an adjustment for $31.4 million of currency translation losses previously recognized in accumulated other comprehensive income, in the accompanying Consolidated Statements of Income in 2017.

Results of Operations
Year ended December 31, 2018 compared to the year ended December 31, 2017
The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2018 and 2017 (in millions, except percentages)*.

	Year ended December 31, 2018[1]	% of total revenue	Year ended December 31, 2017	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,571.5	64.6%	$1,428.7	63.5%	$142.8	10.0%
International	862.0	35.4%	820.8	36.5%	41.2	5.0%
Total revenues, net	2,433.5	100.0%	2,249.5	100.0%	184.0	8.2%
Consolidated operating expenses:
Merchant commissions	—	—%	113.1	5.0%	(113.1)	(100.0)%
Processing	487.7	20.0%	429.6	19.1%	58.1	13.5%
Selling	182.6	7.5%	170.7	7.6%	11.9	7.0%
General and administrative	389.2	16.0%	387.7	17.2%	1.5	0.4%
Depreciation and amortization	274.6	11.3%	264.6	11.8%	10.0	3.8%
Other operating, net	8.7	0.4%	0.1	—%	8.7	NM
Operating income	1,090.7	44.8%	883.8	39.3%	206.9	23.4%
Investment loss	7.1	0.3%	53.2	2.4%	(46.0)	(86.6)%
Other (income) expense, net	(152.2)	(6.3)%	(173.4)	(7.7)%	(21.3)	(12.3)%
Interest expense, net	138.5	5.7%	107.1	4.8%	31.3	29.3%
Loss on extinguishment of debt	2.1	0.1%	3.3	0.1%	(1.2)	(36.3)%
Provision for income taxes	283.6	11.7%	153.4	6.8%	130.3	84.9%
Net income	$811.5	33.3%	$740.2	32.9%	$71.3	9.6%
Operating income for segments:
North America	$673.9		$541.6		$132.3	24.4%
International	416.8		342.2		74.7	21.8%
Operating income	$1,090.7		$883.8		$206.9	23.4%
Operating margin for segments:
North America	42.9%		37.9%		5.0%
International	48.4%		41.7%		6.7%
Total	44.8%		39.3%		5.5%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
1 Reflects the impact of the Company's adoption of ASC 606, which was adopted by the Company on January 1, 2018, using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

Revenues
Our consolidated revenue increased from $2,249.5 million in 2017 to $2,433.5 million in 2018, an increase of $184.0 million, or 8.2%. The increase in our consolidated revenue was primarily due to:

•
Organic growth of approximately 10% on a constant fuel price, fuel spread margin, foreign currency and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•	The impact of acquisitions completed in 2017, which contributed approximately $97 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a favorable impact on our consolidated revenue for 2018 over 2017 of approximately $6 million. We believe the favorable impact of higher fuel prices and fuel spread margins, primarily in the U.S., had a favorable impact on consolidated revenues in 2018 over 2017 of approximately $54 million, partially offset by the negative impact of unfavorable foreign exchange rates on consolidated revenues in 2018 over 2017 of approximately $48 million, primarily due to unfavorable changes in foreign exchange rates in Brazil and the U.K.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased consolidated revenues, net by approximately $112 million, for certain amounts previously classified as merchant commissions and processing expense, net with revenues and by approximately $26 million due to the disposition of the NexTraq business in July 2017.
North America segment revenues. North America revenues increased from $1,428.7 million in 2017 to $1,571.5 million in 2018, an increase of $142.8 million, or 10.0%. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 9%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•	The impact of our Cambridge and CLS acquisitions completed during the third and fourth quarters of 2017, respectively, which contributed approximately $91 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in 2018 over in 2017 of approximately $45 million, primarily due to the favorable impact of changes in fuel prices and slightly higher fuel spread margins.

These increases were partially offset by the impact of the adoption of ASC 606, which decreased North America revenues, net by approximately $91 million and by approximately $26 million due to the disposition of the NexTraq business in July 2017.
International segment revenues. International segment revenues increased from $820.8 million in 2017 to $862.0 million in 2018, an increase of $41.2 million, or 5.0%. The increase in our International segment revenue was primarily due to:

•
Organic growth of approximately 12% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs. Organic revenue growth has been calculated assuming ASC 606 was implemented on January 1, 2017, in order to calculate organic growth using comparable revenue results in each period.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for 2018 over 2017 of approximately $39 million. Changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $46 million, partially offset by the favorable impact of changes in fuel prices of approximately $7 million.

•	The impact of a small fuel card acquisition during 2017, which contributed approximately $7 million in additional revenue.

The increases in consolidated revenues were partially offset by the impact of the adoption of ASC 606, which decreased International revenues, net by approximately $21 million.

Revenues by geography, product and source. Set forth below are further breakdowns of revenue by geography, product and source for the years ended December 31, 2018 and 2017 (in millions).

	Year Ended December 31,
(Unaudited)	2018[1]		2017
Revenue, net by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,482	61%	$1,401	62%
Brazil	400	16	395	18
United Kingdom	258	11	237	11
Other	294	12	218	10
Consolidated revenues, net	$2,433	100%	$2,250	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2018[1]		2017
Revenue, net by Product Category*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$1,097	45%	$1,096	49%
Corporate payments	416	17	262	12
Tolls	339	14	327	15
Lodging	176	7	127	6
Gift	187	8	194	9
Other	220	9	244	11
Consolidated revenues, net	$2,433	100%	$2,250	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2018[1]		2017
Major Sources of Revenue, net*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Processing and Program Revenue[2]	$1,253	51%	$1,093	49%
Late Fees and Finance Charges[3]	152	6	141	6
Miscellaneous Fees[4]	155	6	129	6
Discount Revenue (Fuel)[5]	351	14	303	13
Discount Revenue (Nonfuel)[6]	194	8	175	8
Tied to Fuel-Price Spreads[7]	120	5	220	10
Merchant Program Revenue[8]	209	9	189	8
Consolidated revenues, net	$2,433	100%	$2,250	100%

[1] Reflects the impact of the Company's adoption of ASC 606 guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606.

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
[8] Revenue derived primarily from the sale of equipment, related maintenance to merchants and software licensing.
* We may not be able to precisely calculate revenue by source, as certain estimates were made in these allocations. Columns may not calculate due to rounding.
Consolidated operating expenses
Merchant commission. The adoption of ASC 606 on January 1, 2018, resulted in a change in the presentation of amounts previously classified as merchant commissions of $126.8 million in 2018. As of January 1, 2018, these amounts were recorded within revenues, net. Merchant commissions were $113.1 million in 2017.
Processing. Processing expenses increased from $429.6 million in 2017 to $487.7 million in 2018, an increase of $58.1 million or 13.5%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2017 of approximately $35 million, which includes incremental bad debt expense of approximately $20 million, and organic growth in certain lines of business. Additionally, the adoption of ASC 606 on January 1, 2018, resulted in an increase of approximately $13 million to processing expenses in 2018. As of January 1, 2018, these amounts are recorded within revenues, net. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $12 million and the impact of disposition of the NexTraq business of approximately $6 million.
Selling. Selling expenses increased from $170.7 million in 2017 to $182.6 million in 2018, an increase of $11.9 million or 7.0%. Increases in spending were primarily due to ongoing incremental expenses related to acquisitions completed in 2017 of approximately $14 million and additional spending in certain lines of business. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $3 million and the favorable impact of fluctuations in foreign exchange rates of approximately $3 million. Additionally, the adoption of ASC 606 and related cost capitalization guidance on January 1, 2018, resulted in the capitalization of certain costs incurred to obtain a contract (sales commissions) and deferral over the period of benefit, resulting in reduced selling expenses of approximately $5 million.
General and administrative. General and administrative expense increased from $387.7 million in 2017 to $389.2 million in 2018, an increase of $1.5 million or 0.4%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2017 of approximately $23 million and additional spending in certain lines of business. These increases were partially offset by a decrease in stock based compensation expense of approximately $23 million, the impact of disposition of the NexTraq business of approximately $3 million and the favorable impact of fluctuations in foreign exchange rates of approximately $6 million.
Depreciation and amortization. Depreciation and amortization increased from $264.6 million in 2017 to $274.6 million in 2018, an increase of $10.0 million or 3.8%. The increase was primarily due to amortization of intangible assets related to acquisitions completed in 2017 of approximately $20 million and increased capital spending. These increases were partially offset by the impact of disposition of the NexTraq business of approximately $5 million and the favorable impact of fluctuations in foreign exchange rates of approximately $8 million.
Other operating, net. Other operating losses of $8.7 million in 2018 are a result of a write-off of capitalized software costs.
Investment loss. Investment loss was $7.1 million in 2018, a decrease of $46.0 million or 86.6% from $53.2 million in 2017. The decrease in investment loss was due to a non-cash impairment charge of $7.1 million recorded for a non-marketable investment in 2018 as compared to a non-cash impairment charge of $44.6 million recorded to our Masternaut investment in 2017.
Other (income) expense, net. Other income, net was $152.2 million in 2018, a decrease of $21.3 million or 12.3% from $173.4 million in 2017. The decrease was due primarily to the pre-tax gain on the sale of our NexTraq business of $175.0 million in 2017 as compared to the pre-tax gain on the sale of the Chevron customer portfolio of approximately $152.8 million in 2018.
Interest expense, net. Interest expense increased from $107.1 million in 2017 to $138.5 million in 2018, an increase of $31.3 million or 29.3%. The increase in interest expense is primarily due to the impact of additional borrowings to repurchase our common stock, to finance the acquisition of Cambridge completed in 2017 and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

(Unaudited)	2018	2017
Term loan A	3.52%	2.79%
Term loan B	3.98%	3.28%
Revolving credit A facility	3.51%	2.88%
Revolving credit B facility	2.61%	2.05%
Revolving credit C facility	4.00%	—%
Revolving credit B facility—foreign swing line	2.11%	2.01%
The average unused credit facility fee for the revolving credit facilities was 0.31% and 0.35% in 2018 and 2017, respectively.
Loss on extinguishment of debt. Losses on extinguishment of debt of $2.1 million in 2018 and $3.3 million in 2017 relates to the write-off of debt issuance costs associated with the refinancing of our credit facility during the fourth quarter of 2018 and the third quarter of 2017, respectively.
Provision for income taxes. The provision for income taxes increased from $153.4 million in 2017 to $283.6 million in 2018, an increase of $130.3 million or 84.9%. Our effective tax rate increased to 25.9% for 2018 from 17.2% for 2017.
The 2017 rate included a net tax benefit of $128.2 million due to recording the provisional impact of the Tax Act in the fourth quarter of 2017. During 2018, we finalized our accounting for the income tax effects of the Tax Act, which resulted in adjustments to current tax expense and deferred taxes of $17.4 million and $7.1 million, respectively. We pay taxes in many different taxing  jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $740.2 million in 2017 to $811.5 million in 2018, an increase of $71.3 million or 9.6%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $883.8 million in 2017 to $1,090.7 million in 2018, an increase of $206.9 million or 23.4%. Consolidated operating margin was 39.3% in 2017 and 44.8% in 2018. These increases were driven by organic growth, acquisitions completed in 2017 and 2018 and the positive impact of the macroeconomic environment of approximately $34 million driven by higher fuel prices and fuel price spreads, partially offset by the unfavorable impact of foreign exchange rates of approximately $20 million. The increases were also driven by lower stock based compensation of approximately $23 million. These increases were partially offset by the negative impact of the disposition of NexTraq of approximately $9 million and the write-off of fixed assets of approximately $9 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.
North America segment operating income. North America operating income increased from $541.6 million in 2017 to $673.9 million in 2018, an increase of $132.3 million, or 24.4%. North America operating margin was 37.9% in 2017 and 42.9% in 2018. The increases were due primarily to organic growth, acquisitions completed in 2017 and 2018 and the positive impact of the macroeconomic environment of approximately $46 million, driven by higher fuel prices. The increase was also driven by lower stock based compensation of approximately $25 million. The increase was partially offset by the negative impact of the disposition of NexTraq and the write-off of fixed assets.
International segment operating income. International operating income increased from $342.2 million in 2017 to $416.8 million in 2018, an increase of $74.7 million, or 21.8%. International operating margin was 41.7% in 2017 and 48.4% in 2018. The increases were due primarily to organic growth and acquisitions completed in 2017, partially offset by the negative impact of the macroeconomic environment of approximately $12 million, driven by unfavorable movements in the foreign exchange rates. Unfavorable movements in foreign exchange rates were partially offset by higher fuel prices.

Year ended December 31, 2017 compared to the year ended December 31, 2016
The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2017 and 2016 (in millions, except percentages).

	Year ended December 31, 2017	% of total revenue	Year ended December 31, 2016	% of total revenue	Increase (decrease)	% Change

North America	$1,428.7	63.5%	$1,279.1	69.8%	$149.6	11.7%
International	820.8	36.5%	552.4	30.2%	268.4	48.6%
Total revenues, net	2,249.5	100.0%	1,831.5	100.0%	418.0	22.8%
Consolidated operating expenses:
Merchant commissions	113.1	5.0%	104.3	5.7%	8.8	8.4%
Processing	429.6	19.1%	355.4	19.4%	74.2	20.9%
Selling	170.7	7.6%	131.4	7.2%	39.3	29.9%
General and administrative	387.7	17.2%	283.6	15.5%	104.1	36.7%
Depreciation and amortization	264.6	11.8%	203.3	11.1%	61.3	30.2%
Other operating, net	0.1	—%	(0.7)	—%	(0.8)	(108.8)%
Operating income	883.8	39.3%	754.2	41.2%	129.6	17.2%
Investment loss	53.2	2.4%	36.4	2.0%	16.8	46.2%
Other expense, net	(173.4)	(7.7)%	3.0	0.2%	(176.4)	NM
Interest expense, net	107.1	4.8%	71.9	3.9%	35.3	49.0%
Loss on extinguishment of debt	3.3	0.1%	—	—%	3.3	NM
Provision for income taxes	153.4	6.8%	190.5	10.4%	(37.1)	(19.5)%
Net income	$740.2	32.9%	$452.4	24.7%	$287.8	63.6%
Operating income for segments:
North America	$541.6		$506.4		$35.2	6.9%
International	342.2		247.7		94.4	38.1%
Operating income	$883.8		$754.2		$129.6	17.2%
Operating margin for segments:
North America	37.9%		39.6%		(1.7)%
International	41.7%		44.8%		(3.2)%
Total	39.3%		41.2%		(1.9)%
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
North America segment revenues. North America revenue increased from $1,279.1 million in 2016 to $1,428.7 million in 2017, an increase of $149.6 million, or 11.7%. The increase in our North America revenue was primarily due to:

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
International segment revenues. International segment revenues increased from $552.4 million in 2016 to $820.8 million in 2017, an increase of $268.4 million, or 48.6%. The increase in our International segment revenue was primarily due to:

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

	Year Ended December 31,
(Unaudited)	2017		2016
Revenue, net by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,401	62%	$1,279	70%
Brazil	395	18	168	9
United Kingdom	237	11	229	13
Other	218	10	156	8
Consolidated revenues, net	$2,250	100%	$1,832	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2017		2016
Revenue, net by Product Category*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$1,096	49%	$997	54%
Corporate payments	262	12	180	10%
Tolls	327	15	103	6%
Lodging	127	6	101	5%
Gift	194	9	185	10%
Other	244	11	266	15%
Consolidated revenues, net	$2,250	100%	$1,832	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2017		2016
Major Sources of Revenue, net*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Processing and Program Revenue[1]	$1,093	49%	$809	44%
Late Fees and Finance Charges[2]	141	6	118	6
Miscellaneous Fees[3]	129	6	129	7
Discount Revenue (Fuel)[4]	303	13	260	14
Discount Revenue (Nonfuel)[5]	175	8	157	9
Tied to Fuel-Price Spreads[6]	220	10	194	11
Merchant Program Revenue[7]	189	8	164	9
Consolidated revenues, net	$2,250	100%	$1,832	100%

[1] Includes revenue from customers based on accounts, cards, devices, transactions, load amounts and/or purchase amounts, etc. for participation in our various fleet and workforce related programs, as well as revenue from partners (e.g., major retailers, leasing companies, oil companies, petroleum marketers, etc.) for processing and network management services. Primarily represents revenue from North American trucking, lodging, prepaid benefits, telematics, gift cards and toll related businesses.

[2]Fees for late payment and interest charges for carrying a balance charged to a customer.
[3] Non-standard fees charged to customers based on customer behavior or optional participation, primarily including high credit risk surcharges, over credit limit charges, minimum processing fees, printing and mailing fees, etc.

[4] Interchange revenue directly influenced by the absolute price of fuel and other interchange related to fuel products.
[5] Interchange revenue related to nonfuel products.
[6] Revenue derived from the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction.
[7] Revenue derived primarily from the sale of equipment, software licensing and related maintenance to merchants.
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

(Unaudited)	2017	2016
Term loan A	2.79%	2.05%
Term loan B	3.28%	3.75%
Revolving credit A facility	2.88%	2.07%
Revolving credit B facility	2.05%	1.84%
Revolving credit C facility	—%	—%
Revolving credit B facility—foreign swing line	2.01%	1.84%
The average unused credit facility fee for the revolving credit facilities was 0.35% and 0.31% in 2017 and 2016, respectively.
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

Also, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. In accordance with SAB 118, we had a one-year measurement period in which to complete our accounting for the Tax Act.
We made an estimate of the effects on our existing deferred tax balances and the one-time transition tax, which resulted in a provisional net tax benefit of $128.2 million, which is included as a component of income tax expense from continuing operations. We remeasured certain deferred tax assets and liabilities after considering the U.S. federal income tax rate reduction to 21%. The one-time transition tax is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes. In 2017, we recorded a provisional amount for the one-time transition tax liability of $81.8 million, net of foreign tax credits.
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
North America segment operating income. North America operating income increased from $506.4 million in 2016 to $541.6 million in 2017, an increase of 35.2 million, or 6.9%. North America operating margin was 39.6% in 2016 and 37.9% in 2017. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $24 million, driven primarily by higher fuel prices. These increases were partially offset by additional stock based compensation of approximately $21 million, higher operating expenses related to acquisitions completed in 2017 of approximately $50 million, higher professional and legal fees totaling approximately $22 million and the disposition of the NexTraq business in July 2017 of approximately $8 million. The decrease in operating margin is driven by the items discussed above.
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
Sources of liquidity. At December 31, 2018, our cash balances totaled $1,364.9 million, with approximately $333.7 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At December 31, 2018, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested was $702.4 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations.
In the fourth quarter of 2017, the U.S. government enacted the Tax Act, which includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. Our final calculation of the one-time transition tax liability as a result of the Tax Act was $99.2 million. As permitted by the Tax Act, we began to pay the one-time transition tax in eight annual interest-free installments beginning in 2018. At December 31, 2018, we have remaining payments outstanding of $83.4 million.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2018, we had no additional liquidity under our Securitization Facility. At December 31, 2018, we had approximately $249.6 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
(in millions)	2018	2017	2016
Net cash provided by operating activities	$903.4	$680.1	$708.2
Net cash used in investing activities	(26.3)	(497.8)	(1,389.6)
Net cash (used in) provided by financing activities	(577.8)	251.9	754.0
Operating activities. Net cash provided by operating activities increased from $680.1 million in 2017 to $903.4 million in 2018. The increase in operating cash flows was primarily due to higher net income and the change in deferred income taxes due to the impact of the Tax Act in 2017, partially offset by unfavorable working capital adjustments primarily due to the timing of cash receipts and payments in 2018.
Net cash provided by operating activities decreased from $708.2 million in 2016 to $680.1 million in 2017. Operating cash flows were primarily affected by higher net income and deferred income taxes resulting from enactment of the Tax Act. Also included in cash flows from operating activities were unfavorable working capital adjustments primarily due to the timing of cash receipts and payments in 2017 over the comparable period in 2016.
Investing activities. Net cash used in investing activities decreased from $497.8 million in 2017 to $26.3 million in 2018. This decrease was primarily due to a reduction in cash outlay for acquisitions. Also, the proceeds received from the sale of our NexTraq business in 2017 was much higher than those from the sale of Chevron in 2018.

Net cash used in investing activities decreased from $1.4 billion in 2016 to $497.8 million in 2017. This decrease was primarily due to reduction in cash outlay for acquisitions and the proceeds received from the sale of our NexTraq business during the third quarter of 2017.
Financing activities. Net cash used in financing activities was $577.8 million in 2018, compared to net cash provided of $251.9 million in 2017. The increased use of cash is primarily due to increased spending to repurchase our common stock of $556.3 million in 2018 over 2017, a reduction in net borrowings of $147.9 million on our Credit Facility and a reduction in net borrowings of $145.0 million on our Securitization Facility.
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
Capital spending summary
Our capital expenditures increased from $70.1 million in 2017 to $81.4 million in 2018, an increase of $11 million or 16.1%. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems, as well as incremental spending related to acquisitions in 2016 and 2017.
Our capital expenditures increased from $59.0 million in 2016 to $70.1 million in 2017, an increase of $11 million or 18.8%. This increase is primarily due to increased spending on strategic projects, including continued investment in our operating systems, as well as incremental spending related to acquisitions in 2016 and 2017.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.16 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.53 billion and a term loan B facility in the amount of $350.0 million as of December 31, 2018. The revolving credit facility consists of (a) a revolving A facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with multi-currency borrowings and a sublimit for swing line loans and, (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also contains an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes.
On August 30, 2018, the Credit Agreement was amended to change the consolidated leverage ratio definition and the negative covenant related to indebtedness. On December 19, 2018, we entered into the fifth amendment to the Credit Agreement, which modified the term A loan and revolver pricing grid and extended the maturity date of the term A loan and revolving credit facilities to December 19, 2023. The maturity date for the term B loan is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans and at the Base Rate plus 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.
At December 31, 2018, the interest rate on the term A loan and the revolving A facility was 4.02%, the interest rate on the revolving B facility U.S. Dollar borrowings ($220 million) was 3.97%, the interest rate on the revolving B facility GBP borrowings ($125 million) was 2.23%, the interest rate on the term B loan was 4.52% and the interest rate on the revolving C facility was 4.00%. The unused credit facility fee was 0.30% for all revolving facilities at December 31, 2018.
The term loans are payable in quarterly installments due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made.
The Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of December 31, 2018, we were in compliance with each of the covenants under the Credit Agreement.
Our Credit Agreement contains a number of negative covenants restricting, among other things, limitations on liens (with exceptions for our Securitization Facility) and investments, incurrence or guarantees of indebtedness, mergers, acquisitions, dissolutions, liquidations and consolidations, dispositions, dividends and other restricted payments and prepayments of other indebtedness. In particular, we are not permitted to make any restricted payments (which includes any dividend or other distribution) except that the we may declare and make dividend payments or other distributions to our stockholders so long as (i) on a pro forma basis both before and after the distribution the consolidated leverage ratio is not greater than 3.25:1.00 and we are in compliance with the financial covenants and (ii) no default or event of default shall exist or result therefrom. The Credit Agreement also contains customary events of default. The Credit Agreement includes financial covenants where the Company is required to maintain a consolidated leverage ratio to consolidated EBITDA of less than (i) 4.00 to 1.00 as of the end of any fiscal quarter provided that in connection with any Material Acquisition the leverage ratio may be increased to 4.25 to 1.00 for the quarter in which the Material Acquisition is consummated and the next three fiscal quarters; and a consolidated interest coverage ratio of no higher than 4.00 to 1.0.
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
At December 31, 2018, we had $2.5 billion in borrowings outstanding on term A loan, excluding the related debt discount, $345.6 million in borrowings outstanding on term B loan, excluding the related debt discount, $655 million in borrowings outstanding on the revolving A facility, $345.4 million in borrowings outstanding on the revolving B facility and $35.0 million in borrowings outstanding on the revolving C facility. The Company has unamortized debt issuance costs of $8.3 million related to the revolving credit facility as of December 31, 2018. The Company has unamortized debt discounts of $9.5 million related to the term A facility and $0.6 million related to the term B facility and deferred financing costs of $0.9 million related to the term B facility at December 31, 2018. The effective interest rate incurred on term loans was 2.15% and 2.69% during 2018 and 2017, respectively, related to the discount on debt.
During 2018, we made principal payments of $498.3 million on the term loans, $1,099.0 million on the revolving facilities, and $4.9 million net borrowings on the swing line revolving facilities.
Cash Flow Hedges
On January 22, 2019, we entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55%. The purpose of these contracts is to eliminate the variability of cash flows in interest payments associated with $2 billion of our variable rate debt outstanding under our Credit Agreement, the sole source of which is due to changes in the 1-month LIBOR benchmark interest rate. We anticipate that these derivative instruments will be designated and qualify as cash flow hedging instruments to reduce the exposure to changes in interest rates. The effective date of the hedges is January 31, 2019 and the maturity dates are January 31, 2022, January 31, 2023 and December 19, 2023, respectively.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility the latest on August 30, 2018, which increased the current purchase limit under the Securitization Facility from $950 million to $1.2 billion. The Securitization Facility expires on November 14, 2020 and contains customary financial covenants.

There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of December 31, 2018 and 2017. The program fee was 2.52% plus 0.89% as of December 31, 2018 and 1.55% plus 0.86% as of December 31, 2017. The unused facility fee is payable at a rate of 0.40% as of December 31, 2018 and 2017.
Under a related purchase and sale agreement, dated as of December 20, 2004, and last amended on November 14, 2014 to include Comdata as an originator, between FLEETCOR Funding LLC, as purchaser, and certain of our subsidiaries, as originators, the receivables generated by the originators are deemed to be sold to FLEETCOR Funding LLC immediately and without further action upon creation of such receivables. At the request of FLEETCOR Funding LLC, as seller, undivided percentage ownership interests in the receivables are ratably purchased by the purchasers in amounts not to exceed their respective commitments under the facility. Collections on receivables are required to be made pursuant to a written credit and collection policy and may be reinvested in other receivables, may be held in trust for the purchasers, or may be distributed. Fees are paid to each purchaser agent for the benefit of the purchasers and liquidity providers in the related purchaser group in accordance with the Securitization Facility and certain fee letter agreements.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2018.
Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $24.8 million, which are all payable in the next twelve months.
Stock Repurchase Program
On February 4, 2016, our Board of Directors approved a stock repurchase program (the "Program") under which we may purchase up to an aggregate of $500 million of our common stock over the following 18 months period. On July 27, 2017, our Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, we announced that our Board of Directors had authorized an additional increase in the size of the Program by an another $350 million and on July 17, 2018, our Board of Directors authorized an additional increase of $500 million in the size of the Program. With the increase and giving effect to $1.5 billion of previous repurchases, we may repurchase up to $551 million in shares of our common stock at any time prior to February 1, 2020.
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
On August 3, 2017, as part of the Program, we entered an Accelerated Share Repurchase agreement ("2017 ASR Agreement") with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the 2017 ASR Agreement, we delivered $250 million in cash and received 1,491,647 shares based on a stock price of $142.46 on August 7, 2017. The 2017 ASR Agreement was completed on September 7, 2017, at which time we received 263,012 additional shares based on a final weighted average per share purchase price during the repurchase period of $142.48.
On December 14, 2018, as part of the Program, we entered an Accelerated Share Repurchase ("ASR") agreement ("2018 ASR Agreement") with a third-party financial institution to repurchase $220 million of our common stock. Pursuant to the 2018 ASR Agreement, we delivered $220 million in cash and received 1,057,035 shares based on a stock price of $176.91 on December 14, 2018. The 2018 ASR Agreement was completed on January 29, 2019, at which time we received 117,751 additional shares based on a final weighted average per share purchase price during the repurchase period of $187.27.

We accounted for the 2017 and 2018 ASR Agreements as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the our common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.
Since the beginning of the Program, 9,025,542 shares for an aggregate purchase price of $1.5 billion have been repurchased. There were 4,911,438 common shares totaling $958.7 million, 2,854,959 common shares totaling $402.4 million and 1,259,145 common shares totaling $187.7 million repurchased under the Program during 2018, 2017 and 2016, respectively.
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
See Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenue recognition and presentation. We provide payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards). We provide products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We also provide other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services.
Payment Services
Our primary performance obligation for the majority of our payment solution products (fuel, lodging, corporate payments, among others) is to stand-ready to provide authorization and processing services ("payment services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. For the tolls payment solution, the Company's primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access.
We record revenue for our payment services net of (i) the cost of the underlying products and services; (ii) assessments and other fees charged by the credit and debit payment networks (along with any rebates provided by them); (iii) customer rebates and other discounts; and (iv) taxes assessed (e.g. VAT and VAT-like taxes) by a government, imposed concurrent with, a revenue producing transaction.
The majority of the transaction price we receive for fulfilling the Payment Services performance obligation are comprised of one or a combination of the following: 1) interchange fees earned from the payment networks; 2) discount fees earned from merchants; 3) fees calculated based on a number of transactions processed; 4) fees calculated based upon a percentage of the transaction value for the underlying goods or services (i.e. fuel, food, toll and transportation cards and vouchers); and 5) monthly access fees.
We recognize revenue when the underlying transactions are complete and our performance obligations are satisfied. Transactions are considered complete depending upon the related payment solution but generally when we have authorized the transaction, validated that the transaction has no errors and accepted and posted the data to our records.

Our performance obligation for our foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, we recognize revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange payment services are primarily comprised of the difference between the exchange rate set by us to the customer and the rate available in the wholesale foreign exchange market.
Gift Card Products and Services
Our Gift product line delivers both stored value cards and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards are recognized (gross of the underlying cost of the related card, recorded within processing expense within the Consolidated Statements of Income) at the point in time when control passes to our customer, which is generally upon shipment.
Card-based services consist of transaction processing and reporting of gift card transactions where we recognize revenue based on an output measure of elapsed time for an unknown or unspecified quantity of transactions. As a result, we allocate and recognize variable consideration over the estimated period of time over which the performance obligation is satisfied.
Other
We account for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. We cease billing and accruing for late fees and finance charges approximately 30 - 40 days after the customer’s balance becomes delinquent.
We also write foreign currency forward and option contracts for our customers to facilitate future payments in foreign currencies, and recognize revenue in accordance with authoritative fair value and derivative accounting (ASC 815, "Derivatives").
Revenue is also derived from the sale of equipment in certain of our businesses, which is recognized at the time the device is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment in "revenues, net" within the Consolidated Statements of Income. The related cost of sales for the equipment is recorded within "processing expenses" in the Consolidated Statements of Income.
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 80% of total consolidated revenues, net, the year ended December 31, 2018.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $30.6 million and $30.2 million as of December 31, 2018 and January 1, 2018, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized for the year ended December 31, 2018, that was included in the deferred revenue contract liability as of January 1, 2018 was approximately $26.6 million.
Costs to Obtain or Fulfill a Contract
With the adoption of ASC 606, we began capitalizing the incremental costs of obtaining a contract with a customer if we expect to recover those costs. The incremental costs of obtaining a contract are those that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained (for example, a sales commission).
Costs incurred to fulfill a contract are capitalized if those costs meet all of the following criteria:

a.	The costs relate directly to a contract or to an anticipated contract that we can specifically identify.

b.	The costs generate or enhance resources of ours that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.

c.	The costs are expected to be recovered.
In order to determine the appropriate amortization period for contract costs, we considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by us to provide products and services to our customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in our Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in our Consolidated Statements of Income.  For the year ended December 31, 2018, amortization of capitalized contract costs recorded in selling expense was $12 million.
Costs to obtain or fulfill a contract are classified as contract cost assets within "prepaid expenses and other current assets" and "other assets" in our Consolidated Balance Sheets. As of December 31, 2018, we had capitalized costs to obtain a contract of $12.7 million within prepaid expenses and $34.5 million within "other assets" in our Consolidated Balance Sheets, respectively.
We have recorded $83.9 million, $96.9 million and $91.6 million of expenses related to sales of equipment within the processing expenses line of the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, respectively.
Practical Expedients
ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as allowed by ASC 606, we elected to exclude this disclosure for any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, our most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
We elected to exclude all sales taxes and other similar taxes from the transaction price. Accordingly, we present all collections from customers for these taxes on a net basis, rather than having to assess whether we are acting as an agent or a principal in each taxing jurisdiction.
In certain arrangements with customers, we determined that certain promised services and products are immaterial in the context of the contract, both quantitatively and qualitatively.
As a practical expedient, we are not required to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2018, our contracts with customers did not contain a significant financing component.
We adopted Topic 606 as of January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we utilized a practical expedient to consider the aggregate effect of all modifications when identifying performance obligations and allocating transaction price.
Accounts receivable. As described above under the heading “Securitization facility,” we maintain a revolving trade accounts receivable Securitization Facility. The current purchase limit under the Securitization Facility is $1.2 billion. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
We utilize proceeds from the transfer of our accounts receivable as an alternative to other forms of financing, to reduce our overall borrowing costs. We have agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates our cost of servicing. We retain a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.
Our Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities.

Foreign receivables are not included in our receivable securitization program. At December 31, 2018 and 2017, there was $886 million and $811 million, respectively, of short-term debt outstanding under our accounts receivable Securitization Facility.
Credit risk and reserve for losses on receivables. We control credit risk by performing periodic credit evaluations of our customers. Payments from customers are generally due within 14 days or less of billing. We routinely review our accounts receivable balances and make provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible from the customer once they age past 90 days. We also provide an allowance for receivables aged less than 90 days that we expect will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2018, approximately 99% of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
Impairment of long-lived assets, intangibles and investments. We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.
We complete an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. We first perform a qualitative assessment of certain of its reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. We then perform the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
Based on the goodwill asset impairment analysis performed quantitatively on October 1, 2018, we determined that the fair value of each of our reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
We regularly evaluate the carrying value of our investments, which are not carried at fair value, for impairment.  We have elected to measure certain equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer.
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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We evaluate on a quarterly basis whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

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
In the fourth quarter of 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. As a result of the Tax Act, the U.S. federal corporate tax rate was reduced from 35% to 21%. The Tax Act also includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. We recognized a deferred tax benefit of $210 million to reflect the reduced U.S. tax rate and other effects of the Tax Act as of December 31, 2017. The final deferred tax benefit was adjusted to $202.9 million during the one-year measurement period. The reduced benefit on deferred taxes was driven by the reduced federal benefit received on state income taxes as a result of the lower federal tax rate enacted by the Tax Act. We recognized a provisional net tax benefit of $128.2 million as of December 31, 2017. During the tax year ended December 31, 2018, the Company finalized its accounting for the income tax effects of the Tax Act in accordance with its understanding of the Tax Act and the guidance available as of the date of this filing. After the adjustments recognized during 2018, the overall net tax benefit of the Tax Act was adjusted to $103.7 million. The accounting for the tax effects of the Tax Act has been completed as of December 31, 2018. See Note 12 for further information regarding income taxes.
Business combinations. Business combinations completed by us have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date. For significant acquisitions, we obtain independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist us in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The results of the acquired businesses are included in our results of operations beginning from the completion date of the applicable transaction.
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
Stock-based compensation. We account for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price equal to the fair market value on the date of grant as authorized by our board of directors. Options granted have vesting provisions ranging from one to five years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting. We have selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards. We have considered the retirement and forfeiture provisions of the options and utilized our historical experience to estimate the expected life of the options. Option forfeitures are accounted for upon occurrence. We base the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years which the requisite service is expected to be rendered.
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

Derivatives. We use derivatives to facilitate cross-currency corporate payments by writing derivatives to customers. With our Cambridge business, we use derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The majority of Cambridge's revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, Cambridge also writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. We aggregate our foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The changes in fair value related to these contracts are recorded in revenues, net in the Consolidated Statements of Income.
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
Accounting for Leases. In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for us for annual periods beginning after December 15, 2018 and interim periods therein. On July 31, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will elect this transition method at the adoption date of January 1, 2019 and will not restate comparative periods. Prior comparative periods will be reported under ASC 840. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We also expect to make an accounting policy election to use the short term lease exception and will not record a right-of-use-asset and lease liability on the balance sheet for leases with an initial term of 12 months or less. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. We have analyzed our lease portfolio, as well as our accounting policies and internal controls that will be impacted by the new guidance. We have also implemented lease accounting software to support the new reporting requirements. While certain adoption procedures are ongoing, including the discount rate determination and validating our completeness of the lease population, we do not believe the new standard will have a material impact on our consolidated statements of income or liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements. We are still in the process of finalizing the impact on the Consolidated Financial Statements.
Accounting for Derivative Financial Instruments. In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance is effective for us for reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows. The ASU should, however, simplify our accounting for interest rate swap hedges.
In October 2018, the FASB issued ASU 2018-16, which amends ASC 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate, Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which amends the hedge accounting to add overnight index swap rates based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. The guidance is effective for us for reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.

Comprehensive Income Classification. In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. For all entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Tax Act is recognized or to apply the amendments in the period of adoption. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Non-Employee Share-Based Payments. In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting", that supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The guidance is effective for us for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Cloud Computing Arrangements. On August 29, 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", that provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The guidance is effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Our adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Fair Value Measurement. On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The guidance is effective for us for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other guidance should be applied retrospectively to all periods presented upon their effective date. We are permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. Our adoption of this ASU is not expected to have a material impact on our disclosures.
Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The ASU is effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

Recently Adopted Accounting Standards
Impact of Adoption of ASC 606
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC 606)", which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standard updates ans ASC Subtopic 340-40: Other Assets and Deferred Costs - Contracts with Customers, which clarifies certain points of the standard and modifies certain requirements.
Effective January 1, 2018, we adopted ASC 606 using the modified retrospective method, for contracts that were not completed as of the date of initial application, resulting in a cumulative effect adjustment to retained earnings on January 1, 2018. For contracts that were modified before January 1, 2018, we have not retrospectively restated contracts for those modifications but instead reflected the aggregate effect of these modifications when identifying the satisfied and unsatisfied performance obligations, as allowed within the transition practical expedients. The cumulative impact to retained earnings at January 1, 2018 was $30.2 million, due to the capitalization of costs to acquire contracts under the new standard, with a corresponding increase to prepaid expense and other current assets of $10.2 million, other assets of $30.3 million and deferred income taxes (liabilities) of $10.3 million over the respective implied period of benefit. Additionally, under the new standard certain costs (e.g., merchant commissions and fees paid to credit card associations) will be presented net in revenues as the amounts represent payments to our customers that are not considered in exchange for a distinct good or service that the customer transfers to us.
The impact to the our revenue, operating expenses, income from continuing operations after taxes, net income and basic and diluted earnings per share (EPS) for the year ended December 31, 2018 was as follows:

	For the Year Ended December 31
	2018 As Reported	Impact of ASC 606	2018 Prior to Adoption
Revenues, net	$2,433,492	$111,957	$2,545,449
Expenses:
Merchant commissions	—	126,849	126,849
Processing	487,695	(12,963)	474,732
Selling	182,593	5,319	187,912
General and administrative	389,172	—	389,172
Depreciation and amortization	274,609	—	274,609
Other operating, net	8,725	—	8,725
Operating income	1,090,698	(7,248)	1,083,450
Total other income	(4,427)	—	(4,427)
Income before income taxes	1,095,125	(7,248)	1,087,877
Provision for income taxes	283,642	(2,043)	281,599
Net income	$811,483	$(5,205)	$806,278
Basic earnings per share	$9.14		$9.08
Diluted earnings per share	$8.81		$8.75
The adoption of ASC 606 did not impact our accounting for revenues derived from late fees, finance charges, and certain other charge card fees or certain of our foreign currency contracts, which continue to be accounted for under existing authoritative guidance, as discussed further footnote 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Intra-Entity Transfers
In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The Company adopted this ASU on January 1, 2018, which resulted in an increase of approximately $17.1 million to retained earnings and an increase of $25.9 million to deferred tax assets and reduced prepaid tax by $8.8 million.
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
Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2018 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$3,895.1	$1,162.8	$255.1	$2,149.3	$328.0
Securitization Facility	886.0	886.0	—	—	—
Estimated interest payments- Credit Facility(b)	723.3	153.9	292.1	268.7	8.7
Estimated interest payments- Securitization Facility(b)	41.9	22.3	19.5	—	—
Operating leases	98.3	19.7	31.5	22.8	24.4
Deferred purchase price	3.0	3.0	—	—	—
Other(c)	37.9	21.8	11.9	1.4	2.8
Total	$5,685.5	$2,269.5	$610.1	$2,442.0	$363.8
 ______________________

(a)
Deferred income tax liabilities as of December 31, 2018 were approximately $488.8 million. Refer to Note 12 to our audited consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2018, we had approximately $34.2 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

(b)
We draw upon and pay down on the revolver within our Credit Agreement and our Securitization Facility borrowings outside of a normal schedule, as excess cash is available. For our variable rate debt, we have assumed the December 31, 2018 interest rates to calculate the estimated interest payments, for all years presented. This analysis also assumes that outstanding principal is held constant at the December 31, 2018 balances for our Credit Agreement and Securitization Facility, except for mandatory pay downs on the term loans in accordance with the loan documents. We typically expect to settle such interest payments with cash flows from operating activities and/or other short-term borrowings.

(c)
The long-term portion of contingent consideration agreements and Cambridge seller note due within the next 12 months is included with ‘other debt’ in the detail of our debt instruments disclosed in Note 11 to our audited consolidated financial statements.

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
Pro forma and macro adjusted revenue and transactions by product. We define the pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions, dispositions and the impact of adoption of ASC 606. The macroeconomic environment includes the impact that market fuel spread margins, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. Set forth below is a reconciliation of pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue		Transactions
	Year Ended December 31,*		Year Ended December 31,*
(Unaudited)	2018	2017	2018	2017
FUEL
Pro forma and macro adjusted	$1,042	$990	484	471
Impact of acquisitions/dispositions	—	(6)	—	(5)
Impact of fuel prices/spread	54	—	—	—
Impact of foreign exchange rates	1	—	—	—
Impact of adoption of ASC 606	—	113	—	—
As reported	$1,097	$1,096	484	466

CORPORATE PAYMENTS
Pro forma and macro adjusted	$415	$334	49	42
Impact of acquisitions/dispositions	—	(72)	—	(1)
Impact of fuel prices/spread	1	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$416	$262	49	42

TOLLS
Pro forma and macro adjusted	$386	$327	877	894
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(47)	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$339	$327	877	894

LODGING
Pro forma and macro adjusted	$176	$145	19	19
Impact of acquisitions/dispositions	—	(19)	—	(2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$176	$127	19	17

GIFT
Pro forma and macro adjusted	$187	$194	1,384	1,394
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
Impact of adoption of ASC 606	—	—	—	—
As reported	$187	$194	1,384	1,394

OTHER[1]
Pro forma and macro adjusted	$224	$216	74	77
Impact of acquisitions/dispositions	—	26	—	1
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(4)	—	—	—
Impact of adoption of ASC 606	—	2	—	—
As reported	$220	$244	74	78

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$2,429	$2,206	2,888	2,897
Impact of acquisitions/dispositions	—	(71)	—	(6)
Impact of fuel prices/spread	54	—	—	—
Impact of foreign exchange rates	(49)	—	—	—
Impact of adoption of ASC 606	—	115	—	—
As reported	$2,434	$2,250	2,888	2,891
* Columns may not calculate due to rounding.

1 Other includes telematics, maintenance, food and transportation related businesses.

	Revenue		Transactions
	Year Ended December 31,*		Year Ended December 31,*
(Unaudited)	2017	2016	2017	2016
FUEL
Pro forma and macro adjusted	$1,066	$998	466	444
Impact of acquisitions/dispositions	—	(7)	—	(10)
Impact of fuel prices/spread	32	—	—	—
Impact of foreign exchange rates	—	—	—	—
One-time items[2]	(2)	7	—	—
As reported	$1,096	$998	466	434

CORPORATE PAYMENTS
Pro forma and macro adjusted	$260	$226	42	38
Impact of acquisitions/dispositions	—	(47)	—	—
Impact of fuel prices/spread	1	—	—	—
Impact of foreign exchange rates	1	—	—	—
One-time items[2]	—	—	—	—
As reported	$262	$180	42	38

TOLLS
Pro forma and macro adjusted	$302	$257	916	894
Impact of acquisitions/dispositions	—	(154)	—	(567)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	25	—	—	—
One-time items[2]	—	—	—	—
As reported	$327	$103	916	327

LODGING
Pro forma and macro adjusted	$127	$105	17	14
Impact of acquisitions/dispositions	—	(4)	—	(1)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
One-time items[2]	—	—	—	—
As reported	$127	$101	17	13

GIFT
Pro forma and macro adjusted	$194	$185	1,439	1,327
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
One-time items[2]	—	—	—	—
As reported	$194	$185	1,439	1,327

OTHER[1]
Pro forma and macro adjusted	$243	$244	77	82
Impact of acquisitions/dispositions	—	23	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1	—	—	—
One-time items[2]	—	—	—	—
As reported	$244	$266	77	82

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$2,193	$2,013	2,957	2,799
Impact of acquisitions/dispositions	—	(189)	—	(578)
Impact of fuel prices/spread	33	—	—	—
Impact of foreign exchange rates	27	—	—	—
One-time items[2]	(2)	7	—	—
As reported	$2,250	$1,830	2,957	2,222

* Columns may not calculate due to rounding.
1 Other includes telematics, maintenance, food and transportation related businesses.
2 Adjustments related to one-time items not representative of normal business operations.
Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, and (c) other non-recurring items, including the impact of the 2017 Tax Act, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets and a business, loss on extinguishment of debt, legal settlements, and the unauthorized access costs.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired. Therefore, we have excluded amortization expense from adjusted net income. We also believe one-time non-recurring gains, losses, and impairment charges do not necessarily reflect how our investments and business are performing. We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors to understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be used as such.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Year Ended December 31,*
(Unaudited)	2018	2017	2016
Net income	$811,483	$740,200	$452,385
Net income per diluted share	$8.81	$7.91	$4.75
Stock based compensation	69,939	93,297	63,946
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	227,015	233,280	184,475
Impairment of investment	7,147	44,600	36,065
Net gain on disposition of assets/business	(152,750)	(109,205)	—
Write-off of fixed assets	8,793	—	—
Loss on extinguishment of debt	2,098	3,296	—
Non-recurring loss due to merger of entities	—	2,028	—
Non-recurring net gain at equity method investment	—	—	(10,845)
Legal settlements	5,500	11,000	—
Restructuring costs	4,969	1,043	—
Unauthorized access costs	2,065	—	—
Total adjustments	174,777	279,339	273,641
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(39,151)	(93,164)	(66,850)
Impact of tax reform	22,731	(127,466)	—
Adjusted net income	$969,840	$798,909	$659,176
Adjusted net income per diluted share	$10.53	$8.54	$6.92
Diluted shares	92,151	93,594	95,213

*Columns may not calculate due to rounding.
[1] Excludes the results of the Company's investments on our effective tax rate, as results from our investments are reported within the consolidated statements of income on a post-tax basis and no tax-over-book outside basis differences related to our investments reversed during 2017. Excludes impact of tax reform adjustments during the period included in our effective tax rate. Also excludes the net gain realized upon our disposition of Nextraq, representing a pretax gain of $175.0 million and tax on gain of $65.8 million. The tax on the gain is included in "Net gain on disposition of assets/business".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk
Foreign Earnings
Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 35.4%, 36.5% and 30.2% of total revenue for the years ended December 31, 2018, 2017, and 2016, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2018 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2018 by approximately $41.7 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2017 and 2016 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2017 and 2016 by approximately $34.2 million and $24.8 million, respectively.
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
Interest rate risk
We are exposed to changes in interest rates on our cash investments and debt. We use our excess cash either to pay down our Securitization Facility debt or to invest in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Our $4.16 billion Credit Agreement provides for senior secured credit facilities consisting of a revolving A credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.53 billion and a term loan B facility in the amount of $350.0 million as of December 31, 2018. The revolving credit facility consists of (a) a revolving A facility in the amount of $800.0 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450.0 million with multi-currency borrowings and a sub-limit for swing line loans and, (c) a revolving C facility in the amount of $35.0 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars.
Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans and at the Base Rate plus 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.
Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2018, 2017 and 2016, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by approximately $37.9 million, $34.7 million and $27.9 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

On January 22, 2019, we entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55%. The purpose of these contracts is to eliminate the variability of cash flows in interest payments associated with $2 billion of our variable rate debt, the sole source of which is due to changes in the 1-month LIBOR benchmark interest rate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FleetCor Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FleetCor Technologies, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
March 1, 2019

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2018¹	2017
Assets
Current assets:
Cash and cash equivalents	$1,031,145	$913,595
Restricted cash	333,748	217,275
Accounts and other receivables (less allowance for doubtful accounts of $59,963 at December 31, 2018 and $46,031 at December 31, 2017)	1,425,815	1,420,011
Securitized accounts receivable—restricted for securitization investors	886,000	811,000
Prepaid expenses and other current assets	199,278	187,820
Total current assets	3,875,986	3,549,701
Property and equipment, net	186,201	180,057
Goodwill	4,542,074	4,715,823
Other intangibles, net	2,407,910	2,724,957
Investments	42,674	32,859
Other assets	147,632	114,962
Total assets	$11,202,477	$11,318,359
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,117,649	$1,437,314
Accrued expenses	261,594	238,472
Customer deposits	926,685	732,171
Securitization facility	886,000	811,000
Current portion of notes payable and lines of credit	1,184,616	805,512
Other current liabilities	118,669	71,033
Total current liabilities	4,495,213	4,095,502
Notes payable and other obligations, less current portion	2,748,431	2,902,104
Deferred income taxes	491,946	518,912
Other noncurrent liabilities	126,707	125,319
Total noncurrent liabilities	3,367,084	3,546,335
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 123,035,859 shares issued and 85,845,344 shares outstanding at December 31, 2018; and 122,083,059 shares issued and 89,803,982 shares outstanding at December 31, 2017	123	122
Additional paid-in capital	2,306,843	2,214,224
Retained earnings	3,817,656	2,958,921
Accumulated other comprehensive loss	(913,858)	(551,857)
Less treasury stock (37,190,515 shares at December 31, 2018; and 32,279,077 shares at December 31, 2017)	(1,870,584)	(944,888)
Total stockholders’ equity	3,340,180	3,676,522
Total liabilities and stockholders’ equity	$11,202,477	$11,318,359

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

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2018¹	2017	2016
Revenues, net	$2,433,492	$2,249,538	$1,831,546
Expenses:
Merchant commissions	—	113,133	104,345
Processing	487,695	429,613	355,414
Selling	182,593	170,717	131,443
General and administrative	389,172	387,694	283,625
Depreciation and amortization	274,609	264,560	203,256
Other operating expense (income), net	8,725	61	(690)
Operating income	1,090,698	883,760	754,153
Investment loss	7,147	53,164	36,356
Other (income) expense, net	(152,166)	(173,436)	2,982
Interest expense, net	138,494	107,146	71,896
Loss on extinguishment of debt	2,098	3,296	—
Total other (income) expense	(4,427)	(9,830)	111,234
Income before income taxes	1,095,125	893,590	642,919
Provision for income taxes	283,642	153,390	190,534
Net income	$811,483	$740,200	$452,385
Basic earnings per share	$9.14	$8.12	$4.89
Diluted earnings per share	$8.81	$7.91	$4.75
Weighted average shares outstanding:
Basic shares	88,750	91,129	92,597
Diluted shares	92,151	93,594	95,213

[1]Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect ASC 606.

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$811,483	$740,200	$452,385
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(362,001)	83,165	(95,592)
Reclassification of foreign currency translation loss to investment, net of tax	—	31,381	—
Total other comprehensive (loss) income	(362,001)	114,546	(95,592)
Total comprehensive income	$449,482	$854,746	$356,793
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2015	$121	$1,988,917	$1,766,336	$(570,811)	$(354,516)	$2,830,047
Net income	—	—	452,385	—	—	452,385
Other comprehensive loss, net of tax of $0	—	—	—	(95,592)	—	(95,592)
Acquisition of common stock	—	—	—	—	(187,979)	(187,979)
Issuance of common stock	—	85,177	—	—	—	85,177
Balance at December 31, 2016	121	2,074,094	2,218,721	(666,403)	(542,495)	3,084,038
Net income	—	—	740,200	—	—	740,200
Other comprehensive income from currency exchange, net of tax of $0	—	—	—	114,546	—	114,546
Acquisition/return of common stock	—	—	—	—	(402,393)	(402,393)
Issuance of common stock	1	140,130	—	—	—	140,131
Balance at December 31, 2017	122	2,214,224	2,958,921	(551,857)	(944,888)	3,676,522
Net income		—	811,483	—	—	811,483
Cumulative effect of change in accounting principles	—	—	47,252	—	—	47,252
Other comprehensive income from currency, net of tax of $0	—	—	—	(362,001)	—	(362,001)
Acquisition of common stock	—	(33,000)	—	—	(925,696)	(958,696)
Issuance of common stock	1	125,619	—	—	—	125,620
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended Year Ended December 31,
	2018¹	2017¹	2016¹
Operating activities
Net income	$811,483	$740,200	$452,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,936	46,599	36,456
Stock-based compensation	69,939	93,297	63,946
Provision for losses on accounts receivable	64,377	44,857	35,885
Amortization of deferred financing costs and discounts	5,342	6,952	7,582
Amortization of intangible assets	216,330	211,849	161,635
Amortization of premium on receivables	5,343	6,112	5,165
Loss on extinguishment of debt	2,098	3,296	—
Write-off of fixed assets	8,793	—	—
Deferred income taxes	(2,750)	(247,712)	(28,681)
Investment loss	7,147	53,164	36,356
Gain on sale of assets/business	(152,750)	(174,983)	—
Other non-cash operating income	(186)	(61)	(690)
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts receivable and other receivables	(159,024)	(431,003)	(338,796)
Prepaid expenses and other current assets	(27,650)	26,102	5,301
Other assets	(25,432)	(20,957)	(20,345)
Accounts payable, accrued expenses and customer deposits	27,386	322,346	292,019
Net cash provided by operating activities	903,382	680,058	708,218
Investing activities
Acquisitions, net of cash acquired	(20,843)	(705,257)	(1,331,985)
Purchases of property and equipment	(81,387)	(70,093)	(59,011)
Proceeds from disposal of an asset/business	98,735	316,501	—
Other	(22,775)	(38,953)	1,411
Net cash used in investing activities	(26,270)	(497,802)	(1,389,585)
Financing activities
Proceeds from issuance of common stock	55,680	44,690	21,231
Repurchase of common stock	(958,696)	(402,393)	(187,678)
Borrowings (payments) on securitization facility, net	75,000	220,000	(23,000)
Deferred financing costs paid and debt discount	(4,927)	(12,908)	(2,272)
Proceeds from issuance of notes payable	363,430	780,656	600,000
Principal payments on notes payable	(498,305)	(423,156)	(118,500)
Borrowings from revolver	1,493,091	1,100,000	1,225,107
Payments on revolver	(1,099,040)	(1,031,722)	(786,849)
(Payments) borrowings on swing line of credit, net	(4,935)	(23,686)	26,606
Other	887	457	(676)
Net cash (used in) provided by financing activities	(577,815)	251,938	753,969
Effect of foreign currency exchange rates on cash	(65,274)	52,906	(43,476)
Net increase in cash and cash equivalents and restricted cash	234,023	487,100	29,126
Cash and cash equivalents and restricted cash, beginning of year	1,130,870	643,770	614,644
Cash and cash equivalents and restricted cash, end of year	$1,364,893	$1,130,870	$643,770
Supplemental cash flow information
Cash paid for interest	$156,749	$113,416	$70,339
Cash paid for income taxes	$207,504	$392,192	$101,951
Non cash investing activity, notes assumed in acquisitions	$—	$29,341	$—

[1] Reflects the impact of the Company's adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230), which was adopted by the Company on January 1, 2018 and applied retrospectively to results for 2017. The adoption of Topic 230 resulted in the statement of cash flows presenting the changes in the total of cash, cash equivalents and restricted cash. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows.

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018
1. Description of Business
FLEETCOR Technologies, Inc. and its subsidiaries (the Company) is a leading global provider of commercial payment solutions. The Company helps businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company serves businesses, merchants, consumers and payment networks in North America, Latin America, Europe, and Australasia.
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
The Company's solutions are comprised of payment products, networks and associated services. The Company's payment products function like a charge card, prepaid card, one-time use virtual card, electronic RFID, etc. and tend to be specialized for specific spend categories, such as fuel and lodging and/or specific customer groups, such as long haul transportation. The Company's five primary product lines are Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, the Company provides other payment products including fleet maintenance, employee benefits and long haul transportation-related services. The Company's products are used in 82 countries around the world, with its primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 88% of the Company's revenue in 2018.
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
The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2018, 2017 and 2016 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Credit Risk and Reserve for Losses on Receivables
The Company controls credit risk by performing periodic credit evaluations of its customers. Payments from customers are generally due within 14 days or less of billing. The Company routinely reviews its accounts receivable balances and makes provisions from the customer probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible from the customer once they age past 90 days. The Company also provides an allowance for receivables aged less than 90 days that it expects will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2018 and 2017, approximately 99% and 96%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
Business Combinations
Business combinations completed by the Company have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date. For significant acquisitions, the Company obtains independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The results of the acquired businesses are included in the Company’s results of operations beginning from the completion date of the applicable transaction.
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
Impairment of Long-Lived Assets, Goodwill, Intangibles and Investments
The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.
The Company completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. The Company first performs a qualitative assessment of certain of its reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The Company then performs the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
Based on the goodwill asset impairment analysis performed quantitatively on October 1, 2018, the Company determined that the fair value of each of its reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The Company regularly evaluates the carrying value of its investments, which are not carried at fair value, for impairment.  The company has elected to measure certain equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer.
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
The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $37.3 million, $37.4 million and $33.1 million in 2018, 2017 and 2016, respectively. Amortization expense for software totaled $24.2 million, $21.8 million and $17.7 million in 2018, 2017 and 2016, respectively.
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
In the fourth quarter of 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). As a result of the Tax Act, the U.S. federal corporate tax rate was reduced from 35% to 21%. The Tax Act also includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. The Company recognized a deferred tax benefit of $210 million to reflect the reduced U.S. tax rate and other effects of the Tax Act as of December 31, 2017. The final deferred tax benefit was adjusted to $202.9 million during the third quarter of 2018. The change made to deferred taxes was due solely to the state tax impact from the Tax Act. The Company recognized a provisional net tax benefit of $128.2 million as of December 31, 2017. After the adjustments recognized during 2018, the net tax benefit was adjusted to $103.7 million. The Company finalized the accounting for the limitations on the deductibility of executive compensation under the provisions of the Tax Act. See Note 12 for further information regarding income taxes.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange loss of $0.1 million, $0.2 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016 respectively, which are recorded within other expense, net in the Consolidated Statements of Income. The Company recorded foreign currency losses on long-term intra-entity transactions of $79.6 million for the year ended December 31, 2018, included as a component of foreign currency translation (losses) gains, net of tax, on the Consolidated Statements of Comprehensives Income.
Derivatives
The Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers.
At Cambridge Global Payments ("Cambridge"), the Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The majority of Cambridge's revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, Cambridge also writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and hedges (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The changes in fair value related to these contracts are recorded in revenues, net in the Consolidated Statements of Income.
The Company recognizes all derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.
Stock-Based Compensation
The Company accounts for employee stock options and restricted stock in accordance with relevant authoritative literature. Stock options are granted with an exercise price equal to the fair market value on the date of grant as authorized by the Company’s board of directors. Options granted have vesting provisions ranging from one to five years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options. Option forfeitures are accounted for upon occurrence. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years over which the requisite service is expected to be rendered.
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one to three years. The fair value of restricted stock where the shares vest based on the passage of time or performance is based on the grant date fair value of the Company’s stock.
For performance-based restricted stock awards and performance based stock option awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.

Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt, using the effective interest method and are included within interest expense. The Company capitalized additional debt issuance costs of $4.9 million associated with refinancing its Credit Facility and Securitization Facilities in 2018 and $12.9 million with refinancing its Credit Facility in 2017. At December 31, 2018 and 2017, the Company had net deferred financing costs of $10.4 million and $16.3 million, respectively, related to the revolver under the Credit Facility and the Securitization Facility, each recorded within prepaid and other assets, respectively, on the Consolidated Balance Sheets. At December 31, 2018 and 2017, the Company had deferred financing costs of $10.9 million and 11.8 million, respectively, related to the term notes under the Credit Facility, recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and notes payable and other obligations, less current portion, respectively, in the Consolidated Balance Sheets.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.
Accounts Receivable
The Company maintains a $1.2 billion revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
The Company utilizes proceeds from the transferred assets as an alternative to other forms of financing to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the transferred asset as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.
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
On August 30, 2018, the Company increased the amount of the Securitization facility to $1.2 billion. The maturity date for the Company's Securitization Facility is November 14, 2020.
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2018	2017
Gross domestic unsecuritized accounts receivables	$668,154	$661,677
Gross domestic securitized accounts receivable	886,000	811,000
Gross foreign receivables	817,624	804,365
Total gross receivables	2,371,778	2,277,042
Less allowance for doubtful accounts	(59,963)	(46,031)
Net accounts and securitized accounts receivable	$2,311,815	$2,231,011
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2018	2017	2016
Allowance for doubtful accounts beginning of year	$46,031	$32,506	$21,903
Provision for bad debts	64,377	44,857	35,885
Write-offs	(50,445)	(31,332)	(25,282)
Allowance for doubtful accounts end of year	$59,963	$46,031	$32,506

Advertising
The Company expenses advertising costs as incurred. Advertising expense was $26.3 million, $26.1 million and $22.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Impact of Adoption of ASC 606
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC 606)", which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The two permitted transition methods under the standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standard updates ans ASC Subtopic 340-40: Other Assets and Deferred Costs - Contracts with Customers, which clarifies certain points of the standard and modifies certain requirements.
Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, for contracts that were not completed as of the date of initial application, resulting in a cumulative effect adjustment to retained earnings on January 1, 2018. For contracts that were modified before January 1, 2018, the Company has not retrospectively restated contracts for those modifications but instead reflected the aggregate effect of these modifications when identifying the satisfied and unsatisfied performance obligations, as allowed within the transition practical expedients. The cumulative impact to retained earnings at January 1, 2018 was $30.2 million, due to the capitalization of costs to acquire contracts under the new standard, with a corresponding increase to prepaid expense and other current assets of $10.2 million, other assets of $30.3 million and deferred income taxes (liabilities) of $10.3 million over the respective implied period of benefit. Additionally, under the new standard certain costs (e.g., merchant commissions and fees paid to credit card associations) will be presented net in revenues as the amounts represent payments to our customers that are not considered in exchange for a distinct good or service that the customer transfers to the Company.

The impact to the Company's revenue, operating expenses, income from continuing operations after taxes, net income and basic and diluted earnings per share (EPS) for the year ended December 31, 2018 was as follows:

	For the Year Ended December 31
	2018 As Reported	Impact of ASC 606	2018 Prior to Adoption
Revenues, net	$2,433,492	$111,957	$2,545,449
Expenses:
Merchant commissions	—	126,849	126,849
Processing	487,695	(12,963)	474,732
Selling	182,593	5,319	187,912
General and administrative	389,172	—	389,172
Depreciation and amortization	274,609	—	274,609
Other operating, net	8,725	—	8,725
Operating income	1,090,698	(7,248)	1,083,450
Total other income	(4,427)	—	(4,427)
Income before income taxes	1,095,125	(7,248)	1,087,877
Provision for income taxes	283,642	(2,043)	281,599
Net income	$811,483	$(5,205)	$806,278
Basic earnings per share	$9.14		$9.08
Diluted earnings per share	$8.81		$8.75
The adoption of ASC 606 did not impact the Company's accounting for revenues derived from late fees, finance charges, and certain other charge card fees or certain of its foreign currency contracts, which continue to be accounted for under existing authoritative guidance, as discussed further in footnote 3.
Intra-Entity Transfers
In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The Company adopted this ASU on January 1, 2018, which resulted in an increase of approximately $17.1 million to retained earnings and an increase of $25.9 million to deferred tax assets and reduced prepaid tax by $8.8 million.
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
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. This ASU is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein. On July 31, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides (1) an optional transition method that entities can use when adopting ASC 842 and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will elect this transition method at the adoption date of January 1, 2019 and will not restate comparative periods. Prior comparative periods will be reported under ASC 840. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows it to carryforward the historical lease classification. The Company expects to elect an accounting policy to use the short term lease exception and will not record a right-of-use-asset and lease liability on the balance sheet for leases with an initial term of 12 months or less. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company has analyzed its lease portfolio, as well as its accounting policies and internal controls that will be impacted by the new guidance. The Company has also implemented lease accounting software to support the new reporting requirements. While certain adoption procedures are ongoing, including the discount rate determination and validating our completeness of the lease population, the Company does not believe the new standard will have a material impact on its consolidated statements of income or liquidity. The standard will have no impact on the Company's debt-covenant compliance under its current agreements. The Company is still in the process of finalizing the impact on the Consolidated Financial Statements.
Accounting for Derivative Financial Instruments
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance is effective for the Company for reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows. The ASU should, however, simplify the Company's accounting for interest rate swap hedges.
In October 2018, the FASB issued ASU 2018-16, which amends ASC 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate, Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which amends the hedge accounting to add overnight index swap rates based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. The guidance is effective for the Company for reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Comprehensive Income Classification
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. For all entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Tax Act is recognized or to apply the amendments in the period of adoption. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
Fair Value Measurement
On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other guidance should be applied retrospectively to all periods presented upon their effective date. The Company is permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. The Company's adoption of this ASU is not expected to have a material impact on its disclosures.
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The ASU is effective for the Company on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. The Company is evaluating the effect of ASU 2016-13 on its consolidated financial statements.
Recently Adopted Accounting Standards
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
3. Revenue
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
Payment Services
The Company’s primary performance obligation for the majority of its payment solution products (fuel, lodging, corporate payments, among others) is to stand-ready to provide authorization and processing services ("payment services") for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer. For the tolls payment solution, the Company's primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access.

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
The majority of the transaction price the Company receives for fulfilling the Payment Services performance obligation are comprised of one or a combination of the following: 1) interchange fees earned from the payment networks; 2) discount fees earned from merchants; 3) fees calculated based on a number of transactions processed; 4) fees calculated based upon a percentage of the transaction value for the underlying goods or services (i.e. fuel, food, toll and transportation cards and vouchers); and 5) monthly access fees.
The Company recognizes revenue when the underlying transactions are complete and its performance obligations are satisfied. Transactions are considered complete depending upon the related payment solution but generally when the Company has authorized the transaction, validated that the transaction has no errors and accepted and posted the data to the Company’s records.
The Company's performance obligation for its foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, the Company recognizes revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange payment services are primarily comprised of the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market.
Gift Card Products and Services
The Company’s Gift product line delivers both stored value cards and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards are recognized (gross of the underlying cost of the related card, recorded within processing expense within the Consolidated Statements of Income) at the point in time when control passes to the Company's customer, which is generally upon shipment.
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
Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment in "revenues, net" within the Consolidated Statements of Income. The related cost of sales for the equipment is recorded within "processing expenses" in the Consolidated Statements of Income.
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 80% of total consolidated revenues, net, for the year ended December 31, 2018.

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) as of and for the years ended December 31 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue by Product Category	Revenues, net	Revenues, net	Revenues, net
Fuel	$1,096,611	$1,096,153	$997,398
Corporate payments	415,856	261,822	179,557
Tolls	338,644	326,977	102,740
Lodging	175,505	126,657	100,664
Gift	186,645	194,099	184,743
Other	220,231	243,830	266,444
Consolidated revenues, net	$2,433,492	$2,249,538	$1,831,546

The table below presents the Company's revenues, net from its primary product categories as of and for the years ended December 31 (in thousands).

	2018	2017	2016
Revenues, net by location:
United States (country of domicile)	$1,481,785	$1,400,801	$1,278,828
Brazil	400,111	394,550	167,769
United Kingdom	257,651	236,550	229,125
Other	293,945	217,637	155,824
Consolidated Revenues, net	$2,433,492	$2,249,538	$1,831,546
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $30.6 million and $30.2 million as of December 31, 2018 and January 1, 2018, respectively. The Company expects to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized for the year ended December 31, 2018, that was included in the deferred revenue contract liability as of January 1, 2018 was approximately $26.6 million.
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
In order to determine the appropriate amortization period for contract costs, the Company considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in the Company’s Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income.  For the year ended December 31, 2018, amortization of capitalized contract costs recorded in selling expense was $12 million.

Costs to obtain or fulfill a contract are classified as contract cost assets within "prepaid expenses and other current assets" and "other assets" in the Company’s Consolidated Balance Sheets. As of December 31, 2018, the Company had capitalized costs to obtain a contract of $12.7 million within prepaid expenses and $34.5 million within "other assets" in the Company’s Consolidated Balance Sheets, respectively.
The Company has recorded $83.9 million, $96.9 million and $91.6 million of expenses related to sales of equipment within the processing expenses line of the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, respectively.
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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2018, the Company’s contracts with customers did not contain a significant financing component.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2018 and 2017, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Repurchase agreements	$581,293	$—	$581,293	$—
Money market	50,644	—	50,644	—
Certificates of deposit	22,412	—	22,412	—
Foreign exchange contracts	68,814	21	68,793	—
Total assets	$723,163	$21	$723,141	$—
Cash collateral for foreign exchange contracts	$9,644	$—	$—	$—
Liabilities:
Foreign exchange contracts	$72,125	$—	$72,125
Total liabilities	$72,125	$—	$72,125
Cash collateral obligation for foreign exchange contracts	$73,140	$—	$—	$—

December 31, 2017
Assets:
Repurchase agreements	$420,838	$—	$420,838	$—
Money market	50,423	—	50,423	—
Certificates of deposit	7,417	—	7,417	—
Foreign exchange contracts	39,045	10	39,035	—
Total assets	$517,723	$10	$517,713	$—
Cash collateral for foreign exchange contracts	$12,540	$—	$—	$—
Liabilities:
Foreign exchange contracts	$26,888	$67	$26,821	$—
Total liabilities	$26,888	$67	$26,821	$—
Cash collateral obligation for foreign exchange contracts	$10,882	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the net asset value, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives are derived with reference to a valuation from a derivatives dealer operating in an active market. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheet at December 31, 2018. Cash collateral paid for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at December 31, 2018.
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
The Company regularly reviews its investments for declines in fair value below cost basis and during the third quarter of 2018, determined that the fair value of its investment in Qui was impaired as a result of a decline in operating results and difficulty in obtaining financing. The Company concluded that this decline in fair value was below cost and recorded a $7.1 million impairment loss in investment loss.
On September 30, 2017, the Company entered into an amended Masternaut Group Holdings Limited ("Masternaut") investment agreement that resulted in the loss of significant influence, and the Company began accounting for the Masternaut investment by applying the cost method. The Company determined that the carrying value of its investment exceeded its fair value, and concluded that this decline in value was other than temporary during the third quarter of 2017. The Company recorded a $44.6 million impairment loss in the Masternaut investment that includes adjustment for $31.4 million of currency losses previously recognized in accumulated other comprehensive income, in the year ended December 31, 2017, in the accompanying Consolidated Statements of Income. During the fourth quarter of 2016, the Company determined that the performance improvement initiatives in its investment in Masternaut were taking longer to and were more challenging to implement than originally projected, based on revised cash flow projections provided by the business. As a result, the Company recorded a $36.1 million non-cash impairment charge in its Masternaut investment for 2016.
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
5. Stockholders' Equity
On February 4, 2016, the Company's Board of Directors approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $500 million of its common stock over the following 18 months period. On July 27, 2017, the Company's Board of Directors authorized an increase in the size of the Program by an additional $250 million and an extension of the Program by an additional 18 months. On November 1, 2017, the Company announced that its Board of Directors had authorized an increase in the size of the Program by an additional $350 million and on July 17, 2018, its Board of Directors authorized an additional increase of $500 million in the size of the Program. On January 23, 2019, the Company's Board of Directors authorized an increase in the size of the program by an additional $500 million, resulting in total aggregate repurchases authorized under the Program of $2.1 billion. With the increase and giving effect to the Company's $1.5 billion of previous repurchases, the Company may repurchase up to $551 million in shares of its common stock at any time prior to February 1, 2020.
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
On August 3, 2017, as part of the Program, the Company entered an Accelerated Share Repurchase ("ASR") agreement ("2017 ASR Agreement") with a third-party financial institution to repurchase $250 million of its common stock. Pursuant to the 2017 ASR Agreement, the Company delivered $250 million in cash and received 1,491,647 shares based on a stock price of $142.46 on August 7, 2017. The 2017 ASR Agreement was completed on September 7, 2017, at which time the Company received 263,012 additional shares based on a final weighted average per share purchase price during the repurchase period of $142.48.
On December 14, 2018, as part of the Program, the Company entered an ASR agreement ("2018 ASR Agreement") with a third-party financial institution to repurchase $220 million of its common stock. Pursuant to the 2018 ASR Agreement, the Company delivered $220 million in cash and received 1,057,035 shares based on a stock price of $176.91 on December 14, 2018. The 2018 ASR Agreement was completed on January 29, 2019, at which time the Company received 117,751 additional shares based on a final weighted average per share purchase price during the repurchase period of $187.27.

The Company accounted for the 2017 and 2018 ASR Agreements as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.
Since the beginning of the Program, 9,025,542 shares for an aggregate purchase price of $1.5 billion have been repurchased. There were 4,911,438 common shares totaling $958.7 million, 2,854,959 common shares totaling $402.4 million and 1,259,145 common shares totaling $187.7 million repurchased under the Program during 2018, 2017 and 2016, respectively.
6. Stock Based Compensation
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 30,463,150 shares for the year ended December 31, 2018 and 26,963,150 shares for the years ended December 31, 2017 and 2016, respectively.
On February 7, 2018, the stockholders of the Company approved the FleetCor Technologies, Inc. Amended and Restated 2010 Equity Incentive Plan (the "Amended Plan"). The Amended Plan was authorized and approved by the Company's Board of Directors on December 20, 2017, and Company's stockholders at a special meeting held on February 7, 2018. The Amended Plan amends the Registrant’s existing 2010 Equity Incentive Plan (as amended, the "Prior Plan") to, among other things, increase the number of shares of common stock available for issuance from 13,250,000 to 16,750,000 and make certain other amendments to the Prior Plan. Giving effect to this increase, there were 3,422,052 additional shares remaining available for grant under the Plans at December 31, 2018.
The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to share-based payments recognized for the years ended December 31 (in thousands):

	2018	2017	2016
Stock options	$43,443	$56,400	$35,234
Restricted stock	26,496	36,897	28,712
Stock-based compensation	$69,939	$93,297	$63,946
The tax benefits recorded on stock based compensation were $37.3 million, $48.6 million and $35.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2018 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$56,281	1.28
Restricted stock	4,400	0.45
Total	$60,681

Stock Options
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,003	$72.72	2,545	$26.82		$351,277
Granted	1,780	133.33			$28.61
Exercised	(500)	42.36				49,592
Forfeited	(137)	140.67
Outstanding at December 31, 2016	6,146	91.20	3,429	55.00		309,238
Granted	2,885	145.35			$32.57
Exercised	(633)	71.43				76,546
Forfeited	(367)	144.51
Outstanding at December 31, 2017	8,031	109.78	4,029	75.80		663,815
Granted	412	204.59			$50.07
Exercised	(708)	73.26				79,588
Forfeited	(119)	155.41
Outstanding at December 31, 2018	7,616	$117.58	5,174	$98.39		$518,954
Expected to vest at December 31, 2018	7,616	$117.58

The following table summarizes information about stock options outstanding at December 31, 2018 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$10.00 – $40.65	1,874	0.00	1,874
87.61 – 138.47	1,868	0.18	1,428
140.23 – 150.74	2,534	0.92	1,430
151.16 – 156.04	519	0.71	326
165.96 – 174.35	424	2.11	108
199.75 – 206.73	289	3.01	—
209.05 – 216.18	108	2.97	8
	7,616		5,174
The aggregate intrinsic value of stock options exercisable at December 31, 2018 was $451.9 million. The weighted average remaining contractual term of options exercisable at December 31, 2018 was 5.3 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2018	2017	2016
Risk-free interest rate	2.57%	1.65%	1.08%
Dividend yield	—	—	—
Expected volatility	26.92%	28.00%	27.29%
Expected life (in years)	3.8	3.4	3.5
The weighted-average remaining contractual life for options outstanding was 6.3 years at December 31, 2018.
Restricted Stock
There were no restricted stock shares granted with market based vesting conditions in 2018, 2017, and 2016. The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	497	$149.40
Granted	152	128.90
Cancelled	(41)	145.25
Issued	(229)	151.72
Outstanding at December 31, 2016	379	140.39
Granted	238	141.99
Cancelled	(48)	152.95
Issued	(204)	136.85
Outstanding at December 31, 2017	365	155.58
Granted	107	200.71
Cancelled	(47)	339.34
Issued	(251)	154.85
Outstanding at December 31, 2018	174	$190.73

7. Acquisitions
2018 Acquisitions
During 2018, the Company completed an acquisition with an aggregate purchase price of $21.2 million, net of cash acquired of $11.0 million and made deferred payments of $3.8 million related to acquisitions occurring in prior years. During 2018, the Company made investments in other businesses of $17.0 million and payments on a seller note of $1.6 million.
The Company financed the acquisitions using a combination of existing cash and borrowings under its existing credit facility. The accounting for the acquisitions is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies.
2017 Acquisitions
During 2017, the Company completed acquisitions with an aggregate purchase price of $725.1 million, net of cash acquired of $96.3 million and inclusive of notes payable of $29.3 million. During 2017, the Company made investments in other businesses of $39 million.
Cambridge Global Payments
On August 9, 2017, the Company acquired Cambridge, a leading business to business (B2B) international payments provider, for approximately $616.0 million in cash, net of cash acquired of $94.5 million and inclusive of a note payable of $23.8 million. Cambridge processes B2B cross-border payments, assisting business clients in making international payments. The purpose of this acquisition is to further expand the Company's corporate payments footprint. The Company financed the acquisition using a combination of existing cash and borrowings under its existing credit facility. The results from Cambridge are reported in its North America segment. The following table summarizes the acquisition accounting for Cambridge (in thousands):

Restricted cash	$37,666
Trade and other receivables	61,806
Prepaid expenses and other current assets	15,190
Property and equipment	7,106
Other long term assets	10,025
Goodwill	500,212
Customer relationships and other identifiable intangible assets	271,793
Liabilities assumed	(197,335)
Deferred tax liabilities	(90,483)
Aggregate purchase price	$615,980
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Banking relationships	20	$705
Trade name and trademarks	Indefinite	35,110
Technology	5	16,039
Customer relationships - excluding Accounts Payable Solutions	7-18	178,190
Customer relationships - Accounts Payable Solutions	20	41,749
		$271,793
Along with the Company's acquisition of Cambridge, the Company signed noncompete agreements with certain parties with an estimated fair value of $5.8 million. Goodwill recorded is comprised primarily of expected synergies from combining the operations of the Company and Cambridge, as well as assembled workforce.
Other
During 2017, the Company acquired Creative Lodging Solutions ("CLS"), a small lodging tuck-in business, and a fuel card provider in Russia for approximately $109.1 million, net of cash acquired of $1.8 million and inclusive of a note payable of

$5.5 million. The Company financed the acquisitions using a combination of existing cash and borrowings under its existing credit facility.
The following table summarizes the acquisition accounting for the acquisitions (in thousands):

Trade and other receivables	$38,038
Prepaid expenses and other	1,426
Property and equipment	5,745
Goodwill	59,946
Other intangible assets	53,459
Liabilities assumed	(32,274)
Deferred tax liabilities	(17,218)
Aggregate purchase prices	$109,122
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade name and trademarks	1	$180
Technology	4	1,750
Customer relationships	8-10	51,529
		$53,459
Along with the Company's acquisition of CLS, the Company signed noncompete agreements with certain parties with an estimated fair value of $3.9 million.
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2017	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2018
Segment
North America	$3,084,123	$16,184	$4,036	$(16,468)	$3,087,875
International	1,631,700	—	20	(177,521)	1,454,199
	$4,715,823	$16,184	$4,056	$(193,989)	$4,542,074

	December 31, 2016	Acquisitions	Dispositions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2017
Segment
North America	$2,640,409	$534,777	$(92,046)	$—	$983	$3,084,123
International	1,554,741	21,325	—	3,752	51,882	1,631,700
	$4,195,150	$556,102	$(92,046)	$3,752	$52,865	$4,715,823
At December 31, 2018 and 2017, approximately $882.3 million and $988.0 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2018 and 2017 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2018			2017
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.1	$2,625,270	$(776,383)	$1,848,887	$2,698,428	$(605,347)	$2,093,081
Trade names and trademarks—indefinite lived	N/A	479,555	—	479,555	499,587	—	499,587
Trade names and trademarks—other	13.8	2,957	(2,501)	456	2,986	(2,207)	779
Software	6.0	212,733	(152,416)	60,317	219,019	(116,654)	102,365
Non-compete agreements	4.2	47,009	(28,314)	18,695	48,221	(19,076)	29,145
Total other intangibles		$3,367,524	$(959,614)	$2,407,910	$3,468,241	$(743,284)	$2,724,957
Changes in foreign exchange rates resulted in a $117.4 million decrease to the carrying values of other intangible assets in the year ended December 31, 2018. Changes in foreign exchange rates resulted in a $24.2 million increase to the carrying values of other intangible assets in the year ended December 31, 2017. Amortization expense related to intangible assets for the years ended December 31, 2018, 2017 and 2016 was $216.3 million, $211.8 million and $161.6 million, respectively.
The future estimated amortization of intangibles at December 31, 2018 is as follows (in thousands):

2019	$198,491
2020	179,005
2021	173,111
2022	160,403
2023	154,375
Thereafter	1,062,970
9. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2018	2017
Computer hardware and software	3 to 5	$291,404	$244,655
Card-reading equipment	4 to 6	20,117	25,462
Furniture, fixtures, and vehicles	2 to 10	18,308	18,846
Buildings and improvements	5 to 50	21,854	21,603
Property, plant and equipment, gross		351,683	310,566
Less: accumulated depreciation		(165,482)	(130,509)
Property, plant and equipment, net		$186,201	$180,057
Depreciation expense related to property and equipment for the years ended December 31, 2018, 2017, and 2016 was $52.9 million, $46.6 million and $36.5 million, respectively. Depreciation expense includes $24.2 million, $21.8 million and $17.7 million for capitalized computer software costs for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, the Company had unamortized computer software costs of $86.5 million and $75.8 million, respectively.

During 2018, the Company recorded a write-off of $8.7 million of capitalized software costs within other operating expense, net within its Consolidated Statements of Income.
10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2018	2017
Accrued bonuses	$20,553	$15,119
Accrued payroll and severance	15,932	18,500
Accrued taxes	85,346	63,698
Accrued commissions/rebates	60,593	47,198
Other	79,170	93,957
	$261,594	$238,472
11. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2018	2017
Term Loan A note payable (a), net of discounts	$2,515,519	$2,646,255
Term Loan B note payable (a), net of discounts	344,180	347,412
Revolving line of credit A Facility(a)	655,000	635,000
Revolving line of credit B Facility(a)	345,446	28,334
Revolving line of credit C Facility(a)	35,000	—
Revolving line of credit B Facility —foreign swing line(a)	—	6,879
Other debt(c)	37,902	43,736
Total notes payable and other obligations	3,933,047	3,707,616
Securitization Facility(b)	886,000	811,000
Total notes payable, credit agreements and Securitization Facility	$4,819,047	$4,518,616
Current portion	$2,070,616	$1,616,512
Long-term portion	2,748,431	2,902,104
Total notes payable, credit agreements and Securitization Facility	$4,819,047	$4,518,616
 _____________________

(a)
The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.53 billion and a term loan B facility in the amount of $350 million as of December 31, 2018. The revolving credit facility consists of (a) a revolving A facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with multi-currency borrowings and a sublimit for foreign swing line loans and, (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars,

Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On August 30, 2018, the Credit Agreement was amended to change the consolidated leverage ratio definition and the negative covenant related to indebtedness. On December 19, 2018, we entered into the fifth amendment to the Credit Agreement, which modified the term A loan and revolver pricing grid and extended the maturity date of the term A loan and revolving credit facilities to December 19, 2023. The maturity date for the term B loan is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans and at the Base Rate plus 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.

At December 31, 2018, the interest rate on the term A loan and the revolving A facility was 4.02%, the interest rate on the revolving B facility US Dollar borrowings ($220 million) was 3.97%, the interest rate on the revolving B facility GBP Borrowings ($125 million) was 2.23%, the interest rate on the term B loan was 4.52% and the interest rate on the revolving C facility was 4.00%. The unused credit facility fee was 0.30% for all revolving facilities at December 31, 2018.
The term loans are payable in quarterly installments due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than ten business days after such loan is made.
The Company has unamortized debt issuance costs of $8.3 million related to the revolving credit facility as of December 31, 2018. The Company has unamortized debt discounts of $9.5 million related to the term A facility and $0.6 million related to the term B facility and deferred financing costs of $0.9 million related to the term B facility at December 31, 2018. The effective interest rate incurred on term loans was 2.15% and 2.69% during 2018 and 2017, respectively, related to the discount on debt. Principal payments of $498.3 million were made on the term loans during 2018.

(b)
The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended on August 30, 2018. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of December 31, 2018 and 2017. The program fee was 2.52% plus 0.89% as of December 31, 2018 and 1.55% plus 0.86% as of December 31, 2017. The unused facility fee is payable at a rate of 0.40% as of December 31, 2018 and 2017. The Company has unamortized debt issuance costs of $1.3 million related to the Securitization Facility as of December 31, 2018 recorded within other assets in the consolidated balance sheet.

The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

(c)	Other includes the long-term portion of deferred payments associated with business acquisitions, deferred rent and deferred revenue.
The Company was in compliance with all financial and non-financial covenants at December 31, 2018.
The contractual maturities of the Company’s notes payable and other obligations at December 31, 2018 are as follows (in thousands):

2019	$1,184,616
2020	138,784
2021	128,236
2022	128,357
2023	2,022,265
Thereafter	330,789
12. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands) :

	2018	2017	2016
United States	$622,214	$524,669	$383,427
Foreign	472,911	368,921	259,492
Total	$1,095,125	$893,590	$642,919

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$165,303	$303,514	$147,406
State	26,036	19,234	10,725
Foreign	95,053	78,354	61,084
Total current	286,392	401,102	219,215
Deferred:
Federal	(19,688)	(255,188)	(18,723)
State	8,727	276	1,608
Foreign	8,211	7,200	(11,566)
Total deferred	(2,750)	(247,712)	(28,681)
Total provision	$283,642	$153,390	$190,534
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2018 and 35%, for 2017 and 2016, respectively, to income before income taxes for the years ended December 31, 2018, 2017 and 2016 due to the following (in thousands):

	2018		2017		2016
Computed “expected” tax expense	$229,976	21.0%	$312,756	35.0%	$225,022	35.0%
Changes resulting from:
Change in valuation allowance	25,193	2.8	18,289	2.0	11,952	1.9
Foreign income tax differential	9,921	0.9	(38,695)	(4.3)	(25,533)	(4.0)
State taxes net of federal benefits	20,480	1.9	12,884	1.4	9,439	1.5
Foreign-sourced nontaxable income	(28,861)	(2.6)	(8,836)	(1.0)	(13,659)	(1.2)
Foreign Withholding Tax	20,569	1.9	9,362	1.0	5,698	—
IRC Section 199 deduction	—	—	(8,844)	(1.0)	(7,731)	(1.2)
Excess Tax Benefits Related to Stock-Based Compensation	(19,255)	(1.8)	(18,058)	(2.0)	(11,974)	(1.9)
Impact of the Tax Act:
One-Time Transition Tax	—	—	195,779	21.9	—	—
Foreign Tax Credit - One-Time Transition Tax	17,385	1.6	(113,955)	(12.8)	—	—
Deferred Tax Effects	7,128	0.1	(209,965)	(23.5)	—	—
Sub-part F Income/GILTI	40,200	3.7	3,741	0.4	—	—
Foreign Tax Credits	(52,095)	(4.8)	—	—	—	—
Other	13,001	1.2	(1,068)	0.1	(2,680)	(0.4)
Provision for income taxes	$283,642	25.9%	$153,390	17.2%	$190,534	29.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$8,518	$6,752
Accrued expenses not currently deductible for tax	6,734	442
Stock based compensation	40,081	37,274
Income tax credits	26,770	376
Net operating loss carry forwards	53,221	41,168
Investments	39,062	37,804
Accrued escheat	3,608	4,768
Other	4,240	12,604
Deferred tax assets before valuation allowance	182,234	141,188
Valuation allowance	(90,366)	(59,349)
Deferred tax assets, net	91,868	81,839
Deferred tax liabilities:
Intangibles—including goodwill	(483,361)	(508,958)
Basis difference in investment in foreign subsidiaries	(38,200)	(39,287)
Property and equipment, prepaid expenses and other	(59,101)	(50,705)
Deferred tax liabilities	(580,662)	(598,950)
Net deferred tax liabilities	$(488,794)	$(517,111)
The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2018	2017
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$3,152	$1,801
Long term deferred tax liabilities	(491,946)	(518,912)
Net deferred tax liabilities	$(488,794)	$(517,111)
The valuation allowance for deferred tax assets changed during 2018 as follows (in thousands):

Balance at December 31, 2015	$62,605
Additions	13,790
Balance at December 31, 2016	76,395
Additions	5,332
Reduction in valuation allowance due to rate change from Tax Act	(22,378)
Balance at December 31, 2017	59,349
Additions based on changes in deferred tax assets	25,193
Increase in valuation allowance due to rate change from Tax Act	5,824
Balance at December 31, 2018	$90,366
The valuation allowances relate to basis differences in cost method investments, capital loss carryforwards, income tax credits, foreign net operating loss carryforwards and state net operating loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2018 was an increase of $25.2 million. The valuation increase from the prior year was primarily due to foreign tax credits generated in Luxembourg due to the payment of various withholding taxes outside of Luxembourg. The decrease in 2017 was primarily due to changes in the Company's deferred tax asset related to basis differences in an equity method investment. The increase in 2016 was primarily due to changes in the Company's deferred tax asset related to basis differences in a cost method investment.
As of December 31, 2018, the Company had a net operating loss carryforward for state income tax purposes of approximately $552.4 million that is available to offset future state taxable income through 2029. Additionally, the Company had $68.9 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $416.7 million of the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.
During 2018 and 2017, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $1.5 million and $1.3 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2015	$21,834
Additions based on tax provisions related to the current year	3,332
Additions based on tax provisions related to the prior year	2,496
Deductions based on settlement/expiration of prior year tax positions	(1,507)
Unrecognized tax benefits at December 31, 2016	26,155
Additions based on tax provisions related to the current year	4,143
Additions for tax positions due to acquisitions	9,208
Additions based on tax provisions related to the prior year	1,171
Deductions based on settlement/expiration of prior year tax positions	(9,119)
Unrecognized tax benefits at December 31, 2017	31,558
Additions based on tax provisions related to the current year	3,755
Additions based on tax provisions related to the prior year	3,000
Deductions based on settlement/expiration of prior year tax positions	(4,161)
Unrecognized tax benefits at December 31, 2018	$34,152
As of December 31, 2018, the Company had total unrecognized tax benefits of $34.2 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2016. The statute of limitations has expired for years prior to 2015 for the Company’s Czech Republic income tax returns, 2015 for the Company’s Russian income tax returns, 2013 for the Company’s Mexican income tax returns, 2013 for the Company’s Brazilian income tax returns, 2013 for the Company’s Luxembourg income tax returns, 2014 for the Company’s New Zealand income tax returns, and 2016 for the Company’s Australian income tax returns.
Tax Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act introduced significant changes to U.S. income tax law. The following changes resulted from the Tax Act: (1) reduced the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) required companies to pay a one-time Deemed Repatriation Transition Tax (“Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that can be paid over eight years; (3) introduced a new tax designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (4) repealed the domestic production activity deduction beginning January 1, 2018; (5) added new limitations on the deductibility of certain executive compensation; and (6) added a new limitation on the deduction of interest expense beginning January 1, 2018.
The SEC staff issued SAB 118 on December 22, 2017, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its consolidated financial statements as of December 31, 2017 in accordance with SAB 118. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company made adjustments, over the course of the year to the provisional amounts including refinements to deferred taxes. The accounting for the tax effects of the Tax Act has been completed as of December 31, 2018.
The Company recognized a provisional net tax benefit of $128.2 million as of December 31, 2017. During the tax year ended December 31, 2018, the Company finalized its accounting for the income tax effects of the Tax Act in accordance with its understanding of the Tax Act and the guidance available as of the date of this filing. After the adjustments recognized during 2018, the overall net tax benefit of the Tax Act was adjusted to $103.7 million. The Company recognized the following measurement period adjustments to the provisional amount included in 2017.
One-time Transition Tax
The Tax Act required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The Company recorded a provisional amount for its one-time transitional tax liability of $81.8 million as of December 31, 2017. After the adjustments recognized during 2018, the provisional amount for the Company's one-time transition tax liability and income tax expense was $99.2 million, which represented its final transition tax liability. The increase to the transition tax was primarily the result of the Company's final foreign tax pools being lower than its estimated foreign tax pools, resulting in a decrease to utilized foreign tax credits. There were no other changes made to the one-time transition tax in 2018.
On January 15, 2019, the IRS finalized regulations that govern the transition tax. The Company is in the process of analyzing these regulations. The Company does not expect any material impact to its financial statements as a consequence of the final regulations.
Deferred Tax Effects
Due to the change in the statutory tax rate from the Tax Act, the Company remeasured its deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The Company recognized a deferred tax benefit of $210 million to reflect the reduced U.S. tax rate and other effects of the Tax Act as of December 31, 2017. The final deferred tax benefit was adjusted to $202.9 million during the one-year measurement period. The reduced benefit on deferred taxes was driven by the reduced federal benefit received on state income taxes as a result of the lower federal tax rate enacted by the Tax Act.
The Company has not recorded incremental income taxes for any additional outside basis differences of approximately $1.5 billion in its investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
Executive Compensation under Sec. 162(m)
The Tax Act repeals the exceptions to the section 162(m) deduction limitation for commissions and performance-based compensation. The Tax Act provides a transition rule which states that the expansion of section 162(m) does not apply to any remuneration paid under a written, binding contract in effect on November 2, 2017, which was not materially modified on or after this date. The Tax Act did not specifically define the criteria for a binding contract and no further guidance was provided on this topic during the tax year ended December 31, 2017. Additional guidance in the form of IRS Notice 2018-68 was received during the year ended December 31, 2018. Based on analysis of IRS Notice 2018-68, the Company determined there would be no impact to the 162(m) calculation for share-based awards granted prior to November 2, 2017. The Company has determined the calculation to be complete and no change was made during the measurement period.
Global Intangible Low Taxed Income (GILTI)
The U.S. tax law changes created new rules that allow the Company to make an accounting policy election to treat taxes due on GILTI inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company has elected to treat the GILTI inclusion as a current period expense. The Company recorded tax expense related to GILTI, net of allowable foreign tax credits, of $10.2 million for the tax year ended December 31, 2018.

13. Leases
The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2019	$19,678
2020	16,658
2021	14,823
2022	11,733
2023	11,017
Thereafter	24,374
Rent expense for noncancelable operating leases approximated $22.4 million, $18.4 million and $15.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The leases are generally renewable at the Company’s option for periods of one to five years.
14. Commitments and Contingencies
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
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on the parties’ anticipated motions for summary judgment in the putative shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia.  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The plaintiff alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the plaintiff asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The plaintiff seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present.  Fleetcor LLC’s response to the complaint is not yet due.  Fleetcor LLC disputes the allegations in the complaint and intends to defend itself vigorously against these claims.

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
15. Dispositions
Chevron Portfolio
The Company completed the sale of the Chevron customer portfolio to WEX inc. resulting in a pre-tax gain of $152.8 million during the fourth quarter of 2018. The gain on the disposal is included in Other (income) expense in the Consolidated Statements of Income. The asset was previously reported within the Company's North America segment.
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
On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method. As a result of our loss of significant influence and the operating results of Masternaut, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a $44.6 million impairment loss in the Masternaut investment that included an adjustment for $31.4 million of currency translation losses previously recognized in accumulated other comprehensive income, in the accompanying Consolidated Statements of Income in 2017.
16. Derivative Financial Instruments
The Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers. As a result of the Cambridge acquisition during 2017, the Company writes derivatives, primarily foreign currency forward contracts, option contracts, and swaps, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity.
Derivative transactions associated with the Company's Cambridge business include:

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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of December 31, 2018 and 2017 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

	Net Notional
	2018	2017
Foreign exchange contracts:
Swaps	$929.5	$515.4
Futures, forwards and spot	3,249.9	3,274.5
Written options	3,688.8	2,934.2
Purchased options	2,867.2	2,314.1
Total	$10,735.4	$9,038.2
The majority of customer foreign exchange contracts are written in major currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheet as of December 31, 2018 and 2017 (in millions):

December 31, 2018	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$109.5	$112.9	$68.8	$72.1
Cash collateral	9.6	73.1	9.6	73.1
Total net derivative assets and liabilities	$99.9	$39.8	$59.2	$(1.0)

December 31, 2017	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Over the counter	$80.4	$68.2	$39.0	$26.8
Exchange traded	—	0.1	—	0.1
Foreign exchange contracts	80.4	68.3	39.0	26.9
Cash collateral	12.5	10.9	12.5	10.9
Total net derivative assets and liabilities	$67.9	$57.4	$26.5	$16.0
The fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable have been netted to present the Company's net exposure with these counterparties. The Company recognizes all derivative assets, net in prepaid expense and other current assets and all derivative liabilities, net in other current liabilities, both net at the customer level as right of offset exists, in its Consolidated Balance Sheets at their fair value. The gain or loss on the fair value is recognized immediately within revenues, net in the Consolidated Statements of Income. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At December 31, 2018, $68.8 million derivative assets and $72.1 million derivative liabilities were recorded in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheet. At December 31, 2017, $39.0 million derivative assets and $26.9 million derivative liabilities were recorded in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheet. The Company receives cash from customers as collateral for trade exposures, which is recorded within restricted cash and customer deposits in the Consolidated Balance Sheet. The customer has the right to recall their collateral in the event exposures move in their favor, they unwind all outstanding trades or they cease to do business with the Company.
17. Earnings Per Share
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

The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2018	2017	2016
Net income	$811,483	$740,200	$452,385
Denominator for basic earnings per share	88,750	91,129	92,597
Dilutive securities	3,401	2,465	2,616
Denominator for diluted earnings per share	92,151	93,594	95,213
Basic earnings per share	$9.14	$8.12	$4.89
Diluted earnings per share	8.81	7.91	4.75
Diluted earnings per share for the years ended December 31, 2018, 2017, and 2016 excludes the effect 0.4 million, 0.1 million and 0.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.1 million, 0.3 million and 0.2 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the years ended December 31, 2018, 2017 and 2016, respectively.
18. Segments
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
The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2018[1]	2017	2016
Revenues, net:
North America	$1,571,466	$1,428,711	$1,279,102
International	862,026	820,827	552,444
	$2,433,492	$2,249,538	$1,831,546
Operating income:
North America	$673,867	$541,598	$506,414
International	416,831	342,162	247,739
	$1,090,698	$883,760	$754,153
Depreciation and amortization:
North America	$154,405	$139,418	$129,653
International	120,204	125,142	73,603
	$274,609	$264,560	$203,256
Capital expenditures:
North America	$36,514	$40,747	$39,000
International	44,873	29,346	20,011
	$81,387	$70,093	$59,011
Long-lived assets (excluding goodwill and investments):
North America	$1,799,149	$1,888,599	$1,664,224
International	942,594	1,131,610	1,203,465
	$2,741,743	$3,020,209	$2,867,689
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
The table below presents the Company's long-lived assets (excluding goodwill and investments) at December 31 (in thousands).

	2018	2017
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,721,419	$1,808,043
Brazil	541,891	688,809
United Kingdom	274,530	294,039
No single customer represented more than 10% of the Company’s consolidated revenue in 2018, 2017 and 2016.

19. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2018*	First	Second	Third	Fourth
Revenues, net	$585,500	$584,985	$619,586	$643,422
Operating income	260,087	264,783	281,090	284,738
Net income	174,937	176,852	157,694	302,000
Basic earnings per share	$1.95	$1.98	$1.78	$3.45
Diluted earnings per share	1.88	1.91	1.71	3.33
Weighted average shares outstanding:
Basic shares	89,765	89,169	88,456	87,636
Diluted shares	93,250	92,702	92,081	90,703

Fiscal Quarters Year Ended December 31, 2017	First	Second	Third	Fourth
Revenues, net	$520,433	$541,237	$577,877	$609,991
Operating income	195,068	216,043	232,637	240,012
Net income	123,693	130,987	202,823	282,696
Earnings per share:
Basic earnings per share	$1.34	$1.42	$2.23	$3.15
Diluted earnings per share	1.31	1.39	2.18	3.05
Weighted average shares outstanding:
Basic shares	92,108	92,013	90,751	89,676
Diluted shares	94,560	94,223	93,001	92,623
*2018 quarterly amounts reflect the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its annual report on Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect the impact of ASC 606. See footnote 2, "Summary of Significant Accounting Policies", in the accompanying notes to the audited consolidated financial statements.
The sum of the quarterly earnings per common share amounts for 2018 and 2017 may not equal the earnings per common share for the 2018 and 2017 due to rounding.
The fourth quarter of 2018 includes: the $152.8 million gain as a result of the sale of the Chevron portfolio, a write-off of capitalized software costs of $8.8 million, a legal settlement of $5.5 million and restructuring costs of $5.0 million.
The fourth quarter of 2017 includes: the provisional net tax benefit of $128.2 million as a result of the Tax Act, an $11 million relating to a legal settlement, a $36.1 million impairment charge related to the Company’s minority investment in Masternaut, partially offset by a $31.8 million decrease in non-cash stock based compensation expense.

20. Subsequent Events
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55%. The purpose of these contracts is to eliminate the variability of cash flows in interest payments associated with $2 billion of the Company's variable rate debt, the sole source of which is due to changes in the 1-month LIBOR benchmark interest rate. The Company anticipates that these derivative instruments will be designated and qualify as cash flow hedging instruments to reduce the exposure to changes in interest rates. The effective date of the hedges is January 31, 2019 and the maturity dates are January 31, 2022, January 31, 2023 and December 19, 2023, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2018, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FleetCor Technologies, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited FleetCor Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, FleetCor and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the FleetCor Technologies, Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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
March 1, 2019

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 12, 2019 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 8, 2018)

4.1
Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.1*
Form of Indemnity Agreement entered into between FLEETCOR and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on June 29, 2010)

10.2*
FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.3*
First Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.4*
Second Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.5*
Third Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.6*
Fourth Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.7*
Form of Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.8*
Form of Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.9*
Form of Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on May 20, 2010)

10.10*
FLEETCOR Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.11*
Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.12*
Offer Letter, dated September 20, 2002, between FLEETCOR Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.13*
Service Agreement, dated July 9, 2007, between FLEETCOR Technologies, Inc. and Andrew R. Blazye (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.14
Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FLEETCOR Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 8, 2010)

10.15
First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, filed with the SEC with the SEC on March 25, 2011)

10.16
Form of Indemnity Agreement to be entered into between FLEETCOR and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on June 29, 2010)

10.17
Form of Director Restricted Stock Grant Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.18*
Form of Employee Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.19*
Form of Employee Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC on November 30, 2010)

10.20*
Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.21
Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.22*
Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FLEETCOR Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, file number 333-166092, filed with the SEC with the SEC on November 30, 2010)

10.23
Arrangement Agreement Among FLEETCOR Luxembourg Holdings2 S.À.R.L, FLEETCOR Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012)

10.24
Repurchase Agreement, dated November 26, 2012, among the Company and the Repurchase Stockholders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K, filed with the SEC on November 27, 2012)

10.25*
FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective February 7, 2018 (incorporated by reference from Appendix A to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed with the SEC on February 12, 2018 )

10.26	FLEETCOR Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the registrant’s Proxy Statement, filed with the SEC on April 18, 2014)

10.27
Credit Agreement, dated October 24, 2014, among FLEETCOR Technologies Operating Company, LLC, as Borrower, FLEETCOR Technologies, Inc., as Parent, FLEETCOR Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q filed with the SEC on November 10, 2014)

10.28
Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FLEETCOR Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K, filed with the SEC on November 17, 2014)

10.29
Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FLEETCOR Technologies, Inc. and FLEETCOR Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.30
Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FLEETCOR Funding LLC (incorporated by reference to Exhibit 10.33 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.31
Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.34 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.32
Investor Rights Agreement, dated November 14, 2014, between FLEETCOR Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.35 to the registrant’s Form 10-K, file number 001-35004, filed with the SEC on March 2, 2015)

10.33*
Offer Letter, dated June 19, 2013, between FLEETCOR Technologies, Inc. and John A. Reed (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q, filed with the SEC on May 12, 2014)

10.34*
Offer Letter, dated July 29, 2014, between FLEETCOR Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on May 11, 2015)

10.35
First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, file number 001-35004, filed with the SEC on November 9, 2015)

10.36*
Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K, file number 001-35004, filed with the SEC on February 29, 2016)

10.37
Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, file number 001-35004, filed with the SEC on February 29, 2016)

10.40
First Amendment to Credit Agreement and Lender Joiner Agreement, dated as of August 22, 2016, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, filed with the SEC on November 9, 2016)

10.41
Second Amendment to Credit Agreement, dated as of January 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K, filed with the SEC on March 1, 2017)

10.42
Third Amendment to Credit Agreement, dated as of August 2, 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, filed with the SEC on August 8, 2017)

10.43
Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2017, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC, PNC Bank, National Association, as administrator for a group of purchasers and purchase agents, and certain other parties (incorporated by reference to Exhibit 10.43 to the registrant's Form 10-K, filed with the SEC on March 1, 2018)

10.44
Offer letter, dated September 10, 2015, between FLEETCOR Technologies, Inc. and Alexey Gavrilenya (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, filed with the SEC on May 10, 2018)

10.45
Fourth Amendment to Credit Agreement, dated August 30, 2018, among FleetCor Technologies Operating Company, LLC, FleetCor Technologies Operating Company, LLC, FleetCor Technologies, Inc., the designated borrowers party thereto, Cambridge Mercantile Corp. (U.S.A.), the other guarantors party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, filed with the SEC on November 8, 2018)

10.46
Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated August 30, 2018, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, filed with the SEC on November 8, 2018)

10.47
Fifth Amendment to Credit Agreement, dated as of December 19, 2018, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 1, 2019.

FLEETCOR Technologies, Inc.

By:	/S/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 1, 2019.

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