Form 10-Q
period 2019-03-31
FLEETCOR TECHNOLOGIES INC
filed 2019-05-10
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2019
Common Stock, $0.001 par value	86,193,402

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLT	NYSE

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Months Ended March 31, 2019

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2019[1]	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,057,465	$1,031,145
Restricted cash	315,106	333,748
Accounts and other receivables (less allowance for doubtful accounts of $66,194 at March 31, 2019 and $59,963 at December 31, 2018)	1,655,459	1,425,815
Securitized accounts receivable—restricted for securitization investors	942,000	886,000
Prepaid expenses and other current assets	202,029	199,278
Total current assets	4,172,059	3,875,986
Property and equipment, net	186,251	186,201
Goodwill	4,549,099	4,542,074
Other intangibles, net	2,355,639	2,407,910
Investments	26,506	42,674
Other assets	225,361	147,632
Total assets	$11,514,915	$11,202,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,518,827	$1,117,649
Accrued expenses	311,357	261,594
Customer deposits	768,342	926,685
Securitization facility	942,000	886,000
Current portion of notes payable and lines of credit	865,318	1,184,616
Other current liabilities	156,254	118,669
Total current liabilities	4,562,098	4,495,213
Notes payable and other obligations, less current portion	2,708,251	2,748,431
Deferred income taxes	494,025	491,946
Other noncurrent liabilities	219,574	126,707
Total noncurrent liabilities	3,421,850	3,367,084
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 123,406,538 shares issued and 86,189,402 shares outstanding at March 31, 2019; and 123,035,859 shares issued and 85,845,344 shares outstanding at December 31, 2018	123	123
Additional paid-in capital	2,382,179	2,306,843
Retained earnings	3,989,763	3,817,656
Accumulated other comprehensive loss	(934,192)	(913,858)
Less treasury stock, 37,217,136 shares at March 31, 2019 and 37,190,515 shares at December 31, 2018	(1,906,906)	(1,870,584)
Total stockholders’ equity	3,530,967	3,340,180
Total liabilities and stockholders’ equity	$11,514,915	$11,202,477

See accompanying notes to unaudited consolidated financial statements.
[1] Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using the modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. Refer to footnote 2.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2019	2018
Revenues, net	$621,825	$585,500
Expenses:
Processing	129,114	116,485
Selling	49,261	47,111
General and administrative	92,784	90,370
Depreciation and amortization	67,445	71,502
Other operating, net	(955)	(55)
Operating income	284,176	260,087
Investment loss	15,660	—
Other expense (income), net	220	(297)
Interest expense, net	39,055	31,065
Total other expense	54,935	30,768
Income before income taxes	229,241	229,319
Provision for income taxes	57,134	54,382
Net income	$172,107	$174,937
Basic earnings per share	$2.00	$1.95
Diluted earnings per share	$1.93	$1.88
Weighted average shares outstanding:
Basic shares	85,941	89,765
Diluted shares	89,244	93,250

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$172,107	$174,937
Other comprehensive (loss) income:
Foreign currency translation gains, net of tax	373	43,254
Net change in derivative contracts, net of tax	(20,707)	—
Total other comprehensive (loss) income	(20,334)	43,254
Total comprehensive income	$151,773	$218,191
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
Net income	—	—	172,107	—	—	172,107
Other comprehensive loss, net of tax	—	—	—	(20,334)	—	(20,334)
Acquisition of common stock	—	33,000	—	—	(36,322)	(3,322)
Share-based compensation	—	12,541	—	—	—	12,541
Issuance of common stock	—	29,795	—	—	—	29,795
Balance at March 31, 2019	$123	$2,382,179	$3,989,763	$(934,192)	$(1,906,906)	$3,530,967

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$122	$2,214,224	$2,958,921	$(551,857)	$(944,888)	$3,676,522
Net income	—	—	174,937	—	—	174,937
Cumulative effect of change in accounting principle	—	—	47,252	—	—	47,252
Other comprehensive income from currency, net of tax of $0	—	—	—	43,254	—	43,254
Acquisition of common stock	—	—	—	—	(88,292)	(88,292)
Share-based compensation	—	14,403	—	—	—	14,403
Issuance of common stock	1	19,975	—	—	—	19,976
Balance at March 31, 2018	$123	$2,248,602	$3,181,110	$(508,603)	$(1,033,180)	$3,888,052

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2019¹	2018
Operating activities
Net income	$172,107	$174,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,132	12,397
Stock-based compensation	12,541	14,403
Provision for losses on accounts receivable	22,164	11,997
Amortization of deferred financing costs and discounts	1,205	1,339
Amortization of intangible assets and premium on receivables	52,313	59,105
Deferred income taxes	(2,696)	(4,829)
Investment loss	15,660	—
Other non-cash operating income	(1,574)	(57)
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	(302,395)	(288,152)
Prepaid expenses and other current assets	644	32,074
Other assets	(14,517)	(7,101)
Accounts payable, accrued expenses and customer deposits	326,910	194,589
Net cash provided by operating activities	297,494	200,702
Investing activities
Acquisitions, net of cash acquired	—	(3,875)
Purchases of property and equipment	(14,506)	(15,214)
Other	—	(3,642)
Net cash used in investing activities	(14,506)	(22,731)
Financing activities
Proceeds from issuance of common stock	29,795	19,975
Repurchase of common stock	(3,322)	(88,292)
Borrowings on securitization facility, net	56,000	18,000
Deferred financing costs paid and debt discount	(284)	—
Principal payments on notes payable	(32,438)	(34,500)
Borrowings from revolver	—	420,258
Payments on revolver	(353,638)	(439,351)
Borrowings on swing line of credit, net	31,032	5,009
Other	(63)	(92)
Net cash used in financing activities	(272,918)	(98,993)
Effect of foreign currency exchange rates on cash	(2,392)	12,653
Net increase in cash and cash equivalents and restricted cash	7,678	91,631
Cash and cash equivalents and restricted cash, beginning of period	1,364,893	1,130,870
Cash and cash equivalents and restricted cash, end of period	$1,372,571	$1,222,501
Supplemental cash flow information
Cash paid for interest	$46,904	$35,634
Cash paid for income taxes	$17,894	$16,830

[1] Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using the modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. Refer to footnote 2.

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2019
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains of $0.03 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The Company recorded foreign currency losses on long-term intra-entity transactions of $77.0 million and $24.4 million for the three months ended March 31, 2019 and 2018, respectively, included as a component of foreign currency translation (losses) gains, net of tax, on the Unaudited Consolidated Statements of Comprehensives Income.
Derivatives

The Company uses derivatives to (a) minimize its exposures related to changes in interest rates and (b) facilitate cross-currency corporate payments by writing derivatives to customers.

The Company is exposed to the risk of increasing interest rates because our borrowings are subject to variable interest rates. In order to mitigate this risk, the Company has elected to engage in the use of derivative instruments. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other assets or other liabilities and offset against accumulated other comprehensive income/loss, net of tax. Cash flow hedges consist of hedges a portion of the Company's variable rate debt. Derivative fair value changes that are captured in accumulated other comprehensive income/loss are reclassified to earnings in the same period or periods the hedged item affects earnings, to the extent the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in interest expense, net in the unaudited consolidated statements of income.
At Cambridge Global Payments ("Cambridge"), the Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The majority of Cambridge's revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, Cambridge also writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. The changes in fair value related to these contracts are recorded in revenues, net in the Unaudited Consolidated Statements of Income.
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

Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of Topic 606, represent approximately 80% of total consolidated revenues, net, for the three months ended March 31, 2019.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three months ended March 31 was as follows:

Revenues, net by Product Category	Three Months Ended March 31,		Three Months Ended March 31,
	2019	%	2018 [2]	%
Fuel [1]	283	45%	265	45%
Corporate Payments	110	18%	95	16%
Tolls [1]	89	14%	90	15%
Lodging	42	7%	39	7%
Gift	48	8%	49	8%
Other[1]	49	8%	48	8%
Consolidated Revenues, net	622	100%	586	100%
Revenue by geography (in millions) for the three months ended March 31 was as follows:

Revenues, net by Geography	Three Months Ended March 31,		Three Months Ended March 31,
	2019	%	2018	%
United States	371	60%	344	59%
Brazil	106	17%	107	18%
United Kingdom	68	11%	64	11%
Other	77	12%	71	12%
Consolidated Revenues, net	622	100%	586	100%

[1]Reflects certain reclassifications of revenue between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the reclassification of the E-Cash/OnRoad product being realigned to fuel from other.

[2] Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $76.1 million and $30.6 million as of March 31, 2019 and December 31, 2018, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized in the three months ended March 31, 2019, that was included in the deferred revenue contract liability as of December 31, 2018 was approximately $16.2 million.

Spot Trade Offsetting

The Company uses spot trades to facilitate cross-currency corporate payments in its Cambridge business. Timing in the receipt of cash from the customer results in intermediary balances in the receivable from the customer and the payment to the customer's counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's net exposure with these counterparties, with the receivables from the customer. The Company recognizes all spot trade assets, net in prepaid expense and other current assets and all spot trade liabilities, net in other current liabilities, each net at the customer level, in its Consolidated Balance Sheets at their fair value.
Adoption of New Accounting Standards
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective approach, as discussed further in Footnote 2.
Accounting for Derivative Financial Instruments
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance is effective for the Company for reporting periods beginning after December 15, 2018, and interim periods within those years. The Company adopted this guidance on January 1, 2019, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The guidance did simplify the Company's accounting for interest rate swap hedges allowing more time for the initial hedge effectiveness documentation and a qualitative assessment at each quarter end for continued effectiveness assessment.
In October 2018, the FASB issued ASU 2018-16, which amends ASC 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate, Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which amends the hedge accounting to add overnight index swap rates based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. The Company adopted this guidance on January 1, 2019, which did not have a material impact on the Company's results of operations, financial condition, or cash flows.
Comprehensive Income Classification
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Tax Act"). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. The Company adopted this guidance on January 1, 2019 and elected to not reclassify any items to retained earnings.
Non-Employee Share-Based Payments
In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting", that supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The Company adopted this guidance on January 1, 2019, which had no impact on the Company's results of operations, financial condition, or cash flows.

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
2. Leases
Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective method. Under this transition method, the Company has not restated comparative periods, and prior comparative periods will be reported under the prior guidance, ASC 840.  On January 1, 2019, based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use (“ROU”) assets of $55.9 million and lease liabilities for operating leases of $65.5 million. At March 31, 2019, other assets includes a ROU asset of $66.1 million, other current liabilities includes short term operating lease liabilities of $14.3 million, and other non-current liabilities includes long term lease liabilities of $64.6 million. Finance leases are immaterial.
The Company primarily leases office space, data centers, vehicles, and equipment. Some of our leases contain variable lease payments, typically payments based on an index. The Company’s leases have remaining lease terms of one year to thirty years, some of which include options to extend from one to five years or more. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in ROU assets and lease liabilities as they are not reasonably certain of exercise. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement, for the purposes of transition, the rate in effect at January 1, 2019. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability as of the modification date.
For contracts entered into on or after the effective date or at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases. Therefore, leases entered into prior to January 1, 2019, are accounted for under the prior accounting standard and were not reassessed. The Company has also elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases would not be material our ROU assets and lease liability.

Under ASC 842, a Company discounts future lease obligations by the rate implicit in the contract, unless the rate cannot be readily determined. As most of our leases do not provide an implicit rate, the Company uses our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In determining the borrowing rate, the Company considered the applicable lease terms, the Company's cost of borrowing, and for leases denominated in a foreign currency, the collateralized borrowing rate that the Company would obtain to borrow in the same currency in which the lease is denominated.

Total lease costs for the three months ended March 31, 2019 were $4.4 million.
The supplementary cash and non-cash disclosures for the three months ended March 31, 2019 are as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$4,607
Right-of-use assets obtained in exchange for new operating lease obligations [1]	$69,744
Weighted-average remaining lease term (years)	7.5
Weighted-average discount rate	3.73%
[1] Includes $55.9 million for operating leases existing on January 1, 2019
Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

2020	$16,570
2021	14,540
2022	11,543
2023	9,720
2024	8,580
Thereafter	31,802
Total Lease Payments	92,755
Less imputed interest	(13,844)
Present value of lease liabilities	$78,911
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
The Company’s accounts receivable and securitized accounts receivable include the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Gross domestic accounts receivable	$746,954	$668,154
Gross domestic securitized accounts receivable	942,000	886,000
Gross foreign receivables	974,699	817,624
Total gross receivables	2,663,653	2,371,778
Less allowance for doubtful accounts	(66,194)	(59,963)
Net accounts and securitized accounts receivable	$2,597,459	$2,311,815
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the three month period ended March 31 is as follows (in thousands):

	2019	2018
Allowance for doubtful accounts beginning of period	$59,963	$46,031
Provision for bad debts	22,164	11,997
Write-offs	(15,933)	(9,039)
Allowance for doubtful accounts end of period	$66,194	$48,989
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis at March 31, 2019 and December 31, 2018, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Repurchase agreements	$625,926	$—	$625,926	$—
Money market	50,891	—	50,891	—
Certificates of deposit	35,156	—	35,156	—
Foreign exchange contracts	40,074	—	40,074	—
Total assets	$752,047	$—	$752,047	$—
Cash collateral for foreign exchange contracts	$8,111	$—	$—	$—
Liabilities:
Interest rate swaps	$27,569	$—	$27,569
Foreign exchange contracts	39,977	—	39,977	—
Total liabilities	$67,546	$—	$67,546	$—
Cash collateral obligation for foreign exchange contracts	$40,832	$—	$—	$—

December 31, 2018
Assets:
Repurchase agreements	$581,293	$—	$581,293	$—
Money market	50,644	—	50,644	—
Certificates of deposit	22,412	—	22,412	—
Foreign exchange contracts	68,814	21	68,793	—
Total assets	$723,163	$21	$723,141	$—
Cash collateral for foreign exchange contracts	$9,644	$—	$—	$—
Liabilities:
Foreign exchange contracts	$72,125	$—	$72,125	$—
Total liabilities	$72,125	$—	$72,125	$—
Cash collateral obligation for foreign exchange contracts	$73,140	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Unaudited Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Unaudited Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents what would be received and or paid by the Company if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in the Company's Unaudited Consolidated Balance Sheet. Cash collateral paid for foreign exchange derivatives is recorded within restricted cash in the Company's Unaudited Consolidated Balance Sheet. The carrying value of interest rate swap contracts is at fair value, which is determined based on current and forward interest rates as of the balance sheet date and is classified within Level 2.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2019 and 2018.
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
For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates.
The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company's derivatives are straightforward over-the-counter instruments with liquid markets.
The Company regularly evaluates the carrying value of its investments and during the first quarter of 2019, determined that the fair value of its telematics investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. Since initial date of investments, the Company has recorded cumulative impairment losses of $136.3 million.
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
5. Stockholders' Equity
The Company's Board of Directors has approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $2.1 billion of its common stock over the following 18 month period. The Program was updated most recently on January 23, 2019, the Company's Board of Directors, with an authorized increase in the size of the program by an additional $500 million. With the increase and giving effect to the Company's $1.6 billion of previous repurchases, the Company may repurchase up to $545 million in shares of its common stock at any time prior to February 1, 2020.
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
On December 14, 2018, as part of the Program, the Company entered an accelerated stock repurchase agreement ("2018 ASR Agreement") with a third-party financial institution to repurchase $220 million of its common stock. Pursuant to the 2018 ASR Agreement, the Company delivered $220 million in cash and received 1,057,035 shares based on a stock price of $176.91 on December 14, 2018. The 2018 ASR Agreement was completed on January 29, 2019, at which time the Company received 117,751 additional shares based on a final weighted average per share purchase price during the repurchase period of $187.27.

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
Since the beginning of the Program, 9,052,163 shares for an aggregate purchase price of $1.6 billion have been repurchased.
6. Stock-Based Compensation

The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees.

On February 7, 2018, the stockholders of the Company approved the FleetCor Technologies, Inc. Amended and Restated 2010 Equity Incentive Plan (the "Amended Plan") which was authorized and approved by the Company's Board of Directors on December 20, 2017. The Amended Plan amends the Company’s existing 2010 Equity Incentive Plan (as amended, the "Prior Plan") to, among other things, increase the number of shares of common stock available for issuance from 13,250,000 to 16,750,000 and make certain other amendments to the Prior Plan.
The table below summarizes the expense related to share-based payments recognized in the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$10,165	$10,699
Restricted stock	2,376	3,704
Stock-based compensation	$12,541	$14,403
The tax benefits recorded on stock based compensation were $9.9 million and $8.1 million for the three months ended March 31, 2019 and 2018, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2019 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$53,415	1.21
Restricted stock	11,967	0.75
Total	$65,382

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

The following summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2019 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,616	$117.58	5,174	$98.39		$518,954
Granted	140	255.47			$56.47
Exercised	(278)	107.15				38,752
Forfeited	(18)	153.37
Outstanding at March 31, 2019	7,460	$119.91	4,987	$98.80		$945,049
Expected to vest as of March 31, 2019	2,473	$162.48
The aggregate intrinsic value of stock options exercisable at March 31, 2019 was $737.0 million. The weighted average remaining contractual term of options exercisable at March 31, 2019 was 5.1 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the three months ended March 31, 2019 and 2018:

	March 31,
	2019	2018
Risk-free interest rate	2.49%	2.46%
Dividend yield	—	—
Expected volatility	26.64%	27.11%
Expected life (in years)	4.0	3.9
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
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	174	$190.73
Granted	77	228.53
Vested	(104)	201.05
Canceled or forfeited	(23)	209.43
Outstanding at March 31, 2019	124	$216.03
7. Acquisitions
2018 Acquisitions
On December 27, 2018, the Company completed an acquisition of an online gift card solution provider with an aggregate purchase price of $17.0 million, net of cash acquired of $11.0 million and made deferred payments of $3.9 million related to acquisitions occurring in prior years. The accounting for this acquisition is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies. The following table summarizes the preliminary acquisition accounting for the acquisition (in thousands):

Trade and other receivables	$10,214
Prepaid expenses and other	267
Property and equipment	161
Other long term assets	135
Goodwill	18,896
Customer relationships and other identifiable intangible assets	9,170
Liabilities assumed	(19,423)
Deferred tax liabilities	(2,376)
Aggregate purchase price	$17,044

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Customer relationships and other identifiable intangible assets	10	$9,170
		$9,170

During 2018, the Company acquired other assets of $4.2 million and payments on a seller note for a prior acquisition of $1.6 million. The Company financed the acquisitions using a combination of existing cash and borrowings under its existing credit facility.
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2018	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2019
Segment
North America	$3,087,875	$2,711	$4,574	$3,095,160
International	1,454,199	—	(260)	1,453,939
	$4,542,074	$2,711	$4,314	$4,549,099

As of March 31, 2019 and December 31, 2018, other intangible assets consisted of the following (in thousands):

		March 31, 2019			December 31, 2018
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.1	$2,620,473	$(818,268)	$1,802,205	$2,625,270	$(776,383)	$1,848,887
Trade names and trademarks—indefinite lived	N/A	479,421	—	479,421	479,555	—	479,555
Trade names and trademarks—other	14.3	4,959	(2,577)	2,382	2,957	(2,501)	456
Software	5.9	213,601	(159,491)	54,110	212,733	(152,416)	60,317
Non-compete agreements	4.1	47,971	(30,450)	17,521	47,009	(28,314)	18,695
Total other intangibles		$3,366,425	$(1,010,786)	$2,355,639	$3,367,524	$(959,614)	$2,407,910
Changes in foreign exchange rates resulted in a $4.3 million increase to the carrying values of other intangible assets in the three months ended March 31, 2019. Amortization expense related to intangible assets for the three months ended March 31, 2019 and 2018 was $51.2 million and $57.8 million, respectively.

9. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2019	December 31, 2018
Term Loan A note payable (a), net of discounts	$2,484,495	$2,515,519
Term Loan B note payable (a), net of discounts	343,319	344,180
Revolving line of credit A Facility(a)	490,000	655,000
Revolving line of credit B Facility(a)	159,922	345,446
Revolving line of credit C Facility(a)	35,000	35,000
Revolving line of credit B Facility - foreign swing line (a)	30,749	—
Other debt(c)	30,084	37,902
Total notes payable and other obligations	3,573,569	3,933,047
Securitization Facility(b)	942,000	886,000
Total notes payable, credit agreements and Securitization Facility	$4,515,569	$4,819,047
Current portion	$1,807,318	$2,070,616
Long-term portion	2,708,251	2,748,431
Total notes payable, credit agreements and Securitization Facility	$4,515,569	$4,819,047
 ______________________

(a)
The Company has a Credit Agreement and provides for senior secured credit facilities consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.525 billion and a term loan B facility in the amount of $350 million as of March 31, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term A loan and revolving credit facilities is December 19, 2023. The maturity date for the term B loan is August 2, 2024.

Interest on amounts outstanding under the Credit Agreement (other than the term B loan) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans or the Base Rate plus 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.40% of the daily unused portion of the credit facility.
At March 31, 2019, the interest rate on the term A loan and the revolving A facility was 4.00%, the interest rate on the the revolving B facility U.S. Dollar borrowings ($70 million) was 3.99%, the interest rate on the revolving B facility British Pounds borrowings ($90 million) was 2.23%, the interest rate on the term B loan was 4.50%, the interest rate on the revolving C facility was 4.00% and the interest rate on the foreign swing line loan was 2.17%. The unused credit facility fee was 0.30% for all revolving facilities at March 31, 2019.

(b)
The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended on February 8, 2019 and April 22, 2019. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.53% plus 0.88% as of March 31, 2019 and 2.52% plus 0.89% as of December 31, 2018. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2019 and December 31, 2018.

(c)	Other debt includes the long-term portion of deferred payments associated with business acquisitions.
The Company was in compliance with all financial and non-financial covenants at March 31, 2019. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Footnote 14 for further details.

10. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate, are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2019 and 2018 to income before income taxes for the three months ended March 31, 2019 and 2018 due to the following (in thousands):

	2019		2018
Computed “expected” tax expense	$48,141	21.0%	$48,157	21.0%
Changes resulting from:
Foreign income tax differential	(4,692)	(2.0)%	2,016	0.9%
Excess tax benefit related to stock-based compensation	(6,385)	(2.8)%	(4,624)	(2.0)%
State taxes net of federal benefits	3,551	1.5%	3,373	1.5%
Foreign-sourced nontaxable income	(56)	—%	(6,588)	(2.9)%
Foreign withholding	5,275	2.3%	5,471	2.4%
GILTI, net of foreign tax credits	2,433	1.1%	4,921	2.1%
Change in valuation allowance	3,289	1.4%	—	—%
Other	5,578	2.4%	1,656	0.7%
Provision for income taxes	$57,134	24.9%	$54,382	23.7%
11. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31 follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$172,107	$174,937
Denominator for basic earnings per share	85,941	89,765
Dilutive securities	3,303	3,485
Denominator for diluted earnings per share	89,244	93,250
Basic earnings per share	$2.00	$1.95
Diluted earnings per share	$1.93	$1.88
Diluted earnings per share for the three months ended March 31, 2019 and 2018 excludes the effect of 0.1 million shares of common stock, for both periods, that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.1 million and 0.2 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended March 31, 2019 and 2018, respectively.
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

The Company’s segment results are as follows for the three month periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues, net:
North America	$396,899	$364,270
International	224,926	221,230
	$621,825	$585,500
Operating income:
North America	$172,411	$155,950
International	111,765	104,137
	$284,176	$260,087
Depreciation and amortization:
North America	$38,292	$38,675
International	29,153	32,827
	$67,445	$71,502
Capital expenditures:
North America	$8,377	$8,411
International	6,129	6,803
	$14,506	$15,214
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
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on the parties’ anticipated motions for summary judgment in the putative shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia, which is stayed pending a ruling on the parties' anticipated motions for summary judgment in the putative shareholder class action, or until otherwise agreed by the parties.  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The plaintiff alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the plaintiff asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The plaintiff seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present.  On April 1, 2019, the Company filed a motion to compel arbitration and to dismiss the case, which is pending with the court. The Company disputes the allegations in the complaint and intends to vigorously defend against these claims.
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
14. Derivative Financial Instruments and Hedging Activities
Foreign Currency Derivatives
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

The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of March 31, 2019 and December 31, 2018 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

	Notional
	March 31, 2019	December 31, 2018
Foreign exchange contracts:
Swaps	$552.9	$929.5
Futures, forwards and spot	3,886.7	3,249.9
Written options	4,179.7	3,688.8
Purchased options	3,420.6	2,867.2
Total	$12,039.9	$10,735.4

The majority of customer foreign exchange contracts are written in currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.

The following table summarizes the fair value of foreign currency derivatives reported in the Unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019				December 31, 2018
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	82.3	82.2	40.1	40.0	109.5	112.9	68.8	72.1
Cash collateral	8.1	40.8	8.1	40.8	9.6	73.1	9.6	73.1
Total net derivative assets and liabilities	$74.2	$41.4	$32.0	$(0.8)	$99.9	$39.8	$59.2	$(1.0)
The fair values of derivative assets and liabilities associated with contracts which include netting language that the Company believes to be enforceable have been netted to present the Company's net exposure with these counterparties. The Company recognizes all derivative assets, net in prepaid expense and other current assets and all derivative liabilities, net in other current liabilities, after netting at the customer level, as right of offset exists, in its Unaudited Consolidated Balance Sheets at their fair value. The gain or loss on the fair value is recognized immediately within revenues, net in the Unaudited Consolidated Statements of Income. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The derivative assets and derivative liabilities in the preceding table were recorded in other current assets and other current liabilities at each balance sheet date, respectively, in the Unaudited Consolidated Balance Sheet. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Unaudited Consolidated Balance Sheet. The customer has the right to recall their collateral in the event exposures move in their favor, they unwind all outstanding trades or they cease to do business with the Company.
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts. The objective of these interest rate swaps is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of March 31, 2019, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of March 31, 2019	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	January 31, 2022
Interest Rate Swap	500	2.56%	January 31, 2023
Interest Rate Swap	500	2.55%	December 19, 2023

These swap agreements qualify as hedging instruments and have been designated as cash flow hedges. For each of these swaps, the Company will pay a fixed monthly rate and receive 1-Month LIBOR.

The table below presents the fair value of the Company’s interest rate swap derivative financial instruments as well as their classification on the Unaudited Consolidated Balance Sheets as of March 31, 2019. See Note 4 for additional information on the fair value of the Company’s interest rate swaps.

	As of March 31, 2019
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap liabilities	Other liabilities	$27.6

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statement of Income and other comprehensive loss for the three months ended March 31, 2019 (in millions):

2019
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income on derivatives, net of tax of $6.9 million	$20.7
Amount of loss reclassified from accumulated other comprehensive income into interest expense	0.2

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $1.7 million at March 31, 2019.
15. Subsequent Events

On April 1, 2019, the Company completed two acquisitions. The Company acquired NvoicePay, a provider of full AP automation for businesses. The Company also made a small international acquisition. The aggregate purchase price of these acquisitions is approximately $255 million. These acquisitions are not material to the financial results of the Company.

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
This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
General Business
FLEETCOR i is a leading global business payments company that simplifies the way businesses manage and pay their expenses. The FLEETCOR portfolio of brands help companies automate, secure, digitize and control payments to, or on behalf of, their employees and suppliers. FLEETCOR serves businesses, partners and merchants in North America, Latin America, Europe, and Asia Pacific. FLEETCOR’s predecessor company was organized in the United States in 1986, and FLEETCOR had its initial public offering in 2010.
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

Revenues, net, by Segment. For the three months ended March 31, 2019 and 2018, our North America and International segments generated the following revenue (in millions):

	Three Months Ended March 31,
	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$396.9	63.8%	$364.3	62.2%
International	224.9	36.2%	221.2	37.8%
	$621.8	100.0%	$585.5	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2019	2018
Revenues, net	$621.8	$585.5
Net income	$172.1	$174.9
Net income per diluted share	$1.93	$1.88

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2019	2018
Adjusted net income	$238.4	$233.5
Adjusted net income per diluted share	$2.67	$2.50
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
The following table presents revenue and revenue per key performance metric by product for the three months ended March 31, 2019 and 2018 (in millions).*

	As Reported					Pro Forma and Macro Adjusted[4]
	Three Months Ended March 31,					Three Months Ended March 31,
(Unaudited)	2019	2018	[2]	Change	% Change	2019	2018	Change	% Change
FUEL
'- Revenues, net[1]	$283.0	$265.4		$17.5	7%	$279.1	$254.8	$24.4	10%
'- Transactions[1]	122.3	125.4		(3.1)	(2)%	119.8	118.7	1.1	1%
'- Revenues, net per transaction	$2.31	$2.12		$0.20	9%	$2.33	$2.15	$0.18	9%

CORPORATE PAYMENTS
'- Revenues, net	$110.3	$94.8		$15.5	16%	$112.0	$94.8	$17.2	18%
'- Transactions	13.3	10.9		2.4	22%	13.3	10.9	2.4	22%
'- Revenues, net per transaction	$8.30	$8.69		$(0.39)	(5)%	$8.43	$8.69	$(0.27)	(3)%
'- Spend volume	15,529	13,398		2,131	16%	15,814	13,398	2,416	18%
'- Revenue, net per spend $	0.71%	0.71%		—%	—%	0.71%	0.71%	—%	—%
TOLLS
'- Revenues, net[1]	$88.9	$89.5		$(0.6)	(1)%	$103.2	$89.5	$13.7	15%
'- Tags (average monthly)	5.0	4.7		0.3	6%	5.0	4.7	0.3	6%
'- Revenues, net per tag	$17.94	$19.11		$(1.17)	(6)%	$20.83	$19.11	$1.72	9%
LODGING
'- Revenues, net	$41.8	$39.4		$2.4	6%	$41.8	$39.4	$2.4	6%
'- Room nights	4.0	5.4		(1.4)	(26)%	4.0	5.4	(1.4)	(26)%
'- Revenues, net per room night	$10.48	$7.27		$3.20	44%	$10.48	$7.27	$3.20	44%
GIFT
'- Revenues, net	$48.4	$48.6		$(0.2)	—%	$48.4	$49.8	$(1.4)	(3)%
'- Transactions	330.8	349.6		(18.9)	(5)%	330.8	349.9	(19.1)	(5)%
'- Revenues, net per transaction	$0.15	$0.14		$0.01	5%	$0.15	$0.14	$—	3%
OTHER[3]
'- Revenues, net[1]	$49.4	$47.7		$1.7	4%	$52.1	$47.7	$4.4	9%
'- Transactions[1]	12.4	12.2		0.3	2%	12.4	12.2	0.3	2%
'- Revenues, net per transaction	$3.98	$3.93		$0.05	1%	$4.20	$3.93	$0.27	7%
FLEETCOR CONSOLIDATED REVENUES
'- Revenues, net	$621.8	$585.5		$36.3	6%	$636.7	$576.0	$60.6	11%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the reclassification of the E-Cash/OnRoad product being realigned to fuel from other.

[2] Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.
[3] Other includes telematics, maintenance, food, and transportation related businesses.
[4] See heading entitled "Management’s Use of Non-GAAP Financial Measures" for a reconciliation of Pro forma and Macro Adjusted revenue by product and metrics, non-GAAP measures, to the comparable financial measure calculated in accordance with GAAP.

* Columns may not calculate due to rounding.
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

•	Other operating, net—Our other operating, net includes other operating expenses and income items that do not relate to our core operations or that occur infrequently.

•	Investment loss—Our investment results relate to impairment charges related to our investments.

•
Other expense (income), net—Our other expense (income), net includes proceeds/costs from the sale of assets, foreign currency transaction gains or losses and other miscellaneous operating costs and revenue.

•
Interest expense, net—Our interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt, ineffectiveness on interest rate swaps and on our Securitization Facility. We have historically invested our cash primarily in short-term money market funds.

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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 60% and 59% of our revenue in the three months ended March 31, 2019 and 2018, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 13% and 14% of revenues, net were directly impacted by changes in fuel price in the three months ended March 31, 2019 and 2018, respectively.

•
Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. We believe approximately 5% and 4% of revenues, net were directly impacted by fuel-price spreads in the three months ended March 31, 2019 and 2018, respectively.

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

•
Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk to changes in interest rates on our cash investments and debt. On January 22, 2019, the Company entered into three interest rate swap cash flow contracts. The objective of these interest rate swaps is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swaps, the Company will pay a fixed monthly rate and receive 1-Month LIBOR.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

•
Taxes— We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are higher than the U.S. tax rate. Thus, our effective tax rate is impacted not only as a result of tax law changes such as the Tax Cuts and Jobs Act ("Tax Act"), but also as our earnings fluctuate between taxing jurisdictions.

Acquisitions and Investments
On December 27, 2018, the Company completed an acquisition of an online gift card solution provider with an aggregate purchase price of $17.0 million, net of cash acquired of $11.0 million and made deferred payments of $3.9 million related to acquisitions occurring in prior years. During 2018, the Company acquired other assets of $4.2 million and payments on a seller note for a prior acquisition of $1.6 million.

On April 1, 2019, the Company completed two acquisitions. The Company acquired NvoicePay, a provider of full AP automation for businesses. The Company also made a small international acquisition. The aggregate purchase price of these acquisitions is approximately $255 million.

Results of Operations
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
The following table sets forth selected consolidated statement of income and selected operational data for the three months ended March 31, 2019 and 2018 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2019	% of total revenue	Three Months Ended March 31, 2018	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$396.9	63.8%	$364.3	62.2%	$32.6	9.0%
International	224.9	36.2%	221.2	37.8%	3.7	1.7%
Total revenues, net	621.8	100.0%	585.5	100.0%	36.3	6.2%
Consolidated operating expenses:
Processing	129.1	20.8%	116.5	19.9%	12.6	10.8%
Selling	49.3	7.9%	47.1	8.0%	2.2	4.6%
General and administrative	92.8	14.9%	90.4	15.4%	2.4	2.7%
Depreciation and amortization	67.4	10.8%	71.5	12.2%	(4.1)	(5.7)%
Other operating, net	(1.0)	(0.2)%	(0.1)	—%	(0.9)	NM
Operating income	284.2	45.7%	260.1	44.4%	24.1	9.3%
Investment loss	15.7	2.5%	—	—%	15.7	NM
Other expense (income), net	0.2	—%	(0.3)	(0.1)%	(0.5)	NM
Interest expense, net	39.1	6.3%	31.1	5.3%	8.0	25.7%
Provision for income taxes	57.1	9.2%	54.4	9.3%	2.8	5.1%
Net income	$172.1	27.7%	$174.9	29.9%	$(2.8)	(1.6)%
Operating income for segments:
North America	$172.4		$156.0		$16.5	10.6%
International	111.8		104.1		7.6	7.3%
Operating income	$284.2		$260.1		$24.1	9.3%
Operating margin for segments:
North America	43.4%		42.8%		0.6%
International	49.7%		47.1%		2.6%
Total	45.7%		44.4%		1.3%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues were $621.8 million in the three months ended March 31, 2019, an increase of $36.3 million or 6.2%, from $585.5 million in the three months ended March 31, 2018. The increase in our consolidated revenue was primarily due to:

•
Organic growth of approximately 11% on a constant fuel price, fuel spread margin, foreign currency and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended March 31, 2019 over the comparable period in 2018 of approximately $23 million. Foreign exchange rates had an unfavorable impact on consolidated revenues in the three months ended March 31, 2019 over the comparable period in 2018 of approximately $28 million, primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K., partially offset by favorable fuel spread margins of approximately $5 million, in the three months ended March 31, 2019 over the comparable period in 2018. The impact of changes in fuel prices was essentially neutral.

North America segment revenues
North America revenues were $396.9 million in the three months ended March 31, 2019, an increase of $32.6 million or 9.0%, from $364.3 million in the three months ended March 31, 2018. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 9%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended March 31, 2019 over the comparable period in 2018 of approximately $3 million, primarily due to favorable fuel spread margins of approximately $5 million, partially offset by the unfavorable impact of foreign exchanges rates in Canada of $1 million and lower fuel prices of approximately $1 million.

International segment revenues
International segment revenues were $224.9 million in the three months ended March 31, 2019, an increase of $3.7 million or 1.7%, from $221.2 million in the three months ended March 31, 2018. The increase in our International segment revenue was primarily due to:

•
Organic growth of approximately 13% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended March 31, 2019 over the comparable period in 2018 of approximately $26 million. Unfavorable foreign exchange rates negatively impacted consolidated revenues by approximately $27 million primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K., partially offset by the favorable impact of higher fuel prices on consolidated revenues of approximately $1 million.

Revenues by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the three months ended March 31, 2019 and 2018 (in millions).

	Three Months Ended March 31,
Revenues, net by Geography	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$371	60%	$344	59%
Brazil	106	17%	107	18%
United Kingdom	68	11%	64	11%
Other	77	12%	71	12%
Consolidated revenues, net	$622	100%	$586	100%

	Three Months Ended March 31,
Revenues, net by Product Category[1]	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net[2]	% of total revenues, net
Fuel	$283	45%	$265	45%
Corporate Payments	110	18%	95	16%
Tolls	89	14%	90	15%
Lodging	42	7%	39	7%
Gift	48	8%	49	8%
Other	49	8%	48	8%
Consolidated revenues, net	$622	100%	$586	100%

1Reflects certain reclassifications of revenue between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the reclassification of the E-Cash/OnRoad product being realigned to fuel from other.
2 Reflects adjustments from previously disclosed amounts for the prior period to conform to current presentation.

Consolidated operating expenses
Processing. Processing expenses were $129.1 million in the three months ended March 31, 2019, an increase of $12.6 million or 10.8%, from $116.5 million in the comparable prior period. Increases in processing expenses were primarily due to organic growth in the business and incremental bad debt expense of approximately $10 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $6 million.
Selling. Selling expenses were $49.3 million in the three months ended March 31, 2019, an increase of $2.2 million or 4.6%, from $47.1 million in the comparable prior period. Increases in selling expenses are primarily due to additional spending in certain lines of business, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $2 million.
General and administrative. General and administrative expenses were $92.8 million in the three months ended March 31, 2019, an increase of $2.4 million or 2.7%, from $90.4 million in the comparable prior period. The increase was primarily due to higher third party consulting fees, software license costs and acquisition related expenses over the comparable prior period. These increases were partially offset by a decrease in stock compensation expense of approximately $2 million and the favorable impacts from fluctuations in foreign exchange rates of approximately $4 million.

Depreciation and amortization. Depreciation and amortization expenses were $67.4 million in the three months ended March 31, 2019, a decrease of $4.1 million or 5.7%, from $71.5 million in the comparable prior period. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $4 million and acquisition related intangible assets that have become fully amortized.

Investment loss. Investment loss of $15.7 million was recorded in the three months ended March 31, 2019 related to an impairment charge to our telematics investment. During the first quarter of 2019, we determined that the fair value of our investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes.

Interest expense, net. Interest expense was $39.1 million in the three months ended March 31, 2019, an increase of $8.0 million or 25.7%, from $31.1 million in the comparable prior period. The increase in interest expense is primarily due to the impact of additional borrowings to repurchase our common stock, as well as increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees.

	Three Months Ended March 31,
(Unaudited)	2019	2018
Term loan A	4.00%	3.27%
Term loan B	4.50%	3.61%
Revolver A, B & C USD Borrowings	4.00%	3.25%
Revolver B GBP Borrowings	2.23%	2.06%
Foreign swing line	2.18%	2.13%
The average unused credit facility fee for Credit Facility was 0.30% and 0.33% in the three month periods ending March 31, 2019 and 2018, respectively. On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swaps is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, associated with the one month LIBOR benchmark interest rate. During the three months ended March 31, 2019, as a result of these swaps, we incurred additional interest expense of $0.2 million or 0.06% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes was $57.1 million in the three months ended March 31, 2019, an increase of $2.8 million or 5.1%, from $54.4 million in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. Our effective tax rate for the three months ended March 31, 2019 was 24.9% compared to 23.7% for three months ended March 31, 2018.
Our effective tax rate for the three months ended March 31, 2019 reflects the impact of the non-cash impairment charge in our telematics investment. The impairment charge resulted in a reduction in the basis in the investment for book purposes but not tax purposes. Although the temporary book to tax difference resulted in the Company increasing its deferred tax asset related to its investment, the Company also increased its valuation allowance against the deferred tax asset. Excluding this non-cash item, our tax rate in the first quarter of 2019 would have been 23.3%.

We pay taxes in many different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are lower than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income decreased to $172.1 million in the three months ended March 31, 2019, a decrease of $2.8 million or 1.6%, from $174.9 million in the three months ended March 31, 2018.
Operating income and operating margin
Consolidated operating income. Operating income was $284.2 million in the three months ended March 31, 2019, an increase of $24.1 million or 9.3%, from $260.1 million in the comparable prior period. Our operating margin was 45.7% and 44.4% for the three months ended March 31, 2019 and 2018, respectively. These increases were driven primarily by organic growth. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $8 million, driven by unfavorable movements in foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $172.4 million in the three months ended March 31, 2019, an increase of $16.5 million or 10.6%, from $156.0 million in the comparable prior period. North America operating margin was 43.4% and 42.8% for the three months ended March 31, 2019 and 2018, respectively. These increases were due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $4 million, driven by higher fuel price spreads, partially offset by higher bad debt expense.

International segment operating income. International operating income was $111.8 million in the three months ended March 31, 2019, an increase of $7.6 million or 7.3%, from $104.1 million in the comparable prior period. International operating margin was 49.7% and 47.1% for the three months ended March 31, 2019 and 2018, respectively. These increases were due primarily to organic growth. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $12 million, driven primarily by unfavorable movements in foreign exchange rates.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At March 31, 2019, our cash balances totaled $1,372.6 million, with approximately $315.1 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At March 31, 2019, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $761.5 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations. We are currently evaluating undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2019, we had no additional liquidity under our Securitization Facility. At March 31, 2019, we had approximately $569 million available under our Credit Facility.

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
Cash flows
The following table summarizes our cash flows for the three month periods ended March 31, 2019 and 2018 (in millions).

	Three Months Ended March 31,
(Unaudited)	2019	2018
Net cash provided by operating activities	$297.5	$200.7
Net cash used in investing activities	(14.5)	(22.7)
Net cash used in financing activities	(272.9)	(99.0)
Operating activities. Net cash provided by operating activities was $297.5 million in the three months ended March 31, 2019, an increase from $200.7 million in the comparable prior period. The increase in operating cash flows was primarily due to higher net income and favorable working capital adjustments primarily due to the timing of cash receipts and payments in the three months ended March 31, 2019 over the comparable period in 2018.
Investing activities. Net cash used in investing activities was $14.5 million in the three months ended March 31, 2019 compared to $22.7 million in the three months ended March 31, 2018. The decrease was primarily due to a reduction in cash outlay for acquisitions.
Financing activities. Net cash used in financing activities was $272.9 million in the three months ended March 31, 2019, compared to $99.0 million in the three months ended March 31, 2018. The increased use of cash is primarily due to a reduction in net borrowings of $306.5 million on our Credit Facility. These additional uses of cash were partially offset by an increase in borrowings of $38 million on our Securitization Facility and fewer repurchases of our common stock of $85 million in the three months ended March 31, 2019 over the comparable period in 2018.
Capital spending summary
Our capital expenditures were $14.5 million in the three months ended March 31, 2019, a decrease of $0.7 million or 4.7%, from $15.2 million in the comparable prior period, an immaterial amount.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.33 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.525 billion and a term loan B facility in the amount of $350.0 million as of March 31, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B debt. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. The term A and revolver maturity dates are December 19, 2023, and the term B maturity date is August 2, 2024.
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
At March 31, 2019, the interest rate on the term A loan and the revolving A facility was 4.00%, the interest rate on the revolving B facility U.S. Dollar borrowings ($70 million) was 3.99%, the interest rate on the revolving B British Pounds borrowings ($90 million) was 2.23%, the interest rate on the term B loan was 4.50%, the interest rate on the revolving C facility was 4.00% and the interest rate on the foreign swing line loan was 2.17%. The unused credit facility fee was 0.30% for all revolving facilities at March 31, 2019.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of March 31, 2019, we were in compliance with each of the covenants under the Credit Facility.
Our Credit Agreement contains a number of negative covenants restricting, among other things, limitations on liens (with exceptions for our Securitization Facility) and investments, incurrence or guarantees of indebtedness, mergers, acquisitions, dissolutions, liquidations and consolidations, dispositions, dividends and other restricted payments and prepayments of other indebtedness. In particular, we are not permitted to make any restricted payments (which includes any dividend or other distribution) except that we may declare and make dividend payments or other distributions to our stockholders so long as (i) on a pro forma basis both before and after the distribution the consolidated leverage ratio is not greater than 3.25:1.00 and we are in compliance with the financial covenants and (ii) no default or event of default shall exist or result therefrom. The Credit Agreement also contains customary events of default. The Credit Agreement includes financial covenants where the Company is required to maintain a consolidated leverage ratio to consolidated EBITDA of less than (i) 4.00 to 1.00 as of the end of any fiscal quarter provided that in connection with any Material Acquisition the leverage ratio may be increased to 4.25 to 1.00 for the quarter in which the Material Acquisition is consummated and the next three fiscal quarters; and a consolidated interest coverage ratio of no higher than 4.00 to 1.0.
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
At March 31, 2019, we had $2.5 billion in borrowings outstanding on the term A loan, excluding the related debt discount, $344.8 million in borrowings outstanding on term B loan, excluding the related debt discount, $490.0 million in borrowings outstanding on the revolving A facility, $159.9 million in borrowings outstanding on the revolving B facility, excluding the swing line, $35.0 million in borrowings outstanding on the revolving C facility and $30.7 million in borrowings outstanding on the revolving B swing line facility. We have unamortized debt issuance costs of $7.9 million related to the Revolver as of March 31, 2019 recorded within other assets in the unaudited consolidated balance sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $9.5 million and $0.8 million at March 31, 2019, respectively.
During the three months ended March 31, 2019, we made principal payments of $32.4 million on the term loans, $165.0 million on the revolving A facility, $188.6 million on the revolving B facility, and $4.3 million on the swing line revolving facilities.
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts. The objective of these interest rate swaps is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges. For each of these swaps, the Company will pay a fixed monthly rate and receive 1-Month LIBOR. We reclassified approximately $0.2 million of losses from accumulated other comprehensive income into interest expense $0.2 million during the three months ended March 31, 2019 as a result of these hedges.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility the latest on April 22, 2019. The Securitization Facility expires on November 14, 2020 and contains certain customary financial covenants.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.53% plus 0.88% and 2.52% plus 0.89% as of March 31, 2019 and December 31, 2018, respectively. The unused facility fee is payable at a rate of 0.40% as of March 31, 2019 and December 31, 2018, respectively. We have unamortized debt issuance costs of $1.1 million related to the Securitization Facility as of March 31, 2019 recorded within other assets in the unaudited consolidated balance sheet.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2019.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $2.1 billion of its common stock over the following 18 month period. The Program was updated most recently on January 23, 2019, the Company's Board of Directors, with an authorized increase in the size of the program by an additional $500 million. With the increase and giving effect to the Company's $1.6 billion of previous repurchases, the Company may repurchase up to $545 million in shares of its common stock at any time prior to February 1, 2020.
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
On December 14, 2018, as part of the Program, the Company entered an accelerated stock repurchase agreement ("2018 ASR Agreement") with a third-party financial institution to repurchase $220 million of its common stock. Pursuant to the 2018 ASR Agreement, the Company delivered $220 million in cash and received 1,057,035 shares based on a stock price of $176.91 on December 14, 2018. The 2018 ASR Agreement was completed on January 29, 2019, at which time the Company received 117,751 additional shares based on a final weighted average per share purchase price during the repurchase period of $187.27.
Since the beginning of the Program, 9,052,163 shares for an aggregate purchase price of $1.6 billion have been repurchased.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2019, other than noted in footnote 1, "Summary of Significant Accounting Policies" and footnote 2, "Leases", related to our adoption of new lease guidance, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2018. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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

Pro forma and macro adjusted revenue and key performance metric by product. We define the pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment includes the impact that market fuel spread margins, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and key performance metric to evaluate the organic growth in our revenue and the associated performance metric. Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric to the most directly comparable GAAP measure, revenue, net and performance metric (in millions):

	Revenue		Key Performance Metric
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)	2019*	2018*	2019*	2018*
FUEL
Pro forma and macro adjusted	$279.1	$254.8	119.8	118.7
Impact of acquisitions/dispositions/Uber	7.7	10.7	2.5	6.7
Impact of fuel prices/spread	5.7	—	—	—
Impact of foreign exchange rates	(9.6)	—	—	—
As reported	$283.0	$265.4	122.3	125.4
CORPORATE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$112.0	$94.8	13.3	10.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.6)	—	—	—
As reported	$110.3	$94.8	13.3	10.9
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	Intentionally Left Blank		15,813.7	13,398.0
Impact of acquisitions/dispositions			—	—
Impact of fuel prices/spread			—	—
Impact of foreign exchange rates			(284.3)	—
As reported			15,529.5	13,398.0
TOLLS - TAGS
Pro forma and macro adjusted	$103.2	$89.5	5.0	4.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(14.3)	—	—	—
As reported	$88.9	$89.5	5.0	4.7
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$41.8	$39.4	4.0	5.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$41.8	$39.4	4.0	5.4
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$48.4	$49.8	330.8	349.9
Impact of acquisitions/dispositions	—	(1.2)	—	(0.3)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$48.4	$48.6	330.8	349.6
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$52.1	$47.7	12.4	12.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(2.7)	—	—	—
As reported	$49.4	$47.7	12.4	12.2

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$636.7	$576.0	Intentionally Left Blank
Impact of acquisitions/dispositions	7.7	9.5
Impact of fuel prices/spread	5.7	—
Impact of foreign exchange rates	(28.2)	—
As reported	$621.8	$585.5

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, and transportation related businesses.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) other non-recurring items, including the impact of the Tax Act, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets and a business, loss on extinguishment of debt, legal settlements, and the unauthorized access impact.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2019	2018
Net income	$172,107	$174,937
Stock based compensation	12,541	14,403
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	53,518	60,444
Impairment of investment	15,660	—
Restructuring costs	—	1,929
Total pre-tax adjustments	81,719	76,776
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(15,411)	(18,207)
Adjusted net income	$238,415	$233,506
Adjusted net income per diluted share	$2.67	$2.50
Diluted shares	89,244	93,250

*Columns may not calculate due to rounding.
[1] Excludes the results of the Company's investments on our effective tax rate, as results from our investments are reported within the consolidated statements of income on a post-tax basis and no tax-over-book outside basis differences related to our investments reversed during 2019.

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or investigations; failure to maintain or renew key business relationships; failure to maintain competitive offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership arrangements or acquisitions and the failure to successfully integrate or otherwise achieve anticipated benefits from such partnerships or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom's referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets; risks related to litigation; risks related to unauthorized access to systems and information; as well as the other risks and uncertainties identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019 and this Quarterly Report. These factors could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2019, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We added internal controls in support of the accounting, reporting and disclosure requirements of the new lease accounting standard, ASC 842, which became effective for us as of January 1, 2019.
Other than as discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on the parties’ anticipated motions for summary judgment in the putative shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia, which is stayed pending a ruling on the parties' anticipated motions for summary judgment in the putative shareholder class action, or until otherwise agreed by the parties.  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The plaintiff alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the plaintiff asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The plaintiff seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present.  On April 1, 2019, the Company filed a motion to compel arbitration and to dismiss the case, which is pending with the court. The Company disputes the allegations in the complaint and intends to vigorously defend against these claims.
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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $2.1 billion of its common stock over the following 18 month period. The Program was updated most recently on January 23, 2019, the Company's Board of Directors, with an authorized increase in the size of the program by an additional $500 million. With the increase and giving effect to the Company's $1.6 billion of previous repurchases, the Company may repurchase up to $545 million in shares of its common stock at any time prior to February 1, 2020.
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
On December 14, 2018, as part of the Program, the Company entered an accelerated stock repurchase agreement ("2018 ASR Agreement") with a third-party financial institution to repurchase $220 million of its common stock. Pursuant to the 2018 ASR Agreement, the Company delivered $220 million in cash and received 1,057,035 shares based on a stock price of $176.91 on December 14, 2018. The 2018 ASR Agreement was completed on January 29, 2019, at which time the Company received 117,751 additional shares based on a final weighted average per share purchase price during the repurchase period of $187.27.
Since the beginning of the Program, 9,052,163 shares for an aggregate purchase price of $1.6 billion have been repurchased.
The following table presents information with respect to purchase of common stock of the Company made during the three months ended March 31, 2019 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2019 through January 31, 2019	1,073	$197.16	9,026,615	$551,022
March 1, 2019 through March 31, 2019	25,548	$239.92	9,052,163	$544,892

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
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

10.1	Offer Letter, dated March 30, 2018, between FLEETCOR Technologies, Inc. and David Krantz

10.2	Offer Letter, dated August14, 2015, between FLEETCOR Technologies, Inc. and Kurt Adams

10.3
Fifth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated February 8, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

10.4
Sixth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated April 22, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 10, 2019.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey