Form 10-Q
period 2019-06-30
FLEETCOR TECHNOLOGIES INC
filed 2019-08-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35004
 __________________________________________________________
FleetCor Technologies, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware			72-1074903
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5445 Triangle Parkway	Peachtree Corners	Georgia	30092
(Address of principal executive offices)			(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2019
Common Stock, $0.001 par value	86,567,921

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLT	NYSE

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Months Ended June 30, 2019

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2019[1]	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,170,339	$1,031,145
Restricted cash	318,287	333,748
Accounts and other receivables (less allowance for doubtful accounts of $68,334 at June 30, 2019 and $59,963 at December 31, 2018)	1,727,183	1,425,815
Securitized accounts receivable—restricted for securitization investors	974,000	886,000
Prepaid expenses and other current assets	196,549	199,278
Total current assets	4,386,358	3,875,986
Property and equipment, net	190,215	186,201
Goodwill	4,720,471	4,542,074
Other intangibles, net	2,417,188	2,407,910
Investments	26,635	42,674
Other assets	234,725	147,632
Total assets	$11,975,592	$11,202,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,523,862	$1,117,649
Accrued expenses	269,913	261,594
Customer deposits	870,217	926,685
Securitization facility	974,000	886,000
Current portion of notes payable and lines of credit	958,394	1,184,616
Other current liabilities	152,824	118,669
Total current liabilities	4,749,210	4,495,213
Notes payable and other obligations, less current portion	2,676,374	2,748,431
Deferred income taxes	452,113	491,946
Other noncurrent liabilities	254,523	126,707
Total noncurrent liabilities	3,383,010	3,367,084
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 123,754,485 shares issued and 86,535,000 shares outstanding at June 30, 2019; and 123,035,859 shares issued and 85,845,344 shares outstanding at December 31, 2018	123	123
Additional paid-in capital	2,427,640	2,306,843
Retained earnings	4,251,414	3,817,656
Accumulated other comprehensive loss	(928,197)	(913,858)
Less treasury stock, 37,219,485 shares at June 30, 2019 and 37,190,515 shares at December 31, 2018	(1,907,608)	(1,870,584)
Total stockholders’ equity	3,843,372	3,340,180
Total liabilities and stockholders’ equity	$11,975,592	$11,202,477

See accompanying notes to unaudited consolidated financial statements.
[1] Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using a modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. Refer to footnote 2.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018¹	2019	2018¹
Revenues, net	$647,094	$584,985	$1,268,919	$1,170,484
Expenses:
Processing	120,458	111,201	249,572	227,686
Selling	51,856	44,009	101,117	91,120
General and administrative	106,784	96,431	199,568	186,800
Depreciation and amortization	70,908	68,610	138,353	140,112
Other operating, net	(229)	(49)	(1,184)	(104)
Operating income	297,317	264,783	581,493	524,870
Investment loss	—	—	15,660	—
Other expense, net	528	458	748	161
Interest expense, net	39,529	33,150	78,584	64,215
Total other expense	40,057	33,608	94,992	64,376
Income before income taxes	257,260	231,175	486,501	460,494
(Benefit from) provision for income taxes	(4,391)	54,323	52,743	108,705
Net income	$261,651	$176,852	$433,758	$351,789
Basic earnings per share	$3.03	$1.98	$5.03	$3.93
Diluted earnings per share	$2.90	$1.91	$4.84	$3.78
Weighted average shares outstanding:
Basic shares	86,360	89,169	86,159	89,466
Diluted shares	90,131	92,702	89,694	92,970

See accompanying notes to unaudited consolidated financial statements.
[1]Reflects reclassifications from previously disclosed amounts to conform to current presentation.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$261,651	$176,852	$433,758	$351,789
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	31,662	(362,085)	32,035	(318,831)
Net change in derivative contracts, net of tax	(25,667)	—	(46,374)	—
Total other comprehensive income (loss)	5,995	(362,085)	(14,339)	(318,831)
Total comprehensive income (loss)	$267,646	$(185,233)	$419,419	$32,958
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
Net income	—	—	172,107	—	—	172,107
Other comprehensive loss, net of tax	—	—	—	(20,334)	—	(20,334)
Acquisition of common stock	—	33,000	—	—	(36,322)	(3,322)
Share-based compensation	—	12,541	—	—	—	12,541
Issuance of common stock	—	29,795	—	—	—	29,795
Balance at March 31, 2019	123	2,382,179	3,989,763	(934,192)	(1,906,906)	3,530,967
Net income	—	—	261,651	—	—	261,651
Other comprehensive income, net of tax	—	—	—	5,995	—	5,995
Acquisition of common stock	—	—	—	—	(702)	(702)
Share-based compensation	—	18,306	—	—	—	18,306
Issuance of common stock	—	27,155	—	—	—	27,155
Balance at June 30, 2019	$123	$2,427,640	$4,251,414	$(928,197)	$(1,907,608)	$3,843,372

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$122	$2,214,224	$2,958,921	$(551,857)	$(944,888)	$3,676,522
Net income	—	—	174,937	—	—	174,937
Cumulative effect of change in accounting principle	—	—	47,252	—	—	47,252
Other comprehensive income from currency, net of tax of $0	—	—	—	43,254	—	43,254
Acquisition of common stock	—	—	—	—	(88,292)	(88,292)
Share-based compensation	—	14,403	—	—	—	14,403
Issuance of common stock	1	19,975	—	—	—	19,976
Balance at March 31, 2018	123	2,248,602	3,181,110	(508,603)	(1,033,180)	3,888,052
Net income	—	—	176,852	—	—	176,852
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	(362,085)	—	(362,085)
Acquisition of common stock	—	—	—		(292,359)	(292,359)
Share-based compensation	—	19,102	—	—	—	19,102
Issuance of common stock	—	9,523	—	—	—	9,523
Balance at June 30, 2018	$123	$2,277,227	$3,357,962	$(870,688)	$(1,325,539)	$3,439,085

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2019¹	2018
Operating activities
Net income	$433,758	$351,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,640	25,033
Stock-based compensation	30,847	33,505
Provision for losses on accounts receivable	40,142	26,495
Amortization of deferred financing costs and discounts	2,428	2,678
Amortization of intangible assets and premium on receivables	107,713	115,079
Deferred income taxes	(64,883)	(6,473)
Investment loss	15,660	—
Other non-cash operating income	(1,579)	(104)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(418,806)	(519,527)
Prepaid expenses and other current assets	8,154	(20,440)
Other assets	(17,286)	(15,418)
Accounts payable, accrued expenses and customer deposits	383,233	282,472
Net cash provided by operating activities	550,021	275,089
Investing activities
Acquisitions, net of cash acquired	(250,926)	(3,811)
Purchases of property and equipment	(31,975)	(34,614)
Other	—	(11,192)
Net cash used in investing activities	(282,901)	(49,617)
Financing activities
Proceeds from issuance of common stock	56,950	29,498
Repurchase of common stock	(4,024)	(380,651)
Borrowings on securitization facility, net	88,000	128,000
Deferred financing costs paid and debt discount	(352)	—
Principal payments on notes payable	(64,875)	(69,000)
Borrowings from revolver	765,709	774,019
Payments on revolver	(1,027,468)	(600,109)
Borrowings on swing line of credit, net	34,639	13,632
Other	(125)	(149)
Net cash used in financing activities	(151,546)	(104,760)
Effect of foreign currency exchange rates on cash	8,159	(66,144)
Net increase in cash and cash equivalents and restricted cash	123,733	54,568
Cash and cash equivalents and restricted cash, beginning of period	1,364,893	1,130,870
Cash and cash equivalents and restricted cash, end of period	$1,488,626	$1,185,438
Supplemental cash flow information
Cash paid for interest	$90,559	$73,303
Cash paid for income taxes	$100,396	$112,982

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
June 30, 2019
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end rates of exchange. The related translation adjustments are made directly to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses of $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The Company recognized foreign exchange losses of $0.3 million and foreign exchange gains of $0.4 million for the six months ended June 30, 2019 and 2018, respectively. The Company recorded foreign currency gains on long-term intra-entity transactions of $43.7 million and foreign currency losses on long-term intra-entity transactions of $132.2 million for the three months ended June 30, 2019 and 2018, respectively, and losses of $33.3 million and $156.5 million for the six months ended June 30, 2019 and 2018 included as a component of foreign currency translation gains (losses), net of tax, on the Unaudited Consolidated Statements of Comprehensive Income (Loss).
Reclassification
The Company reclassified certain amounts on the Unaudited Consolidated Statements of Income from general and administrative to other operating, net in order to conform to current presentation.
Derivatives
The Company uses derivatives to (a) minimize its exposures related to changes in interest rates and (b) facilitate cross-currency corporate payments by writing derivatives to customers.

The Company is exposed to the risk of increasing interest rates because our borrowings are subject to variable interest rates. In order to mitigate this risk, the Company utilizes derivative instruments. Interest rate swap contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other assets or other noncurrent liabilities and offset against accumulated other comprehensive income/loss, net of tax. Cash flow hedges hedge a portion of the Company's variable rate debt. Derivative fair value changes that are recorded in accumulated other comprehensive income/loss are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is effective in offsetting the change in cash flows attributable to the hedged risk. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately in interest expense, net in the Unaudited Consolidated Statements of Income.
At Cambridge Global Payments ("Cambridge"), the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. In addition, Cambridge also writes foreign currency forward and option contracts for its customers to facilitate future payments. Cambridge also uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value related to these derivatives are recorded in revenues, net in the Unaudited Consolidated Statements of Income.

The Company recognizes all derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Unaudited Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Unaudited Consolidated Statements of Cash Flows. Refer to footnote 14.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.

Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 80% of total consolidated revenues, net, for the three and six months ended June 30, 2019. The Company accounts for remaining revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three and six months ended June 30 was as follows:

Revenues, net by Product*	Three Months Ended June 30,				Six Months Ended June 30,
	2019	%	2018	%	2019	%	2018	%
Fuel [1]	295	45%	278	48%	578	46%	544	46%
Corporate Payments	127	20%	100	17%	237	19%	194	17%
Tolls [1]	86	13%	80	14%	175	14%	170	14%
Lodging	50	8%	45	8%	92	7%	84	7%
Gift	36	6%	33	6%	84	7%	82	7%
Other[1]	53	8%	49	8%	102	8%	97	8%
Consolidated Revenues, net	647	100%	585	100%	1,269	100%	1,170	100%

[1] Reflects certain reclassifications of revenue between product categories: 1) as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and 2) shifted the E-Cash/OnRoad product to fuel from other.

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and six months ended June 30 was as follows:

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2019	%	2018	%	2019	%	2018	%
United States	389	60%	348	59%	760	60%	691	59%
Brazil	103	16%	96	16%	209	16%	203	17%
United Kingdom	70	11%	65	11%	137	11%	130	11%
Other	85	13%	76	13%	163	13%	146	12%
Consolidated Revenues, net	647	100%	585	100%	1,269	100%	1,170	100%
*Columns may not calculate due to rounding.

Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $72.4 million and $30.6 million as of June 30, 2019 and December 31, 2018, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized in the three and six months ended June 30, 2019 that was included in the deferred revenue contract liability as of December 31, 2018 was approximately $6.7 million and $23.9 million, respectively.

Spot Trade Offsetting

The Company uses spot trades to facilitate cross-currency corporate payments in its Cambridge business. Timing in the receipt of cash from the customer results in intermediary balances in the receivable from the customer and the payment to the customer's counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's exposure with these customer's counterparties, with the receivables from the customer. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2019 and December 31, 2018, (in millions).

	June 30, 2019			December 31, 2018
	Gross Assets	Offset on the Balance Sheet	Net Assets	Gross Assets	Offset on the Balance Sheet	Net Assets
Assets
Accounts Receivable	$465.3	$(421.2)	$44.1	$815.7	$(745.2)	$70.5

	Gross Liabilities	Offset on the Balance Sheet	Net Liabilities	Gross Liabilities	Offset on the Balance Sheet	Net Liabilities
Liabilities
Accounts Payable	$452.0	$(421.2)	$30.8	$760.8	$(745.2)	$15.6

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
Accounting for Derivative Financial Instruments
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance is effective for the Company for reporting periods beginning after December 15, 2018, and interim periods within those years. The Company adopted this guidance on January 1, 2019, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The guidance did simplify the Company's accounting for interest rate swap hedges, allowing more time for the initial hedge effectiveness documentation and a qualitative hedge effectiveness assessment at each quarter end.
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate, Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which amends the hedge accounting to add overnight index swap rates based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. The Company adopted this guidance on January 1, 2019, which did not have a material impact on the Company's results of operations, financial condition, or cash flows.

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

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date will be the same as the effective date in ASU 2016-13. For entities that have adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The amendments in ASU 2019-04 related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted in any interim period after issuance of ASU 2019-04 for those entities that have already adopted ASU 2016-01. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
2. Leases
Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective method. Under this transition method, the Company has not restated comparative periods, and prior comparative periods will continue to be reported in conformity with ASC 840.  On January 1, 2019, based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use (“ROU”) assets of $55.9 million and lease liabilities for operating leases of $65.5 million. At June 30, 2019, other assets includes a ROU asset of $74.5 million, other current liabilities includes short term operating lease liabilities of $15.2 million, and other non-current liabilities includes long term lease liabilities of $72.8 million. Finance leases are immaterial.
The Company primarily leases office space, data centers, vehicles, and equipment. Some of our leases contain variable lease payments, typically payments based on an index. The Company’s leases have remaining lease terms of one year to thirty years, some of which include options to extend from one to five years or more. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not reasonably certain to exercise and are not included in ROU assets and lease liabilities. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement, for the purposes of transition, the rate in effect at January 1, 2019. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability as of the modification date.
For contracts entered into on or after the effective date or at the inception of a contract, the Company assessed whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases. Therefore, leases entered into prior to January 1, 2019, are accounted for under the prior accounting standard and were not reassessed. The Company has also elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases would not be material to the ROU assets and lease liabilities.
Under ASC 842, a Company discounts future lease obligations by the rate implicit in the contract, unless the rate cannot be readily determined. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In determining the borrowing rate, the Company considered the applicable lease terms, the Company's cost of borrowing, and for leases denominated in a foreign currency, the collateralized borrowing rate that the Company would obtain to borrow in the same currency in which the lease is denominated.

Total lease costs for the three and six months ended June 30, 2019 were $5.1 million and $9.5 million, respectively.
The supplementary cash and non-cash disclosures for the six months ended June 30, 2019 are as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$9,447
Right-of-use assets obtained in exchange for new operating lease obligations [1]	$82,814
Weighted-average remaining lease term (years)	7.7
Weighted-average discount rate	3.57%
[1] Includes $55.9 million for operating leases existing on January 1, 2019

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

2020	$17,487
2021	16,370
2022	12,499
2023	11,208
2024	9,946
Thereafter	35,059
Total lease payments	102,569
Less imputed interest	(14,535)
Present value of lease liabilities	$88,034

3. Accounts Receivable
The Company’s accounts receivable and securitized accounts receivable include the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Gross domestic accounts receivable	$816,328	$668,154
Gross domestic securitized accounts receivable	974,000	886,000
Gross foreign receivables	979,189	817,624
Total gross receivables	2,769,517	2,371,778
Less allowance for doubtful accounts	(68,334)	(59,963)
Net accounts and securitized accounts receivable	$2,701,183	$2,311,815

The Company maintains a $1.2 billion revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to our U.S. trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding) a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, up to $1.2 billion of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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
A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the six month period ended June 30 is as follows (in thousands):

	2019	2018
Allowance for doubtful accounts beginning of period	$59,963	$46,031
Provision for bad debts	40,142	26,495
Write-offs	(31,771)	(24,281)
Allowance for doubtful accounts end of period	$68,334	$48,245

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis at June 30, 2019 and December 31, 2018, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Repurchase agreements	$716,155	$—	$716,155	$—
Money market	51,151	—	51,151	—
Certificates of deposit	28,455	—	28,455	—
Foreign exchange derivative contracts	44,513	—	44,513	—
Total assets	$840,274	$—	$840,274	$—
Cash collateral for foreign exchange derivative contracts	$6,123	$—	$—	$—
Liabilities:
Interest rate swaps	$61,632	$—	$61,632
Foreign exchange derivative contracts	43,576	—	43,576	—
Total liabilities	$105,208	$—	$105,208	$—
Cash collateral obligation for foreign exchange derivative contracts	$7,123	$—	$—	$—

December 31, 2018
Assets:
Repurchase agreements	$581,293	$—	$581,293	$—
Money market	50,644	—	50,644	—
Certificates of deposit	22,412	—	22,412	—
Foreign exchange derivative contracts	68,814	21	68,793	—
Total assets	$723,163	$21	$723,142	$—
Cash collateral for foreign exchange derivative contracts	$9,644	$—	$—	$—
Liabilities:
Foreign exchange derivative contracts	$72,125	$—	$72,125	$—
Total liabilities	$72,125	$—	$72,125	$—
Cash collateral obligation for foreign exchange derivative contracts	$73,140	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Unaudited Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is the financial institutions' month-end statement, as these instruments are not tradeable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Unaudited Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents what would be received and/or paid by the Company if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in the Company's Unaudited Consolidated Balance Sheet. Cash collateral paid for foreign exchange derivatives is recorded within restricted cash in the Company's Unaudited Consolidated Balance Sheet. The carrying value of interest rate swap contracts is at fair value, which is determined based on current and forward interest rates as of the balance sheet date and is classified within Level 2.
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
For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates.
The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company's derivatives are over-the-counter instruments with liquid markets.
The Company regularly evaluates the carrying value of its investments and during the first quarter of 2019, determined that the fair value of its telematics investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. Since initial date of investments, the Company has recorded cumulative impairment losses of $136.3 million.
The fair value of the Company’s cash, accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings that are not recorded at fair value approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a quarterly basis. These are each Level 2 fair value measurements, except for cash, which is a Level 1 fair value measurement.
5. Stockholders' Equity
The Company's Board of Directors has approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $2.1 billion of its common stock over an 18 month period ending February 1, 2020. The Program was updated most recently on January 23, 2019, with an authorized increase in the size of the program by an additional $500 million. With the increase and giving effect to the Company's $1.6 billion of previous repurchases, the Company may repurchase up to $545 million in shares of its common stock.

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
Since the beginning of the Program, 9,054,512 shares for an aggregate purchase price of $1.6 billion have been repurchased.
6. Stock-Based Compensation
The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees.
The table below summarizes the expense related to share-based payments recognized in the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$9,698	$11,352	$19,863	$22,051
Restricted stock	8,608	7,750	10,984	11,454
Stock-based compensation	$18,306	$19,102	$30,847	$33,505

The tax benefits recorded on stock based compensation were $23.1 million and $18.9 million for the six months ended June 30, 2019 and 2018, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2019 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$59,483	1.59
Restricted stock	26,932	1.38
Total	$86,415

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

The following summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2019 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,616	$117.58	5,174	$98.39		$518,954
Granted	419	243.19			$57.51
Exercised	(617)	96.08				114,085
Forfeited	(49)	149.92
Outstanding at June 30, 2019	7,369	$126.32	5,061	$102.96		$1,138,765
Expected to vest as of June 30, 2019	2,308	$177.52

The aggregate intrinsic value of stock options exercisable at June 30, 2019 was $900.3 million. The weighted average remaining contractual term of options exercisable at June 30, 2019 was 5.1 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the six months ended June 30, 2019 and 2018:

	June 30,
	2019	2018
Risk-free interest rate	2.42%	2.55%
Dividend yield	—	—
Expected volatility	26.40%	26.96%
Expected life (in years)	3.7	3.9

Restricted Stock
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one to four years.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	174	$190.73
Granted	164	235.43
Vested	(112)	200.29
Canceled or forfeited	(28)	218.58
Outstanding at June 30, 2019	198	$233.20

7. Acquisitions
2019 Acquisitions
NvoicePay
On April 1, 2019, the Company completed the acquisition of NvoicePay, a provider of full accounts payable automation for businesses. The aggregate purchase price of this acquisition was approximately $219 million, net of cash acquired of $3.6 million. The purpose of this acquisition is to further expand the Company's corporate payments product. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from NvoicePay are reported in the North America segment. Acquisition accounting for NvoicePay is preliminary as the Company is still completing the valuation for goodwill, identifiable intangible assets, income taxes, noncompete agreements, and evaluation of acquired contingencies.

The following table summarizes the preliminary acquisition accounting for NvoicePay (in thousands):

Trade and other receivables	1,513
Prepaid expenses and other current assets	469
Property, plant and equipment	1,030
Other long term assets	5,612
Goodwill	141,644
Intangibles	92,672
Liabilities	(4,415)
Other noncurrent liabilities	(6,130)
Deferred tax liabilities	(13,669)
Aggregate purchase price	$218,726

Other
On April 1, 2019, the Company acquired a small international business. The aggregate purchase price of the acquisition was approximately $32 million. The accounting for this acquisition is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies.
2018 Acquisitions
On December 27, 2018, the Company completed an acquisition of an online gift card solution provider with an aggregate purchase price of $16.8 million, net of cash acquired of $11.0 million and made deferred payments of $3.9 million related to acquisitions occurring in prior years. The accounting for this acquisition is preliminary as the Company is still completing the evaluation of acquired intangible assets, contingencies and net working capital adjustments. The following table summarizes the condensed preliminary acquisition accounting (in thousands):

Trade and other receivables	$10,214
Other short and long term assets	563
Goodwill	19,099
Customer relationships and other identifiable intangible assets	8,735
Liabilities assumed	(19,423)
Deferred tax liabilities	(2,376)
Aggregate purchase price	$16,812

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Tradename and trademarks	15	$1,923
Proprietary technology	5	$938
Customer relationships	20	$5,874
		$8,735

Along with the Company's acquisition, the Company signed noncompete agreements with certain parties with an estimated fair value of $0.4 million.
During 2018, the Company made investments in other businesses of $4.2 million and payments on a seller note for a prior acquisition of $1.6 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility.
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2018	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2019
Segment
North America	$3,087,875	$141,644	$2,914	$6,130	$3,238,563
International	1,454,199	18,613	—	9,096	1,481,908
	$4,542,074	$160,257	$2,914	$15,226	$4,720,471

As of June 30, 2019 and December 31, 2018, other intangible assets consisted of the following (in thousands):

		June 30, 2019			December 31, 2018
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.8	$2,732,332	$(863,392)	$1,868,940	$2,625,270	$(776,383)	$1,848,887
Trade names and trademarks—indefinite lived	N/A	481,741	—	481,741	479,555	—	479,555
Trade names and trademarks—other	14.4	4,949	(2,641)	2,308	2,957	(2,501)	456
Software	5.9	214,272	(166,505)	47,767	212,733	(152,416)	60,317
Non-compete agreements	4.1	48,939	(32,507)	16,432	47,009	(28,314)	18,695
Total other intangibles		$3,482,233	$(1,065,045)	$2,417,188	$3,367,524	$(959,614)	$2,407,910

Changes in foreign exchange rates resulted in a $9.6 million increase to the carrying values of other intangible assets in the six months ended June 30, 2019. Amortization expense related to intangible assets for the six months ended June 30, 2019 and 2018 was $105.4 million and $112.5 million, respectively.

9. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2019	December 31, 2018
Term Loan A note payable (a), net of discounts	$2,453,464	$2,515,519
Term Loan B note payable (a), net of discounts	342,512	344,180
Revolving line of credit A Facility(a)	395,000	655,000
Revolving line of credit B Facility(a)	344,656	345,446
Revolving line of credit C Facility(a)	35,000	35,000
Revolving line of credit B Facility - foreign swing line (a)	33,622	—
Other debt(c)	30,514	37,902
Total notes payable and other obligations	3,634,768	3,933,047
Securitization Facility(b)	974,000	886,000
Total notes payable, credit agreements and Securitization Facility	$4,608,768	$4,819,047
Current portion	$1,932,394	$2,070,616
Long-term portion	2,676,374	2,748,431
Total notes payable, credit agreements and Securitization Facility	$4,608,768	$4,819,047
 ______________________

(a)
The Company has a Credit Agreement that provides for senior secured credit facilities consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.525 billion and a term loan B facility in the amount of $350 million as of June 30, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B debt. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term A loan and revolving credit facilities is December 19, 2023. The maturity date for the term B loan is August 2, 2024.

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
At June 30, 2019, the interest rate on the term A loan, revolving A facility and revolving C facility was 3.90%, the interest rate on the the revolving B facility U.S. Dollar borrowings ($45 million) was 3.94%, the interest rate on the revolving B facility British Pounds borrowings (£236 million) was 2.23%, the interest rate on the term B loan was 4.40% and the interest rate on the foreign swing line loan was 2.17%. The unused credit facility fee was 0.30% for all revolving facilities at June 30, 2019.

(b)
The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended on February 8, 2019 and April 22, 2019. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.42% plus 0.88% as of June 30, 2019 and 2.52% plus 0.89% as of December 31, 2018. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2019 and December 31, 2018.

(c)	Other debt includes the long-term portion of deferred payments associated with business acquisitions.
The Company was in compliance with all financial and non-financial covenants at June 30, 2019. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Footnote 14 for further details.

10. Income Taxes
The Company's tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The Company's quarterly tax provision and quarterly estimate of its annual effective tax rate, are subject to variation due to several factors, including variability in accurately predicting the Company's pre-tax and taxable income and loss and the mix of jurisdictions to which they relate. Additionally, the Company's effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the Company's effective tax rate is greater when its pre-tax income is lower.
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2019 and 2018 to income before income taxes for the three months ended June 30, 2019 and 2018 due to the following (in thousands):

	2019		2018
Computed “expected” tax expense	$54,025	21.0%	$48,547	21.0%
Changes resulting from:
Foreign income tax differential	(3,185)	(1.2)%	1,907	0.8%
Excess tax benefit related to stock-based compensation	(8,097)	(3.2)%	(5,946)	(2.6)%
State taxes net of federal benefits	2,982	1.2%	3,396	1.5%
Foreign-sourced nontaxable income	145	0.1%	(6,291)	(2.7)%
Foreign withholding	5,098	1.9%	5,426	2.4%
GILTI, net of foreign tax credits	3,284	1.3%	4,921	2.1%
Change in valuation allowance and remeasurement of related deferred tax asset	(64,880)	(25.2)%	—	—%
Other	6,237	2.4%	2,363	1.0%
Provision for income taxes	$(4,391)	(1.7)%	$54,323	23.5%

Provision for income taxes
The Company provides for income taxes during interim periods based on an estimate of its effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The decrease in the provision for taxes and effective tax rate was due primarily to the sale of our investment in Masternaut, which will allow the Company to carryback the capital loss on its investment in Masternaut and offset it against a previously recorded capital gain from the sale of Nextraq in the third quarter of 2017. In prior periods, the capital loss was not realizable based upon the available sources of taxable income and a valuation allowance was recorded against the deferred tax asset. The valuation allowance was reversed during the three months ended June 30, 2019 resulting in a recognized tax benefit.
The Company pays taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

11. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$261,651	$176,852	$433,758	$351,789
Denominator for basic earnings per share	86,360	89,169	86,159	89,466
Dilutive securities	3,771	3,533	3,535	3,504
Denominator for diluted earnings per share	90,131	92,702	89,694	92,970
Basic earnings per share	$3.03	$1.98	$5.03	$3.93
Diluted earnings per share	$2.90	$1.91	$4.84	$3.78
Diluted earnings per share for the three months ended June 30, 2019 and 2018 excludes the effect of 0.1 million shares of common stock, for both periods, that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended June 30, 2019 and 2018, respectively.
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

The Company’s segment results are as follows for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net:
North America	$417,941	$370,949	$814,840	$735,218
International	229,153	214,036	454,079	435,266
	$647,094	$584,985	$1,268,919	$1,170,484
Operating income:
North America	$184,198	$161,376	$356,609	$317,326
International	113,119	103,407	224,884	207,544
	$297,317	$264,783	$581,493	$524,870
Depreciation and amortization:
North America	$41,875	$38,317	$80,167	$76,992
International	29,033	30,293	58,186	63,120
	$70,908	$68,610	$138,353	$140,112
Capital expenditures:
North America	$11,306	$11,685	$19,683	$20,096
International	6,164	7,715	12,292	14,518
	$17,470	$19,400	$31,975	$34,614

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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on the parties’ anticipated motions for summary judgment in the shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia, which is stayed pending a ruling on the parties’ anticipated motions for summary judgment in the shareholder class action, or until otherwise agreed by the parties.  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The complaint alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The complaint seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present.  On April 1, 2019, the Company filed a motion to compel arbitration and to dismiss the case, which was granted without prejudice on July 8, 2019.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of June 30, 2019 and December 31, 2018 (in millions) is presented in the table below.

	Notional
	June 30, 2019	December 31, 2018
Foreign exchange contracts:
Swaps	$288.5	$929.5
Futures, forwards and spot	3,926.3	3,249.9
Written options	4,574.7	3,688.8
Purchased options	3,699.4	2,867.2
Total	$12,488.9	$10,735.4

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

The following table summarizes the fair value of foreign currency derivatives reported in the Unaudited Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019				December 31, 2018
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	96.9	96.0	44.5	43.6	109.5	112.9	68.8	72.1
Cash collateral	6.1	7.1	6.1	7.1	9.6	73.1	9.6	73.1
Total net of cash collateral	$90.8	$88.9	$38.4	$36.5	$99.9	$39.8	$59.2	$(1.0)
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable have been recorded net within the Unaudited Consolidated Balance Sheets. The Company recognizes all derivative assets, net in prepaid expense and other current assets and all derivative liabilities, net in other current liabilities, after netting at the customer level, as right of offset exists, in its Unaudited Consolidated Balance Sheets at their fair value. The gain or loss on the change in fair value of derivative contracts is recognized immediately within revenues, net in the Unaudited Consolidated Statements of Income. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Unaudited Consolidated Balance Sheet. The customer has the right to recall their collateral in the event exposures move in their favor, they unwind all outstanding trades or they cease to do business with the Company. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.

Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (swap contracts). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of June 30, 2019, the Company had the following outstanding interest rate derivatives that are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of June 30, 2019	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	January 31, 2022
Interest Rate Swap	500	2.56%	January 31, 2023
Interest Rate Swap	500	2.55%	December 19, 2023

These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, the Company will pay a fixed monthly rate and receive one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Unaudited Consolidated Balance Sheets, as of June 30, 2019 (in millions). See Note 4 for additional information on the fair value of the Company’s swap contracts.

	As of June 30, 2019
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other liabilities	$61.6

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statement of Income and other comprehensive loss for the six months ended June 30, 2019 (in millions):

2019
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income on derivatives, net of tax of $15.2 million	$46.4
Amount of loss reclassified from accumulated other comprehensive income into interest expense	0.4

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $14.5 million at June 30, 2019.
15. Subsequent Events

Acquisitions
On July 5, 2019, the Company acquired SOLE Financial, a payroll card provider. The aggregate purchase price of this acquisition is approximately $74 million. This acquisition is not expected to be material to the financial results of the Company.

Credit Facility
On August 2, 2019, the Company entered into the sixth amendment to the Credit Agreement, which included an incremental Term A Loan in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness.

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
General Business
FLEETCOR is a leading global business payments company that simplifies the way businesses manage and pay their expenses. The FLEETCOR portfolio of brands helps companies automate, secure, digitize and control payments to, or on behalf of, their employees and suppliers. FLEETCOR serves businesses, partners and merchants in North America, Latin America, Europe, and Asia Pacific.
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
FLEETCOR is a global payments company primarily focused on business to business payments. We simplify the way businesses manage and pay for expenses and operate in five categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Our products are focused on delivering a better, more efficient way to pay, through specialized products, systems, and payment and merchant networks. While the actual payment mechanisms vary from category to category, they are structured to afford control and reporting to the end user. The methods of payment generally function like a charge card, prepaid card, one-time use virtual card, and electronic RFID, etc. Each category is unique in its focus, customer base and target markets, but they also share a number of characteristics. Customers are primarily business to business, have recurring revenue models, specialized networks which create barriers to entry, have high Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins, and have similar selling systems, which can be leveraged in each business. Additionally, we provide other payment products including fleet maintenance, employee benefits and long haul transportation-related services. Our products are used in 82 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 88% of our revenue in 2018.
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
Executive Overview
We operate in two segments, which we refer to as our North America and International segments. Our revenue is generally reported net of the cost for underlying products and services purchased through our payment products. In this report, we refer to this net revenue as “revenue". See “Results of Operations” for additional segment information.

Revenues, net, by Segment. For the three and six months ended June 30, 2019 and 2018, our North America and International segments generated the following revenue (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$417.9	64.6%	$370.9	63.4%	$814.8	64.2%	$735.2	62.8%
International	229.2	35.4%	214.0	36.6%	454.1	35.8%	435.3	37.2%
	$647.1	100.0%	$585.0	100.0%	$1,268.9	100.0%	$1,170.5	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2019	2018	2019	2018
Revenues, net	$647.1	$585.0	$1,268.9	$1,170.5
Net income	$261.7	$176.9	$433.8	$351.8
Net income per diluted share	$2.90	$1.91	$4.84	$3.78

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2019	2018	2019	2018
Adjusted net income	$256.7	$237.8	$495.2	$471.3
Adjusted net income per diluted share	$2.85	$2.57	$5.52	$5.07
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
In our lodging product, we define a transaction as a hotel room night purchased by a customer. A customer may have multiple room nights per booking. In our tolls product, the relevant measure of volume is average monthly tags active during the period. In our corporate payments product, an additional measure of volume is spend, which represents the dollar amount of payments processed on behalf of customers through our various networks.

The following table presents revenue and revenue per key performance metric by product for the three months ended June 30, 2019 and 2018 (in millions).*

	As Reported				Pro Forma and Macro Adjusted[3]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2019	2018	Change	% Change	2019	2018	Change	% Change
FUEL
'- Revenues, net[1]	$295.1	$278.1	$17.0	6%	$290.9	$267.8	$23.1	9%
'- Transactions[1]	125.3	129.4	(4.1)	(3)%	124.5	124.9	(0.3)	—%
'- Revenues, net per transaction	$2.36	$2.15	$0.21	10%	$2.34	$2.14	$0.19	9%

CORPORATE PAYMENTS
'- Revenues, net	$127.1	$99.6	$27.5	28%	$128.5	$102.3	$26.2	26%
'- Transactions	14.5	11.8	2.7	23%	14.5	12.0	2.5	21%
'- Revenues, net per transaction	$8.78	$8.44	$0.35	4%	$8.88	$8.55	$0.33	4%
'- Spend volume[4]	19,780	13,778	6,002	44%	20,167	13,778	6,389	46%
'- Revenue, net per spend $	0.64%	0.72%	(0.08)%	(11)%	0.64%	0.74%	(0.10)%	(14)%
TOLLS
'- Revenues, net[1]	$86.2	$80.1	$6.1	8%	$94.0	$80.1	$13.9	17%
'- Tags (average monthly)[5]	5.0	4.7	0.3	7%	5.0	4.7	0.3	7%
'- Revenues, net per tag	$17.08	$17.05	$0.03	—%	$18.63	$17.05	$1.57	9%
LODGING
'- Revenues, net	$50.2	$44.6	$5.6	13%	$50.2	$44.6	$5.6	13%
'- Room nights	4.3	4.7	(0.5)	(10)%	4.3	4.7	(0.5)	(10)%
'- Revenues, net per room night	$11.75	$9.40	$2.35	25%	$11.75	$9.40	$2.35	25%
GIFT
'- Revenues, net	$35.7	$33.3	$2.4	7%	$35.7	$34.8	$0.9	2%
'- Transactions	284.1	324.5	(40.3)	(12)%	284.1	324.7	(40.6)	(13)%
'- Revenues, net per transaction	$0.13	$0.10	$0.02	22%	$0.13	$0.11	$0.02	17%
OTHER[2]
'- Revenues, net[1]	$52.7	$49.2	$3.6	7%	$54.4	$50.2	$4.2	8%
'- Transactions[1]	12.3	12.1	0.1	1%	12.3	12.1	0.1	1%
'- Revenues, net per transaction	$4.30	$4.06	$0.24	6%	$4.44	$4.15	$0.29	7%
FLEETCOR CONSOLIDATED REVENUES
'- Revenues, net	$647.1	$585.0	$62.1	11%	$653.8	$579.8	$73.9	13%

[1] Reflects certain reclassifications of revenue between product categories: 1) as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and 2) shifted the E-Cash/OnRoad product to fuel from other.

[2] Other includes telematics, maintenance, food, and transportation related businesses.
[3] See heading entitled "Management’s Use of Non-GAAP Financial Measures" for a reconciliation of Pro forma and Macro Adjusted revenue by product and metrics, non-GAAP measures, to the comparable financial measure calculated in accordance with GAAP.

[4]Corporate payments spend in the third and fourth quarters of 2018 was $13,816.8 million and $14,750.6 million, respectively.
[5]Toll tags in the third and fourth quarters of 2018 were 4.7 million and 4.8 million, respectively.
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

•	Other operating, net—Our other operating, net includes other operating expenses and income items that do not relate to our core operations or that occur infrequently.

•	Investment loss—Our investment results primarily relate to impairment charges related to our investments.

•
Other expense (income), net—Our other expense (income), net includes proceeds/costs from the sale of assets, foreign currency transaction gains or losses and other miscellaneous operating costs and revenue.

•
Interest expense, net—Our interest expense, net includes interest income on our cash balances and interest expense on our outstanding debt, loss on interest rate swaps and on our Securitization Facility. We have historically invested our cash primarily in short-term money market funds.

•
(Benefit from) provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services on a global basis.

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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 60% and 59% of our revenue in the six months ended June 30, 2019 and 2018, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 13% and 15% of revenues, net were directly impacted by changes in fuel price in the three months ended June 30, 2019 and 2018, respectively. We believe approximately 13% and 15% of revenues, net were directly impacted by changes in fuel price in the six months ended June 30, 2019 and 2018, respectively.

•
Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. We believe approximately 5% of revenues, net were directly impacted by fuel-price spreads in both the three months ended June 30, 2019 and 2018, respectively. We believe approximately 5% of revenues, net were directly impacted by fuel-price spreads in both the six months ended June 30, 2019 and 2018, respectively.

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

•
Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk to changes in interest rates on our cash investments and debt. On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (swap contracts). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR.

•
Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

•
Taxes— We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Acquisitions and Investments

On April 1, 2019, we completed the acquisition of NvoicePay, a provider of full accounts payable automation for businesses. The aggregate purchase price of this acquisitions is approximately $219 million, net of cash acquired of $3.6 million. Additionally, on April 1, 2019, we acquired a small international business for an aggregate purchase price of approximately $32 million.
On July 5, 2019, we acquired SOLE Financial, a payroll card provider. The aggregate purchase price of this acquisition is approximately $74 million.
During 2018, we completed acquisitions with an aggregate purchase price of $16.8 million, net of cash acquired of $11.0 million and made deferred payments of $3.9 million related to acquisitions occurring in prior years. During 2018, we made investments in other businesses of $4.2 million and payments on a seller note for a prior acquisition of $1.6 million.

Results of Operations
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
The following table sets forth selected consolidated statement of income and selected operational data for the three months ended June 30, 2019 and 2018 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2019	% of total revenue	Three Months Ended June 30, 2018[1]	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$417.9	64.6%	$370.9	63.4%	$47.0	12.7%
International	229.2	35.4%	214.0	36.6%	15.1	7.1%
Total revenues, net	647.1	100.0%	585.0	100.0%	62.1	10.6%
Consolidated operating expenses:
Processing	120.5	18.6%	111.2	19.0%	9.3	8.3%
Selling	51.9	8.0%	44.0	7.5%	7.8	17.8%
General and administrative	106.8	16.5%	96.4	16.5%	10.4	10.7%
Depreciation and amortization	70.9	11.0%	68.6	11.7%	2.3	3.3%
Other operating, net	(0.2)	—%	—	—%	(0.2)	NM
Operating income	297.3	45.9%	264.8	45.3%	32.5	12.3%
Other expense, net	0.5	0.1%	0.5	0.1%	(0.1)	NM
Interest expense, net	39.5	6.1%	33.2	5.7%	6.4	19.2%
(Benefit from) provision for income taxes	(4.4)	(0.7)%	54.3	9.3%	(58.7)	(108.1)%
Net income	$261.7	40.4%	$176.9	30.2%	$84.8	47.9%
Operating income for segments:
North America	$184.2		$161.4		$22.8	14.1%
International	113.1		103.4		9.7	9.4%
Operating income	$297.3		$264.8		$32.5	12.3%
Operating margin for segments:
North America	44.1%		43.5%		0.6%
International	49.4%		48.3%		1.1%
Total	45.9%		45.3%		0.7%
NM = Not Meaningful
1Reflects reclassifications from previously disclosed amounts to conform to current presentation.
*The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues were $647.1 million in the three months ended June 30, 2019, an increase of $62.1 million or 10.6%, from $585.0 million in the three months ended June 30, 2018. The increase in our consolidated revenue was primarily due to:

•
Organic growth of approximately 13% on a constant fuel price, fuel spread margin, foreign currency and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of acquisitions completed in 2019, which contributed approximately $8 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended June 30, 2019 over the comparable period in 2018 of approximately $10 million. Foreign exchange rates had an unfavorable impact on consolidated revenues in the three months ended June 30, 2019 over the comparable period in 2018 of approximately $17 million, primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K., partially offset by favorable fuel spread margins of approximately $6 million and changes in fuel prices of approximately $1 million, in the three months ended June 30, 2019 over the comparable period in 2018.

North America segment revenues
North America revenues were $417.9 million in the three months ended June 30, 2019, an increase of $47.0 million or 12.7%, from $370.9 million in the three months ended June 30, 2018. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 13%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of acquisitions completed in 2019, which contributed approximately $7 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended June 30, 2019 over the comparable period in 2018 of approximately $4 million, primarily due to favorable fuel spread margins of approximately $6 million, partially offset by the unfavorable impact of foreign exchanges rates in Canada of $2 million and slightly lower fuel prices.

International segment revenues
International segment revenues were $229.2 million in the three months ended June 30, 2019, an increase of $15.1 million or 7.1%, from $214.0 million in the three months ended June 30, 2018. The increase in our International segment revenue was primarily due to:

•
Organic growth of approximately 13% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of an acquisition completed in 2019, which contributed approximately $1 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended June 30, 2019 over the comparable period in 2018 of approximately $14 million. Unfavorable foreign exchange rates negatively impacted consolidated revenues by approximately $15 million primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K., partially offset by the favorable impact of higher fuel prices on consolidated revenues of approximately $1 million.

Revenues by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the three months ended June 30, 2019 and 2018 (in millions).

	Three Months Ended June 30,
Revenues, net by Geography*	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$389	60%	$348	59%
Brazil	103	16%	96	16%
United Kingdom	70	11%	65	11%
Other	85	13%	76	13%
Consolidated revenues, net	$647	100%	$585	100%

	Three Months Ended June 30,
Revenues, net by Product Category*	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel[1]	$295	45%	$278	48%
Corporate Payments	127	20%	100	17%
Tolls[1]	86	13%	80	14%
Lodging	50	8%	45	8%
Gift	36	6%	33	6%
Other[1]	53	8%	49	8%
Consolidated revenues, net	$647	100%	$585	100%
1 Reflects certain reclassifications of revenue between product categories: 1) as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and 2) shifted the E-Cash/OnRoad product to fuel from other.
* Columns may not calculate due to rounding.

Consolidated operating expenses
Processing. Processing expenses were $120.5 million in the three months ended June 30, 2019, an increase of $9.3 million or 8.3%, from $111.2 million in the comparable prior period. Increases in processing expenses were primarily due to organic growth in the business, incremental bad debt expense of approximately $3 million and expenses related to acquisitions completed in 2019 of approximately $2 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $3 million.
Selling. Selling expenses were $51.9 million in the three months ended June 30, 2019, an increase of $7.8 million or 17.8%, from $44.0 million in the comparable prior period. Increases in selling expenses are primarily due to expenses related to acquisitions completed in 2019 of approximately $2 million and additional spending in certain lines of business, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $1 million.
General and administrative. General and administrative expenses were $106.8 million in the three months ended June 30, 2019, an increase of $10.4 million or 10.7%, from $96.4 million in the comparable prior period. The increase was primarily due to acquisitions completed in 2019 of approximately $5 million and expenses related to legal settlements of approximately $3.5 million, as well as higher third party consulting fees and software license costs over the comparable prior period. These increases were partially offset by the favorable impacts from fluctuations in foreign exchange rates of approximately $2 million.

Depreciation and amortization. Depreciation and amortization expenses were $70.9 million in the three months ended June 30, 2019, an increase of $2.3 million or 3.3%, from $68.6 million in the comparable prior period. The increase was primarily due to expenses related to acquisitions completed in 2019 of approximately $4 million and increased capital spending, partially offset by the favorable impact of foreign exchange rates of approximately $2 million and acquisition related intangible assets that have become fully amortized.

Interest expense, net. Interest expense was $39.5 million in the three months ended June 30, 2019, an increase of $6.4 million or 19.2%, from $33.2 million in the comparable prior period. The increase in interest expense is primarily due to the impact of additional borrowings to repurchase our common stock and to finance acquisitions completed in 2019, as well as increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees.

	Three Months Ended June 30,
(Unaudited)	2019	2018
Term loan A	3.97%	3.44%
Term loan B	4.47%	3.92%
Revolver A, B & C USD Borrowings	3.97%	3.43%
Revolver B GBP Borrowings	2.23%	2.01%
Foreign swing line	2.17%	1.91%
The average unused facility fee for the Credit Facility was 0.30% in both the three month periods ending June 30, 2019 and 2018, respectively. On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended June 30, 2019, as a result of these swap contracts, we incurred additional interest expense of $0.4 million or 0.08% over the average LIBOR rates on $2 billion of borrowings.
(Benefit from) provision for income taxes. The benefit from income taxes was $4.4 million in the three months ended June 30, 2019, as compared to a provision for income taxes of $54.3 million in the three months ended June 30, 2018. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The second quarter of 2019 included an income tax benefit of $65 million due to the final disposition of our Masternaut investment, which will allow us to carryback the capital loss on our investment in Masternaut and offset it against a previously recorded capital gain on the sale of Nextraq in the third quarter of 2017.
Our effective tax rate for the three months ended June 30, 2019 was (1.7)% compared to 23.5% for three months ended June 30, 2018. Our effective tax rate for the three months ended June 30, 2019 reflects the reversal of our valuation allowance in a telematics investment and the remeasurement of the related deferred tax asset due to the capital loss realized on the investment that was carried back to 2017 when the U.S. federal tax rate was 35%. Excluding this discrete item, our tax rate in the second quarter of 2019 would have been 23.6%.

We pay taxes in different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased to $261.7 million in the three months ended June 30, 2019, an increase of $84.8 million or 47.9%, from $176.9 million in the three months ended June 30, 2018.
Operating income and operating margin
Consolidated operating income. Operating income was $297.3 million in the three months ended June 30, 2019, an increase of $32.5 million or 12.3%, from $264.8 million in the comparable prior period. Our operating margin was 45.9% and 45.3% for the three months ended June 30, 2019 and 2018, respectively. These increases were driven primarily by organic growth. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $1 million, driven by unfavorable movements in foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $184.2 million in the three months ended June 30, 2019, an increase of $22.8 million or 14.1%, from $161.4 million in the comparable prior period. North America operating margin was 44.1% and 43.5% for the three months ended June 30, 2019 and 2018, respectively. These increases were due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $5 million, driven by higher fuel price spreads, partially offset by unfavorable movements in foreign exchange rates and higher bad debt expense.

International segment operating income. International operating income was $113.1 million in the three months ended June 30, 2019, an increase of $9.7 million or 9.4%, from $103.4 million in the comparable prior period. International operating margin was 49.4% and 48.3% for the three months ended June 30, 2019 and 2018, respectively. These increases were due primarily to organic growth. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $6 million, driven primarily by unfavorable movements in foreign exchange rates.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018
The following table sets forth selected consolidated statement of income data for the six months ended June 30, 2019 and 2018 (in millions, except percentages)*.

(Unaudited)	Six Months Ended June 30, 2019	% of total revenue	Six Months Ended June 30, 2018[1]	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$814.8	64.2%	$735.2	62.8%	$79.6	10.8%
International	454.1	35.8%	435.3	37.2%	18.8	4.3%
Total revenues, net	1,268.9	100.0%	1,170.5	100.0%	98.4	8.4%
Consolidated operating expenses:
Processing	249.6	19.7%	227.7	19.5%	21.9	9.6%
Selling	101.1	8.0%	91.1	7.8%	10.0	11.0%
General and administrative	199.6	15.7%	186.8	16.0%	12.8	6.8%
Depreciation and amortization	138.4	10.9%	140.1	12.0%	(1.8)	(1.3)%
Other operating, net	(1.2)	(0.1)%	(0.1)	—%	(1.1)	NM
Operating income	581.5	45.8%	524.9	44.8%	56.6	10.8%
Investment loss	15.7	1.2%	—	—%	15.7	NM
Other expense, net	0.7	0.1%	0.2	—%	0.6	364.6%
Interest expense, net	78.6	6.2%	64.2	5.5%	14.4	22.4%
Provision for income taxes	52.7	4.2%	108.7	9.3%	(56.0)	(51.5)%
Net income	$433.8	34.2%	$351.8	30.1%	$82.0	23.3%
Operating income for segments:
North America	$356.6		$317.3		$39.3	12.4%
International	224.9		207.5		17.3	8.4%
Operating income	$581.5		$524.9		$56.6	10.8%
Operating margin for segments:
North America	43.8%		43.2%		0.6%
International	49.5%		47.7%		1.8%
Consolidated	45.8%		44.8%		1.0%

NM = Not Meaningful
1Reflects reclassifications from previously disclosed amounts to conform to current presentation.
*The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues increased from $1,170.5 million in the six months ended June 30, 2018 to $1,268.9 million in the six months ended June 30, 2019, an increase of $98.4 million, or 8.4%. The increase in our consolidated revenue was primarily due to:

•
Organic growth of approximately 11% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of acquisitions during 2019, which contributed approximately $9 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the six months ended June 30, 2019 over the comparable period in 2018 of approximately $33 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $45 million due to unfavorable fluctuations in foreign exchange rates primarily in Brazil and the U.K., partially offset by favorable fuel spread margins of approximately $11.0 million and changes in fuel prices of $1 million.

North America segment revenues
North America revenues increased from $735.2 million in the six months ended June 30, 2018 to $814.8 million in the six months ended June 30, 2019, an increase of $79.6 million, or 10.8%. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 10%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of our acquisitions during 2019, which contributed approximately $8 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in the six months ended June 30, 2019 over the comparable period in 2018 of approximately $7 million. This was primarily due to favorable fuel spread margins of approximately $11 million, partially offset by the unfavorable impact of foreign exchange rates in Canada of $3 million and lower fuel prices of approximately $1 million.

International segment revenues
International segment revenues increased from $435.3 million in the six months ended June 30, 2018 to $454.1 million in the six months ended June 30, 2019, an increase of $18.8 million, or 4.3%. The increase in our International segment revenue was primarily due to:

•	Organic growth of approximately 13% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of an acquisition in 2019, which contributed approximately $1 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the six months ended June 30, 2019 over the comparable period in 2018 of approximately $40 million. Unfavorable foreign exchange rates negatively impacted consolidated revenues by approximately $42 million primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K., partially offset by the favorable impact of higher fuel prices on consolidated revenues of approximately $2 million.

Revenues by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the six months ended June 30, 2019 and 2018 (in millions).

	Six Months Ended June 30,
Revenues, net by Geography*	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$760	60%	$691	59%
Brazil	209	16%	203	17%
United Kingdom	137	11%	130	11%
Other	163	13%	146	12%
Consolidated revenues, net	$1,269	100%	$1,170	100%

	Six Months Ended June 30,
Revenues, net by Product Category*	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel[1]	$578	46%	$544	46%
Corporate Payments	237	19%	194	17%
Tolls[1]	175	14%	170	14%
Lodging	92	7%	84	7%
Gift	84	7%	82	7%
Other[1]	102	8%	97	8%
Consolidated revenues, net	$1,269	100%	$1,170	100%
1 Reflects certain reclassifications of revenue between product categories: 1) as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and 2) shifted the E-Cash/OnRoad product to fuel from other.
* Columns may not calculate due to rounding.

Consolidated operating expenses
Processing. Processing expenses increased from $227.7 million in the six months ended June 30, 2018 to $249.6 million in the six months ended June 30, 2019, an increase of $21.9 million, or 9.6%. Increases in processing expenses were primarily due to organic growth in the business, incremental bad debt expense of approximately $14 million and expenses related to acquisitions completed in 2019 of approximately $3 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $9 million.
Selling. Selling expenses increased from $91.1 million in the six months ended June 30, 2018 to $101.1 million in the six months ended June 30, 2019, an increase of $10.0 million, or 11.0%. Increases in selling expenses are primarily due to expenses related to acquisitions completed in 2019 of approximately $2 million and additional spending in certain lines of business, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $3 million.
General and administrative. General and administrative expenses increased from $186.8 million in the six months ended June 30, 2018 to $199.6 million in the six months ended June 30, 2019, an increase of $12.8 million, or 6.8%. The increase was primarily due to acquisitions completed in 2019 of approximately $5 million and expenses related to legal settlements of approximately $3.5 million, as well as higher third party consulting fees and software license costs over the comparable prior period. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $6 million.

Depreciation and amortization. Depreciation and amortization decreased from $140.1 million in the six months ended June 30, 2018 to $138.4 million in the six months ended June 30, 2019, a decrease of $1.8 million, or 1.3%. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $6 million, partially offset by expenses related to acquisitions completed in 2019 of approximately $4 million.

Other operating, net. Other operating, net was $(1.2) million in the six months ended June 30, 2019, compared to other operating, net of $(0.1) million in the six months ended June 30, 2018, an immaterial change.

Investment loss. Investment loss of $15.7 million was recorded in the six months ended June 30, 2019 related to an impairment charge to our telematics investment. During the first quarter of 2019, we determined that the fair value of our investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. The investment was sold in the second quarter at an amount approximating carrying value.

Other expense, net. Other expense, net was $0.7 million in the six months ended June 30, 2019, compared to other expense, net of $0.2 million in the six months ended June 30, 2018, an immaterial amount.

Interest expense, net. Interest expense increased from $64.2 million in the six months ended June 30, 2018 to $78.6 million in the six months ended June 30, 2019, an increase of $14.4 million, or 22.4%. The increase in interest expense is primarily due to the impact of additional borrowings to repurchase our common stock and to finance acquisitions completed in 2019, as well as increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees.

	Six Months Ended June 30,
(Unaudited)	2019	2018
Term loan A	3.99%	3.37%
Term loan B	4.49%	3.94%
Domestic Revolver A	3.99%	3.34%
Revolver B GBP Borrowings	2.23%	2.09%
Foreign swing line	2.18%	2.06%
The average unused facility fee for the Credit Facility was 0.30% and 0.32% in the six months ending June 30, 2019 and 2018, respectively. On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the six months ended June 30, 2019, as a result of these swaps, we incurred additional interest expense of approximately $0.6 million or 0.07% over the average LIBOR rates on $2 billion of borrowings.

Provision for income taxes. The provision for income taxes decreased from $108.7 million in the six months ended June 30, 2018 to $52.7 million in the six months ended June 30, 2019, a decrease of $56.0 million, or 51.5%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The second quarter of 2019 included an income tax benefit of $65 million due to the final disposition of our Masternaut investment, which will allow us to carryback the capital loss on our investment in Masternaut and offset it against a previously recorded capital gain from the sale of Nextraq in the third quarter of 2017.
Our effective tax rate was 10.8% for the six months ended June 30, 2019 as compared to 23.6% in the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 reflects the reversal of our valuation allowance in our telematics investment and the remeasurement of the related deferred tax asset due to the capital loss realized on the investment that was carried back to 2017 when the US federal tax rate was 35%.  Our tax rate was also impacted by the impairment charge to our book investment in Masternaut in the first quarter. Excluding these discreet items, our tax rate in the first half of 2019 would have been 23.6%.
We pay taxes in different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. Also, the excess tax benefit on share based compensation is part of the effective tax rate. As a result, the tax rate is impacted by the number of stock options exercised or restricted shares vested during the reporting period.
Net income. For the reasons discussed above, our net income increased from $351.8 million in the six months ended June 30, 2018 to $433.8 million in the six months ended June 30, 2019, an increase of $82.0 million, or 23.3%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $524.9 million in the six months ended June 30, 2018 to $581.5 million in the six months ended June 30, 2019, an increase of $56.6 million, or 10.8%. Our operating margin was 44.8% and 45.8% for the six months ended June 30, 2018 and 2019, respectively. The increase in operating income was driven primarily by organic growth. These increases were partially offset by increased bad debt expense of approximately $14 million and the negative impact of the macroeconomic environment of approximately $9 million, driven primarily by unfavorable movements in foreign exchange rates.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $317.3 million in the six months ended June 30, 2018 to $356.6 million in the six months ended June 30, 2019, an increase of $39.3 million, or 12.4%. North America operating margin was 43.2% and 43.8% for the six months ended June 30, 2018 and 2019, respectively. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $9 million, driven primarily by higher fuel spread margins and offset by unfavorable movements in foreign exchange rates. These increases were partially offset by additional bad debt expense of approximately $11 million.

International segment operating income. International operating income increased from $207.5 million in the six months ended June 30, 2018 to $224.9 million in the six months ended June 30, 2019, an increase of $17.3 million, or 8.4%. International operating margin was 47.7% and 49.5% for the six months ended June 30, 2018 and 2019, respectively. The increase in operating income was due primarily to organic growth. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $18 million, driven primarily by unfavorable movements in foreign exchange rates.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At June 30, 2019, our cash balances totaled $1,488.6 million, with approximately $318.3 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At June 30, 2019, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $850.1 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations. We are currently evaluating undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2019, we had no additional liquidity under our Securitization Facility. At June 30, 2019, we had approximately $478 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2019 and 2018 (in millions).

	Six Months Ended June 30,
(Unaudited)	2019	2018
Net cash provided by operating activities	$550.0	$275.1
Net cash used in investing activities	(282.9)	(49.6)
Net cash used in financing activities	(151.5)	(104.8)
Operating activities. Net cash provided by operating activities was $550.0 million in the six months ended June 30, 2019, an increase from $275.1 million in the comparable prior period. The increase in operating cash flows was primarily due to higher net income and favorable working capital adjustments primarily due to the timing of cash receipts and payments in the six months ended June 30, 2019 over the comparable period in 2018.
Investing activities. Net cash used in investing activities was $282.9 million in the six months ended June 30, 2019 compared to $49.6 million in the six months ended June 30, 2018. The increase was primarily due to the increase in cash paid for acquisitions completed in 2019.
Financing activities. Net cash used in financing activities was $151.5 million in the six months ended June 30, 2019, compared to $104.8 million in the six months ended June 30, 2018. The increased use of cash is primarily due to a reduction in net borrowings of $411 million on our Credit Facility and a decrease in borrowings of $40 million on our Securitization Facility. These increases were partially offset by fewer repurchases of our common stock of $377 million in the six months ended June 30, 2019 over the comparable period in 2018.
Capital spending summary
Our capital expenditures were $32.0 million in the six months ended June 30, 2019, a decrease of $2.6 million or 7.6%, from $34.6 million in the comparable prior period, an immaterial amount.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.33 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $2.525 billion and a term loan B facility in the amount of $350.0 million as of June 30, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million for borrowings in U.S. Dollars, and sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term A, term B, revolver A or revolver B debt. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. The term A and revolver maturity dates are December 19, 2023, and the term B maturity date is August 2, 2024.
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
At June 30, 2019, the interest rate on the term A loan and the revolving A facility and the revolving C facility was 3.90%, the interest rate on the revolving B facility U.S. Dollar borrowings ($45 million) was 3.94%, the interest rate on the revolving B British Pounds borrowings (£236 million) was 2.23%, the interest rate on the term B loan was 4.40%, the interest rate on the foreign swing line loan was 2.17%. The unused credit facility fee was 0.30% for all revolving facilities at June 30, 2019.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of June 30, 2019, we were in compliance with each of the covenants under the Credit Facility.
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
At June 30, 2019, we had $2.5 billion in borrowings outstanding on the term A loan, net of discounts, $342.5 million in borrowings outstanding on the term B loan, net of discounts, $395.0 million in borrowings outstanding on the revolving A facility, $344.7 million in borrowings outstanding on the revolving B facility, excluding the swing line, $35.0 million in borrowings outstanding on the revolving C facility and $33.6 million in borrowings outstanding on the revolving B swing line facility. We have unamortized debt issuance costs of $7.5 million related to the Revolver as of June 30, 2019 recorded within other assets in the unaudited consolidated balance sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $8.9 million and $0.8 million at June 30, 2019, respectively.
During the six months ended June 30, 2019, we made principal payments of $64.9 million on the term loans, $582.0 million on the revolving A facility, $445.5 million on the revolving B facility, and $11.9 million on the swing line revolving facilities.

On August 2, 2019, we completed the sixth amendment to the Credit Agreement, which included an incremental Term A Loan in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness.
Cash Flow Hedges
On January 22, 2019, we entered into three interest rate swap cash flow contracts (swap contracts). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $0.4 million of losses from accumulated other comprehensive income into interest expense during the six months ended June 30, 2019 as a result of these hedging instruments.
Securitization Facility
We are a party to a receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility, with the latest on April 22, 2019. The Securitization Facility expires on November 14, 2020 and contains certain customary financial covenants.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.42% plus 0.88% and 2.52% plus 0.89% as of June 30, 2019 and December 31, 2018, respectively. The unused facility fee is payable at a rate of 0.40% as of June 30, 2019 and December 31, 2018, respectively. We have unamortized debt issuance costs of $0.9 million related to the Securitization Facility as of June 30, 2019 recorded within other assets in the unaudited consolidated balance sheet.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2019.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $2.1 billion of its common stock over an 18 month period ending February 1, 2020. The Program was updated most recently on January 23, 2019, the Company's Board of Directors, with an authorized increase in the size of the program by an additional $500 million. With the increase and giving effect to the Company's $1.6 billion of previous repurchases, the Company may repurchase up to $545 million in shares of its common stock.
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
Since the beginning of the Program, 9,054,512 shares for an aggregate purchase price of $1.6 billion have been repurchased.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2019, other than noted in footnote 1, "Summary of Significant Accounting Policies" and footnote 2, "Leases", related to our adoption of new lease guidance, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2018. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.
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

	Revenue		Key Performance Metric
	Three Months Ended June 30,		Three Months Ended June 30,
(Unaudited)	2019*	2018*	2019*	2018*
FUEL
Pro forma and macro adjusted	$290.9	$267.8	124.5	124.9
Impact of acquisitions/dispositions/Uber	3.8	10.3	0.7	4.5
Impact of fuel prices/spread	6.5	—	—	—
Impact of foreign exchange rates	(6.1)	—	—	—
As reported	$295.1	$278.1	125.3	129.4
CORPORATE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$128.5	$102.3	14.5	12.0
Impact of acquisitions/dispositions	—	(2.6)	—	(0.1)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.4)	—	—	—
As reported	$127.1	$99.6	14.5	11.8
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	Intentionally Left Blank		20,166.7	13,778.1
Impact of acquisitions/dispositions			—	—
Impact of fuel prices/spread			—	—
Impact of foreign exchange rates			(386.7)	—
As reported			19,780.1	13,778.1
TOLLS - TAGS
Pro forma and macro adjusted	$94.0	$80.1	5.0	4.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(7.8)	—	—	—
As reported	$86.2	$80.1	5.0	4.7
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$50.2	$44.6	4.3	4.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$50.2	$44.6	4.3	4.7
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$35.7	$34.8	284.1	324.7
Impact of acquisitions/dispositions	—	(1.5)	—	(0.3)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$35.7	$33.3	284.1	324.5
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$54.4	$50.2	12.3	12.1
Impact of acquisitions/dispositions	—	(1.1)	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.7)	—	—	—
As reported	$52.7	$49.2	12.3	12.1

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$653.8	$579.8	Intentionally Left Blank
Impact of acquisitions/dispositions	3.8	5.1
Impact of fuel prices/spread	6.5	—
Impact of foreign exchange rates	(17.0)	—
As reported	$647.1	$585.0

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, and transportation related businesses.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) other non-recurring items, including the impact of the Tax Act, impairment charges, asset write-offs, restructuring costs, gains and related taxes due to disposition of assets and a business, loss on extinguishment of debt, legal settlements, and the unauthorized access impact.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2019	2018	2019	2018
Net income	$261,651	$176,852	$433,758	$351,789
Stock based compensation	18,306	19,102	30,847	33,505
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	56,623	57,313	110,141	117,757
Impairment of investment	—	—	15,660	—
Legal settlements	3,474	—	3,474	—
Restructuring costs	—	1,506	—	3,435
Unauthorized access impact	—	1,743	—	1,743
Total pre-tax adjustments	78,403	79,664	160,122	156,441
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(18,435)	(18,720)	(33,846)	(36,927)
Impact of investment sale on tax[2]	(64,880)	—	(64,880)	—
Adjusted net income	$256,739	$237,796	$495,154	$471,302
Adjusted net income per diluted share	$2.85	$2.57	$5.52	$5.07
Diluted shares	90,131	92,702	89,694	92,970

[1] Excludes the results of the Company's investments on our effective tax rate, as results from our investments are reported within the consolidated statements of income on a post-tax basis and no tax-over-book outside basis differences related to our investments reversed during the periods.

[2] Represents the impact to taxes from the disposition of our investment in Masternaut.
*Columns may not calculate due to rounding.

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on preliminary information, internal estimates and management assumptions, expectations and plans about future conditions, events and results. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation of, or adaption to, new technology; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or resulting from investigations; failure to maintain or renew key business relationships; failure to maintain competitive product offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership and customer arrangements or acquisitions and to successfully integrate or otherwise achieve anticipated benefits from such partnership and customer arrangements or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom’s referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets; risks related to litigation; the impact of new tax regulations and the resolution of tax contingencies resulting in additional tax liabilities; as well as the other risks and uncertainties identified under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2019 filed with the Securities and Exchange Commission on May 10, 2019 and this Quarterly Report. These factors could cause our actual results and experience to differ materially from any forward-looking statement. The forward-looking statements included in this presentation are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements as a result of new information, future events or developments, except as specifically stated or to the extent required by law. You may get FLEETCOR’s Securities and Exchange Commission (“SEC”) filings for free by visiting the SEC web site at www.sec.gov or FLEETCOR’s investor relations website at investor.fleetcor.com.
This report includes non-GAAP financial measures, which are key measures used by the Company and investors as supplemental measures to evaluate the overall operating performance of companies in our industry. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. See Management’s Use of Non-GAAP Financial Measures for additional information regarding these GAAP financial measures and a reconciliation to the nearest corresponding GAAP measure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2019, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on the parties’ anticipated motions for summary judgment in the shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia, which is stayed pending a ruling on the parties’ anticipated motions for summary judgment in the shareholder class action, or until otherwise agreed by the parties.  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The complaint alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The complaint seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present. On April 1, 2019, the Company filed a motion to compel arbitration and to dismiss the case, which was granted without prejudice on July 8, 2019.
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

The Company's Board of Directors has approved a stock repurchase program (the "Program") under which the Company may purchase up to an aggregate of $2.1 billion of its common stock over the following 18 month period. The Program was updated most recently on January 23, 2019, with an authorized increase in the size of the program by an additional $500 million. With the increase and giving effect to the Company's $1.6 billion of previous repurchases, the Company may repurchase up to $545 million in shares of its common stock at any time prior to February 1, 2020.
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
Since the beginning of the Program, 9,054,512 shares for an aggregate purchase price of $1.6 billion have been repurchased.
The following table presents information with respect to purchase of common stock of the Company made during the three months ended June 30, 2019 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2019 through April 30, 2019	2,086	$252.50	9,054,249	$544,366
June 1, 2019 through June 30, 2019	263	$253.65	9,054,512	$544,299

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 8-K, File No. 001-35004, filed with the SEC on January 29, 2018)

10.1	Offer Letter, dated March 30, 2018, between FLEETCOR Technologies, Inc. and David Krantz (incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q, filed with the SEC on May 10, 2019)

10.2	Offer Letter, dated August14, 2015, between FLEETCOR Technologies, Inc. and Kurt Adams (incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q, filed with the SEC on May 10, 2019)

10.3
Fifth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated February 8, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the Registrant's Form 10-Q, filed with the SEC on May 10, 2019)

10.4
Sixth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated April 22, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.4 to the Registrant's Form 10-Q, filed with the SEC on May 10, 2019)

10.5*
Sixth Amendment to Credit Agreement, dated as of August 2, 2019, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2019.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey