Form 10-Q
period 2019-09-30
FLEETCOR TECHNOLOGIES INC
filed 2019-11-12
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, $0.001 par value	86,781,185

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLT	NYSE

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Months Ended September 30, 2019

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2019[1]	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,058,762	$1,031,145
Restricted cash	407,115	333,748
Accounts and other receivables (less allowance for doubtful accounts of $64,663 at September 30, 2019 and $59,963 at December 31, 2018)	1,703,998	1,425,815
Securitized accounts receivable—restricted for securitization investors	992,000	886,000
Prepaid expenses and other current assets	278,132	199,278
Total current assets	4,440,007	3,875,986
Property and equipment, net	185,522	186,201
Goodwill	4,707,383	4,542,074
Other intangibles, net	2,315,645	2,407,910
Investments	26,250	42,674
Other assets	239,387	147,632
Total assets	$11,914,194	$11,202,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,375,929	$1,117,649
Accrued expenses	290,957	261,594
Customer deposits	957,667	926,685
Securitization facility	992,000	886,000
Current portion of notes payable and lines of credit	173,214	1,184,616
Other current liabilities	189,170	118,669
Total current liabilities	3,978,937	4,495,213
Notes payable and other obligations, less current portion	3,307,480	2,748,431
Deferred income taxes	457,174	491,946
Other noncurrent liabilities	270,293	126,707
Total noncurrent liabilities	4,034,947	3,367,084
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 124,174,639 shares issued and 86,770,906 shares outstanding at September 30, 2019; and 123,035,859 shares issued and 85,845,344 shares outstanding at December 31, 2018	123	123
Additional paid-in capital	2,503,590	2,306,843
Retained earnings	4,477,219	3,817,656
Accumulated other comprehensive loss	(1,114,678)	(913,858)
Less treasury stock, 37,403,733 shares at September 30, 2019 and 37,190,515 shares at December 31, 2018	(1,965,944)	(1,870,584)
Total stockholders’ equity	3,900,310	3,340,180
Total liabilities and stockholders’ equity	$11,914,194	$11,202,477

See accompanying notes to unaudited consolidated financial statements.
[1] Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using a modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. Refer to footnote 2.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018¹	2019	2018¹
Revenues, net	$681,048	$619,586	$1,949,967	$1,790,070
Expenses:
Processing	135,016	128,400	384,588	356,086
Selling	51,790	44,806	152,907	135,926
General and administrative	98,050	98,058	297,618	284,858
Depreciation and amortization	67,347	67,267	205,700	207,379
Other operating, net	(296)	(35)	(1,480)	(140)
Operating income	329,141	281,090	910,634	805,961
Investment loss	—	7,147	15,660	7,147
Other (income) expense, net	(120)	303	628	465
Interest expense, net	36,504	36,072	115,088	100,287
Total other expense	36,384	43,522	131,376	107,899
Income before income taxes	292,757	237,568	779,258	698,062
Provision for income taxes	66,952	79,874	119,695	188,579
Net income	$225,805	$157,694	$659,563	$509,483
Basic earnings per share	$2.61	$1.78	$7.64	$5.72
Diluted earnings per share	$2.49	$1.71	$7.33	$5.50
Weighted average shares outstanding:
Basic shares	86,662	88,456	86,332	89,126
Diluted shares	90,522	92,081	89,976	92,671

See accompanying notes to unaudited consolidated financial statements.
[1]Reflects reclassifications from previously disclosed amounts to conform to current presentation.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$225,805	$157,694	$659,563	$509,483
Other comprehensive income (loss):
Foreign currency translation (losses), net of tax	(180,317)	(74,058)	(148,282)	(392,889)
Net change in derivative contracts, net of tax	(6,164)	—	(52,538)	—
Total other comprehensive (loss)	(186,481)	(74,058)	(200,820)	(392,889)
Total comprehensive income	$39,324	$83,636	$458,743	$116,594
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
Net income	—	—	172,107	—	—	172,107
Other comprehensive loss, net of tax	—	—	—	(20,334)	—	(20,334)
Acquisition of common stock	—	33,000	—	—	(36,322)	(3,322)
Share-based compensation	—	12,541	—	—	—	12,541
Issuance of common stock	—	29,795	—	—	—	29,795
Balance at March 31, 2019	123	2,382,179	3,989,763	(934,192)	(1,906,906)	3,530,967
Net income	—	—	261,651	—	—	261,651
Other comprehensive income, net of tax	—	—	—	5,995	—	5,995
Acquisition of common stock	—	—	—	—	(702)	(702)
Share-based compensation	—	18,306	—	—	—	18,306
Issuance of common stock	—	27,155	—	—	—	27,155
Balance at June 30, 2019	123	2,427,640	4,251,414	(928,197)	(1,907,608)	3,843,372
Net income	—	—	225,805	—	—	225,805
Other comprehensive loss, net of tax	—	—	—	(186,481)	—	(186,481)
Acquisition of common stock	—	—	—	—	(58,336)	(58,336)
Share-based compensation	—	15,273	—	—	—	15,273
Issuance of common stock	—	60,677	—	—	—	60,677
Balance at September 30, 2019	$123	$2,503,590	$4,477,219	$(1,114,678)	$(1,965,944)	$3,900,310

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$122	$2,214,224	$2,958,921	$(551,857)	$(944,888)	$3,676,522
Net income	—	—	174,937	—	—	174,937
Cumulative effect of change in accounting principle	—	—	47,252	—	—	47,252
Other comprehensive income from currency, net of tax of $0	—	—	—	43,254	—	43,254
Acquisition of common stock	—	—	—	—	(88,292)	(88,292)
Share-based compensation	—	14,403	—	—	—	14,403
Issuance of common stock	1	19,975	—	—	—	19,976
Balance at March 31, 2018	123	2,248,602	3,181,110	(508,603)	(1,033,180)	3,888,052
Net income	—	—	176,852	—	—	176,852
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	(362,085)	—	(362,085)
Acquisition of common stock	—	—	—	—	(292,359)	(292,359)
Share-based compensation	—	19,102	—	—	—	19,102
Issuance of common stock	—	9,523	—	—	—	9,523
Balance at June 30, 2018	123	2,277,227	3,357,962	(870,688)	(1,325,539)	3,439,085
Net income	—	—	157,694	—	—	157,694
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	(74,058)	—	(74,058)
Acquisition of common stock	—	—	—	—	—	—
Share-based compensation	—	20,702	—	—	—	20,702
Issuance of common stock	—	18,824	—	—	—	18,824
Balance at September 30, 2018	$123	$2,316,753	$3,515,656	$(944,746)	$(1,325,539)	$3,562,247

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2019¹	2018
Operating activities
Net income	$659,563	$509,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,393	38,174
Stock-based compensation	46,120	54,207
Provision for losses on accounts receivable	54,735	43,520
Amortization of deferred financing costs and discounts	3,741	4,035
Amortization of intangible assets and premium on receivables	159,307	169,204
Deferred income taxes	11,142	(6,334)
Investment loss	15,660	7,147
Other non-cash operating income	(1,778)	(140)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(472,378)	(640,859)
Prepaid expenses and other current assets	(77,836)	(19,618)
Other assets	(26,578)	(19,922)
Accounts payable, accrued expenses and customer deposits	373,044	416,483
Net cash provided by operating activities	791,135	555,380
Investing activities
Acquisitions, net of cash acquired	(334,860)	(3,799)
Purchases of property and equipment	(48,681)	(56,312)
Other	—	(11,192)
Net cash used in investing activities	(383,541)	(71,303)
Financing activities
Proceeds from issuance of common stock	117,627	48,322
Repurchase of common stock	(59,362)	(380,651)
Borrowings on securitization facility, net	106,000	120,000
Deferred financing costs paid and debt discount	(2,421)	(166)
Proceeds from issuance of notes payable	700,000	—
Principal payments on notes payable	(97,313)	(103,500)
Borrowings from revolver	965,709	834,019
Payments on revolver	(1,992,296)	(897,861)
Borrowings on swing line of credit, net	1,775	23,735
Other	(189)	(230)
Net cash used in financing activities	(260,470)	(356,332)
Effect of foreign currency exchange rates on cash	(46,140)	(70,065)
Net increase in cash and cash equivalents and restricted cash	100,984	57,680
Cash and cash equivalents and restricted cash, beginning of period	1,364,893	1,130,870
Cash and cash equivalents and restricted cash, end of period	$1,465,877	$1,188,550
Supplemental cash flow information
Cash paid for interest	$136,850	$113,785
Cash paid for income taxes	$148,727	$162,563

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
September 30, 2019
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Current Report on Form 10-Q, the terms “our,” “we,” “us,” and the “Company” refers to FLEETCOR Technologies, Inc. and its subsidiaries. The Company prepared the accompanying unaudited interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates.
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
The Company recognized the following foreign exchange losses on long-term intra-entity transactions, net of tax, and foreign exchange gains/losses within the Unaudited Consolidated Statements of Comprehensive Income (Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Long-term intra-entity (loss)	(48.4)	(35.1)	(81.7)	(191.7)
Foreign Exchange gain (loss)	0.1	(0.2)	0.3	0.2

Reclassification
The Company reclassified certain amounts on the Unaudited Consolidated Statements of Income from general and administrative to other operating, net in order to conform to current presentation.
Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates and facilitate cross-currency corporate payments by writing derivatives to customers.

The Company is exposed to the risk of increasing interest rates because its borrowings are subject to variable interest rates. In order to mitigate this risk, the Company utilizes derivative instruments. Interest rate swap contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Derivatives designated as cash flow hedges hedge a portion of the Company's variable rate debt.
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
In the Company's cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. In addition, the Company also writes foreign currency forward and option contracts for its customers to facilitate future payments. The Company also uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers, which are not designated as hedging instruments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value related to these derivatives are recorded in revenues, net in the Unaudited Consolidated Statements of Income.
The Company recognizes all cross-border payments derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Unaudited Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Unaudited Consolidated Statements of Cash Flows. Refer to footnote 14.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.

Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 80% of total consolidated revenues, net, for the three and nine months ended September 30, 2019. The Company accounts for remaining revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company also writes foreign currency forward and options contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivatives accountings (ASC 815, "Derivatives").
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three and nine months ended September 30 was as follows:

Revenues, net by Product*	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
Fuel [1]	296	44%	283	46%	874	45%	827	46%
Corporate Payments	138	20%	105	17%	376	19%	300	17%
Tolls [1]	89	13%	76	12%	264	14%	246	14%
Lodging	56	8%	48	8%	148	8%	132	7%
Gift	48	7%	57	9%	133	7%	139	8%
Other[1]	53	8%	50	8%	156	8%	147	8%
Consolidated Revenues, net	681	100%	620	100%	1,950	100%	1,790	100%

[1] Reflects certain reclassifications of revenue in 2018 between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the eCash/OnRoad product being fuel versus other.

*Columns may not calculate due to rounding.

Revenue by geography (in millions) for the three and nine months ended September 30 was as follows:

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
United States	414	61%	391	63%	1,174	60%	1,082	60%
Brazil	106	16%	92	15%	316	16%	296	17%
United Kingdom	68	10%	63	10%	205	10%	192	11%
Other	93	14%	73	12%	256	13%	220	12%
Consolidated Revenues, net	681	100%	620	100%	1,950	100%	1,790	100%
*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $70.3 million and $30.6 million as of September 30, 2019 and December 31, 2018, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized in the three and nine months ended September 30, 2019 that was included in the deferred revenue contract liability as of December 31, 2018 was approximately $4.6 million and $29.6 million, respectively.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its Cambridge business. Timing in the receipt of cash from the customer results in intermediary balances in the receivable from the customer and the payment to the customer's counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's exposure with these customer's counterparties, with the receivables from the customer. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2019 and December 31, 2018, (in millions).

	September 30, 2019			December 31, 2018
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$608.4	$(567.5)	$40.9	$815.7	$(745.2)	$70.5
Liabilities
Accounts Payable	$596.2	$(567.5)	$28.7	$760.8	$(745.2)	$15.6

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
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate, Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes", which amends the hedge accounting to add overnight index swap rates based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. The Company adopted this guidance on January 1, 2019, which did not have a material impact on the Company's results of operations, financial condition, or cash flows.
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

Pending Adoption of Recently Issued Accounting Standards
Cloud Computing Arrangements
On August 29, 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", that provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The guidance is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is updating the accounting policies and internal controls that will be impacted by the new guidance.  The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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

Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The ASU is effective for the Company on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. The Company is analyzing our credit policy and updating accounting policies and internal controls that will be impacted by the new guidance. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
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
2. Leases
Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective method. Under this transition method, the Company has not restated comparative periods, and prior comparative periods will continue to be reported in conformity with ASC 840.  On January 1, 2019, based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use (“ROU”) assets of $55.9 million and lease liabilities for operating leases of $65.5 million. At September 30, 2019, other assets includes a ROU asset of $81.2 million, other current liabilities includes short term operating lease liabilities of $15.4 million, and other non-current liabilities includes long term lease liabilities of $79.6 million. Finance leases are immaterial.
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

Total lease costs for the three and nine months ended September 30, 2019 were $5.5 million and $15.0 million, respectively.

The supplementary cash and non-cash disclosures for the nine months ended September 30, 2019 are as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for operating lease liabilities	$14,556
Right-of-use assets obtained in exchange for new operating lease obligations [1]	$94,534
Weighted-average remaining lease term (years)	7.69
Weighted-average discount rate	4.80%
[1] Includes $55.9 million for operating leases existing on January 1, 2019

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

2020	$18,404
2021	17,687
2022	13,971
2023	12,866
2024	11,927
Thereafter	40,645
Total lease payments	115,500
Less imputed interest	(20,556)
Present value of lease liabilities	$94,944

3. Accounts Receivable
The Company’s accounts receivable and securitized accounts receivable include the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Gross domestic accounts receivable	$849,902	$668,154
Gross domestic securitized accounts receivable	992,000	886,000
Gross foreign receivables	918,759	817,624
Total gross receivables	2,760,661	2,371,778
Less allowance for doubtful accounts	(64,663)	(59,963)
Net accounts and securitized accounts receivable	$2,695,998	$2,311,815

The Company maintains a $1.2 billion revolving trade accounts receivable securitization facility (the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility relate to our U.S. trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC "Funding" a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, up to $1.2 billion of undivided ownership interests in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit "Conduit". Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the nine months ended September 30 is as follows (in thousands):

	2019	2018
Allowance for doubtful accounts beginning of period	$59,963	$46,031
Provision for bad debts	54,735	43,520
Write-offs	(50,035)	(37,529)
Allowance for doubtful accounts end of period	$64,663	$52,022

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis at September 30, 2019 and December 31, 2018, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Repurchase agreements	$738,355	$—	$738,355	$—
Money market	55,973	—	55,973	—
Certificates of deposit	21,304	—	21,304	—
Foreign exchange derivative contracts	50,914	—	50,914	—
Total assets	$866,546	$—	$866,546	$—
Cash collateral for foreign exchange derivative contracts	$7,145	$—	$—	$—
Liabilities:
Interest rate swaps	$69,519	$—	$69,519
Foreign exchange derivative contracts	50,895	—	50,895	—
Total liabilities	$120,414	$—	$120,414	$—
Cash collateral obligation for foreign exchange derivative contracts	$13,517	$—	$—	$—

December 31, 2018
Assets:
Repurchase agreements	$581,293	$—	$581,293	$—
Money market	50,644	—	50,644	—
Certificates of deposit	22,412	—	22,412	—
Foreign exchange derivative contracts	68,814	21	68,793	—
Total assets	$723,163	$21	$723,142	$—
Cash collateral for foreign exchange derivative contracts	$9,644	$—	$—	$—
Liabilities:
Foreign exchange derivative contracts	$72,125	$—	$72,125	$—
Total liabilities	$72,125	$—	$72,125	$—
Cash collateral obligation for foreign exchange derivative contracts	$73,140	$—	$—	$—

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
The Company regularly evaluates the carrying value of its investments and during the first quarter of 2019, determined that the fair value of its telematics investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. Since initial date of investments, the Company has recorded cumulative impairment losses of $136.3 million. The Company sold our remaining investment in the second quarter of 2019.
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
5. Stockholders' Equity

The Company's Board of Directors has approved a stock repurchase program. as updated from time to time, (the "Program"), which was most recently updated on October 22, 2019, with an authorized increase in the size of the Program by $1 billion, under which the Company may purchase up to an aggregate of $3.1 billion of its common stock through the period ending February 1, 2023. Since the beginning of the Program, 9,238,760 shares have been repurchased for an aggregate purchase price of $1.6 billion, leaving the Company up to $1.5 billion available under the Program for future repurchases in shares of its common stock.
Any stock repurchases under the Program may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt.

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

6. Stock-Based Compensation
The Company has Stock Incentive Plans (the "Plans") pursuant to which the Company’s Board of Directors may grant stock options or restricted stock to employees.
The table below summarizes the expense related to share-based payments recognized in the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$7,038	$11,154	$26,901	$33,205
Restricted stock	8,235	9,548	19,219	21,002
Stock-based compensation	$15,273	$20,702	$46,120	$54,207

The tax benefits recorded on stock based compensation were $36.8 million and $31.2 million for the nine months ended September 30, 2019 and 2018, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2019 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$48,518	1.35
Restricted stock	27,192	1.31
Total	$75,710

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

The following summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2019 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,616	$117.58	5,174	$98.39		$518,954
Granted	431	244.35			$57.82
Exercised	(1,031)	115.58				176,468
Forfeited	(168)	170.15
Outstanding at September 30, 2019	6,848	$124.56	4,787	$101.81		$1,110,870
Expected to vest as of September 30, 2019	2,061	$177.42

The aggregate intrinsic value of stock options exercisable at September 30, 2019 was $885.5 million. The weighted average remaining contractual term of options exercisable at September 30, 2019 was 4.8 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the nine months ended September 30, 2019 and 2018:

	September 30,
	2019	2018
Risk-free interest rate	2.40%	2.57%
Dividend yield	—	—
Expected volatility	26.41%	26.93%
Expected life (in years)	3.7	3.8

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
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	174	$190.73
Granted	199	247.68
Vested	(120)	202.59
Canceled or forfeited	(43)	220.58
Outstanding at September 30, 2019	210	$242.46

7. Acquisitions
2019 Acquisitions
NvoicePay
On April 1, 2019, the Company completed the acquisition of NvoicePay, a provider of full accounts payable automation for businesses. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired of $4.1 million. The purpose of this acquisition is to further expand the Company's corporate payments product. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from NvoicePay are reported in the North America segment. Along with the Company's acquisition of NvoicePay, the Company signed noncompete agreements with certain parties with an estimated fair value of $10.7 million. Acquisition accounting for NvoicePay is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, noncompete agreements, and evaluation of acquired contingencies.

The following table summarizes the preliminary acquisition accounting for NvoicePay (in thousands):

Trade and other receivables	$1,513
Prepaid expenses and other current assets	396
Property, plant and equipment	1,030
Other long term assets	5,612
Goodwill	168,990
Intangibles	44,750
Liabilities	(4,415)
Other noncurrent liabilities	(6,130)
Deferred tax liabilities	(4,178)
Aggregate purchase price	$207,568

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	Indefinite	$8,700
Proprietary Technology	6	15,600
Referral Partners	10	810
Supplier Network	10	2,640
Customer Relationships	20	17,000
		$44,750

Other
On April 1, 2019, the Company acquired a small maintenance software platform based in the U.K. On July 8, 2019, the Company made another small acquisition in the payroll card provider space in the U.S. The aggregate purchase price of these acquisitions was approximately $104 million, net of cash. The accounting for these acquisitions is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies.
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

Trade and other receivables	$10,214
Other short and long term assets	563
Goodwill	19,099
Customer relationships and other identifiable intangible assets	8,735
Liabilities assumed	(19,423)
Deferred tax liabilities	(2,376)
Aggregate purchase price	$16,812

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Tradename and trademarks	15	$1,923
Proprietary technology	5	938
Customer relationships	20	5,874
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

8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2018	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2019
Segment
North America	$3,087,875	$215,743	$2,914	$2,022	$3,308,554
International	1,454,199	19,531	—	(74,901)	1,398,829
	$4,542,074	$235,274	$2,914	$(72,879)	$4,707,383

As of September 30, 2019 and December 31, 2018, other intangible assets consisted of the following (in thousands):

		September 30, 2019			December 31, 2018
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.2	$2,647,997	$(901,437)	$1,746,560	$2,625,270	$(776,383)	$1,848,887
Trade names and trademarks—indefinite lived	N/A	483,210	—	483,210	479,555	—	479,555
Trade names and trademarks—other	13.4	5,330	(2,760)	2,570	2,957	(2,501)	456
Software	5.8	230,853	(175,033)	55,820	212,733	(152,416)	60,317
Non-compete agreements	3.9	63,755	(36,270)	27,485	47,009	(28,314)	18,695
Total other intangibles		$3,431,145	$(1,115,500)	$2,315,645	$3,367,524	$(959,614)	$2,407,910

Changes in foreign exchange rates resulted in a $35.7 million decrease to the carrying values of other intangible assets in the nine months ended September 30, 2019. Amortization expense related to intangible assets for the nine months ended September 30, 2019 and 2018 was $155.9 million and $165.0 million, respectively.

9. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2019	December 31, 2018
Term Loan A note payable (a), net of discounts	$3,120,455	$2,515,519
Term Loan B note payable (a), net of discounts	341,706	344,180
Revolving line of credit A Facility(a)	—	655,000
Revolving line of credit B Facility(a)	—	345,446
Revolving line of credit C Facility(a)	—	35,000
Other debt(c)	18,533	37,902
Total notes payable and other obligations	3,480,694	3,933,047
Securitization Facility(b)	992,000	886,000
Total notes payable, credit agreements and Securitization Facility	$4,472,694	$4,819,047
Current portion	$1,165,214	$2,070,616
Long-term portion	3,307,480	2,748,431
Total notes payable, credit agreements and Securitization Facility	$4,472,694	$4,819,047
 ______________________

(a)
The Company has a Credit Agreement that provides for senior secured credit facilities consisting (collectively, the "Credit Facility") of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of

$3.225 billion and a term loan B facility in the amount of $350 million as of September 30, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On August 2, 2019, the Company entered into the sixth amendment to the Credit Agreement, which included an incremental term loan A in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness. The maturity date for the term loan A and revolving credit facilities is December 19, 2023. The maturity date for the term loan B is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans or the Base Rate plus 1.00% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility.
At September 30, 2019, the interest rate on the term loan A was 3.54% and the interest rate on the term loan B was 4.04%. The unused credit facility fee was 0.30% for all revolving facilities at September 30, 2019.

(b)
The Company is party to a $1.2 billion Securitization Facility that was amended on February 8, 2019 and April 22, 2019. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.06% plus 0.88% as of September 30, 2019 and 2.52% plus 0.89% as of December 31, 2018. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2019 and December 31, 2018.

(c)	Other debt includes deferred payments associated with business acquisitions.
The Company was in compliance with all financial and non-financial covenants at September 30, 2019. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Footnote 14 for further details.

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

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2019 and 2018 to income before income taxes for the three months ended September 30, 2019 and 2018 due to the following (in thousands):

	2019		2018
Computed “expected” tax expense	$61,479	21.0%	$49,889	21.0%
Changes resulting from:
Foreign income tax differential	(2,904)	(1.0)%	2,359	1.0%
Excess tax benefit related to stock-based compensation	(10,059)	(3.4)%	(7,562)	(3.2)%
State taxes net of federal benefits	3,324	1.1%	3,119	1.3%
Foreign-sourced nontaxable income	(1)	—%	(5,620)	(2.4)%
Foreign withholding	5,150	1.8%	4,578	1.9%
GILTI, net of foreign tax credits	2,486	0.9%	5,576	2.4%
Tax reform - federal rate reduction	—		22,731	9.6%
Other	7,477	2.6%	4,804	2.0%
Provision for income taxes	$66,952	22.9%	$79,874	33.6%

Provision for income taxes
The Company provides for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The decrease in the provision for taxes for the three month period ending September 30, 2019 as compared to the three months ending September 30, 2018 was primarily due to a $22.7 million true-up in the third quarter of 2018 for our provisional transition tax liability originally recorded at the end of 2017 in connection the Tax Cuts and Jobs Act of 2017. The provision for taxes was further reduced due to higher excess tax benefits on share based compensation in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
The Company pays taxes in different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as the Company's earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
11. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$225,805	$157,694	$659,563	$509,483
Denominator for basic earnings per share	86,662	88,456	86,332	89,126
Dilutive securities	3,860	3,625	3,644	3,545
Denominator for diluted earnings per share	90,522	92,081	89,976	92,671
Basic earnings per share	$2.61	$1.78	$7.64	$5.72
Diluted earnings per share	$2.49	$1.71	$7.33	$5.50
Diluted earnings per share for the three months ended September 30, 2019 and 2018 excludes the effect of 27 thousand and 56 thousand shares of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive, respectively. Diluted earnings per share also excludes the effect of 0.2 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended September 30, 2019 and 2018, respectively.

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

The Company’s segment results are as follows for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019[1]	2018	2019[1]	2018
Revenues, net:
North America	$442,704	$412,816	$1,257,544	$1,148,034
International	238,344	206,770	692,423	642,036
	$681,048	$619,586	$1,949,967	$1,790,070
Operating income:
North America	$206,965	$177,769	$563,574	$495,095
International	122,176	103,321	347,060	310,866
	$329,141	$281,090	$910,634	$805,961
Depreciation and amortization:
North America	$39,309	$39,049	$119,476	$116,041
International	28,038	28,218	86,224	91,338
	$67,347	$67,267	$205,700	$207,379
Capital expenditures:
North America	$10,340	$12,604	$30,023	$32,700
International	6,366	9,094	18,658	23,612
	$16,706	$21,698	$48,681	$56,312

1 The results from Nvoicepay acquired in the second quarter and SOLE acquired in the third quarter of 2019 are reported in our North America segment.  The results from R2C acquired in the second quarter of 2019 are reported in our International segment.
13. Commitments and Contingencies
In the ordinary course of business, the Company is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas, and matters relating to compliance with laws and regulations (collectively, "legal proceedings").  Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. On October 3, 2019, the parties executed a term sheet to settle the case for a payment of $50 million for the benefit of the class. The full settlement amount is covered by the Company’s insurance policies. On November 7, 2019, the lead plaintiff filed a motion for preliminary approval of the settlement. The Company disputes the allegations in the complaint and the settlement is without any admission of the allegations in the complaint.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia, which is stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties.  Both derivative actions remain stayed at this time. The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The complaint alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The complaint seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present.  On April 1, 2019, the Company filed a motion to compel arbitration and to dismiss the case, which was granted without prejudice on July 8, 2019. On September 20, 2019, the case was settled with the individual plaintiff for $10,000.
FTC Investigation
In October 2017, the Federal Trade Commission (“FTC”) issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices. To date, the FTC has not offered a specific proposal as to the amount of potential redress. The Company believes that the FTC’s potential claims, which relate principally to its North American Fuel Card business’s practices, are without merit. At this time, the Company believes the possible range of outcomes includes the filing by the Commission of a contested civil complaint, further discussions leading to a settlement, or the closure of these matters without further action.
14. Derivative Financial Instruments and Hedging Activities
Foreign Currency Derivatives
The Company writes derivatives, primarily foreign currency forward contracts, option contracts, and swaps, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity. Derivative transactions include:

•	Forward contracts, which are commitments to buy or sell at a future date a currency at a contract price and will be settled in cash.

•	Option contracts, which gives the purchaser the right, but not the obligation, to buy or sell within a specified time a currency at a contracted price that may be settled in cash.

•	Swap contracts, which are commitments to settlement in cash at a future date or dates, usually on an overnight basis.
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

The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of September 30, 2019 and December 31, 2018 (in millions) is presented in the table below.

	Notional
	September 30, 2019	December 31, 2018
Foreign exchange contracts:
Swaps	$260.6	$929.5
Futures, forwards and spot	3,761.8	3,249.9
Written options	4,354.5	3,688.8
Purchased options	3,485.9	2,867.2
Total	$11,862.8	$10,735.4

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

The following table summarizes the fair value of foreign currency derivatives reported in the Unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019				December 31, 2018
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	99.9	99.9	50.9	50.9	109.5	112.9	68.8	72.1
Cash collateral	7.1	13.5	7.1	13.5	9.6	73.1	9.6	73.1
Total net of cash collateral	$92.8	$86.4	$43.8	$37.4	$99.9	$39.8	$59.2	$(1.0)
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

Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of September 30, 2019, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of September 30, 2019	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company will pay a fixed monthly rate and receive one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Unaudited Consolidated Balance Sheets, as of September 30, 2019 (in millions). See footnote 4 for additional information on the fair value of the Company’s swap contracts.

	As of September 30, 2019
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other liabilities	$69.5

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statement of Income and other comprehensive loss for the nine months ended September 30, 2019 (in millions):

2019
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income on derivatives, net of tax of $17.0 million	$52.5
Amount of loss reclassified from accumulated other comprehensive income into interest expense	2.2

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $18.4 million at September 30, 2019.
15. Subsequent Events

Acquisition
On October 1, 2019, the Company acquired Travelliance, an airline lodging provider primarily located in the U.S for approximately $120 million. This acquisition is not expected to be material to the financial results of the Company.

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
FLEETCOR capitalizes on its products’ specialization with sales and marketing efforts by deploying product-dedicated sales forces to target specific customer segments. We market our products directly through multiple sales channels, including field sales, telesales and digital marketing, and indirectly through our partners, which include major oil companies, leasing companies, petroleum marketers, value-added resellers ("VARs") and referral partners.
We believe that our size and scale, product breadth and specialization, geographic reach, proprietary networks, robust distribution capabilities and advanced technology contribute to our industry leading position.
Executive Overview
We operate in two segments, which we refer to as our North America and International segments. Our revenue is generally reported net of the cost for underlying products and services purchased through our payment products. In this Quarterly Report on Form 10-Q, we refer to this net revenue as "revenue". See “Results of Operations” for additional segment information.

Revenues, net, by Segment. For the three and nine months ended September 30, 2019 and 2018, our North America and International segments generated the following revenue (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$442.7	65.0%	$412.8	66.6%	$1,257.6	64.5%	$1,148.0	64.1%
International	238.3	35.0%	206.8	33.4%	692.4	35.5%	642.1	35.9%
	$681.0	100.0%	$619.6	100.0%	$1,950.0	100.0%	$1,790.1	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2019	2018	2019	2018
Revenues, net	$681.0	$619.6	$1,950.0	$1,790.1
Net income	$225.8	$157.7	$659.6	$509.5
Net income per diluted share	$2.49	$1.71	$7.33	$5.50

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2019	2018	2019	2018
Adjusted net income	$280.6	$246.6	$775.7	$717.9
Adjusted net income per diluted share	$3.10	$2.68	$8.62	$7.75
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

The following table presents revenue and revenue per key performance metric by product for the three months ended September 30, 2019 and 2018 (in millions).*

	As Reported				Pro Forma and Macro Adjusted[3]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2019	2018	Change	% Change	2019	2018	Change	% Change
FUEL
'- Revenues, net[1]	$295.6	$283.2	$12.4	4%	299.7	$272.3	$27.4	10%
'- Transactions[1]	129.4	129.8	(0.4)	—%	129.4	126.1	3.3	3%
'- Revenues, net per transaction	$2.28	$2.18	$0.10	5%	$2.32	$2.16	$0.16	7%
CORPORATE PAYMENTS
'- Revenues, net	$138.5	$105.5	$33.0	31%	$139.4	$112.0	$27.4	24%
'- Transactions	14.4	13.1	1.3	10%	14.4	13.3	1.1	9%
'- Revenues, net per transaction	$9.62	$8.05	$1.57	20%	$9.68	$8.44	$1.24	15%
'- Spend volume[4]	$18,417	$13,817	$4,601	33%	$18,574	$13,817	$4,757	34%
'- Revenue, net per spend $	0.75%	0.76%	(0.01)%	(2)%	0.75%	0.81%	(0.06)%	(7)%
TOLLS
'- Revenues, net[1]	$88.7	$76.4	$12.3	16%	$89.3	$76.4	$12.9	17%
'- Tags (average monthly)[5]	5.1	4.7	0.4	8%	5.1	4.7	0.4	8%
'- Revenues, net per tag	$17.43	$16.14	$1.28	8%	$17.54	$16.14	$1.40	9%
LODGING
'- Revenues, net	$56.4	$48.0	$8.4	17%	$56.4	$48.0	$8.4	17%
'- Room nights	4.4	4.5	(0.1)	(2)%	4.4	4.5	(0.1)	(2)%
'- Revenues, net per room night	$12.74	$10.64	$2.11	20%	$12.74	$10.64	$2.11	20%
GIFT
'- Revenues, net	$48.5	$56.7	$(8.2)	(14)%	$48.5	$57.8	$(9.4)	(16)%
'- Transactions	277.8	277.6	0.3	—%	277.8	277.9	(0.1)	—%
'- Revenues, net per transaction	$0.17	$0.20	$(0.03)	(15)%	$0.17	$0.21	$(0.03)	(16)%
OTHER[2]
'- Revenues, net[1]	$53.4	$49.8	$3.6	7%	$54.6	$50.9	$3.7	7%
'- Transactions[1]	12.4	12.4	—	—%	12.4	12.4	—	—%
'- Revenues, net per transaction	$4.29	$4.00	$0.30	7%	$4.39	$4.09	$0.30	7%
FLEETCOR CONSOLIDATED REVENUES
'- Revenues, net	$681.0	$619.6	$61.5	10%	$687.8	$617.5	$70.3	11%

[1] Reflects certain reclassifications of revenue in 2018 between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the eCash/OnRoad product being fuel versus other.

[2] Other includes telematics, maintenance, food, and transportation related businesses.
[3] See heading entitled "Management’s Use of Non-GAAP Financial Measures" for a reconciliation of pro-forma and Macro Adjusted revenue by product and metrics, non-GAAP measures, to the comparable financial measure calculated in accordance with GAAP.

[4]Corporate payments spend in the fourth quarter of 2018 was $14,750.6 million.
[5]Toll tags in the fourth quarter of 2018 was 4.8 million.
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

•	Interest expense, net—Our interest expense, net includes interest expense on our outstanding debt, interest income on our cash balances and interest on our interest rate swaps.

•	Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services on a global basis.
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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 60% of our revenue in both the nine months ended September 30, 2019 and 2018, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 13% and 14% of revenues, net were directly impacted by changes in fuel price in the three months ended September 30, 2019 and 2018, respectively. We believe approximately 13% and 15% of revenues, net were directly impacted by changes in fuel price in the nine months ended September 30, 2019 and 2018, respectively.

•
Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. We believe approximately 5% of revenues, net were directly impacted by fuel-price spreads in both the three months ended September 30, 2019 and 2018, respectively. We believe approximately 5% of revenues, net were directly impacted by fuel-price spreads in both the nine months ended September 30, 2019 and 2018, respectively.

•
Acquisitions—Since 2002, we have completed over 75 acquisitions of companies and commercial account portfolio. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•
Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk to changes in interest rates on our cash investments and debt. On January 22, 2019, the Company entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR.

•
Expenses—Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.

•
Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Acquisitions and Investments
On October 1, 2019, the Company acquired Travelliance, an airline lodging provider primarily located in the U.S for approximately $120 million. This acquisition is not expected to be material to the financial results of the Company.
On April 1, 2019, we completed the acquisition of NvoicePay, a provider of full accounts payable automation for businesses in the U.S. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired of $4.1 million. Additionally, on April 1, 2019, we acquired a small maintenance software platform based in the U.K. On July 8, 2019, we made another small acquisition in the payroll card provider space in the U.S. The aggregate purchase price of these acquisitions was approximately $104 million, net of cash.
During 2018, we completed acquisitions with an aggregate purchase price of $16.8 million, net of cash acquired of $11.0 million and made deferred payments of $3.9 million related to acquisitions occurring in prior years. During 2018, we made investments in other businesses of $4.2 million and payments on a seller note for a prior acquisition of $1.6 million.

Asset Disposition

In October 2018, we completed the sale of the Chevron portfolio, resulting in a pre-tax gain of $152.8 million during the fourth quarter of 2018. Revenues generated from the Chevron portfolio had historically been included in our North America segment.

Results of Operations
Three months ended September 30, 2019 compared to the three months ended September 30, 2018
The following table sets forth selected consolidated statement of income and selected operational data for the three months ended September 30, 2019 and 2018 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2019	% of total revenue	Three Months Ended September 30, 2018[1]	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$442.7	65.0%	$412.8	66.6%	$29.9	7.2%
International	238.3	35.0%	206.8	33.4%	31.6	15.3%
Total revenues, net	681.0	100.0%	619.6	100.0%	61.5	9.9%
Consolidated operating expenses:
Processing	135.0	19.8%	128.4	20.7%	6.6	5.2%
Selling	51.8	7.6%	44.8	7.2%	7.0	15.6%
General and administrative	98.1	14.4%	98.1	15.8%	—	—%
Depreciation and amortization	67.3	9.9%	67.3	10.9%	0.1	0.1%
Other operating, net	(0.3)	—%	—	—%	(0.3)	NM
Operating income	329.1	48.3%	281.1	45.4%	48.1	17.1%
Investment loss	—	—%	7.1	1.2%	(7.1)	(100.0)%
Other (income) expense, net	(0.1)	—%	0.3	—%	0.4	NM
Interest expense, net	36.5	5.4%	36.1	5.8%	0.4	1.2%
Provision for income taxes	67.0	9.8%	79.9	12.9%	(12.9)	(16.2)%
Net income	$225.8	33.2%	$157.7	25.5%	$68.1	43.2%
Operating income for segments:
North America	$207.0		$177.8		$29.2	16.4%
International	122.2		103.3		18.9	18.2%
Operating income	$329.1		$281.1		$48.1	17.1%
Operating margin for segments:
North America	46.8%		43.1%		3.7%
International	51.3%		50.0%		1.3%
Total	48.3%		45.4%		3.0%
NM = Not Meaningful
1Reflects reclassifications from previously disclosed amounts to conform to current presentation.
*The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues were $681.0 million in the three months ended September 30, 2019, an increase of $61.5 million or 9.9%, from $619.6 million in the three months ended September 30, 2018. The increase in our consolidated revenue was primarily due to:

•
Organic growth of approximately 11% on a constant fuel price, fuel spread margin, foreign currency and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of acquisitions completed in 2019, which contributed approximately $9 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended September 30, 2019 over the comparable period in 2018 of approximately $7 million. Foreign exchange rates had an unfavorable impact on consolidated revenues in the three months ended September 30, 2019 over the comparable period in 2018 of approximately $7 million, primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K. Favorable fuel spread margins of approximately $3 million were offset by unfavorable fuel prices of approximately $3 million, in the three months ended September 30, 2019 over the comparable period in 2018.

•	The increases were partially offset by a decrease to consolidated revenues of approximately $11 million due to the disposition of fuel portfolio during the fourth quarter of 2018.

North America segment revenues
North America revenues were $442.7 million in the three months ended September 30, 2019, an increase of $29.9 million or 7.2%, from $412.8 million in the three months ended September 30, 2018. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 8%, on a constant fuel price, fuel spread margin and acquisition and disposition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of acquisitions completed in 2019, which contributed approximately $8 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue in three months ended September 30, 2019 over the comparable period in 2018 of approximately $1 million, primarily due to unfavorable impact of foreign exchanges rates in Canada. Favorable fuel spread margins of approximately $3 million were offset by unfavorable fuel prices of approximately $3 million, in the three months ended September 30, 2019 over the comparable period in 2018.

•	The increases were partially offset by a decrease to North America revenues of approximately $11 million due to the disposition of fuel portfolio during the fourth quarter of 2018.

International segment revenues
International segment revenues were $238.3 million in the three months ended September 30, 2019, an increase of $31.6 million or 15.3%, from $206.8 million in the three months ended September 30, 2018. The increase in our International segment revenue was primarily due to:

•
Organic growth of approximately 17% on a constant fuel price, fuel spread margin and acquisition basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of an acquisition completed in 2019, which contributed approximately $1 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the three months ended September 30, 2019 over the comparable period in 2018 of approximately $6 million primarily due to unfavorable foreign exchange rates mostly in Brazil and the U.K.

Revenues by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the three months ended September 30, 2019 and 2018 (in millions).

	Three Months Ended September 30,
Revenues, net by Geography*	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$414	61%	$391	63%
Brazil	106	16%	92	15%
United Kingdom	68	10%	63	10%
Other	93	14%	73	12%
Consolidated revenues, net	$681	100%	$620	100%
* Columns may not calculate due to rounding.

	Three Months Ended September 30,
Revenues, net by Product Category*[1]	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$296	44%	$283	46%
Corporate Payments	138	20%	105	17%
Tolls	89	13%	76	12%
Lodging	56	8%	48	8%
Gift	48	7%	57	9%
Other	53	8%	50	8%
Consolidated revenues, net	$681	100%	$620	100%
1 Reflects certain reclassifications of revenue in 2018 between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the eCash/OnRoad product being fuel versus other.
* Columns may not calculate due to rounding.
Consolidated operating expenses
Processing. Processing expenses were $135.0 million in the three months ended September 30, 2019, an increase of $6.6 million or 5.2%, from $128.4 million in the comparable prior period. Increases in processing expenses were primarily due to organic growth in the business, as well as expenses related to acquisitions completed in 2019 of approximately $4 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $1 million and a decrease in bad debt expense of approximately $2 million.
Selling. Selling expenses were $51.8 million in the three months ended September 30, 2019, an increase of $7.0 million or 15.6%, from $44.8 million in the comparable prior period. Increases in selling expenses are primarily due to additional spending in certain lines of business, as well as expenses related to acquisitions completed in 2019 of approximately $3 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $1 million.
General and administrative. General and administrative expenses remained constant at $98.1 million in both the three months ended September 30, 2019 and 2018, respectively. Increases in general and administrative expenses were primarily due to acquisitions completed in 2019 of approximately $4 million and additional investments in information technology of approximately $4 million. These increases were partially offset by a decrease in stock compensation expense of approximately $4 million and by the favorable impact of fluctuations in foreign exchange rates of approximately $1 million.

Depreciation and amortization. Depreciation and amortization expenses remained constant at $67.3 million in both the three months ended September 30, 2019 and 2018. Depreciation and amortization expenses remained consistent primarily due to expenses related to acquisitions completed in 2019 of approximately $1 million, offset by the favorable impact of fluctuations in foreign exchange rates of approximately $1 million.

Investment loss. Investment loss of $7 million was recorded in the three months ended September 30, 2018, related to a non-cash impairment charge recorded to a cost method investment.

Interest expense, net. Interest expense was $36.5 million in the three months ended September 30, 2019, an increase of $0.4 million or 1.2%, from $36.1 million in the comparable prior period. The increase in interest expense is primarily due to the impact of acquisitions closed in 2019 and increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2019	2018
Term loan A	3.73%	3.59%
Term loan B	4.25%	4.09%
Revolver A, B & C USD Borrowings	3.87%	3.59%
Revolver B GBP Borrowings	2.21%	2.12%
Foreign swing line	2.17%	2.16%
The average unused facility fee for the Credit Facility was 0.30% in both the three month periods ending September 30, 2019 and 2018, respectively.

On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended September 30, 2019, as a result of these swap contracts, we incurred additional interest expense of $1.6 million or 0.31% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes in the three months ended September 30, 2019 was $67.0 million, a decrease of $12.9 million or 16.2%, as compared to $79.9 million in the three months ended September 30, 2018. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The decrease in the provision for taxes for the three month period ending September 30, 2019 over the comparable period in 2018 was primarily due to a $22.7 million true-up in the third quarter of 2018 for our provisional transition tax liability originally recorded at the end of 2017 in connection with the Tax Cuts and Jobs Act of 2017. The provision for taxes was further reduced due to higher excess tax benefits on share based compensation in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Our effective tax rate for the three months ended September 30, 2019 was 22.9% compared to 33.6% for three months ended September 30, 2018. Excluding the impact of the transitional tax adjustment in 2018, our tax rate in the third quarter of 2018 would have been 23.4%.

We pay taxes in different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased to $225.8 million in the three months ended September 30, 2019, an increase of $68.1 million or 43.2%, from $157.7 million in the three months ended September 30, 2018.
Operating income and operating margin
Consolidated operating income. Operating income was $329.1 million in the three months ended September 30, 2019, an increase of $48.1 million or 17.1%, from $281.1 million in the comparable prior period. Our operating margin was 48.3% and 45.4% for the three months ended September 30, 2019 and 2018, respectively. These increases were driven primarily by organic growth and acquisitions completed in 2019. The increases were partially offset by a decrease to operating income of approximately $8 million due to the disposition of fuel portfolio during the fourth quarter of 2018, and the negative impact of the macroeconomic environment of approximately $4 million, driven by unfavorable movements in foreign exchange rates and unfavorable fuel prices, partially offset by higher fuel price spreads.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $207.0 million in the three months ended September 30, 2019, an increase of $29.2 million or 16.4%, from $177.8 million in the comparable prior period. North America operating margin was 46.8% and 43.1% for the three months ended September 30, 2019 and 2018, respectively. These increases were due primarily to organic growth and acquisitions completed in 2019. The increases were partially offset by a decrease to North America operating income of approximately $8 million due to the disposition of fuel portfolio during the fourth quarter of 2018.

International segment operating income. International operating income was $122.2 million in the three months ended September 30, 2019, an increase of $18.9 million or 18.2%, from $103.3 million in the comparable prior period. International operating margin was 51.3% and 50.0% for the three months ended September 30, 2019 and 2018, respectively. These increases were due primarily to organic growth. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $3 million, driven primarily by unfavorable movements in foreign exchange rates.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
The following table sets forth selected consolidated statement of income data for the nine months ended September 30, 2019 and 2018 (in millions, except percentages)*.

(Unaudited)	Nine Months Ended September 30, 2019	% of total revenue	Nine Months Ended September 30, 2018[1]	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,257.6	64.5%	$1,148.0	64.1%	$109.5	9.5%
International	692.4	35.5%	642.0	35.9%	50.4	7.8%
Total revenues, net	1,950.0	100.0%	1,790.1	100.0%	159.9	8.9%
Consolidated operating expenses:
Processing	384.6	19.7%	356.1	19.9%	28.5	8.0%
Selling	152.9	7.8%	135.9	7.6%	17.0	12.5%
General and administrative	297.6	15.3%	284.9	15.9%	12.8	4.5%
Depreciation and amortization	205.7	10.5%	207.4	11.6%	(1.7)	(0.8)%
Other operating, net	(1.5)	(0.1)%	(0.1)	—%	(1.3)	NM
Operating income	910.6	46.7%	806.0	45.0%	104.7	13.0%
Investment loss	15.7	0.8%	7.1	0.4%	8.5	119.1%
Other expense, net	0.6	—%	0.5	—%	0.2	35.1%
Interest expense, net	115.1	5.9%	100.3	5.6%	14.8	14.8%
Provision for income taxes	119.7	6.1%	188.6	10.5%	(68.9)	(36.5)%
Net income	$659.6	33.8%	$509.5	28.5%	$150.1	29.5%
Operating income for segments:
North America	$563.6		$495.1		$68.5	13.8%
International	347.1		310.9		36.2	11.6%
Operating income	$910.6		$806.0		$104.7	13.0%
Operating margin for segments:
North America	44.8%		43.1%		1.7%
International	50.1%		48.4%		1.7%
Consolidated	46.7%		45.0%		1.7%

NM = Not Meaningful
1Reflects reclassifications from previously disclosed amounts to conform to current presentation.
*The sum of the columns and rows may not calculate due to rounding.

Revenues
Our consolidated revenues increased from $1,790.1 million in the nine months ended September 30, 2018 to $1,950.0 million in the nine months ended September 30, 2019, an increase of $159.9 million, or 8.9%. The increase in our consolidated revenue was primarily due to:

•
Organic growth of approximately 12% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of acquisitions during 2019, which contributed approximately $15 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the nine months ended September 30, 2019 over the comparable period in 2018 of approximately $40 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $52 million due to unfavorable fluctuations in foreign exchange rates primarily in Brazil and the U.K. and lower fuel prices of $2 million, partially offset by favorable fuel spread margins of approximately $14 million.

•	The increases were partially offset by a decrease to consolidated revenues of approximately $19 million due to the disposition of fuel portfolio during the fourth quarter of 2018.
North America segment revenues
North America revenues increased from $1,148.0 million in the nine months ended September 30, 2018 to $1,257.6 million in the nine months ended September 30, 2019, an increase of $109.5 million, or 9.5%. The increase in our North America segment revenue was primarily due to:

•
Organic growth of approximately 10%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of our acquisitions during 2019, which contributed approximately $13 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in the nine months ended September 30, 2019 over the comparable period in 2018 of approximately $6 million. This was primarily due to favorable fuel spread margins of approximately $14 million, partially offset by the unfavorable impact of foreign exchange rates in Canada of $4 million and lower fuel prices of approximately $4 million.

•	The increases were partially offset by a decrease to North America revenues of approximately $19 million due to the disposition of fuel portfolio during the fourth quarter of 2018.

International segment revenues
International segment revenues increased from $642.0 million in the nine months ended September 30, 2018 to $692.4 million in the nine months ended September 30, 2019, an increase of $50.4 million, or 7.8%. The increase in our International segment revenue was primarily due to:

•	Organic growth of approximately 14% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of an acquisition in 2019, which contributed approximately $2 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for the nine months ended September 30, 2019 over the comparable period in 2018 of approximately $46 million. Unfavorable foreign exchange rates negatively impacted consolidated revenues by approximately $48 million primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K., partially offset by the favorable impact of higher fuel prices on consolidated revenues of approximately $2 million.

Revenues by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the nine months ended September 30, 2019 and 2018 (in millions).

	Nine Months Ended September 30,
Revenues, net by Geography*	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,174	60%	$1,082	60%
Brazil	316	16%	296	17%
United Kingdom	205	11%	192	11%
Other	256	13%	220	12%
Consolidated revenues, net	$1,950	100%	$1,790	100%
* Columns may not calculate due to rounding.

	Nine Months Ended September 30,
Revenues, net by Product Category*[1]	2019		2018
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$874	45%	$827	46%
Corporate Payments	376	19%	300	17%
Tolls	264	14%	246	14%
Lodging	148	8%	132	7%
Gift	133	7%	139	8%
Other	156	8%	147	8%
Consolidated revenues, net	$1,950	100%	$1,790	100%
1 Reflects certain reclassifications of revenue in 2018 between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the eCash/OnRoad product being fuel versus other.
* Columns may not calculate due to rounding.
Consolidated operating expenses
Processing. Processing expenses increased from $356.1 million in the nine months ended September 30, 2018 to $384.6 million in the nine months ended September 30, 2019, an increase of $28.5 million, or 8.0%. Increases in processing expenses were primarily due to organic growth in the business, incremental bad debt expense of approximately $11 million and expenses related to acquisitions completed in 2019 of approximately $7 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $10 million.
Selling. Selling expenses increased from $135.9 million in the nine months ended September 30, 2018 to $152.9 million in the nine months ended September 30, 2019, an increase of $17.0 million, or 12.5%. Increases in selling expenses are primarily due to additional spending in certain lines of business, as well as expenses related to acquisitions completed in 2019 of approximately $5 million, which were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $4 million.
General and administrative. General and administrative expenses increased from $284.9 million in the nine months ended September 30, 2018 to $297.6 million in the nine months ended September 30, 2019, an increase of $12.8 million, or 4.5%. The increase was primarily due to investments in information technology of approximately $11 million, acquisitions completed in 2019 of approximately $9 million and legal settlements of $4 million over the comparable prior period. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $7 million and a decrease in stock compensation expense of approximately $5 million.

Depreciation and amortization. Depreciation and amortization decreased from $207.4 million in the nine months ended September 30, 2018 to $205.7 million in the nine months ended September 30, 2019, a decrease of $1.7 million, or 0.8%. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $7 million, partially offset by expenses related to acquisitions completed in 2019 of approximately $5 million.

Other operating, net. Other operating, net was $1.5 million in the nine months ended September 30, 2019, compared to other operating, net of $0.1 million in the nine months ended September 30, 2018, an immaterial change.

Investment loss. Investment loss of $15.7 million in the nine months ended September 30, 2019 relates to an impairment charge to our telematics investment, as compared to an investment loss of $7.1 million in the nine months ended September 30, 2018 related to a non-cash impairment charge recorded at a cost method investment during the third quarter of 2018. During the first quarter of 2019, we determined that the fair value of our investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. The investment was sold in the second quarter at an amount approximating carrying value.

Other expense, net. Other expense, net was $0.6 million in the nine months ended September 30, 2019, compared to other expense, net of $0.5 million in the nine months ended September 30, 2018, an immaterial change.

Interest expense, net. Interest expense increased from $100.3 million in the nine months ended September 30, 2018 to $115.1 million in the nine months ended September 30, 2019, an increase of $14.8 million, or 14.8%. The increase in interest expense is primarily due to the impact of additional borrowings to repurchase our common stock and to finance acquisitions completed in 2019, as well as increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30,
(Unaudited)	2019	2018
Term loan A	3.89%	3.43%
Term loan B	4.41%	3.87%
Domestic Revolver A	3.97%	3.42%
Revolver B GBP Borrowings	2.22%	2.06%
Foreign swing line	2.17%	2.09%
The average unused facility fee for the Credit Facility was 0.30% and 0.31% in the nine months ending September 30, 2019 and 2018, respectively. On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the nine months ended September 30, 2019, as a result of these swaps, we incurred additional interest expense of approximately $2.2 million or 0.16% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes decreased from $188.6 million in the nine months ended September 30, 2018 to $119.7 million in the nine months ended September 30, 2019, a decrease of $68.9 million, or 36.5%. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The second quarter of 2019 included an income tax benefit of $65 million due to the final disposition of our Masternaut investment, which will allow us to carryback the capital loss on our investment in Masternaut and offset it against a previously recorded capital gain from the sale of Nextraq in the third quarter of 2017.
Our effective tax rate was 15.4% for the nine months ended September 30, 2019 as compared to 27.0% in the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 reflects the reversal of our valuation allowance in our telematics investment and the remeasurement of the related deferred tax asset due to the capital loss realized on the investment that was carried back to 2017 when the US federal tax rate was 35%.  Our tax rate was also impacted by the impairment charge to our book investment in Masternaut in the first quarter. Excluding these discreet items, our tax rate for the nine months ended September 30, 2019 would have been 23.3%.
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
Net income. For the reasons discussed above, our net income increased from $509.5 million in the nine months ended September 30, 2018 to $659.6 million in the nine months ended September 30, 2019, an increase of $150.1 million, or 29.5%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $806.0 million in the nine months ended September 30, 2018 to $910.6 million in the nine months ended September 30, 2019, an increase of $104.7 million, or 13.0%. Our operating margin was 45.0% and 46.7% for the nine months ended September 30, 2018 and 2019, respectively. The increase in operating income was driven primarily by organic growth. The increase was partially offset by a decrease to operating income of approximately $14 million due to the disposition of fuel portfolio during the fourth quarter of 2018, the negative impact of the macroeconomic environment of approximately $13 million, driven primarily by unfavorable movements in foreign exchange rates of approximately $25 million partially offset by favorable fuel price spreads of approximately $14 million. These increases were also offset by increased bad debt expense of approximately $11 million and investments in information technology of approximately $11 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income increased from $495.1 million in the nine months ended September 30, 2018 to $563.6 million in the nine months ended September 30, 2019, an increase of $68.5 million, or 13.8%. North America operating margin was 43.1% and 44.8% for the nine months ended September 30, 2018 and 2019, respectively. The increase in operating income was due primarily to organic growth and the positive impact of the macroeconomic environment of approximately $8 million. The increases were partially offset by a decrease to operating income of approximately $14 million due to the disposition of fuel portfolio during the fourth quarter of 2018 and additional bad debt expense of approximately $11 million.

International segment operating income. International operating income increased from $310.9 million in the nine months ended September 30, 2018 to $347.1 million in the nine months ended September 30, 2019, an increase of $36.2 million, or 11.6%. International operating margin was 48.4% and 50.1% for the nine months ended September 30, 2018 and 2019, respectively. The increase in operating income was due primarily to organic growth. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $21 million, driven primarily by unfavorable movements in foreign exchange rates.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolio, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At September 30, 2019, our cash balances totaled $1,465.9 million, with approximately $407.1 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
At September 30, 2019, cash and cash equivalents held in foreign subsidiaries where we have determined we are permanently reinvested is $871.3 million. All of the cash and cash equivalents held by our foreign subsidiaries, excluding restricted cash, are available for general corporate purposes. Our current intent is to permanently reinvest these funds outside of the U.S. Our current expectation for funds held in our foreign subsidiaries is to use the funds to finance foreign organic growth, to pay for potential future foreign acquisitions and to repay any foreign borrowings that may arise from time to time. We currently believe that funds generated from our U.S. operations, along with available borrowing capacity in the U.S. will be sufficient to fund our U.S. operations for the foreseeable future, and therefore do not foresee a need to repatriate cash held by our foreign subsidiaries to fund our U.S. operations. We are currently evaluating undistributed foreign earnings for which we have not provided deferred taxes for foreign withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
We utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2019, we had no additional liquidity under our Securitization Facility. At September 30, 2019, we had approximately $1,285 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2019 and 2018 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2019	2018
Net cash provided by operating activities	$791.1	$555.4
Net cash used in investing activities	(383.5)	(71.3)
Net cash used in financing activities	(260.5)	(356.3)
Operating activities. Net cash provided by operating activities was $791.1 million in the nine months ended September 30, 2019, an increase from $555.4 million in the comparable prior period. The increase in operating cash flows was primarily due to higher net income and favorable working capital adjustments primarily due to the timing of cash receipts and payments in the nine months ended September 30, 2019 over the comparable period in 2018.

Investing activities. Net cash used in investing activities was $383.5 million in the nine months ended September 30, 2019 compared to $71.3 million in the nine months ended September 30, 2018. The increase was primarily due to the increase in cash paid for acquisitions completed in 2019.
Financing activities. Net cash used in financing activities was $260.5 million in the nine months ended September 30, 2019, compared to $356.3 million in the nine months ended September 30, 2018. The decreased use of cash is primarily due incremental borrowings of incremental Term A Loan in the amount of $700 million, as well as fewer repurchases of our common stock of $321 million in the nine months ended September 30, 2019 over the comparable period in 2018. These reductions in cash usage were partially offset by net payments made on our revolving debt of $963 million during the nine months ended September 30, 2019.
Capital spending summary
Our capital expenditures were $48.7 million in the nine months ended September 30, 2019, a decrease of $7.6 million or 13.6%, from $56.3 million in the comparable prior period.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.86 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350.0 million as of September 30, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a proforma basis is less than 3.00 to 1.00. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes. On August 2, 2019, we entered into the sixth amendment to the Credit Agreement, which included an incremental term A loan in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness. The term loan A and revolver maturity dates are December 19, 2023, and the term loan B maturity date is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B loan facility accrues based on the Eurocurrency Rate plus 2.00% for Eurocurrency Loans or at the Base Rate plus 1.00% for Base Rate Loans. In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the credit facility.
At September 30, 2019, the interest rate on the term loan A was 3.54%, and the interest rate on the term loan B was 4.04%. The unused credit facility fee was 0.30% for all revolving facilities at September 30, 2019.
The term loans are payable in quarterly installments and are due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at our option of one, two, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than twenty business days after such loan is made.
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of September 30, 2019, we were in compliance with each of the covenants under the Credit Facility.
Our Credit Agreement contains a number of negative covenants restricting, among other things, limitations on liens (with exceptions for our Securitization Facility) and investments, incurrence or guarantees of indebtedness, mergers, acquisitions, dissolutions, liquidations and consolidations, dispositions, dividends and other restricted payments and prepayments of other indebtedness. In particular, we are not permitted to make any restricted payments (which includes any dividend or other distribution) except that we may declare and make dividend payments or other distributions to our stockholders so long as (i) on a pro forma basis both before and after the distribution the consolidated leverage ratio is not greater than 3.25:1.00 and we are in compliance with the financial covenants and (ii) no default or event of default shall exist or result therefrom. The Credit Agreement also contains customary events of default. The Credit Agreement includes financial covenants where the Company is required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 as of the end of any fiscal quarter provided that in connection with any Material Acquisition the leverage ratio may be increased to 4.25 to 1.00 for the quarter in which the Material Acquisition is consummated and the next three fiscal quarters; and a consolidated interest coverage ratio of no less than 4.00 to 1.00.
The obligations of the Borrowers under the Credit Agreement are secured by substantially all of the assets of FLEETCOR and its domestic subsidiaries, pursuant to a security agreement and includes a pledge of (i) 100% of the issued and outstanding equity interests owned by us of each Domestic Subsidiary and (ii) 66% of the voting shares of the first-tier foreign subsidiaries, but excluding real property, personal property located outside of the U.S., accounts receivables and related assets subject to the Securitization Facility and certain investments required under money transmitter laws to be held free and clear of liens.
At September 30, 2019, we had $3.1 billion in borrowings outstanding on the term loan A, net of discounts and $341.7 million in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $7.1 million related to the revolver as of September 30, 2019 recorded within other assets in the unaudited consolidated balance sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $8.4 million and $2.8 million at September 30, 2019, respectively.
During the nine months ended September 30, 2019, we made principal payments of $97.3 million on the term loans, $1,177 million on the revolving A facility, $780.3 million on the revolving B facility, $35 million on the revolving C facility and $101.5 million on the swing line revolving facilities.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $2.2 million of losses from accumulated other comprehensive income into interest expense during the nine months ended September 30, 2019 as a result of these hedging instruments.
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
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 2.06% plus 0.88% and 2.52% plus 0.89% as of September 30, 2019 and December 31, 2018, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2019 and December 31, 2018, respectively. We have unamortized debt issuance costs of $0.9 million related to the Securitization Facility as of September 30, 2019 recorded within other assets in the unaudited consolidated balance sheet.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2019.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program, as updated from time to time, (the "Program"), which was most recently updated on October 22, 2019, with an authorized increase in the size of the Program by $1 billion, under which the Company may purchase up to an aggregate of $3.1 billion of its common stock through the period ending February 1, 2023. Since the beginning of the Program, 9,238,760 shares have been repurchased for an aggregate purchase price of $1.6 billion, leaving the Company up to $1.5 billion available under the Program for future repurchases in shares of its common stock.

Any stock repurchases under the Program may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2019, other than noted in footnote 1, "Summary of Significant Accounting Policies" and footnote 2, "Leases", related to our adoption of new lease guidance, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2018. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our summary of significant accounting policies in footnote 1 of our notes to the unaudited consolidated financial statements in this Quarterly Report Form 10-Q.
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

	Revenue		Key Performance Metric
	Three Months Ended September 30,		Three Months Ended September 30,
(Unaudited)	2019*	2018*	2019*	2018*
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$299.7	$272.3	129.4	126.1
Impact of acquisitions/dispositions/Uber	—	10.9	—	3.8
Impact of fuel prices/spread	0.2	—	—	—
Impact of foreign exchange rates	(4.3)	—	—	—
As reported	$295.6	$283.2	129.4	129.8
CORPORATE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$139.4	$112.0	14.4	13.3
Impact of acquisitions/dispositions	—	(6.5)	—	(0.2)
Impact of fuel prices/spread	(0.1)	—	—	—
Impact of foreign exchange rates	(0.9)	—	—	—
As reported	$138.5	$105.5	14.4	13.1
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	Intentionally Left Blank		18,574	13,817
Impact of acquisitions/dispositions			—	—
Impact of fuel prices/spread			—	—
Impact of foreign exchange rates			(156)	—
As reported			18,417	13,817
TOLLS - TAGS
Pro forma and macro adjusted	$89.3	$76.4	5.1	4.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.6)	—	—	—
As reported	$88.7	$76.4	5.1	4.7
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$56.4	$48.0	4.4	4.5
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$56.4	$48.0	4.4	4.5
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$48.5	$57.8	277.8	277.9
Impact of acquisitions/dispositions	—	(1.2)	—	(0.3)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$48.5	$56.7	277.8	277.6
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$54.6	$50.9	12.4	12.4
Impact of acquisitions/dispositions	—	(1.1)	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.2)	—	—	—
As reported	$53.4	$49.8	12.4	12.4

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$687.8	$617.5	Intentionally Left Blank
Impact of acquisitions/dispositions	—	2.1
Impact of fuel prices/spread	0.2	—
Impact of foreign exchange rates	(6.9)	—
As reported	$681.0	$619.6

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, and transportation related businesses.
Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, and (c) other non-recurring items, including the impact of the Tax Act, impairment of investment, asset write-offs, restructuring costs, gains and related taxes due to disposition of assets and a business, loss on extinguishment of debt, legal settlements, and the unauthorized access impact.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2019	2018	2019	2018
Net income	$225,805	$157,694	$659,563	$509,483
Stock based compensation	15,273	20,702	46,120	54,207
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	52,907	55,482	163,048	173,239
Impairment of investment	—	7,147	15,660	7,147
Legal settlements	—	—	3,474	—
Restructuring costs	—	481	—	3,917
Unauthorized access impact	—	322	—	2,065
Total pre-tax adjustments	68,180	84,134	228,302	240,575
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(15,177)	(17,977)	(49,023)	(54,904)
Impact of investment sale, other discrete item and tax reform[2]	1,782	22,731	(63,098)	22,731
Adjusted net income	$280,590	$246,582	$775,744	$717,885
Adjusted net income per diluted share	$3.10	$2.68	$8.62	$7.75
Diluted shares	90,522	92,081	89,976	92,671

[1] Excludes the results of the Company's investments on our effective tax rate, as results from our investments are reported within the consolidated statements of income on a post-tax basis and no tax-over-book outside basis differences related to our investments reversed during the periods. Also excludes the impact of a Section 199 tax adjustment related to a prior tax year on the 2019 effective income tax rate.

[2] Represents the impact to taxes from the disposition of our investment in Masternaut of $64.9 million in the second quarter of 2019 and impact of tax reform adjustments included in our effective tax rate of $22.7 million in the third quarter of 2018, respectively. Also, includes the impact of a Section 199 adjustment related to a prior tax year in the third quarter of 2019 results of $1.8 million.

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on preliminary information, internal estimates and management assumptions, expectations and plans about future conditions, events and results. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as delays or failures associated with implementation of, or adaption to, new technology; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or resulting from investigations; failure to maintain or renew key business relationships; failure to maintain competitive product offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership and customer arrangements or acquisitions and to successfully integrate or otherwise achieve anticipated benefits from such partnership and customer arrangements or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom’s referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets; risks related to litigation; the impact of new tax regulations and the resolution of tax contingencies resulting in additional tax liabilities; as well as the other risks and uncertainties identified under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019 filed with the Securities and Exchange Commission on May 10, 2019, Quarterly Report on Form 10-Q for the three months ended June 30, 2019 filed with the Securities and Exchange Commission on August 9, 2019 and this Quarterly Report. These factors could cause our actual results and experience to differ materially from any forward-looking statement. The forward-looking statements included in this presentation are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements as a result of new information, future events or developments, except as specifically stated or to the extent required by law. You may get FLEETCOR’s Securities and Exchange Commission (“SEC”) filings for free by visiting the SEC web site at www.sec.gov.
This report includes non-GAAP financial measures, which are used by the Company and investors as supplemental measures to evaluate the overall operating performance of companies in our industry. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. See "Management’s Use of Non-GAAP Financial Measures" elsewhere in this Quarterly Report on on Form 10-Q for additional information regarding these GAAP financial measures and a reconciliation to the nearest corresponding GAAP measure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2019, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. On October 3, 2019, the parties executed a term sheet to settle the case for a payment of $50 million for the benefit of the class. The full settlement amount is covered by the Company’s insurance policies. On November 7, 2019, the lead plaintiff filed a motion for preliminary approval of the settlement. The Company disputes the allegations in the complaint and the settlement is without any admission of the allegations in the complaint.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company. The derivative complaint alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the case pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia, which is stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties.  Both derivative actions remain stayed at this time. The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
On February 1, 2019, Schultz Transfer Systems, Inc. filed a complaint against Fleetcor Technologies Operating Company, LLC (“Fleetcor LLC”) in the United States District Court for the Northern District of Georgia.  The complaint alleges that it is a Fleetcor LLC customer and member of the Fuelman program, and that Fleetcor LLC overcharged the plaintiff for fees and fuel through the Fuelman program.  Based on these allegations, the complaint asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, fraudulent concealment, money had and received, and unjust enrichment.  The complaint seeks to represent a class defined as all persons, including corporate entities, who were enrolled in the Fuelman program between June 2016 and the present. On April 1, 2019, the Company filed a motion to compel arbitration and to dismiss the case, which was granted without prejudice on July 8, 2019. On September 20, 2019, the case was settled with the individual plaintiff for $10,000.
FTC Investigation
In October 2017, the Federal Trade Commission (“FTC”) issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices. To date, the FTC has not offered a specific proposal as to the amount of potential redress. The Company believes that the FTC’s potential claims, which relate principally to its North American Fuel Card business’s practices, are without merit. At this time, the Company believes the possible range of outcomes includes the filing by the Commission of a contested civil complaint, further discussions leading to a settlement, or the closure of these matters without further action. The Company believes that these matters are not and will not be material to the financial performance of the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019, which could materially affect our business, financial condition or future results. Other than as disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Litigation and regulatory actions could subject us to significant fines, penalties or requirements resulting in significantly increased expenses, damage to our reputation and/or material adverse effects on our business.

We are subject to claims and a number of judicial and administrative proceedings considered normal in the course of our current and past operations, including employment-related disputes, contract disputes, intellectual property disputes, government inquiries, investigations, audits and regulatory proceedings, customer disputes and tort claims. Responding to proceedings may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such proceedings could have a material adverse effect on our business, reputation, financial condition and results of operations. From time to time, we have had, and expect to continue to receive, inquiries from regulatory bodies and administrative agencies relating to the operation of our business. We have received a Civil Investigative Demand from the Federal Trade Commission, along with proposals to resolve potential claims, arising from our advertising and marketing practices, which relate principally to our North American Fuel Card business. Any potential claims or any such inquiries or potential claims have resulted in, and may continue to result in, various audits, reviews and investigations, which can be time consuming and expensive. These types of inquiries, audits, reviews, and investigations could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, various forms of injunctive relief and redress, changes in personnel, and increased review and scrutiny by customers, regulatory authorities, the media and others, which could be significant and could have a material adverse effect on our business, reputation, financial condition and results of operations. For more information about our judicial and other proceedings, see “Business-Legal Proceedings”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has approved a stock repurchase program, as updated from time to time, (the "Program"), which was most recently updated on October 22, 2019, with an authorized increase in the size of the Program by $1 billion, under which the Company may purchase up to an aggregate of $3.1 billion of its common stock through the period ending February 1, 2023. Since the beginning of the Program, 9,238,760 shares have been repurchased for an aggregate purchase price of $1.6 billion, leaving the Company up to $1.5 billion available under the Program for future repurchases in shares of its common stock.
Any stock repurchases under the Program may be made at times and in such amounts as deemed appropriate. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information the Company may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt.

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

The following table presents information as of September 30, 2019, with respect to purchase of common stock of the Company made during the three months ended September 30, 2019 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2019 through July 31, 2019	622	$285.15	9,055,134	$544,248
August 1, 2019 through August 31, 2019	—	$—	9,055,134	$544,248
September 1, 2019 through September 30, 2019	183,626	$300.39	9,238,760	$489,089

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4
Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 8-K, File No. 001-35004, filed with the SEC on January 29, 2018)

10.1
Sixth Amendment to Credit Agreement, dated as of August 2, 2019, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to exhibit 10.5 to the Registrant's Form 10-Q, filed with the SEC on August 9, 2019)

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

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 12, 2019.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey