Form 10-K
period 2019-12-31
FLEETCOR TECHNOLOGIES INC
filed 2020-03-02
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                  to
Commission File Number 001-35004
  __________________________________________________________
FLEETCOR TECHNOLOGIES, INC.
  __________________________________________________________

Delaware			72-1074903
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3280 Peachtree Road, Suite 2400,	Atlanta,	Georgia	30305
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (770) 449-0479

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FLT	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23,926,076,537 as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 7, 2020, there were 85,429,057 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 11, 2020 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2019

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the impact of macroeconomic conditions and whether expected trends, including in retail fuel prices, fuel price spreads, and fuel transaction patterns, develop as anticipated;

•	our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets;

•	our ability to attract new and retain existing partners, fuel merchants, and lodging providers, their promotion and support of our products, and their financial performance;

•
the failure of management assumptions and estimates, as well as differences in, and changes to, economic, market, interest rate, interchange fees, foreign exchange rates, and credit conditions, including changes in borrowers’ credit risks and payment behaviors;

•	the risk of higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings;

•	our ability to successfully manage our credit risks and the sufficiency of our allowance for possible loan losses;

•	our ability to securitize our loan receivables;

•	the occurrence of fraudulent activity, data breaches or failures of our information security controls or cybersecurity-related incidents that may compromise our systems or customers’ information;

•	any disruptions in the operations of our computer systems and data centers;

•	the international operational and political risks and compliance and regulatory risks and costs associated with international operations;

•	our ability to develop and implement new technology, products, and services;

•	any alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;

•
the regulation, supervision, and examination of our business by foreign and domestic governmental authorities, as well as litigation and regulatory actions, including the lawsuit recently filed by the FTC;

•
the impact of regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws;

•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel consistent with our strategic plan;

•	tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations;

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

•
the other factors and information in this Annual Report on Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS
General
FLEETCOR is a leading global business payment solutions company that simplifies the way businesses manage and pay their expenses. The FLEETCOR portfolio of brands help companies automate, secure, digitize and control payments on behalf of their employees and suppliers. We serve businesses, partners, merchants and consumer and payment networks in North America, Latin America, Europe, and Asia Pacific. FLEETCOR’s predecessor company was organized in the United States in 1986, and FLEETCOR had its initial public offering in 2010 (NYSE: FLT).
FLEETCOR has two reportable segments, North America and International. We report these two segments as they reflect how we organize and manage our employees around the world, manage operating performance, contemplate the differing regulatory environments in North America versus other geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results.
Our payment solutions provide our customers with a payment method designed to be superior to and more robust and effective than what they use currently, whether they use a competitor’s product or another alternative method such as cash or check. Our solutions are comprised of payment products, networks and associated services. We group our payment solutions into five primary categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, we provide other complementary payment products including fleet maintenance, employee benefits and long haul transportation-related services.

Each category is unique in its focus, customer base and target markets, but they also share a number of characteristics: customers are primarily businesses, have recurring revenue models, have specialized networks which create barriers to entry, have high EBITDA margins, and have similar selling systems. Our payment solutions are used in more than 100 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 87% of our revenue in 2019.

FLEETCOR’s payment products generally function like a charge card, prepaid card, one-time use virtual card, and electronic RFID (radio-frequency identification), etc. While the actual payment mechanisms vary from category to category, they are structured to afford control and reporting to the end customer.
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

Fuel payment product line
Our fuel payment product line is our largest product category, representing approximately 44% of our revenue in 2019.
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
Our fuel payment products, excluding paper vouchers, provide customers with tools and information to control their fuel and other fleet-related operating costs. Our proprietary processing and card management systems provide customers with customizable user-level controls, detailed transaction reporting, programmable alerts, configurable networks, contracted fuel price validation and audit, and vehicle efficiency analysis. Our customers can use these data, controls and tools to combat fraud and employee misuse, streamline expense administration and potentially lower their vehicle fleets’ operating costs. The combination of these specialized attributes allows our fuel payment products to compete well against less specialized products such as cash or general purpose credit cards when it comes to controlling fuel purchases.
For major oil companies, leasing companies and petroleum marketers, we provide program management services, which allow these partners to outsource the sales, marketing, credit, service, and system operations of their branded fuel card portfolios. Depending on our partners’ needs and internal capabilities, we provide our products and services in a variety of combinations ranging from a comprehensive “end-to-end” solution (encompassing issuing, processing and network services) to limited back office processing services. Our fuel payment product partners include British Petroleum (BP), its subsidiary Arco, Shell, Speedway, and Casey's and over 700 fuel marketers of all sizes.
While we refer to companies with whom we have strategic relationships as “partners,” our legal relationships with these companies are contractual, and do not constitute legal partnerships. Our contracts with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from one to seven years.
We use both proprietary and third-party networks to deliver our fuel payment solutions, including the following examples:
North America proprietary networks for fuel payment products

•
Fuelman network—our primary proprietary fleet card network in the U.S. We have negotiated card acceptance and settlement terms with over 10,400 individual merchants, providing the Fuelman network with approximately 55,000 fueling sites and approximately 25,000 maintenance sites across the country.

•
Comdata network—our network of truck stops and fuel merchants for the over-the-road trucking industry. We have negotiated card acceptance and settlement terms at over 8,600 truck stops and fuel merchants across the U.S. and Canada.

•
Commercial Fueling Network (CFN)—our “members only” fueling network in the U.S. and Canada composed of approximately 2,600 fueling sites owned by CFN members themselves. The majority of these fueling sites are unattended cardlock facilities located in commercial and industrial areas.

•
Pacific Pride Fueling network—our "franchise" fueling network in the U.S. composed of approximately 1,100 fueling sites owned by more than 220 franchisees. The majority of these fueling sites are unattended cardlock facilities located in commercial and industrial areas.

International proprietary networks for fuel payment products

•
Allstar network—our proprietary fleet card network in the U.K. We have negotiated card acceptance and settlement terms with approximately 2,100 individual merchants, providing this network with approximately 7,300 fueling sites.

•
Keyfuels network—our proprietary fleet card network in the U.K. We have negotiated card acceptance and settlement terms with more than 500 individual merchants, providing the Keyfuels network with approximately 3,000 fueling sites.

•
CCS network—our primary proprietary fleet card network in the Czech Republic and Slovakia. We have negotiated card acceptance and settlement terms with several major oil companies on a brand-wide basis, including MOL, Benzina, OMV, Slovnaft and Shell, and with approximately 1,200 other merchants, providing the CCS network at over 2,800 fueling sites and 700 other sites accepting our cards.

•
Petrol Plus Region (PPR) network—our primary proprietary fleet card network in Russia, Ukraine, Belarus and Kazakhstan. We have negotiated card acceptance and settlement terms with over 600 individual merchants, providing the PPR network with approximately 13,300 fueling sites across the region.

•
Efectivale network—our proprietary fuel card and voucher network in Mexico. We have negotiated acceptance and settlement terms individual merchants, providing the network with over 8,300 fueling sites.

•
CTF network—our proprietary fuel and fleet controls solutions in Brazil, composed of over 23,000 highway and urban fueling sites through our partners, BR Distribuidora (Petrobas) and Ipiranga Distribuidora.

•
Travelcard network—our proprietary fuel card network in the Netherlands. We have negotiated card acceptance and settlement terms with over 1,500 individual merchants, providing this network over 7,600 fueling sites.

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

•
Mastercard network—In the U.S. and Canada, we issue co-branded Mastercard products, which are accepted at over 176,000 fuel sites and 398,000 maintenance locations. These Mastercard products have additional purchasing capabilities which, when enabled, allow the cards to be accepted at approximately 10.9 million locations throughout the U.S. and Canada.

•
Visa network—In the U.K., we issue products that utilize the Visa payment network, which includes approximately 8,400 fuel sites and approximately 1,700 maintenance locations. These Visa products have additional purchasing capabilities which, when enabled, allow the cards to be accepted throughout the Visa network.

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

•
DKV network—DKV operates a network of over 100,000 fleet card-accepting locations across more than 42 countries throughout Europe. The DKV network is generally utilized by European transport companies that travel between multiple countries.

•	Carnet network—A national debit network in Mexico, which includes approximately 12,700 fueling sites across the country.

•	Good Card network—In Brazil, we issue co-branded Good Card products, which are accepted at over 23,000 fuel sites.
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
Lodging payment product line
We offer lodging payment solutions to businesses in North America that have employees who travel overnight for work purposes, and to airlines globally to accommodate both their traveling crews and distressed passengers whose flights have been canceled.  We offer card-based lodging payment products for individual business travelers and non-card based solutions for crews and distressed passengers.  Our solutions can be customized to meet the specific needs of our customers, including access to deeply discounted hotel networks and customer-specific rate negotiation,  the ability to customize the network to fit customers’ specific travel needs and policies, enhanced controls and reporting, and audit and tax management services.

Our lodging payment products operate on our proprietary CLC, CLS and Travelliance lodging networks, which include over 33,900 hotels across 88 countries. We also can secure hotel rooms outside our proprietary networks if required by our customers. The size, scale and nature of our lodging customer base enable us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and far below the rates available to the general public.

Our customers can secure room nights with our solutions through our website or mobile app, by phone or email, or by walking into participating lodging properties and presenting their FLEETCOR lodging payment product credentials.

FLEETCOR has developed data management and payment processing systems to manage client billings and reports, which combined with our discounted hotel network, provide clients with savings and increased visibility into their lodging costs. The integration of our processing systems with airline logistics and crew management systems also enables us to deliver enhanced services to that industry vertical.

We distribute our lodging payment solutions mostly through direct channels to businesses of all sizes and serve customers across a wide range of industries, including airlines, trucking, railroads, construction, telecom, energy, food service, retail distribution, and emergency response services such as FEMA and the American Red Cross. We provide our custom lodging solutions to large customers and airlines under contracts.

Our lodging payment solutions compete with similar offerings from Egencia (Expedia), hotelengine.com, and in-house travel departments of large corporations and airlines.
Toll payment product line
In Brazil, we offer an electronic toll payments product to businesses and consumers in the form of RFID tags affixed to vehicles’ windshields. Our electronic toll payments product operates on our proprietary Sem Parar network, which processed transactions for more than 5 million customers on 99% of the toll roads across Brazil. Our electronic tags may also be used to purchase parking, fuel and meals at affiliated merchant locations.
Electronic tolling provides convenience and faster travel and more convenience for customers, while also reducing manual labor and cash handling at merchants’ toll booths and parking garages. At gas stations and drive through restaurants, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and throughput for merchants. Beyond these benefits, our electronic toll payment product also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.

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
FLEETCOR’s virtual card product operates on the Mastercard payment network. However, merchants affiliated to the MasterCard network are not obligated to accept virtual cards as a form of payment. As such, merchants must be enrolled into our proprietary vendor network to accept our virtual card product. We have built a proprietary network of approximately 800,000 merchants that accept our virtual card payments. This network is managed with proprietary technology that allows us to continuously expand virtual card acceptance and optimize the amount of virtual card spend we can capture. This network, coupled with a best-in-class, in-house vendor enrollment service, is a major competitive advantage.
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
Gift payment product line
We provide fully integrated gift card product management and processing services in 61 different countries around the world. These products come in the form of plastic and digital gift cards, carry our customers’ brands and are generally accepted exclusively within the retail network, websites, and mobile applications of each respective customer.
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
Fleet maintenance
We provide a vehicle maintenance service offering that helps fleet customers to manage their vehicle maintenance, service, and repair needs in the U.K. This product is provided through our proprietary 1link maintenance and repair network which processes transactions for fleet customers through approximately 8,700 service centers across the U.K. With regard to our fleet maintenance products, we compete with several companies including Ebbon-Dacs and Fleet on Demand.
Employee benefit payments
In Mexico, we offer prepaid food vouchers and cards that may be used as a form of payment in restaurants and grocery stores. These payment products operate on one of the following networks:

•
Efectivale network—also our proprietary food card and voucher network in Mexico. We have negotiated acceptance and settlement terms providing the network with over 49,400 food locations, 8,300 fueling sites and 5,900 restaurants.

•	Carnet network—a national debit network in Mexico, which includes approximately 51,000 food locations and 12,700 fueling sites across the country.
In Brazil, we offer prepaid transportation cards and vouchers that may be used as a form of payment on public transportation such as buses, subways and trains. Our proprietary VB Servicos, Comercio e Administracao LTDA (“VB”) distribution network distributes cards and vouchers to employees on behalf of approximately 27,300 customers and negotiates with more than 1,500 public transportation agencies across Brazil.
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

•	Call center program administration—Off-hour call center support is provided to customers to handle time-sensitive requests and issues outside of normal business hours.

•	Management tools—We offer a variety of online servicing tools that enable customers to identify and provide authority to program administrators to self-service their accounts.

•
Credit underwriting and collections—We follow detailed application credit review, account management, and collections procedures for all customers of our payment solutions. We use multiple levers including billing frequency, payment terms, spending limits and security to manage risk in our portfolio. For the years ended December 31, 2019 and 2018, our bad debt expense was $74.3 million and $64.4 million, or 6 bps and 6 bps of billings, respectively.

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

Technology
Our technology provides continuous authorization of transactions, processing of critical account and client information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2019, we spent approximately $200 million in capital and operating expenses to operate, protect and enhance our technology.
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
We maintain disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure reliability of network service. In 2019, we achieved 99.9% up-time for authorizations globally.
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
Acquisitions
Since 2002, we have completed over 80 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. For a discussion of recent acquisitions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions”.
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
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in all states where required for business. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. As a result of these periodic examinations, state agencies sometimes issue us findings and recommendations, prompting us to make changes to our operations, such as improving our reporting processes, detailing our intercompany arrangements, and implementing new or revising existing policies and procedures, such as our anti-money laundering and the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) compliance program and our complaints-management process, and improving our documentation processes.
As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders or direct and indirect changes of control of the licensee and certain other corporate events, and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states also require money transmitters and issuers of payment instruments to comply with federal and state anti-money laundering laws and regulations. See “Anti-Money Laundering and Counter Terrorist Regulations.”
Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future for our regulated subsidiaries.
Privacy and Information Security Regulations

We provide services that may be subject to various state, federal, and foreign privacy and information security laws and regulations, including, among others, the Gramm-Leach Bliley Act, the EU’s General Data Protection Regulation (the “GDPR”) and its Network and Information Security directive, Canada’s Personal Information Protection and Electronic Documents Act, and California’s Consumer Protection Act of 2018 (the “CCPA”).

These and similar laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. Some also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In many cases they impose obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, some restrict the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.

Certain of our products that access payment networks require compliance with Payment Card Industry (“PCI”) data security standards. See “Payment Card Industry Rules.”

Email and Text Marketing Laws

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
FCC regulations promulgated under the CAN-SPAM Act establish requirements for “commercial messages,” give recipients the right to have companies stop emailing them, and spells out penalties for violations. Commercial messages are defined as “any electronic mail message the primary purpose of which is the commercial advertisement or promotion of a commercial product or service,” including email that promotes content on commercial websites. The law makes no exception for business-to-business email. Each separate email in violation of the CAN-SPAM Act is subject to penalties of up to $43,280.
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
Federal Trade Commission Act
All persons engaged in commerce, including, but not limited to, us and our bank sponsors and customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, and certain products are subject to the jurisdiction of the Consumer Financial Protection Bureau (“CFPB”) regarding the prohibition of unfair, deceptive, or abusive acts and practices (both, collectively, UDAAP). A number of state laws and regulations also prohibit unfair and deceptive business practices. Various federal and state regulatory enforcement agencies including the Federal Trade Commission (“FTC”), CFPB and the state attorneys general have authority to investigate and take action against businesses, merchants and financial institutions that are alleged to engage in UDAAP or violate other laws, rules and regulations. If we are accused of violating such laws, rules and regulations, we may be subject to enforcement actions and as a result, may incur losses and liabilities that may impact our business.
Truth in Lending Act
The Truth in Lending Act, or TILA, was enacted as a consumer protection measure to increase consumer awareness of the cost of credit and to protect consumers from unauthorized charges or billing errors, and is implemented by the Federal Reserve’s Regulation Z. Most provisions of TILA and Regulation Z apply only to the extension of consumer credit, but a limited number of provisions apply to commercial cards as well. One example where TILA and Regulation Z are generally applicable is a limitation on liability for unauthorized use, although a business that acquires 10 or more credit cards for its personnel can agree to more expansive liability. Our cardholder agreements generally provide that these business customers waive, to the fullest extent possible, all limitations on liability for unauthorized card use.
Credit Card Accountability, Responsibility, and Disclosure Act of 2009
The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”) is an act that, among other things, amended provisions of TILA that affect consumer credit and also directed the Federal Reserve Board to study the use of credit cards by small businesses and to make legislative recommendations. The report concluded that it is not clear whether the potential benefits outweigh the increased cost and reduced credit availability if the disclosure and substantive restrictions applicable to consumer cards were to be applied to small business cards. Legislation has been introduced, from time to time, to increase the protections afforded to small businesses that use payment cards. If legislation of this kind were enacted, our products and services for small businesses could be adversely impacted.
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
Anti-Money Laundering and Counter Terrorist Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (the “BSA”) and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish anti-money laundering programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records. In addition to economic sanctions programs, we are also subject to international laws and regulations focused on fighting terrorism and money laundering:

•	in Canada, Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCTFA;

•	in Australia, as a registered remittance dealer with AUSTRAC, the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (AML/CTF Act); and

•
in the UK, as a registered Electronic Money Institution with the Financial Conduct Authority, the Proceeds of Crime Act, 2002 (as amended by the Serious Organised Crime and Police Act 2005), and the Terrorism Act 2000 (as amended by the Anti-Terrorism, Crime and Security Act 2001 and the Terrorism Act 2006).

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
Anti-Bribery Regulations
The FCPA prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission (the “SEC”). The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations.
Payment Card Industry Rules
Banks issuing payment cards bearing the Mastercard brand, and FLEETCOR to the extent that we provide certain services in connection with those cards and fleet customers acting as merchants accepting those cards, must comply with the bylaws, regulations and requirements that are promulgated by Mastercard and other applicable payment-card organizations, including the PCI Data Security Standard, the Mastercard Site Data Protection Program and other applicable data-security program requirements. A breach of such payment card network rules could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. The payment networks routinely update and modify their requirements. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop processing transactions on their networks. Our subsidiary, Comdata Inc., is PCI 3.2 compliant.
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
Prepaid Card Regulations
Prepaid card programs that we manage are subject to various federal and state laws and regulations, including the CARD Act and the Federal Reserve Board’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. The CFPB issued a final rule on prepaid accounts that came into effect on April 1, 2019. The definition of prepaid account under this rule includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs or for person-to-person transfers. The requirements under this rule include, among other things, the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and the publication of such agreements to the general public.
These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules apply to, and their impact on, us is in flux. The extensive nature of these regulations and the implementation dates for this additional rulemaking may result in additional compliance obligations and expense for our business.
State Usury Laws
Extensions of credit under many of our card products may be treated as commercial loans. In some states, usury laws limit the interest rates that can be charged not only on consumer loans but on commercial loans as well. To the extent that these usury laws apply, we are limited in the amount of interest that we can charge and collect from our customers. Because we have substantial operations in multiple jurisdictions, we utilize choice of law provisions in our cardholder agreements as to the laws of which jurisdiction to apply. With respect to card products where we work with a partner or issuing bank, the partner bank may utilize the law of the jurisdiction applicable to the bank and “export” the usury limit of that state in connection with cards issued to residents of other states or we may use our choice of law provisions.
Derivatives Regulations
Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of the Cambridge Global Payments (“Cambridge”) business, to reporting, recordkeeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the United States and European Union. Other jurisdictions outside the United States and the European Union are considering, have implemented, or are implementing regulations similar to those described above.
Other
We are subject to examination by our sponsor banks’ regulators, and must comply with certain regulations to which our sponsor banks are subject, as applicable. We are subject to audit by certain sponsor banks.
The Housing Assistance Tax Act of 2008 requires information returns to be made for each calendar year by merchants, acquiring entities, and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We are required to comply with these requirements for the merchants in our Comdata network. We could be liable for penalties if our information return is not in compliance with these regulations.
Employees and labor relations
As of December 31, 2019, we employed approximately 8,700 employees, approximately 3,450 of whom were located in the United States. We consider our employee relations to be good and have never experienced a work stoppage.
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
In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically at https://www.sec.gov.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2019. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	64	Chief Executive Officer and Chairman of the Board of Directors
Eric R. Dey	60	Chief Financial Officer
John S. Coughlin	51	Group President—Corporate Payments
Alexey Gavrilenya	43	Group President—North America Fuel
Alan King	43	Group President—Europe, Australia and New Zealand
Armando L. Netto	51	Group President—Brazil
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
John S. Coughlin was named Group President—Corporate Payments in December 2019. Prior to this role, Mr. Coughlin served as our Executive Vice President—Global Corporate Development since September 2010. From 2007 to 2010, Mr. Coughlin served as a Managing Director at PCG Capital Partners, a private equity firm. From 2005 to 2006, Mr. Coughlin served as Chief Executive Officer of NCDR LLC, a private equity owned national dental practice management company. From 1994 to 2005, Mr. Coughlin was with The Parthenon Group, a strategic advisory and principal investment firm, where he was a Senior Partner and the founder and head of the firm’s San Francisco office. From 1990 to 1992, Mr. Coughlin was an investment banker with Credit Suisse First Boston.
Alexey Gavrilenya was named Group President—North America Fuel in September 2019. Prior to this role, Mr. Gavrilenya was our President of Continental Europe since 2016. From 2011 to 2015, Mr. Gavrilenya served as our President, Eastern Europe, where he was responsible for PPR and NKT. From 2009 to 2010, Mr. Gavrilenya served as our Executive Vice President Strategy and Finance, Eastern Europe. Prior to joining us, Mr. Gavrilenya was CFO of Matarex, Ltd.
Alan King joined us in August 2016 and serves as our Group President—Europe, Australia and New Zealand. Mr. King began leading all European operations, in addition to his UK responsibilities in July 2019. Prior to joining us, Mr. King held various positions at MasterCard from 2005 to 2016, including Managing Director of MasterCard Prepaid Management Services, Group Head of Global Prepaid Solutions, Group General Manager for Market and Business Development in the UK and Ireland and General Manager of Global Accounts. Prior to MasterCard, Mr. King held leadership positions at VISA in the CEMEA region from 2003 to 2005 and at Citibank from 1998 to 2003, largely across commercial payments in international markets. Mr. King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
Armando L. Netto was named Group President—Brazil in April 2018. Mr. Netto joined us in June 2014, serving as President of our legacy Brazil businesses, prior to our acquisition of STP. Prior to joining us, Mr. Netto led IT Services for TIVIT, an IT and BPO services company, from 2006 to 2014, where he led the integration of functional areas into the business unit, focused on onboarding new clients and ensured service quality. Prior to TIVIT, Mr. Netto held various leadership roles with Unisys and McKinsey, where he gained international experience in Europe supporting clients in the UK, France, Austria, Portugal and the Netherlands.

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
Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A decline in retail fuel prices could cause a decrease in our revenue from fees paid to us by merchants based on a percentage of each transaction purchase amount. We believe that in 2019, approximately 13% our consolidated revenue was directly influenced by the absolute price of fuel. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. A decline in retail fuel prices could adversely affect our revenue and operating results.
Fuel prices are dependent on several factors, all of which are beyond our control. These factors include, among others:

•	supply and demand for oil and gas, and market expectations regarding supply and demand;

•	actions by members of OPEC and other major oil-producing nations;

•	new oil production being developed in the U.S. and elsewhere;

•	political conditions in oil-producing and gas-producing nations, including insurgency, terrorism or war;

•	oil refinery capacity;

•	weather;

•	the prices of foreign exports;

•	speculative trading;

•	the implementation of fuel efficiency standards and the adoption by our fleet customers of vehicles with greater fuel efficiency or alternative fuel sources;

•	general worldwide economic conditions; and

•	governmental regulations, trade sanctions and embargos, taxes and tariffs.
A portion of our revenue is derived from fuel-price spreads. As a result, a contraction in fuel-price spreads could adversely affect our operating results.
Approximately 5% of our consolidated revenue in 2019, was derived from transactions where our revenue is tied to fuel-price spreads. Fuel-price spreads equal the difference between the fuel price we charge to the fleet customer and the fuel price paid to the fuel merchant. In transactions where we derive revenue from fuel-price spreads, the fuel price paid to the fuel merchant is calculated as the merchant’s wholesale cost of fuel plus a commission. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our fleet customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, when fuel-price spreads contract, we generate less revenue, which could adversely affect our operating results.
If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.
We are subject to the credit risk of our customers which range in size from small sole proprietorships to large publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit-worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our fleet customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment, we experience increased customer defaults and preference claims by bankrupt customers. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition. For the years ended December 31, 2019 and 2018, our bad debt expense was $74.3 million and $64.4 million, or 6 bps and 6 bps of total billings, respectively.

Any decrease in our receipt of program fees and charges, or limitations on our program fees and charges, could adversely affect our business, results of operations and financial condition.
Our card programs include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represent 6% of our consolidated revenue for the year ended December 31, 2019. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any legislative or regulatory restrictions on our ability to price our products and services could materially and adversely affect our revenue. Any decrease in our revenue derived from these fees and charges could materially and adversely affect our business, operating results and financial condition.
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
We intend to seek to expand our strategic relationships with major oil companies and to establish additional relationships with other petroleum marketers. We refer to the major oil companies and petroleum marketers with whom we have strategic relationships as our “partners.” We use this term in the business sense to refer to strategic business relationships formed through contracts such as Card Program Agreements, and not in the legal sense of operating under legal partnership arrangements created pursuant to laws such as the Uniform Partnership Act. During 2019, our top three strategic relationships with major oil companies accounted for less than 4% of our consolidated revenue. Our agreements with our major oil company partners typically have initial terms of five to ten years with current remaining terms ranging from about one to eight years.
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
If we are unable to maintain and expand our merchant relationships, our closed loop fleet card and lodging card businesses may be adversely affected.
With respect to the closed loop networks we utilize, a portion of our growth is derived from acquiring new merchant relationships to serve our customers, new and enhanced product and service offerings, and cross-selling our products and services through existing merchant relationships. We rely on the continuing growth of our merchant relationships and our distribution channels in order to expand our customer base. There can be no guarantee that this growth will continue. Similarly, our growth also will depend on our ability to retain and maintain existing merchant relationships that accept our proprietary closed-loop networks in areas where our customers purchase fuel, maintenance services, and lodging. Our contractual agreements with fuel merchants and service garages typically have initial terms of one or two years and automatically renew on the same basis unless either party gives notice of termination. Our agreements with lodging providers typically have initial terms of one year and automatically renew on a month-to-month basis unless either party gives notice of termination. Furthermore, merchants with which we have relationships may experience bankruptcy, financial distress, or otherwise be forced to contract their operations. The loss of existing merchant relationships, failure to continue such relationships on similarly attractive economic terms, the contraction of our existing merchants’ operations or the inability to acquire new merchant relationships could adversely affect our ability to serve our customers and our business and operating results.
If we are unable to maintain our relationships with major truck stop merchants, our over-the-road fuel card businesses may be adversely affected.
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
If we are unable to successfully integrate new lines of business we have acquired or may acquire in the future, our results of operations and financial condition may be adversely affected.
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
At December 31, 2019, we had approximately $4.99 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our substantial indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

•	we may have difficulty satisfying our obligations under our debt facilities and, if we fail to satisfy these obligations, an event of default could result;

•
we may be required to dedicate a substantial portion of our cash flow from operations to required payments on our indebtedness, thereby reducing the availability of cash flow for acquisitions, working capital, capital expenditures and other general corporate activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations,” which sets forth our payment obligations with respect to our existing long-term debt;

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

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform.  These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.  In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference rates for possible use as market benchmarks. Based on the ARRC’s recommendation, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) and two other alternative rates beginning in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and a number of industry groups are developing transition plans to SOFR as the new market benchmark.
We are not able to predict whether LIBOR will actually cease to be available after 2021 or whether SOFR will become the market benchmark in its place. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values.  If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with the unhedged portion of our outstanding indebtedness or any future indebtedness we incur may increase.  Further, if LIBOR ceases to exist, we may be forced to substitute an alternative reference rate, such as SOFR or a different benchmark interest rate or base rate borrowings, in lieu of LIBOR under our current and future indebtedness and cash flow hedges.  Any such alternative reference rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.
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
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2019, approximately 40% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Canadian dollar, Russian ruble, Mexican peso, Czech koruna, Euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. Volatility in foreign currency exchange rates may materially adversely affect our operating results and financial condition.
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
Our expansion through acquisitions may divert our management’s attention and result in unexpected operating difficulties, increased costs and dilution to our stockholders, and we may never realize the anticipated benefits.
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
Our business in foreign countries may be adversely affected by operational and political risks that are greater than in the U.S.
We have foreign operations in, or provide services for commercial card accounts in more than 100 countries throughout North America, South America, Europe, Africa, Oceania and Asia. We also expect to seek to expand our operations into various additional countries in Asia, Europe and Latin America as part of our growth strategy.
Some of the countries where we operate, and other countries where we will seek to operate, such as Russia, Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the U.S. For example, Russia and Ukraine are experiencing significant unrest, which could escalate into broader armed conflict and additional economic sanctions by the U.S, the United Nations or other countries against Russia. In addition, political discourse in the U.S. may impact business practices in Mexico and other jurisdictions. In addition, changes in laws or regulations, including with respect to payment service providers, taxation, information technology, data transmission and the Internet, revenues from non-U.S. operations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition.
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

•	increased expense to comply with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act (the “FCPA”) and OFAC regulations;

•	increased expense to comply with U.K. laws that apply to foreign operations, including the U.K. Bribery Act;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights and cultural norms in some geographies that are simply not respectful of intellectual property rights.
Following a referendum in June 2016, in which voters in the U.K. approved an exit (often referred to as Brexit) from the European Union, the U.K.’s withdrawal became effective on January 31, 2020. A transition period will apply until the end of 2020 (or later, if extended) during which the pre-Brexit legal regime will continue to apply (including with respect to aviation) while the U.K. and European Union negotiate rules that will apply to their future relationship. It is unknown how that future relationship will be structured, and it is uncertain what will be the terms of the future relationship between the U.K. and the European Union on matters such as trade, customs, financial services and the movement of goods and people. The United Kingdom’s vote to exit the European Union could also result in similar referendums or votes in other European countries in which we do business. The uncertainty surrounding the terms of the United Kingdom’s withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition.
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
Most of our stored value gift card customers in the U.S. are national retailers. During 2019, a majority of our gift card revenue was derived from the design and purchase of gift card inventory, with the remaining portion of our 2019 gift card revenue derived primarily from processing fees. If we fail to retain any of these customers, it will be difficult to find a replacement customer on a timely basis or at all because there is a limited number of national retailers in the U.S. and nearly all of those other national retailers already have a gift card solution in place, either in-house or with one of our competitors. As such, any loss of a stored value gift card customer would reduce our revenue.
Legislation and regulation of greenhouse gases (“GHG”) and related divestment and other efforts could adversely affect our business.
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’ and merchants’ operations, and therefore ours. See “Our fleet card business is dependent on several key strategic relationships, the loss of which could adversely affect our operating results.” and “If we are unable to maintain and expand our merchant relationships, our closed loop fleet card and lodging card businesses may be adversely affected.” Because our business depends on the level of activity in the oil industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for fuel.
In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves. If these efforts are successful, our ability to access capital markets may be limited and our stock price may be negatively impacted.
Members of the investment community have recently increased their focus on sustainability practices with regard to the oil and gas industry, including practices related to GHGs and climate change. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of our partners and merchants consider sustainability factors in awarding work. If we are unable to successfully address sustainability enhancement, we may lose partners or merchants, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to effectively compete.
Adverse weather conditions, natural catastrophes, or public health crises, across a geographic region, can cause a decline in the number and amount of payment transactions we process, which could have a material adverse effect on our business, financial condition and results of operations.
When travel is severely curtailed across a geographic region during adverse weather conditions, or as a result of a natural catastrophe or public health crises, the number and amount of transactions we process can be significantly diminished, particularly in our fleet business, and revenue can materially decline. For example, during parts of January 2014, severe winter weather shut down a large portion of the eastern U.S. Natural catastrophes such as hurricanes in east Texas (Hurricane Harvey) and in Florida (Hurricane Irma), each in 2017, wildfires in California in 2017 and 2018 and in Colorado in 2012 and flooding in Arkansas in 2019, had similar effects on a more local basis. In December 2019 and January 2020, an outbreak of COVID-19, a new strain of coronavirus in Wuhan, China has resulted in travel disruption and has effected certain companies’ operations in China, although, at this point, the extent to which the coronavirus may impact our results is uncertain. Prolonged adverse weather events or travel bans due to medical quarantine or in response to natural catastrophes, especially those that impact regions in which we process a large number and amount of payment transactions, could have a material adverse effect on our business, financial condition and results of operations.

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
Our balance sheet includes goodwill and intangible assets that represent approximately 59% of our total assets at December 31, 2019. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our operating results and financial condition.
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
The electronic payments industry is subject to increasing regulation in the U.S. and internationally. Domestic and foreign government regulations impose compliance obligations on us and restrictions on our operating activities, which can be difficult to administer because of their scope, mandates and varied requirements. We are subject to a number of government regulations, including, among others: interest rate and fee restrictions; credit access and disclosure requirements; collection and pricing regulations; compliance obligations; security and data breach requirements; identity theft avoidance programs; and anti-money laundering compliance programs. Government regulations can also include licensing or registration requirements. While a large portion of these regulations focuses on individual consumer protection, legislatures continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business and operating results, due to increased compliance costs and new restrictions affecting the terms under which we offer our products and services.
For example, certain of our subsidiaries are currently licensed as money transmitters on the state level by banking departments or other state agencies. Continued licensing by these states is subject to periodic examinations and ongoing satisfaction of compliance requirements regarding safety and soundness, including maintenance of certain levels of net worth, surety bonding, permissible investments in amounts sufficient to cover our outstanding payment obligations with respect to certain of our products subject to licensure, and record keeping and reporting. If our subsidiaries are unable to obtain, maintain or renew necessary licenses or comply with other relevant state regulations, they will not be able to operate as a money transmitter in those states or provide certain other services and products, which could have a material adverse effect on our business, financial condition and results of operations.
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

Regulatory changes may also restrict or eliminate present and future business opportunities available to certain of our subsidiaries. For example, the Durbin Amendment to the Dodd-Frank Act, which serves to limit interchange fees, may restrict or otherwise impact the way our subsidiaries do business or limit their ability to charge certain fees to customers. The CFPB is also engaged in rule making and regulation of the payments industry, in particular with respect to prepaid cards. The CFPB issued a final rule on prepaid accounts that came into effect on April 1, 2019. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs or for person-to-person transfers. The CFPB’s focus on the protection of consumers might also extend to many of our small business customers. As a service provider to certain of our bank sponsors, we are subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changing regulations or standards in the area of privacy and data protection could also adversely impact us. In addition, certain of our bank partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us.
Our business is subject to U.S. federal anti-money laundering laws and regulations, including the BSA. Our business in Canada is also subject to the PCTFA, which is a corollary to the BSA. The BSA, among other things, requires money services businesses (such as money transmitters, issuers of money orders and official checks and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. The PCTFA imposes similar requirements.
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
Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the European Union, have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of the Cambridge Global Payments (“Cambridge”) business, to reporting, record keeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the U.S. and European Union. Other jurisdictions outside the U.S. and the European Union are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs or impact the way we conduct our hedging activities, as well as impact how we conduct our business within our international payments provider operations. In particular, the CFTC has recently issued a proposed rule that, if adopted as proposed, would increase the likelihood that we will have to register one or more of our subsidiaries with the CFTC as swap dealers. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We are currently evaluating the impact the proposed rule, if adopted, would have on our hedging activities and operations.
Our compliance with these requirements has resulted, and may continue to result, in additional costs to our business and may impact our international payments provider business operations. Furthermore, our failure to comply with these requirements could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the U.S. and European Union, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as “MiFID II,” are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the U.S. and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these may result in greater costs to us as well.
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
Our actual or perceived failure to comply with governmental regulation and other legal obligations, particularly related to consumer protection and e-commerce, privacy, data protection and information security, could harm our business.
In the U.S., Canada, the European Union and in other jurisdictions around the world, we are subject to numerous and disparate consumer laws (including laws on disputed transactions) as well as regulations on e-commerce or similar legislation. Because we collect personally identifiable information and other data from our customers, we are subject to laws and regulations in the U.S., Canada, the European Union and in other jurisdictions around the world restrict certain collection, processing, storage, use, disclosure and security of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

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
The Tax Cuts and Jobs Act (the “Tax Act”) and similar tax reform laws in other jurisdictions could adversely affect our business and financial condition.
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) could adversely affect our business and financial condition. The Tax Act significantly changed how the U.S. taxes corporations, including limitations on the deductibility of interest expense and executive compensation, and the imposition or acceleration of taxation on certain foreign income, each of which may increase our tax expense. Both the Tax Act and subsequent regulations and interpretations require complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As additional clarification and guidance is issued regarding the Tax Act, we may make adjustments to amounts that we have recorded, which may materially impact our provision for income taxes in the period in which the adjustments are made.
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
In June 2017, a shareholder filed a class action complaint in the Unites States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws, and seeks unspecified monetary damages, costs, and attorneys’ fees. On October 3, 2019, the parties executed a term sheet to settle the case for a payment of $50 million for the benefit of the class. The full settlement amount is covered by our insurance policies. On December 12, 2019, the court granted the lead plaintiff’s motion for preliminary approval of the settlement. Additionally, in July 2017, a shareholder derivative complaint was filed against certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia seeking recovery on behalf of the Company, and on January 9, 2019, a second shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia.  We cannot be certain that the outcome of these matters will not have a material adverse result on us, our business, our financial condition or our results of operations. In addition, in the future, we may need to record litigation reserves with respect to this and any similar matters. Further, these types of matters could divert our management’s attention and other resources away from our business.
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
For more information about our judicial and other proceedings, see “Part I, Item 3-Legal Proceedings”.
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
A portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our Mastercard-branded cards. Interchange fee amounts associated with our Mastercard network cards are affected by a number of factors, including regulatory limits in the U.S. and Europe and fee changes imposed by Mastercard. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry, which could result in lower interchange fees generally in the future. Temporary or permanent decreases in the interchange fees associated with our Mastercard network card transactions, could adversely affect our business and operating results.
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

Risks associated with foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows.
We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our international payments provider business. The majority of this business’ revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. Additionally, this business also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us.
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
We face credit, liquidity and fraud risks from our agents, consumers, businesses, and other third parties that could adversely affect our business, financial condition, results of operations, and cash flows.
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

ITEM 2. PROPERTIES
We lease all of the real property used in our business, except as noted below. The following table lists each of our material facilities and its location, use and approximate square footage, at December 31, 2019.

Facility	Use	Approximate size
North America Segment		Square Feet
Brentwood, Tennessee	Comdata sales, operations and customer support	135,000
Louisville, Kentucky	SVS sales, operations and customer support	66,000
Lexington, Kentucky	CLS operations	60,100
Peachtree Corners, Georgia	Operations	57,000
Atlanta, Georgia	Corporate headquarters and operations	46,500
Nashville, Tennessee	Comdata operations	38,300
Wichita, Kansas	CLC operations and customer support	38,000
Beaverton, Oregon	NvoicePay sales, operations and customer support	32,600
Toronto, Canada	Cambridge global headquarters	27,600
Schaumburg, Illinois	Travelliance sales, operations and customer support	17,000
Bloomington, Minnesota	Travelliance sales, operations and customer support	13,300
Phoenix, Arizona	Sales	13,000
Portland, Oregon	SOLE Financial sales, operations and customer support	11,100
Covington, Louisiana	Corporate accounting and treasury	11,000
Salem, Oregon	Pacific Pride sales, operations and customer support	10,000
Houston, Texas	Credit and collections	7,400
Austin, Texas	Comdata operations	6,700
New York, New York	Cambridge U.S. headquarters	5,900

International Segment
Melbourne, Australia	Business Fuel Cards sales	6,200
Sao Paulo, Brazil	STP, CTF, VB Servicios and DB headquarters, sales, operations and customer support	100,300
Osasco, Brazil	CTF and VB Servicios operations and STP collections and operations	21,600
Rio de Janeiro, Brazil	DB Trans and AExpresso headquarters, sales, operations and customer support	15,300
Prague, Czech Republic	CCS headquarters and Shell Europe (Germany, Austria, Poland, Hungary, Switzerland, Czech Republic and Slovakia, France, Belgium, Netherlands and Luxembourg) operations, credit and collections, customer service, sales and finance	38,400
Nuremberg, Germany	Shell Europe sales	6,900
Mexico City, Mexico(1)	Mexico headquarters and operations	29,200
Almere, Netherlands	Travelcard headquarters, sales, customer support, operations, credit and collections	5,600
Auckland, New Zealand	CardLink headquarters, sales, operations and customer support	7,200
Moscow, Russia	PPR and NKT headquarters, sales, customer support, operations, credit and collections	5,700
Swindon, United Kingdom	Allstar and TFC operations, sales and customer support, human resources and finance	18,300
Meriden, United Kingdom	EPYX headquarters, sales, operations and customer support	16,500
London, United Kingdom	Europe headquarters	15,000
Walsall, United Kingdom	CHJ Operations, sales and customer support	9,500
Ipswich, United Kingdom	Operations, sales and customer support	6,300
Sheffield, United Kingdom	r2c operations	5,900
Knaresborough, United Kingdom	Allstar and TFC sales	5,100

(1)	We own this facility.

We also own approximately 1.5 acres of land in Nashville, Tennessee, for employee parking. Additionally, we lease a number of minor additional facilities not listed above, including local sales and operations offices less than 5,000 square feet, small storage facilities and a small number of service stations in the United Kingdom. We believe our facilities are adequate for our needs for at least the next 12 months. We anticipate that suitable additional or alternative facilities will be available to accommodate foreseeable expansion of our operations.

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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. On October 3, 2019, the parties executed a term sheet to settle the case for a payment of $50 million for the benefit of the class. The full settlement amount is covered by the Company’s insurance policies. On December 12, 2019, the court granted the lead plaintiff’s motion for preliminary approval of the settlement. The Company disputes the allegations in the complaint and the settlement is without any admission of the allegations in the complaint.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted.  Plaintiffs amended their complaint on February 22, 2020 and FleetCor has an April 10, 2020 date by which to move to dismiss or otherwise respond to the amended complaint in the Federal Derivative Action.  On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia (“State Derivative Action”), which was stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties. On the parties’ joint motion, the court has continued the stay of the State Derivative Action “pending further developments in the first-filed Federal Derivative Action.”  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
FTC Investigation
In October 2017, the Federal Trade Commission (“FTC”) issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business.  The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FleetCor and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.).  The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit.   The Company continues to believe that the FTC’s claims are without merit. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, fines, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FLT.” As of December 31, 2019, there were 257 holders of record of our common stock.
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
Our Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program"), authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program, 11,119,657 shares have been repurchased for an aggregate purchase price of $2.2 billion, leaving us up to $857 million available under the Program for future repurchases of our common stock, taking into account the full $500 million committed with the 2019 ASR Agreement (defined below), which completed on February 20, 2020. There were 2,094,115 common shares totaling $603.8 million in 2019; 4,911,438 common shares totaling $958.7 million in 2018, and 2,854,959 common shares totaling $402.4 million in 2017; repurchased under the Program.
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
On December 18, 2019, we entered into another ASR agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, we delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed February 20, 2020, at which time we received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $306.81.
We accounted for the 2018 ASR Agreement and the 2019 ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2019 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2019 through October 31, 2019	49	$297.49	9,238,809	$1,489,074
November 1, 2019 through November 30, 2019	149,848	$293.43	9,388,657	$1,445,105
December 1, 2019 through December 31, 2019	1,731,000	$287.51	11,119,657	$947,420

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 31, 2014, at the closing price ($148.71) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced Services and (iii) S&P 500.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA
We derived the consolidated statement of income and other financial data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from the audited consolidated financial statements included elsewhere in this report. We derived the selected historical financial data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheets as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements that are not included in this report.
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2019[1]	2018[2]	2017	2016	2015
Consolidated statement of income data:
Revenues, net	$2,648,848	$2,433,492	$2,249,538	$1,831,546	$1,702,865
Expenses:
Merchant commissions	—	—	113,133	104,345	108,257
Processing	530,669	487,695	429,613	355,414	331,073
Selling	204,806	182,593	170,717	131,443	109,075
General and administrative	407,210	389,172	387,694	283,625	297,715
Depreciation and amortization	274,210	274,609	264,560	203,256	193,453
Other operating expense (income), net	523	8,725	61	(690)	(4,242)
Operating income	1,231,430	1,090,698	883,760	754,153	667,534
Investment loss, net	3,470	7,147	53,164	36,356	57,668
Other expense (income), net	93	(152,166)	(173,436)	2,982	2,523
Interest expense, net	150,048	138,494	107,146	71,896	71,339
Loss on extinguishment of debt	—	2,098	3,296	—	—
Total other expense (income)	153,611	(4,427)	(9,830)	111,234	131,530
Income before income taxes	1,077,819	1,095,125	893,590	642,919	536,004
Provision for income taxes	182,746	283,642	153,390	190,534	173,573
Net income	$895,073	$811,483	$740,200	$452,385	$362,431
Earnings per share:
Basic earnings per share	$10.36	$9.14	$8.12	$4.89	$3.94
Diluted earnings per share	$9.94	$8.81	$7.91	$4.75	$3.85
Weighted average shares outstanding:
Basic shares	86,401	88,750	91,129	92,597	92,023
Diluted shares	90,070	92,151	93,594	95,213	94,139
	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash and cash equivalents	$1,271,494	$1,031,145	$913,595	$475,018	$447,152
Restricted cash[3]	403,743	333,748	217,275	168,752	167,492
Total assets	12,248,541	11,202,477	11,318,359	9,626,732	7,889,806
Total debt	5,036,785	4,819,047	4,518,616	3,858,233	2,935,000
Total stockholders’ equity	3,711,616	3,340,180	3,676,522	3,084,038	2,830,047

[1]Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using a modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged.

[2] Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, the Company's prior period results within its Form 10-K and quarterly reports on Form 10-Q will not be restated to reflect ASC 606.

[3] Restricted cash represents customer deposits repayable, as well as collateral received from customers for cross-currency transactions.

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
The following discussion and analysis of our financial condition and results of operations generally discusses 2019 and 2018 items and year-over-year comparisons between 2019 and 2018. A detailed discussion of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
General Business
FLEETCOR is a leading global business payment solutions company that simplifies the way businesses manage and pay their expenses. The FLEETCOR portfolio of brands help companies automate, secure, digitize and control payments on behalf of their employees and suppliers. We serve businesses, partners, merchants and consumer and payment networks in North America, Latin America, Europe, and Asia Pacific. FLEETCOR’s predecessor company was organized in the United States in 1986, and FLEETCOR had its initial public offering in 2010 (NYSE: FLT).
FLEETCOR has two reportable segments, North America and International. We report these two segments as they reflect how we organize and manage our employees around the world, manage operating performance, contemplate the differing regulatory environments in North America versus other geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results.
Our payment solutions provide our customers with a payment method designed to be superior to and more robust and effective than what they use currently, whether they use a competitor’s product or another alternative method such as cash or check. Our solutions are comprised of payment products, networks and associated services. We group our payment solutions into five primary categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, we provide other complementary payment products including fleet maintenance, employee benefits and long haul transportation-related services.
Each category is unique in its focus, customer base and target markets, but they also share a number of characteristics: customers are primarily businesses, have recurring revenue models, have specialized networks which create barriers to entry, have high EBITDA margins, and have similar selling systems. Our products are used in more than 100 countries around the world, with our primary geographies being the U.S., Brazil and the U.K., which combined accounted for approximately 87% of our revenue in 2019.
FLEETCOR’s payment products generally function like a charge card, prepaid card, one-time use virtual card, and electronic RFID (radio-frequency identification), etc. While the actual payment mechanisms vary from category to category, they are structured to afford control and reporting to the end customer.
FLEETCOR uses both proprietary and third-party networks to deliver its payment solutions. FLEETCOR owns and operates proprietary networks with well-established brands throughout the world, bringing incremental sales and loyalty to affiliated merchants. Third-party networks are used to broaden payment product acceptance and use.
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
Revenues, net, by Segment. For the years ended December 31, 2019 and 2018, our North America and International segments generated the following revenue (in millions):

	Year ended December 31,
	2019		2018
	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$1,709	64.5%	$1,571	64.6%
International	940	35.5%	862	35.4%
	$2,649	100.0%	$2,433	100.0%
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2019 and 2018 (in millions, except per share amounts).

	Year ended December 31,
	2019	2018
Revenues, net	$2,649	$2,433
Net income	$895	$811
Net income per diluted share	$9.94	$8.81
Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the years ended December 31, 2019 and 2018 (in millions, except per share amounts).

	Year Ended December 31,
	2019	2018
Adjusted net income	$1,062.1	$969.8
Adjusted net income per diluted share	$11.79	$10.53
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 100 countries around the world today, although we operate primarily in 3 geographies, with approximately 87% of our business in the U.S., the U.K. and Brazil. Our products help our customers pay their suppliers and manage spend related to their employees more efficiently. We have a variety of products that help our customers achieve these goals, primarily in five product categories: fuel, corporate payments, toll, lodging and gift. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers (for tolls).
Fuel represents approximately 44% of our revenues.  Our fuel cards and products help businesses monitor and control fuel spend across multiple fuel networks, providing online analytical reporting to help customers managing the efficiency of their vehicles and drivers, while offering potential discounts off of the retail price of fuel. We generate revenue in our fuel products through a variety of program fees, including transaction fees, card fees, network fees and charges, as well as from interchange.  These fees may be charged as fixed amounts, costs plus a mark-up, or based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs also include other fees and charges associated with late payments and based on customer credit risk.
Corporate payments represents approximately 19% of our revenues. Our products help streamline B2B payments for vendors and employees, both domestically and internationally. Our corporate payments products include virtual card solutions for invoice payments, corporate card programs, a fully-outsourced accounts payable solution, a payroll card solution for employers to distribute wages, as well as a cross-border payments product to facilitate customers making payments across differing currencies. In our corporate payments products, a primarily measure of volume is spend, the dollar amount of payments processed on behalf of customers through our various networks. In corporate payments, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction as interchange revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided.
Tolls represents approximately 13% of our revenues. Our toll product is primarily delivered via an RFID sticker affixed to the windshield of a customer vehicle in Brazil. This RFID enables customers to utilize toll roads, toll parking lots, pay for gas at partner stations and pay for drive-through food, via automated access and payment upon scan while remaining in the vehicle. In our toll product, the relevant measure of volume is average monthly tags active during the period. We primarily earn revenue from fixed fees for access to the network and ancillary services provided. We also earn interchange on certain services provided.
Lodging represents approximately 8% of our revenues. Our lodging products provide customers with a proprietary network of hotels with discounted room rates, centralized billing and robust reporting to help customers manage and control costs. In our lodging products, we define a transaction as a hotel room night purchased by a customer. In our lodging products, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the hotel for a given transaction. Our products may also charge fees for access to the network and ancillary services provided.
Gift represents approximately 7% of our revenues. We provide fully integrated gift card product management and processing services via plastic and digital gift cards to our customers. We primarily earn revenue from the processing of gift card transactions sold by our customers to end users, as well as from the sale of the plastic cards. Our products may also charge fixed fees for ancillary services provided.
The remaining 8% of revenues represents other products, which include telematics, maintenance, food, and transportation related offerings.

The following table provides revenue per key performance metric by product category for the years ended December 31, 2019 and 2018 (in millions except revenues, net per transaction).*

	As Reported				Pro Forma and Macro Adjusted
	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
FUEL
'- Revenues, net[1]	$1,173	$1,126	$47	4%	$1,180	$1,079	$100	9%
'- Transactions[1]	502	512	(10)	(2)%	499	494	6	1%
'- Revenues, net per transaction	$2.33	$2.19	$0.14	6%	$2.36	$2.19	$0.17	8%
CORPORATE PAYMENTS
'- Revenues, net	$516	$416	$100	24%	$521	$433	$88	20%
'- Transactions	56	49	6	13%	56	50	6	12%
'- Revenues, net per transaction	$9.25	$8.42	$0.83	10%	$9.33	$8.68	$0.65	7%
'- Spend volume	$73,437	$55,744	$17,693	32%	$74,366	$56,736	$17,630	31%
'- Revenues, net per spend $	1%	1%	—%	—%	1%	1%	(0.1)%	(8)%
TOLLS
'- Revenues, net[1]	$357	$333	$25	7%	$387	$333	$55	16%
- Tags (average monthly)	5.1	4.7	0.4	8%	5.1	4.7	0.4	8%
'- Revenues, net per tag**	$17.55	$17.59	$(0.04)	—%	$19.04	$17.59	$1.45	8%
LODGING
'- Revenues, net	$213	$176	$37	21%	$213	$189	$24	13%
'- Room nights	19	19	—	—%	19	21	(2)	(11)%
'- Revenues, net per room night	$11.15	$9.14	$2.01	22%	$11.15	$8.80	$2.35	27%
GIFT
'- Revenues, net	$180	$187	$(6)	(3)%	$180	$193	$(13)	(7)%
'- Transactions	1,274	1,384	(110)	(8)%	1,274	1,385	(111)	(8)%
'- Revenues, net per transaction	$0.14	$0.13	$0.01	7%	$0.14	$0.14	$—	—%
OTHER[2]
'- Revenues, net[1]	$210	$197	$12	6%	$219	$201	$19	9%
'- Transactions[1]	56	50	6	13%	56	55	1	2%
'- Revenues, net per transaction	$3.75	$3.99	$(0.24)	(6)%	$3.92	$3.66	$0.26	7%
FLEETCOR CONSOLIDATED REVENUES
'- Revenues, net	$2,649	$2,434	$215	9%	$2,700	$2,428	$272	11%

[1] Reflects certain reclassifications of revenue in 2018 between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the eCash/OnRoad product being fuel versus other.

[2] Other includes telematics, maintenance, food, and transportation related businesses.
* Columns may not calculate due to rounding.
**Represents revenues, net per quarter, per average monthly tag.
Revenue per relevant key performance indicator ("KPI"), which may include transaction, spend volume, monthly tags, room nights, etc...) is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel spread margins. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
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

•	Other operating expense, net—Our other operating, net includes other operating expenses and income items that do not relate to our core operations or that occur infrequently.

•	Investment loss, net—Our investment results primarily relate to impairment charges related to our investments and unrealized gains and losses related to a minority investment in a marketable security.

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

•
Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 60%, and 61% of our revenue in 2019 and 2018, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.

•
Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 13% and 14% of revenues, net were directly impacted by changes in fuel price in 2019 and 2018, respectively.

•
Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. We believe approximately 5% of revenues, net were directly impacted by fuel-price spreads in each of 2019 and 2018, respectively.

•
Acquisitions—Since 2002, we have completed over 80 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.

•
Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk to changes in interest rates on our cash investments and debt. On January 22, 2019, we entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR.

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

Acquisitions and Investments
During 2019, the Company completed acquisitions with an aggregate purchase price of approximately $416 million.

•
On April 1, 2019, we completed the acquisition of NvoicePay, a provider of full accounts payable automation for business in the U.S. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired.

•	On April 1, 2019, we completed the acquisition of r2c, a fleet maintenance, compliance and workshop management software provider in the U.K.

•	On July 8, 2019, we completed the acquisition of SOLE Financial, a payroll card provider in the U.S.

•
On October 1, 2019, we completed the acquisition of Travelliance, an airline lodging provider in the U.S. The aggregate purchase price of this acquisition was approximately $110 million, net of cash acquired.

During 2018, we completed an acquisition with an aggregate purchase price of $21.2 million, net of cash acquired of $11.0 million and made deferred payments of $3.8 million related to acquisitions occurring in prior years. During 2018, we made investments in other businesses of $17.0 million and payments on a seller note of $1.6 million.

We report our results from our U.S. acquisitions in 2019 in our North American segment from the dates of acquisition. We report our results from our U.K. acquisition in 2019 in our International segment from the date of acquisition. We report our results from our Canadian acquisition in 2018 in our North America segment from the date of acquisition.

Disposition
As part of the Company's plans to exit the telematics business, we sold our investment in Masternaut to Michelin Group during the second quarter of 2019. We impaired our investment in Masternaut by an additional $15.6 million during 2019, resulting in no gain or loss when the investment was sold. We recorded cumulative impairment losses associated with our former investment in Masternaut of $136.3 million.

Results of Operations
Year ended December 31, 2019 compared to the year ended December 31, 2018
The following table sets forth selected consolidated statement of income and selected operational data for the years ended December 31, 2019 and 2018 (in millions, except percentages)*.

	Year ended December 31, 2019	% of total revenue	Year ended December 31, 2018[1]	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,708.5	64.5%	$1,571.5	64.6%	$137.1	8.7%
International	940.3	35.5%	862.0	35.4%	78.3	9.1%
Total revenues, net	2,648.8	100.0%	2,433.5	100.0%	215.4	8.8%
Consolidated operating expenses:
Processing	530.7	20.0%	487.7	20.0%	43.0	8.8%
Selling	204.8	7.7%	182.6	7.5%	22.2	12.2%
General and administrative	407.2	15.4%	389.2	16.0%	18.0	4.6%
Depreciation and amortization	274.2	10.4%	274.6	11.3%	(0.4)	(0.1)%
Other operating expense, net	0.5	—%	8.7	(0.4)%	(8.2)	(94.0)%
Operating income	1,231.4	46.5%	1,090.7	44.8%	140.7	12.9%
Investment loss, net	3.5	0.1%	7.1	0.3%	(3.7)	(51.4)%
Other expense (income), net	0.1	—%	(152.2)	(6.3)%	(152.3)	(100.1)%
Interest expense, net	150.0	5.7%	138.5	5.7%	11.6	8.3%
Loss on extinguishment of debt	—	—%	2.1	0.1%	(2.1)	(100.0)%
Provision for income taxes	182.7	6.9%	283.6	11.7%	(100.9)	(35.6)%
Net income	$895.1	33.8%	$811.5	33.3%	$83.6	10.3%
Operating income for segments:
North America	$755.9		$673.9		$82.0	12.2%
International	475.6		416.8		58.7	14.1%
Operating income	$1,231.4		$1,090.7		$140.7	12.9%
Operating margin for segments:
North America	44.2%		42.9%		1.4%
International	50.6%		48.4%		2.2%
Total	46.5%		44.8%		1.7%
*The sum of the columns and rows may not calculate due to rounding.
Revenues
Our consolidated total revenues, net increased from $2,433.5 million in 2018 to $2,648.8 million in 2019, an increase of $215.4 million, or 8.8%. The increase was primarily due to:

•
Organic growth of approximately 11% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of acquisitions completed during 2019 contributed approximately $40 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for 2019 over 2018 of approximately $59 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $61 million due to unfavorable fluctuations in foreign exchange rates primarily in Brazil and the U.K. and lower fuel prices of $4 million, partially offset by favorable fuel spread margins of approximately $6 million.

•	The increases were partially offset by a net decrease to consolidated revenues of approximately $33 million due to the disposition of the Chevron fuel portfolio during the fourth quarter of 2018.

North America segment revenues. North America revenues, net increased from $1,571.5 million in 2018 to $1,708.5 million in 2019, an increase of $137.1 million, or 8.7%. The increase was primarily due to:

•	Organic growth of approximately 9%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of our acquisitions during 2019 contributed approximately $37 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenue in 2019 over in 2018 of approximately $5 million, primarily due to lower fuel prices of approximately $7 million and the unfavorable impact of foreign exchange rates in Canada of $4 million, partially offset by the favorable impact of higher fuel spread margins of approximately $6 million.

•	The increases were partially offset by a net decrease to consolidated revenues of approximately $33 million due to the disposition of the Chevron fuel portfolio during the fourth quarter of 2018.
International segment revenues. International segment revenues, net increased from $862.0 million in 2018 to $940.3 million in 2019, an increase of $78.3 million, or 9.1%. The increase was primarily due to:

•	Organic growth of approximately 15% on a constant macroeconomic and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.

•	The impact of an acquisition in 2019 contributed approximately $3 million in additional revenue.

•
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenue for 2019 over 2018 of approximately $54 million. Changes in foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $57 million, partially offset by the favorable impact of changes in fuel prices of approximately $3 million.

Revenues by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the years ended December 31, 2019 and 2018 (in millions).

	Year Ended December 31,
(Unaudited)	2019		2018
Revenue by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,595	60%	$1,482	61%
Brazil	428	16%	400	18%
United Kingdom	275	10%	258	11%
Other	350	13%	294	12%
Consolidated revenues, net	$2,649	100%	$2,433	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2019		2018
Revenue, net by Product Category*[1]	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$1,173	44%	$1,126	46%
Corporate Payments	516	19%	416	17%
Tolls	357	13%	333	14%
Lodging	213	8%	176	7%
Gift	180	7%	187	8%
Other	210	8%	197	8%
Consolidated revenues, net	$2,649	100%	$2,433	100%
*Columns may not calculate due to rounding.

[1] Reflects certain reclassifications in 2018 between product categories as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the eCash/OnRoad product being fuel versus other.

Consolidated operating expenses
Processing. Processing expenses increased from $487.7 million in 2018 to $530.7 million in 2019, an increase of $43.0 million or 8.8%. Increases in processing expenses were primarily due to expenses related to acquisitions completed in 2019 of approximately $19 million, organic growth in certain lines of business and incremental bad debt of approximately $10 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $10 million.
Selling. Selling expenses increased from $182.6 million in 2018 to $204.8 million in 2019, an increase of $22.2 million or 12.2%. Increases in selling expenses are primarily due to expenses related to acquisitions completed in 2019 of approximately $8 million and additional spending in certain lines of business. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $4 million.
General and administrative. General and administrative expense increased from $389.2 million in 2018 to $407.2 million in 2019, an increase of $18.0 million or 4.6%. The increase was primarily due to ongoing expenses related to acquisitions completed in 2019 of approximately $19 million and additional spending in certain lines of business. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $8 million and a decrease in stock based compensation expense of approximately $3 million.
Depreciation and amortization. Depreciation and amortization decreased from $274.6 million in 2018 to $274.2 million in 2019, a decrease of $0.4 million or 0.1%. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $8 million, offset by ongoing expenses related to acquisitions completed in 2019 of approximately $10 million.
Other operating, net. Other operating, net decreased from $8.7 million in 2018 to $0.5 million in 2019, a decrease of $8.2 million, or 94.0% primarily as a result of a write-off of capitalized software costs in 2018.
Investment loss. Investment loss of $3.5 million in 2019 relates to an impairment charge to our telematics investment, as compared to an investment loss of $7.1 million in 2018. In 2019, we recorded an impairment of our Masternaut investment of approximately $16 million, which was then was sold in 2019 at an amount approximating carrying value. This loss was partially offset by an approximate $13 million gain related to a minority investment in a marketable security.
Other expense (income), net. Other expense, net was $0.1 million in 2019, compared to other income, net of $152.2 million in 2018. The gain in 2018 was due to the pre-tax gain on the sale of the Chevron customer portfolio of approximately $152.8 million.
Interest expense, net. Interest expense increased from $138.5 million in 2018 to $150.0 million in 2019, an increase of $11.6 million or 8.3%. The increase in interest expense is primarily due to the impact of additional borrowings to repurchase our common stock and to finance acquisitions completed in 2019, as well as increases in LIBOR. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees and swaps.

(Unaudited)	2019	2018
Term loan A	3.70%	3.52%
Term loan B	4.23%	3.98%
Domestic Revolver A	3.96%	3.51%
Revolver B GBP Borrowings	2.18%	2.61%
Revolving C	—%	4.00%
Foreign swing line	2.13%	2.11%
The average unused credit facility fee for the revolving credit facilities was 0.29% and 0.31% in 2019 and 2018, respectively. On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During 2019, as a result of these swaps, we incurred additional interest expense of approximately $5.8 million or 0.32% over the average LIBOR rates on $2 billion of borrowings.

Loss on extinguishment of debt. Loss on extinguishment of debt of $2.1 million in 2018 relates to the write-off of debt issuance costs associated with the refinancing of our credit facility during the fourth quarter of 2018.
Provision for income taxes. The provision for income taxes decreased from $283.6 million in 2018 to $182.7 million in 2019, a decrease of $100.9 million or 35.6%. Our effective tax rate decreased to 17.0% for 2019 from 25.9% for 2018. Included in the 2019 tax rate was the reversal of a valuation allowance and remeasurement of the related deferred tax asset, due to the capital loss realized upon the sale of our investment in Masternaut that was carried back to 2017 when the U.S. federal tax rate was 35%. Our tax rate was also impacted by the impairment charge to our investment in Masternaut in the first quarter of 2019. Excluding these discreet items, our tax rate for 2019 would have been approximately 23.0%.
We pay taxes in different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased from $811.5 million in 2018 to $895.1 million in 2019, an increase of $83.6 million or 10.3%.
Operating income and operating margin
Consolidated operating income. Operating income increased from $1,090.7 million in 2018 to $1,231.4 million in 2019, an increase of $140.7 million or 12.9%. Consolidated operating margin was 44.8% in 2018 and 46.5% in 2019. The increase in operating income was driven primarily by organic growth. Included in 2019, was the negative impact of the macroeconomic environment of approximately $29 million, driven primarily by unfavorable movements in foreign exchange rates. Operating income in 2019 was also negatively affected by approximately $26 million due to the disposition of the Chevron portfolio.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.
North America segment operating income. North America operating income increased from $673.9 million in 2018 to $755.9 million in 2019, an increase of $82.0 million, or 12.2%. North America operating margin was 42.9% in 2018 and 44.2% in 2019. The increase in operating income was due primarily to organic growth. Included in 2019, was the negative impact of the macroeconomic environment of approximately $4 million. Operating income in 2019 was also negatively affected by approximately $26 million due to the disposition of the Chevron portfolio.
International segment operating income. International operating income increased from $416.8 million in 2018 to $475.6 million in 2019, an increase of $58.7 million, or 14.1%. International operating margin was 48.4% in 2018 and 50.6% in 2019. The increase in operating income was due primarily to organic growth. The increase was partially offset by the negative impact of the macroeconomic environment of approximately $25 million, driven primarily by unfavorable movements in foreign exchange rates.
Liquidity and Capital Resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At December 31, 2019, our cash balances totaled $1,675.2 million, with approximately $403.7 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
We have immaterial outside basis differences in our investments in foreign subsidiaries and have not recorded incremental income taxes for any additional outside basis differences, as these amounts continue to be indefinitely reinvested in foreign operations.

We utilize an accounts receivable Securitization Facility (defined below) to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility (defined below) as funds available for working capital purposes and acquisitions. At December 31, 2019, we had no additional liquidity under our Securitization Facility. At December 31, 2019, we had approximately $638 million available under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2019 and 2018.

	Year ended December 31,
(in millions)	2019	2018
Net cash provided by operating activities	$1,162.1	$903.4
Net cash used in investing activities	(523.7)	(26.3)
Net cash used in financing activities	(310.2)	(577.8)
Operating activities. Net cash provided by operating activities increased from $903.4 million in 2018 to $1,162.1 million in 2019. The increase in operating cash flows was primarily due to higher net income and movements in working capital.
Investing activities. Net cash used in investing activities increased from $26.3 million in 2018 to $523.7 million in 2019. This increase was primarily due to the increase in cash paid for acquisitions completed in 2019, partially offset by the proceeds received from the sale of Chevron in 2018.
Financing activities. Net cash used in financing activities decreased from $577.8 million in 2018 to $310.2 million in 2019. The decreased use of cash is primarily due to incremental borrowings on Term A Loan in the amount of $700 million, as well as fewer repurchases of our common stock of $264 million in 2019 over 2018. These reductions in cash usage were partially offset by net payments made on our revolving debt of $875 million.
Capital spending summary
Our capital expenditures decreased from $81.4 million in 2018 to $75.2 million in 2019, a decrease of $6 million or 7.6%.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.86 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350.0 million as of December 31, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. Dollars, Euros. British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a proforma basis is less than 3.00 to 1.00. Proceeds from the Credit Facility may be used for working capital purposes, acquisitions, and other general corporate purposes.

On August 30, 2018, the Credit Agreement was amended to change the consolidated leverage ratio definition and the negative covenant related to indebtedness. On December 19, 2018, we entered into the fifth amendment to the Credit Agreement, which modified the term A loan and revolver pricing grid and extended the maturity date of the term loan A and revolving credit facilities to December 19, 2023. The maturity date for the term loan B is August 2, 2024. On August 2, 2019, we entered into the sixth amendment to the Credit Agreement, which included an incremental term loan A in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness. On November 14, 2019, we entered into the seventh amendment to the Credit Agreement, to lower the margin for term loan B from 2.00% to 1.75%.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans and at the Base Rate plus 0.75% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the credit facility.
At December 31, 2019, the interest rate on the term loan A was 3.05% and the interest rate on the borrowings under revolving A facility was 3.03%, the interest rate on the revolving B facility GBP Borrowings was 1.96%, the interest rate on the term loan B was 3.55% and the interest rate on the foreign swing line was 1.93%. The unused credit facility fee was 0.25% for all revolving facilities at December 31, 2019.
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
The Credit Agreement contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of December 31, 2019, we were in compliance with each of the covenants under the Credit Agreement.
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
At December 31, 2019, we had $3.1 billion in borrowings outstanding on term loan A, excluding the related debt discount, $342.1 million in borrowings outstanding on term loan B, excluding the related debt discount, $325 million in borrowings outstanding on the revolving A facility, $225.5 million in borrowings outstanding on the revolving B facility and $52.0 million in borrowings outstanding on the foreign swing line. We have unamortized debt issuance costs of $6.7 million related to the revolving credit facility as of December 31, 2019. We have unamortized debt discounts of $7.4 million related to the term loan A facility and $0.5 million related to the term B facility and deferred financing costs of $1.8 million related to the term A facility and deferred financing costs of $1.2 million related to the term B facility at December 31, 2019. The effective interest rate incurred on term loans was 4.00% during 2019 related to the discount on debt.
During 2019, we made principal payments of $138.5 million on the term loans and $2,292.3 million on the revolving facilities, and $101.5 million on the swing line revolving facility.

Cash Flow Hedges
On January 22, 2019, we entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55%. The purpose of these contracts is to eliminate the variability of cash flows in interest payments associated with $2 billion of our variable rate debt outstanding under our Credit Agreement, the sole source of which is due to changes in the 1-month LIBOR benchmark interest rate. These derivative instruments qualify as hedging instruments and are designated as cash flow hedges of interest rate risk. The effective date of the hedges is January 31, 2019 and the maturity dates are January 31, 2022, January 31, 2023 and December 19, 2023, respectively.
Securitization Facility
We are a party to a $1.2 billion receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility, with the latest on April 22, 2019. The Securitization Facility expires on November 14, 2020 and contains customary financial covenants.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of December 31, 2019 and 2018. The program fee was 1.80% plus 0.88% as of December 31, 2019 and 2.52% plus 0.89% as of December 31, 2018. The unused facility fee is payable at a rate of 0.40% as of December 31, 2019 and 2018. The Company has unamortized debt issuance costs of $0.7 million related to the Securitization Facility as of December 31, 2019 recorded within other assets in the consolidated balance sheet.
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
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2019.
Other Liabilities
In connection with our acquisition of certain businesses, we owe final payments of $14.2 million, of which $13.7 million is payable in the next twelve months and $0.5 million in periods beyond a year.
Stock Repurchase Program
Our Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program"), authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program, 11,119,657 shares have been repurchased for an aggregate purchase price of $2.2 billion, leaving us up to $857 million available under the Program for future repurchases of our common stock, taking into account the full $500 million committed with the 2019 ASR Agreement (defined below), which completed on February 20, 2020. There were 2,094,115 common shares totaling $603.8 million in 2019; 4,911,438 common shares totaling $958.7 million in 2018, and 2,854,959 common shares totaling $402.4 million in 2017; repurchased under the Program.

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
On December 18, 2019, we entered into another ASR Agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of our common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed February 20, 2020, at which time we received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $306.81.
We accounted for the 2018 ASR Agreement and the 2019 ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.
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
See Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenue recognition and presentation. We provide payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards and e-cards). We provide products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We also provide other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services.
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
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 75% of total consolidated revenues, net, the year ended December 31, 2019.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $71.8 million and $30.6 million as of December 31, 2019 and 2018, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized for the year ended December 31, 2019, that was included in the deferred revenue contract liability as of January 1, 2019, was approximately $27.5 million.

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
In order to determine the appropriate amortization period for contract costs, we considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by us to provide products and services to our customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in our Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income. Amortization of capitalized contract costs recorded in selling expense was $14.3 million and $12.0 million for the years ended December 31, 2019 and 2018, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within "prepaid expenses and other current assets" and "other assets" in our Consolidated Balance Sheets. We have capitalized costs to obtain a contract of $14.8 million and $12.7 million within "prepaid expenses" and $39.7 million and $34.5 million within "other assets" in our Consolidated Balance Sheets, for the year ended December 31, 2019 and 2018, respectively.
We have recorded $76.4 million, $83.9 million and $96.9 million of expenses related to sales of equipment within the processing expenses line of the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, respectively.
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
As a practical expedient, we are not required to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2019, our contracts with customers did not contain a significant financing component.
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
Our Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities. The maturity date for the Securitization Facility is November 14, 2020.
Foreign receivables are not included in our receivable securitization program. At December 31, 2019 and 2018, there was $971 million and $886 million, respectively, of short-term debt outstanding under our accounts receivable Securitization Facility.
Credit risk and reserve for losses on receivables. We control credit risk by performing periodic credit evaluations of our customers. Payments from customers are generally due within 14 days or less of billing. We routinely review our accounts receivable balances and make provisions for probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible from the customer once they age past 90 days. We also provide an allowance for receivables aged less than 90 days that we expect will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2019, approximately 98% of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
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
We complete an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. We first perform a qualitative assessment of certain of our reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. We then perform the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. Estimates critical to our evaluation of goodwill for impairment include the discount rate, projected revenue and earnings before interest taxes depreciation and amortization (EBITDA) growth, and projected long-term growth rates in the determination of terminal values. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
Based on the goodwill asset impairment analysis performed quantitatively as of October 1, 2019, we determined that the fair value of each of our reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
We regularly evaluate the carrying value of our investments, which are not carried at fair value, for impairment.  We have elected to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. Investments classified as trading securities are carried at fair value with any unrealized gain or loss being recorded in the Consolidated Statements of Income.
Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We have elected to treat the Global Intangible Low Taxed Income (GILTI) inclusion as a current period expense.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We evaluate on a quarterly basis whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.
We account for uncertainty in income taxes recognized in an entity’s financial statements and prescribe thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. We include any estimated interest and penalties on tax related matters in income tax expense. See Note 13 in the accompanying financial statements for further information regarding income taxes.
Business combinations. Business combinations completed by us have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date. For significant acquisitions, we obtain independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist us in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The results of the acquired businesses are included in our results of operations beginning from the completion date of the transaction.
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
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one to four years. The fair value of restricted stock where the shares vest based on the passage of time or performance is based on the grant date fair value of our stock. The fair value of restricted stock units granted with market based vesting conditions is estimated using the Monte Carlo simulation valuation model. The risk-free interest rate and volatility assumptions used within the Monte Carlo simulation valuation model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.
For performance-based restricted stock awards and performance based stock option awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
Derivatives. We use derivatives to minimize our exposures related to changes in interest rates and facilitate cross-currency corporate payments by writing derivatives to customers.

We are exposed to the risk of changing interest rates because our borrowings are subject to variable interest rates. In order to mitigate this risk, we utilize derivative instruments. Interest rate swap contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We hedge a portion of our variable rate debt utilizing derivatives designated as cash flow hedges.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other assets or other noncurrent liabilities and offset against accumulated other comprehensive income/loss, net of tax. Derivative fair value changes that are recorded in accumulated other comprehensive income/loss are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is effective in offsetting the change in cash flows attributable to the hedged risk. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately within earnings.
In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. In addition, we write foreign currency forward and option contracts for our customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. We aggregate our foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedge the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value related to these derivatives are recorded in revenues, net in the Consolidated Statements of Income.
We recognize all cross border payments derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.
Adoption of New Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.
Accounting for Leases. In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. Effective January 1, 2019, we adopted Topic 842 using a modified retrospective approach, as discussed further in Footnote 14.
Accounting for Derivative Financial Instruments. In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements in ASC 815. The FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance is effective for reporting periods beginning after December 15, 2018, and interim periods within those years. We adopted this guidance on January 1, 2019, which did not have a material impact on our results of operations, financial condition, or cash flows. The guidance did simplify the accounting for interest rate swap hedges, allowing more time for the initial hedge effectiveness documentation and a qualitative hedge effectiveness assessment at each quarter end.
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate, Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes", which amends the hedge accounting to add overnight index swap rates based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. We adopted this guidance on January 1, 2019, which did not have a material impact on our results of operations, financial condition, or cash flows.
Comprehensive Income Classification. In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Tax Act"). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. We adopted this guidance on January 1, 2019 and elected to not reclassify any items to retained earnings.
Non-Employee Share-Based Payments. In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting", that supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. We adopted this guidance on January 1, 2019, which had no impact on our results of operations, financial condition, or cash flows.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date will be the same as the effective date in ASU 2016-13. For entities that have adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The amendments in ASU 2019-04 related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods therein.  Upon adoption of the new standard on January 1, 2020, we will recognize an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets. We are analyzing our credit policies and updating our accounting policies and internal controls that will be impacted by the new guidance.  We do not anticipate that the adoption of this new standard will have a material impact on the results of operations, financial condition, or cash flows due to the relatively fast turnover of our trade receivables accounts and limited other asset balances to which this standard applies.

Cloud Computing Arrangements. On August 29, 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", that provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The guidance is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are updating the accounting policies and internal controls that will be impacted by the new guidance.  Our adoption of this ASU on January 1, 2020, is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Fair Value Measurement. On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The guidance is effective for us for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other guidance should be applied retrospectively to all periods presented upon their effective date. Our adoption of this ASU on January 1, 2020, is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Income Taxes. On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles of ASC 740 and simplifies other areas in order to simplify its application. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We do not expect this ASU to have a material impact on the results of operations, financial condition, or cash flows.
Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations identified below as of December 31, 2019 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$4,023.8	$764.4	$324.2	$2,935.2	$—
Securitization Facility	971.0	971.0	—	—	—
Estimated interest payments - Credit Facility (b)	448.0	118.6	221.1	108.3	—
Estimated interest payments- Securitization Facility(b)	22.8	22.8	—	—	—
Operating leases	117.3	19.8	32.3	26.2	39.0
Deferred purchase price	2.7	2.2	0.5	—	—
Estimated interest payments - Swaps (c)	42.3	15.1	23.3	3.9	—
Other(d)	41.5	11.5	30.0	—	—
Total	$5,669.4	$1,925.4	$631.4	$3,073.6	$39.0
 ______________________

(a)
Deferred income tax liabilities as of December 31, 2019 were approximately $517.3 million. Refer to Note 13 to our accompanying consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2019, we had approximately $42.8 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

(b)
We draw upon and pay down on the revolver within our Credit Agreement and our Securitization Facility borrowings outside of a normal schedule, as excess cash is available. For our variable rate debt, we have assumed the December 31, 2019 interest rates to calculate the estimated interest payments, for all years presented. This analysis also assumes that outstanding principal is held constant at the December 31, 2019 balances for our Credit Agreement and Securitization Facility, except for mandatory pay downs on the term loans in accordance with the loan documents. We typically expect to settle such interest payments with cash flows from operating activities and/or other short-term borrowings.

(c)
For our interest rate swap cash flow contracts (the "swap contracts"), we have used the fixed interest rate on each swap less the one month LIBOR rate in effect on our term loans at December 31, 2019, to calculate the estimated interest payments, for all years presented.

(d)
The long-term portion of contingent consideration agreements and Cambridge seller note due within the next 12 months is included with ‘other debt’ in the detail of our debt instruments disclosed in Note 11 to our accompanying consolidated financial statements.

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

	Revenue		Key Performance Indicators
	Year Ended December 31,*		Year Ended December 31,*
(Unaudited)	2019	2018	2019	2018
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$1,180	$1,079	499	494
Impact of acquisitions/dispositions	11	46	3	18
Impact of fuel prices/spread	2	—	—	—
Impact of foreign exchange rates	(19)	—	—	—
As reported	$1,173	$1,126	502	512

CORPORATE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$521	$433	56	50
Impact of acquisitions/dispositions	—	(17)	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(4)	—	—	—
As reported	$516	$416	56	49

CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	Intentionally Left Blank		74,366	56,736
Impact of acquisitions/dispositions			—	(993)
Impact of fuel prices/spread			—	—
Impact of foreign exchange rates			(930)	—
As reported			73,437	55,744
TOLLS - TAGS
Pro forma and macro adjusted	$387	$333	5.1	4.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(30)	—	—	—
As reported	$357	$333	5.1	4.7

LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$213	$189	19	21
Impact of acquisitions/dispositions	—	(13)	—	(2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$213	$176	19	19

GIFT - TRANSACTIONS
Pro forma and macro adjusted	$180	$193	1,274	1,385
Impact of acquisitions/dispositions	—	(7)	—	(1)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$180	$187	1,274	1,384

OTHER[1] - TRANSACTIONS
Pro forma and macro adjusted	$219	$201	56	55
Impact of acquisitions/dispositions	—	(3)	—	(5)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(9)	—	—	—
As reported	$210	$197	56	50

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$2,700	$2,428	Intentionally Left Blank
Impact of acquisitions/dispositions	11	6
Impact of fuel prices/spread	2	—
Impact of foreign exchange rates	(64)	—
As reported	$2,649	$2,434
* Columns may not calculate due to rounding.
1 Other includes telematics, maintenance, food and transportation related businesses.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, and (c) other non-recurring items, such as the impact of the Tax Act, impairment of investment, asset write-offs, restructuring costs, gains and related taxes due to disposition of assets and a business, loss on extinguishment of debt, legal settlements/litigation, and the unauthorized access impact.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. We also believe one-time non-recurring gains, losses, and impairment charges do not necessarily reflect how our investments and business are performing. We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors to understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. GAAP, and our calculation thereof may not be comparable to that reported by other companies.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Year Ended December 31,*
(Unaudited)	2019	2018
Net income	$895,073	$811,483
Stock based compensation	60,953	69,939
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	216,532	227,015
Investment losses	2,705	7,147
Net gain on disposition of assets/business	—	(152,750)
Loss on write-off of fixed assets	1,819	8,793
Loss on extinguishment of debt	—	2,098
Legal settlements/litigation	6,181	5,500
Restructuring and related costs	2,814	4,969
Unauthorized access impact	—	2,065
Total pre-tax adjustments	291,004	174,777
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(61,619)	(39,151)
Impact of investment sale, other discrete item and tax reform[2]	(62,333)	22,731
Adjusted net income	$1,062,125	$969,840
Adjusted net income per diluted share	$11.79	$10.53
Diluted shares	90,070	92,151

[1] Includes discrete tax effect of non-cash investment gain. Also excludes impact of a Section 199 tax adjustment related to a prior tax year on the 2019 effective income tax rate.
[2]Represents the impact to taxes from the reversal of a valuation allowance related to the disposition of our investment in Masternaut of $64.9 million and $0.8 million in the second and fourth quarters of 2019, respectively, and impact of tax reform adjustments included in our effective tax rate of $22.7 million in the third quarter of 2018. Also, includes the impact of a discrete tax item for a Section 199 adjustment related to a prior tax year in the third quarter of 2019 results of $1.8 million.

* Columns may not calculate due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk
Foreign Earnings
Our International segment exposes us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenue from our International segment was 35.5%, 35.4% and 36.5% of total revenue for the years ended December 31, 2019, 2018, and 2017, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2019 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2019 by approximately $47.6 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2018 and 2017 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2018 and 2017 by approximately $41.7 million and $34.2 million, respectively. We have utilized International segment operating income as a proxy for foreign earnings.
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
Interest rate risk

We are exposed to the risk of changing interest rates on our cash investments and on the unhedged portion of our variable rate debt. As of December 31, 2019, we had $4.02 billion of variable rate debt outstanding under our Credit Agreement. See footnote 11 of the accompanying consolidated financial statement for information about the Credit Agreement. We use derivative financial instruments to reduce our exposure related to changes in interest rates. In January 2019, we entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55% maturing on January 31, 2022, January 31, 2023 and December 19, 2023, respectively. For each of these swap contracts, we will receive one month LIBOR. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under U.S. GAAP. See footnote 17 of the accompanying consolidated financial statements for information about the swap contracts.
If market interest rates had increased or decreased an average of 100 basis points and assuming we had an outstanding balance on our credit facility and term loans of $2.02 billion not fixed by interest rate swap contracts at December 31, 2019, our interest expense would have changed by approximately $20.2 million. Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2018 and 2017, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by approximately $37.9 million and $34.7 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FLEETCOR Technologies, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $4.8 billion. As discussed in Note 2 to the consolidated financial statements, the Company completes an impairment test of goodwill at least annually or more frequently if facts and circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level and involves estimating the fair value of each identified reporting unit which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies.
Auditing the Company's estimate of reporting unit fair value involved a high degree of subjectivity as estimates underlying the determination of reporting unit fair value using the discounted cash flow model were based on significant assumptions that are sensitive to changes and are affected by expected future market and economic conditions. These assumptions included forecasts for Revenue, net, Earnings before Interest Taxes Depreciation and Amortization (EBITDA), and long-term growth rates as well as the discount rate, which reflected risk-based factors based on the reporting units’ geographical location and business risk.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of the reporting units’ long-term growth rates and discount rates used in the determination of the reporting units’ estimated fair values.
To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We involved our valuation specialists to assist us with these procedures. Our valuation specialists evaluated management’s estimation of the discount rates used in the reporting unit’s fair value calculations, performed a comparison of market multiples to observable transactions, and independently recalculated the discount rates for the respective reporting units. We also compared earnings forecasts to historical results and, for certain reporting units, to current industry and economic trends, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Atlanta, Georgia
March 2, 2020

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2019[1]	2018
Assets
Current assets:
Cash and cash equivalents	$1,271,494	$1,031,145
Restricted cash	403,743	333,748
Accounts and other receivables (less allowance for doubtful accounts of $70,890 at December 31, 2019 and $59,963 at December 31, 2018)	1,568,961	1,425,815
Securitized accounts receivable—restricted for securitization investors	970,973	886,000
Prepaid expenses and other current assets	403,400	199,278
Total current assets	4,618,571	3,875,986
Property and equipment, net	199,825	186,201
Goodwill	4,833,047	4,542,074
Other intangibles, net	2,341,882	2,407,910
Investments	30,440	42,674
Other assets	224,776	147,632
Total assets	$12,248,541	$11,202,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,249,586	$1,117,649
Accrued expenses	275,511	261,594
Customer deposits	1,007,631	926,685
Securitization facility	970,973	886,000
Current portion of notes payable and lines of credit	775,865	1,184,616
Other current liabilities	183,502	118,669
Total current liabilities	4,463,068	4,495,213
Notes payable and other obligations, less current portion	3,289,947	2,748,431
Deferred income taxes	519,980	491,946
Other noncurrent liabilities	263,930	126,707
Total noncurrent liabilities	4,073,857	3,367,084
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 124,626,786 shares issued and 85,342,156 shares outstanding at December 31, 2019; and 123,035,859 shares issued and 85,845,344 shares outstanding at December 31, 2018	124	123
Additional paid-in capital	2,494,721	2,306,843
Retained earnings	4,712,729	3,817,656
Accumulated other comprehensive loss	(972,465)	(913,858)
Less treasury stock (39,284,630 shares and 37,190,515 shares at December 31, 2019 and 2018, respectively)	(2,523,493)	(1,870,584)
Total stockholders’ equity	3,711,616	3,340,180
Total liabilities and stockholders’ equity	$12,248,541	$11,202,477

[1]Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using a modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. Refer to footnote 14.

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019[2]	2018	2017[1]
Revenues, net	$2,648,848	$2,433,492	$2,249,538
Expenses:
Merchant commissions	—	—	113,133
Processing	530,669	487,695	429,613
Selling	204,806	182,593	170,717
General and administrative	407,210	389,172	387,694
Depreciation and amortization	274,210	274,609	264,560
Other operating expense, net	523	8,725	61
Operating income	1,231,430	1,090,698	883,760
Investment loss, net	3,470	7,147	53,164
Other expense (income), net	93	(152,166)	(173,436)
Interest expense, net	150,048	138,494	107,146
Loss on extinguishment of debt	—	2,098	3,296
Total other expense (income)	153,611	(4,427)	(9,830)
Income before income taxes	1,077,819	1,095,125	893,590
Provision for income taxes	182,746	283,642	153,390
Net income	$895,073	$811,483	$740,200
Basic earnings per share	$10.36	$9.14	$8.12
Diluted earnings per share	$9.94	$8.81	$7.91
Weighted average shares outstanding:
Basic shares	86,401	88,750	91,129
Diluted shares	90,070	92,151	93,594

[1]The Company applied the modified retrospective transition method when adopting ASC 606, therefore the Company's 2017 prior period results were not restated to reflect ASC 606.
[2]Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using a modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged. Refer to footnote 14.

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$895,073	$811,483	$740,200
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(15,855)	(362,001)	83,165
Reclassification of foreign currency translation gain to investment, net of tax	—	—	31,381
Net change in derivative contracts, net of tax	(42,752)	—	—
Total other comprehensive (loss) income	(58,607)	(362,001)	114,546
Total comprehensive income	$836,466	$449,482	$854,746
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2016	$121	$2,074,094	$2,218,721	$(666,403)	$(542,495)	$3,084,038
Net income	—	—	740,200	—	—	740,200
Other comprehensive income from currency exchange, net of tax of $0	—	—	—	114,546	—	114,546
Acquisition of common stock	—	—	—	—	(402,393)	(402,393)
Share-based compensation expense[1]	—	93,297	—	—	—	93,297
Issuance of common stock	1	46,833	—	—	—	46,834
Balance at December 31, 2017	122	2,214,224	2,958,921	(551,857)	(944,888)	3,676,522
Net income	—	—	811,483	—	—	811,483
Cumulative effect of change in accounting principle	—	—	47,252	—	—	47,252
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	(362,001)	—	(362,001)
Acquisition of common stock	—	(33,000)	—	—	(925,696)	(958,696)
Share-based compensation expense[1]	—	69,939	—	—	—	69,939
Issuance of common stock	1	55,680	—	—	—	55,681
Balance at December 31, 2018	123	2,306,843	3,817,656	(913,858)	(1,870,584)	3,340,180
Net income	—	—	895,073	—	—	895,073
Other comprehensive loss, net of tax	—	—	—	(58,607)	—	(58,607)
Acquisition of common stock	—	(42,000)	—	—	(652,909)	(694,909)
Share-based compensation expense	—	60,953	—	—	—	60,953
Issuance of common stock	1	168,925	—	—	—	168,926
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616

1 Comparable disclosure provided to align with 2019 presentation. Activity previously included with issuance of common stock.
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended Year Ended December 31,
	2019[1]	2018	2017[2]
Operating activities
Net income	$895,073	$811,483	$740,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,784	52,936	46,599
Stock-based compensation	60,953	69,939	93,297
Provision for losses on accounts receivable	74,309	64,377	44,857
Amortization of deferred financing costs and discounts	5,106	5,342	6,952
Amortization of intangible assets and premium on receivables	211,426	221,673	217,961
Loss on extinguishment of debt	—	2,098	3,296
Loss on write-off of fixed assets	1,819	8,793	—
Deferred income taxes	37,883	(2,750)	(247,712)
Investment loss	3,470	7,147	53,164
Gain on sale of assets/business	—	(152,750)	(174,983)
Other non-cash operating income	(1,297)	(186)	(61)
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts receivable and other receivables	(196,028)	(159,024)	(431,003)
Prepaid expenses and other current assets	(185,391)	(27,650)	26,102
Other assets	(6,792)	(25,432)	(20,957)
Accounts payable, accrued expenses and customer deposits	198,756	27,386	322,346
Net cash provided by operating activities	1,162,071	903,382	680,058
Investing activities
Acquisitions, net of cash acquired	(448,277)	(20,843)	(705,257)
Purchases of property and equipment	(75,170)	(81,387)	(70,093)
Proceeds from disposal of an asset/business	—	98,735	316,501
Other	(255)	(22,775)	(38,953)
Net cash used in investing activities	(523,702)	(26,270)	(497,802)
Financing activities
Proceeds from issuance of common stock	168,925	55,680	44,690
Repurchase of common stock	(694,909)	(958,696)	(402,393)
Borrowings on securitization facility, net	84,973	75,000	220,000
Deferred financing costs paid and debt discount	(2,868)	(4,927)	(12,908)
Proceeds from issuance of notes payable	700,000	363,430	780,656
Principal payments on notes payable	(138,500)	(498,305)	(423,156)
Borrowings from revolver	1,811,509	1,493,091	1,100,000
Payments on revolver	(2,292,349)	(1,099,040)	(1,031,722)
Borrowings from (payments on) swing line of credit, net	52,996	(4,935)	(23,686)
Other	52	887	457
Net cash (used in) provided by financing activities	(310,171)	(577,815)	251,938
Effect of foreign currency exchange rates on cash	(17,854)	(65,274)	52,906
Net increase in cash and cash equivalents and restricted cash	310,344	234,023	487,100
Cash and cash equivalents and restricted cash, beginning of year	1,364,893	1,130,870	643,770
Cash and cash equivalents and restricted cash, end of year	$1,675,237	$1,364,893	$1,130,870
Supplemental cash flow information
Cash paid for interest	$178,417	$156,749	$113,416
Cash paid for income taxes	$200,525	$207,504	$392,192
Non cash investing activity, notes assumed in acquisitions	$—	$—	$29,341

[1] Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019 using the modified retrospective transition method. The adoption of the Leases guidance resulted in an adjustment to other assets, other current liabilities and other noncurrent liabilities in our consolidated balance sheet for the cumulative effect of applying the standard. Financial results reported in periods prior to 2019 are unchanged.

[2] Reflects the impact of the Company's adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230), which was adopted by the Company on January 1, 2018 and applied retrospectively to results for 2017. The adoption of Topic 230 resulted in the statement of cash flows presenting the changes in the total of cash, cash equivalents and restricted cash. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows.

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019
1. Description of Business
FLEETCOR Technologies, Inc. and its subsidiaries (the Company) is a leading global business payment solutions company that simplifies the way businesses manage and pay their expenses. The FLEETCOR portfolio of brands help companies automate, secure, digitize and control payments on behalf of their employees and suppliers. The Company serves businesses, partners, merchants and consumers and payment networks in North America, Latin America, Europe, and Asia Pacific.
The Company has two reportable segments, North America and International. The Company reports these two segments as they reflect how the Company organizes and manages its employees around the world, manages operating performance, contemplates the differing regulatory environments in North America versus other geographies, and helps the Company isolate the impact of foreign exchange fluctuations on its financial results.
The Company's solutions are comprised of payment products, networks and associated services. The Company's payment products generally function like a charge card, prepaid card, one-time use virtual card and electronic RFID (radio-frequency identification,), etc. While the actual payment mechanisms vary from category to category, they are structured to afford control and reporting to the end customer. The Company groups its payments solutions into five primary categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, the Company provides other complementary payment products including fleet maintenance, employee benefits and long haul transportation-related services. The Company's payment solutions are used in more than 100 countries around the world, with its primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 87% of the Company's revenue in 2019.
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
The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2019, 2018, and 2017 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Credit Risk and Reserve for Losses on Receivables
The Company controls credit risk by performing periodic credit evaluations of its customers. Payments from customers are generally due within 14 days or less of billing. The Company routinely reviews its accounts receivable balances and makes provisions from the customer probable doubtful accounts based primarily on the aging of those balances. Accounts receivable are deemed uncollectible from the customer once they age past 90 days. The Company also provides an allowance for receivables aged less than 90 days that it expects will be uncollectible based on historical collections experience including accounts that have filed for bankruptcy. At December 31, 2019 and 2018, approximately 98% and 99%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for doubtful accounts when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
Business Combinations
Business combinations completed by the Company have been accounted for under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date. For significant acquisitions, the Company obtains independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. Goodwill represents the excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed. The results of the acquired businesses are included in the Company’s results of operations beginning from the completion date of the transaction.
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
The Company completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. The Company first performs a qualitative assessment of certain of its reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The Company then performs the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. Estimates critical to the Company’s evaluation of goodwill for impairment include the discount rate, projected revenue and earnings before interest taxes depreciation and amortization (EBITDA) growth, and projected long-term growth rates in the determination of terminal values. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
Based on the goodwill asset impairment analysis performed quantitatively as of October 1, 2019, the Company determined that the fair value of each of its reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
The Company regularly evaluates the carrying value of its investments, which are not carried at fair value, for impairment.  The company has elected to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. Investments classified as trading securities are carried at fair value with any unrealized gain or loss being recorded in the Consolidated Statements of Income.
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
The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $49.8 million, $37.3 million and $37.4 million in 2019, 2018 and 2017, respectively. Amortization expense for software totaled $37.2 million, $24.2 million and $21.8 million in 2019, 2018 and 2017, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company has elected to treat the Global Intangible Low Taxed Income (GILTI) inclusion as a current period expense.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. The Company evaluates on a quarterly basis whether it is more likely than not that its deferred tax assets will be realized in the future and concludes whether a valuation allowance must be established.
The Company accounts for uncertainty in income taxes recognized in an entity’s financial statements and prescribes threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. The Company includes any estimated interest and penalties on tax related matters in income tax expense. See Note 13 for further information regarding income taxes.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized a foreign exchange gain of $0.7 million for the year ended December 31, 2019 and foreign exchange losses of $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017 respectively, which are recorded within other expense, net in the Consolidated Statements of Income. The Company recorded foreign currency losses on long-term intra-entity transactions of $88.1 million and $79.6 million for the years ended December 31, 2019 and 2018, respectively, included as a component of foreign currency translation (losses) gains, net of tax, on the Consolidated Statements of Comprehensives Income.
Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates and facilitate cross-currency corporate payments by writing derivatives to customers.

The Company is exposed to the risk of changing interest rates because its borrowings are subject to variable interest rates. In order to mitigate this risk, the Company utilizes derivative instruments. Interest rate swap contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company hedges a portion of its variable rate debt utilizing derivatives designated as cash flow hedges.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other assets or other noncurrent liabilities and offset against accumulated other comprehensive income/loss, net of tax. Derivative fair value changes that are recorded in accumulated other comprehensive income/loss are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is effective in offsetting the change in cash flows attributable to the hedged risk. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately within earnings.
In the Company's cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. In addition, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value related to these derivatives are recorded in revenues, net in the Consolidated Statements of Income.
The Company recognizes all cross-border payments derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to footnote 17.
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
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares vesting based on the passage of time have vesting provisions of one to four years. The fair value of restricted stock where the shares vest based on the passage of time or performance is based on the grant date fair value of the Company’s stock. The fair value of restricted stock units granted with market based vesting conditions is estimated using the Monte Carlo simulation valuation model. The risk-free interest rate and volatility assumptions used within the Monte Carlo simulation valuation model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the stock option awards.
For performance-based restricted stock units and awards and performance based stock option awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt, using the effective interest method and are included within interest expense. The Company capitalized additional debt issuance costs of $2.9 million associated with refinancing its Credit Facility and Securitization Facilities in 2019 and $4.9 million with refinancing its Credit Facility in 2018. At December 31, 2019 and 2018, the Company had net deferred financing costs of $7.4 million and $10.4 million, respectively, related to the revolver under the Credit Facility and the Securitization Facility, each recorded within prepaid and other assets, respectively, on the Consolidated Balance Sheets. At December 31, 2019 and 2018, the Company had deferred financing costs of $7.9 million and $10.9 million, respectively, related to the term notes under the Credit Facility, recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and notes payable and other obligations, less current portion, respectively, in the Consolidated Balance Sheets.
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
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2019	2018
Gross domestic unsecuritized accounts receivables	$734,410	$668,154
Gross domestic securitized accounts receivable	970,973	886,000
Gross foreign receivables	905,441	817,624
Total gross receivables	2,610,824	2,371,778
Less allowance for doubtful accounts	(70,890)	(59,963)
Net accounts and securitized accounts receivable	$2,539,934	$2,311,815

A rollforward of the Company’s allowance for doubtful accounts related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Allowance for doubtful accounts beginning of year	$59,963	$46,031	$32,506
Provision for bad debts	74,309	64,377	44,857
Write-offs	(63,382)	(50,445)	(31,332)
Allowance for doubtful accounts end of year	$70,890	$59,963	$46,031

Advertising
The Company expenses advertising costs as incurred. Advertising expense was $33.7 million, $26.3 million and $26.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its Cambridge business. Timing in the receipt of cash from the customer results in intermediary balances in the receivable from the customer and the payment to the customer's counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's exposure with these customer's counterparties, with the receivables from the customer. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value for the years ended December 31, 2019 and 2018 (in millions):

	December 31, 2019			December 31, 2018
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$1,139.1	$(1,084.6)	$54.5	$815.7	$(745.2)	$70.5
Liabilities
Accounts Payable	$1,140.4	$(1,084.6)	$55.8	$760.8	$(745.2)	$15.6

Adoption of New Accounting Standards
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. This ASU also requires disclosures to provide additional information about the amounts recorded in the financial statements. Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective approach, as discussed further in Footnote 14.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date will be the same as the effective date in ASU 2016-13. For entities that have adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The amendments in ASU 2019-04 related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods therein.  Upon adoption of the new standard on January 1, 2020, the Company will recognize an allowance for credit losses based on the estimated lifetime expected credit loss related to our financial assets. The Company is analyzing our credit policies and updating our accounting policies and internal controls that will be impacted by the new guidance.  We do not anticipate that the adoption of this new standard will have a material impact on the results of operations, financial condition, or cash flows due to the relatively fast turnover of our trade receivables accounts and limited other asset balances to which this standard applies.

Cloud Computing Arrangements
On August 29, 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", that provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The guidance is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is updating the accounting policies and internal controls that will be impacted by the new guidance.  The Company's adoption of this ASU on January 1, 2020, is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Fair Value Measurement
On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other guidance should be applied retrospectively to all periods presented upon their effective date. The Company's adoption of this ASU on January 1, 2020, is not expected to have a material impact on the results of operations, financial condition, or cash flows.
Income Taxes
On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles of ASC 740 and simplifies other areas in order to simplify its application. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company's adoption of this ASU is not expected to have a material impact on the results of operations, financial condition, or cash flows.
3. Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards and e-cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services.
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
Gift Card Products and Services
The Company’s Gift product line delivers both stored value cards and e-cards (cards), and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards are recognized (gross of the underlying cost of the related card, recorded within processing expense within the Consolidated Statements of Income) at the point in time when control passes to the Company's customer, which is generally upon shipment.
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
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 75% of total consolidated revenues, net, for the year ended December 31, 2019.

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) as of and for the years ended December 31 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue by Product Category	Revenues, net	Revenues, net	Revenues, net
Fuel[1]	$1,172,954	$1,125,532	$1,131,684
Corporate payments	516,173	415,856	261,822
Tolls[1]	357,209	332,689	320,880
Lodging	212,597	175,505	126,657
Gift	180,236	186,646	194,099
Other[1]	209,679	197,264	214,396
Consolidated revenues, net	$2,648,848	$2,433,492	$2,249,538

1 Reflects certain reclassifications of revenue in 2018 and 2017 between product categories for comparability, as the Company realigned its Brazil business into product lines, resulting in refinement of revenue classified as fuel versus tolls and the eCash/OnRoad product being fuel versus other, as a complimentary fuel product.

The table below presents the Company's revenues, net by geography as of and for the years ended December 31 (in thousands).

	2019	2018	2017
Revenues, net by location:
United States (country of domicile)	$1,595,266	$1,481,785	$1,400,801
Brazil	427,918	400,111	394,550
United Kingdom	275,218	257,651	236,550
Other	350,446	293,945	217,637
Consolidated Revenues, net	$2,648,848	$2,433,492	$2,249,538

Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $71.8 million and $30.6 million as of December 31, 2019 and 2018, respectively. The Company expects to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized for the year ended December 31, 2019, that was included in the deferred revenue contract liability as of January 1, 2019, was approximately $27.5 million.
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
In order to determine the appropriate amortization period for contract costs, the Company considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in the Company’s Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income. Amortization of capitalized contract costs recorded in selling expense was $14.3 million and $12.0 million for the years ended December 31, 2019 and 2018, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within "prepaid expenses and other current assets" and "other assets" in the Company’s Consolidated Balance Sheets. The Company had capitalized costs to obtain a contract of $14.8 million and $12.7 million within prepaid expenses and $39.7 million and $34.5 million within "other assets" in the Company’s Consolidated Balance Sheets, for the years ended December 31, 2019 and 2018, respectively.
The Company has recorded $76.4 million, $83.9 million and $96.9 million of expenses related to sales of equipment within the processing expenses line of the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, respectively.
Practical Expedients
ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as allowed by ASC 606, the Company elected to exclude this disclosure for any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, the Company's most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
The Company elected to exclude all sales taxes and other similar taxes from the transaction price. Accordingly, the Company presents all collections from customers for these taxes on a net basis, rather than having to assess whether the Company is acting as an agent or a principal in each taxing jurisdiction.
In certain arrangements with customers, the Company has determined that certain promised services and products are immaterial in the context of the contract, both quantitatively and qualitatively.
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2019, the Company’s contracts with customers did not contain a significant financing component.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2019 and 2018, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Repurchase agreements	$833,658	$—	$833,658	$—
Money market	54,978	—	54,978	—
Certificates of deposit	27,022	—	27,022	—
Trading Securities	22,955	22,955	—	—
Foreign exchange contracts	72,076	—	72,076	—
Total assets	$1,010,689	$22,955	$987,734	$—
Cash collateral for foreign exchange contracts	$6,086	$—	$—	$—
Liabilities:
Interest Rate Swaps	$56,418	$—	$56,418	$—
Foreign exchange contracts	60,909	—	60,909	$—
Total liabilities	$117,327	$—	$117,327	$—
Cash collateral obligation for foreign exchange contracts	$25,618	$—	$—	$—

December 31, 2018
Assets:
Repurchase agreements	$581,293	$—	$581,293	$—
Money market	50,644	—	50,644	—
Certificates of deposit	22,412	—	22,412	—
Foreign exchange contracts	68,814	21	68,793	—
Total assets	$723,163	$21	$723,142	$—
Cash collateral for foreign exchange contracts	$9,644	$—	$—	$—
Liabilities:
Foreign exchange contracts	$72,125	$—	$72,125
Total liabilities	$72,125	$—	$72,125
Cash collateral obligation for foreign exchange contracts	$73,140	$—	$—	$—

The Company utilizes Level 1 fair value for financial assets designated as trading securities for which there are quoted market prices. Net unrealized gains on equity securities held during the period ended December 31, 2019 totaled $13.0 million. No securities were sold during the period.

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
The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheet at December 31, 2019. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at December 31, 2019.

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
The Company regularly evaluates the carrying value of its investments and during the first quarter of 2019, determined that the fair value of its telematics investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. Since initial date of the telematics investments, the Company has recorded cumulative impairment losses of $136.3 million. The Company sold its remaining investment in the second quarter of 2019. Refer to footnote 16. The carrying amount of investments without readily determinable fair values is $7.4 million at December 31, 2019.
In 2018, the fair value of the Company's investment in Qui was impaired as a result of a decline in operating results and difficulty in obtaining financing. The Company concluded that this decline in fair value was below cost and recorded a $7.1 million impairment loss in investment loss related to the Qui investment.
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
5. Stockholders' Equity
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program, 11,119,657 shares have been repurchased for an aggregate purchase price of $2.2 billion, leaving the Company up to $857 million available under the Program for future repurchases in shares of its common stock, taking into account the full $500 million committed with the 2019 ASR Agreement (defined below), which completed on February 20, 2020. There were 2,094,115 common shares totaling $603.8 million in 2019; 4,911,438 common shares totaling $958.7 million in 2018, and 2,854,959 common shares totaling $402.4 million in 2017; repurchased under the Program.
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

On December 14, 2018, as part of the Program, the Company entered an accelerated share repurchase ("ASR') agreement ("2018 ASR Agreement") with a third-party financial institution to repurchase $220 million of its common stock. Pursuant to the 2018 ASR Agreement, the Company delivered $220 million in cash and received 1,057,035 shares based on a stock price of $176.91 on December 14, 2018. The 2018 ASR Agreement was completed on January 29, 2019, at which time the Company received 117,751 additional shares based on a final weighted average per share purchase price during the repurchase period of $187.27.
On December 18, 2019, the Company entered into another ASR Agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed February 20, 2020, at which time we received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $306.81.
The Company accounted for the 2018 ASR Agreement and the 2019 ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.
6. Stock Based Compensation
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has Stock Incentive Plans (the Plans) pursuant to which the Company’s board of directors may grant stock options or restricted stock to employees. The Company is authorized to issue grants of restricted stock and stock options to purchase up to 30,463,150 shares for the years ended December 31, 2019 and 2018, respectively, and 26,963,150 shares for the year ended December 31, 2017.
On February 7, 2018, the stockholders of the Company approved the FLEETCOR Technologies, Inc. Amended and Restated 2010 Equity Incentive Plan (the "Amended Plan"). The Amended Plan was authorized and approved by the Company's Board of Directors on December 20, 2017, and Company's stockholders at a special meeting held on February 7, 2018. The Amended Plan amends the Registrant’s existing 2010 Equity Incentive Plan (as amended, the "Prior Plan") to, among other things, increase the number of shares of common stock available for issuance from 13.25 million to 16.75 million and make certain other amendments to the Prior Plan. Giving effect to this increase, there were 3.1 million additional shares remaining available for grant under the Plans at December 31, 2019.
The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to share-based payments recognized for the years ended December 31 (in thousands):

	2019	2018	2017
Stock options	$32,736	$43,443	$56,400
Restricted stock	28,217	26,496	36,897
Stock-based compensation	$60,953	$69,939	$93,297

The tax benefits recorded on stock based compensation expense and upon the exercises of options were $61.6 million, $37.3 million and $48.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2019 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$37,349	1.15
Restricted stock	36,936	1.44
Total	$74,285

Stock Options
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6,146	$91.20	3,429	$55.00		$309,238
Granted	2,885	145.35			$32.57
Exercised	(633)	71.43				76,546
Forfeited	(367)	144.51
Outstanding at December 31, 2017	8,031	109.78	4,029	75.80		663,815
Granted	412	204.59			$50.07
Exercised	(708)	73.26				79,588
Forfeited	(119)	155.41
Outstanding at December 31, 2018	7,616	117.58	5,174	98.39		518,954
Granted	431	244.35			$57.99
Exercised	(1,482)	115.53				255,242
Forfeited	(302)	167.35
Outstanding at December 31, 2019	6,263	$124.38	5,137	$109.03		$1,022,860
Expected to vest at December 31, 2019	1,126	$194.44

The following table summarizes information about stock options outstanding at December 31, 2019 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$10.00 – $114.90	2,242	0.00	2,242
121.76 – 150.74	2,834	0.21	2,516
151.16 – 165.96	352	0.61	227
172.68 – 199.75	342	1.29	124
202.02 – 209.05	69	2.28	7
216.18 – 231.70	144	2.82	21
252.50 – 288.37	280	2.88	—
	6,263		5,137

The aggregate intrinsic value of stock options exercisable at December 31, 2019 was $917.9 million. The weighted average remaining contractual term of options exercisable at December 31, 2019 was 4.9 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2019	2018	2017
Risk-free interest rate	2.40%	2.57%	1.65%
Dividend yield	—	—	—
Expected volatility	26.40%	26.92%	28.00%
Expected life (in years)	3.7	3.8	3.4

The weighted-average remaining contractual life for options outstanding was 5.4 years at December 31, 2019.
Restricted Stock

The fair value of restricted stock units granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during 2019. There were no restricted stock shares granted with market based vesting conditions in 2018 and 2017.

2019
Risk-free interest rate	1.48%
Dividend yield	—
Expected volatility	25.40%
Expected life (in years)	2.36

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	379	$140.39
Granted	238	141.99
Cancelled	(48)	152.95
Issued	(204)	136.85
Outstanding at December 31, 2017	365	155.58
Granted	107	200.71
Cancelled	(47)	339.34
Issued	(251)	154.85
Outstanding at December 31, 2018	174	190.73
Granted	232	212.79
Cancelled	(49)	225.96
Issued	(114)	206.05
Outstanding at December 31, 2019	243	$246.34

7. Acquisitions
2019 Acquisitions

During 2019, the Company completed acquisitions with an aggregate purchase price of $416 million.
NvoicePay
On April 1, 2019, the Company completed the acquisition of NvoicePay, a provider of full accounts payable automation for business. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired of $4.1 million. The purpose of this acquisition is to further expand the Company's corporate payments product. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from NvoicePay are reported in the North America segment. The Company signed noncompete agreements with certain parties with an estimated fair value of $10.7 million that were accounted for separately from the business acquisition. Acquisition accounting for NvoicePay is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, noncompete agreements, and evaluation of acquired contingencies.

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
		$44,750

Other
During 2019, the Company acquired SOLE Financial, a payroll card provider in the U.S.; r2c, a fleet maintenance, compliance and workshop management software provider in the U.K.; and Travelliance, an airline lodging provider in the U.S. The aggregate purchase price of these acquisitions was approximately $209 million, net of cash. The Company signed noncompete agreements with certain parties with an estimated fair value of $8.1 million that were accounted for separately from the business acquisitions.

The following table summarizes the preliminary acquisition accounting for these acquisitions (in thousands):

Trade and other receivables	$91,912
Prepaid expenses and other current assets	2,059
Property, plant and equipment	2,879
Other long term assets	4,593
Goodwill	119,408
Intangibles	82,925
Liabilities	(78,579)
Other noncurrent liabilities	(4,657)
Deferred tax liabilities	(11,647)
Aggregate purchase price	$208,893

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2 - Indefinite	$10,140
Technology	5 - 10	14,032
Lodging Network	10	300
Referral Partners	20	2,000
Customer Relationships	Varies	56,453
		$82,925

The accounting for these acquisitions is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and evaluation of acquired contingencies.
2018 Acquisitions
During 2018, the Company completed an acquisition with an aggregate purchase price of $21.2 million, net of cash acquired of $11.0 million and made deferred payments of $3.8 million related to acquisitions occurring in prior years. During 2018, the Company made investments in other businesses of $17.0 million and payments on a seller note of $1.6 million.
The Company financed the acquisitions using a combination of existing cash and borrowings under its existing credit facility.
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2018	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2019
Segment
North America	$3,087,875	$268,866	$2,914	$9,518	$3,369,173
International	1,454,199	19,531	—	(9,856)	1,463,874
	$4,542,074	$288,397	$2,914	$(338)	$4,833,047

	December 31, 2017	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2018
Segment
North America	$3,084,123	$16,184	$4,036	$(16,468)	$3,087,875
International	1,631,700	—	20	(177,521)	1,454,199
	$4,715,823	$16,184	$4,056	$(193,989)	$4,542,074
At December 31, 2019 and 2018, approximately $861.4 million and $882.3 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2019 and 2018 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions.
Other intangible assets consisted of the following at December 31 (in thousands):

		2019			2018
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.0	$2,698,327	$(943,537)	$1,754,790	$2,625,270	$(776,383)	$1,848,887
Trade names and trademarks—indefinite lived	N/A	496,306	—	496,306	479,555	—	479,555
Trade names and trademarks—other	13.4	5,384	(2,877)	2,507	2,957	(2,501)	456
Software	6.0	242,783	(180,839)	61,944	212,733	(152,416)	60,317
Non-compete agreements	4.1	65,560	(39,225)	26,335	47,009	(28,314)	18,695
Total other intangibles		$3,508,360	$(1,166,478)	$2,341,882	$3,367,524	$(959,614)	$2,407,910
Changes in foreign exchange rates resulted in $2.0 million and $117 million decreases to the carrying values of other intangible assets in the years ended December 31, 2019 and 2018, respectively. Amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017 was $206.9 million, $216.3 million and $211.8 million, respectively.
The future estimated amortization of intangibles at December 31, 2019 is as follows (in thousands):

2020	$192,314
2021	183,440
2022	170,757
2023	163,926
2024	157,125
Thereafter	978,014

9. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2019	2018
Computer hardware and software	3 to 5	$341,282	$291,404
Card-reading equipment	4 to 6	24,077	20,117
Furniture, fixtures, and vehicles	2 to 10	19,319	18,308
Buildings and improvements	5 to 50	29,127	21,854
Property, plant and equipment, gross		413,805	351,683
Less: accumulated depreciation		(213,980)	(165,482)
Property, plant and equipment, net		$199,825	$186,201
Depreciation expense related to property and equipment for the years ended December 31, 2019, 2018, and 2017 was $62.8 million, $52.9 million and $46.6 million, respectively. Amortization expense includes $37.2 million, $24.2 million and $21.8 million for capitalized computer software costs for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, the Company had unamortized computer software costs of $118.8 million and $86.5 million, respectively.
The Company recorded write-offs of property, plant and equipment of $1.8 million and $8.7 million, within other operating expense, net within its Consolidated Statements of Income for the years ended 2019 and 2018. The Company did not record any write-offs of property, plant and equipment in 2017.
10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2019	2018
Accrued bonuses	$23,595	$20,553
Accrued payroll and severance	23,718	15,932
Accrued taxes	70,350	85,346
Accrued commissions/rebates	77,430	60,593
Other	80,418	79,170
	$275,511	$261,594

11. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2019	2018
Term Loan A note payable (a), net of discounts	$3,080,789	$2,515,519
Term Loan B note payable (a), net of discounts	340,481	344,180
Revolving line of credit A Facility(a)	325,000	655,000
Revolving line of credit B Facility(a)	225,477	345,446
Revolving line of credit C Facility(a)	—	35,000
Revolving line of credit B Facility —foreign swing line(a)	52,038	—
Other debt(c)	42,027	37,902
Total notes payable and other obligations	4,065,812	3,933,047
Securitization Facility(b)	970,973	886,000
Total notes payable, credit agreements and Securitization Facility	$5,036,785	$4,819,047
Current portion	$1,746,838	$2,070,616
Long-term portion	3,289,947	2,748,431
Total notes payable, credit agreements and Securitization Facility	$5,036,785	$4,819,047
 _____________________

(a)
The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of December 31, 2019. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currently as agreed in advance and a sublimit for foreign swing line loans and, (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On August 2, 2019, the Company entered into the sixth amendment to the Credit Agreement, which included an incremental term loan A in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness. The maturity date for the term loan A and revolving credit facilities is December 19, 2023. On November 14, 2019, the Company entered into the seventh amendment to the Credit Agreement, to lower the margin for term loan B from 2.00% to 1.75%. The maturity date for the term B loan is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the Eurocurrency Rate), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term B loan facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans and at the Base Rate plus 0.75% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the credit facility.
At December 31, 2019, the interest rate on the term A loan was 3.05% and the interest rate on borrowings under revolving A facility was 3.03%, the interest rate on the revolving B facility GBP Borrowings was 1.96%, the interest rate on the term loan B was 3.55% and the interest rate on the foreign swing line was 1.93%. The unused credit facility fee was 0.25% for all revolving facilities at December 31, 2019.
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
The Company has unamortized debt issuance costs of $6.7 million related to the revolving credit facility at December 31, 2019. The Company has unamortized debt discounts of $7.4 million related to the term A facility and $0.5 million related to the term B facility and deferred financing costs of $1.8 million related to the term A facility and $1.2 million related to the term B facility at December 31, 2019. The effective interest rate incurred on term loans was 4.00% during 2019 related to the discount on debt. Principal payments of $138.5 million were made on the term loans during 2019.

(b)
The Company is party to a $1.2 billion receivables purchase agreement (Securitization Facility) that was amended on February 8, 2019 and April 22, 2019. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of December 31, 2019 and 2018. The program fee was 1.80% plus 0.88% as of December 31, 2019 and 2.52% plus 0.89% as of December 31, 2018. The unused facility fee is payable at a rate of 0.40% as of December 31, 2019 and 2018. The Company has unamortized debt issuance costs of $0.7 million related to the Securitization Facility as of December 31, 2019 recorded within other assets in the consolidated balance sheet.

The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.

(c)	Other includes the long-term portion of deferred payments associated with business acquisitions, deferred revenue, and deferred rent for the prior period presented.
The Company was in compliance with all financial and non-financial covenants at December 31, 2019.

The contractual maturities of the Company’s notes payable and other obligations at December 31, 2019 are as follows (in thousands):

2020	$775,865
2021	192,577
2022	162,156
2023	2,607,293
2024	327,921
Thereafter	—

12. Accumulated Other Comprehensive Loss (AOCI)

The changes in the components of AOCI for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income

Balance at December 31, 2016	$(666,403)	$—	$(666,403)
Other comprehensive income before reclassifications	83,165	—	83,165
Amounts reclassified from AOCI	31,381		31,381
Tax effect	—	—	—
Other comprehensive income	114,546	—	114,546
Balance at December 31, 2017	(551,857)	—	(551,857)
Other comprehensive loss before reclassifications	(362,001)	—	(362,001)
Amounts reclassified from AOCI	—	—	—
Tax effect	—	—	—
Other comprehensive loss	(362,001)	—	(362,001)
Balance at December 31, 2018	(913,858)	—	(913,858)
Other comprehensive loss before reclassifications	(15,855)	(68,928)	(84,783)
Amounts reclassified from AOCI	—	5,828	5,828
Tax effect	—	20,348	20,348
Other comprehensive loss	(15,855)	(42,752)	(58,607)
Balance at December 31, 2019	$(929,713)	$(42,752)	$(972,465)

13. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands):

	2019	2018	2017
United States	$505,818	$622,214	$524,669
Foreign	572,001	472,911	368,921
Total	$1,077,819	$1,095,125	$893,590

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2019	2018	2017
Current:
Federal	$50,145	$165,303	$303,514
State	10,285	26,036	19,234
Foreign	84,433	95,053	78,354
Total current	144,863	286,392	401,102
Deferred:
Federal	(10,479)	(19,688)	(255,188)
State	3,745	8,727	276
Foreign	44,617	8,211	7,200
Total deferred	37,883	(2,750)	(247,712)
Total provision	$182,746	$283,642	$153,390

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2019 and 2018 and 35% 2017, respectively, to income before income taxes for the years ended December 31, 2019, 2018 and 2017 due to the following (in thousands):

	2019		2018		2017
Computed “expected” tax expense	$226,342	21.0%	$229,976	21.0%	$312,756	35.0%
Changes resulting from:
Change in valuation allowance	(28,614)	(2.7)	25,193	2.8	18,289	2.0
Foreign income tax differential	(15,816)	(1.4)	9,921	0.9	(38,695)	(4.3)
State taxes net of federal benefits	12,482	1.2	20,480	1.9	12,884	1.4
Foreign-sourced nontaxable income	—		(28,861)	(2.6)	(8,836)	(1.0)
Foreign withholding tax	20,360	1.9	20,569	1.9	9,362	1.0
IRC Section 199 deduction	—	—	—	—	(8,844)	(1.0)
Excess tax benefits related to stock-based compensation	(38,156)	(3.5)	(19,255)	(1.8)	(18,058)	(2.0)
Revaluation of capital loss deferred tax asset	(24,279)	(2.3)	—	—	—	—
Impact of the Tax Act:
One-time transition tax	—	—	—	—	195,779	21.9
Foreign tax credit- one-time transition tax	—	—	17,385	1.6	(113,955)	(12.8)
Deferred tax effects	—	—	7,128	0.1	(209,965)	(23.5)
Sub-part F Income/GILTI	49,859	4.6	40,200	3.7	3,741	0.4
Foreign tax credits	(38,657)	(3.6)	(52,095)	(4.8)	—	—
Other	19,225	1.8	13,001	1.2	(1,068)	0.1
Provision for income taxes	$182,746	17.0%	$283,642	25.9%	$153,390	17.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$9,586	$8,518
Accrued expenses not currently deductible for tax	2,305	6,734
Lease deferral	24,713	—
Interest rate swap	13,781	—
Stock based compensation	39,779	40,081
Income tax credits	35,845	26,770
Net operating loss carry forwards	67,108	53,221
Investments	—	39,062
Accrued escheat	3,098	3,608
Other	3,522	4,240
Deferred tax assets before valuation allowance	199,737	182,234
Valuation allowance	(64,482)	(90,366)
Deferred tax assets, net	135,255	91,868
Deferred tax liabilities:
Intangibles—including goodwill	(499,525)	(483,361)
Basis difference in investment in subsidiaries	(42,314)	(38,200)
Lease deferral	(21,810)	—
Mark to Market	(3,213)	—
Accrued Expense Liability	(4,023)	—
Prepaid expenses	(2,075)
Property and equipment, prepaid expenses and other	(79,620)	(59,101)
Deferred tax liabilities	(652,580)	(580,662)
Net deferred tax liabilities	$(517,325)	$(488,794)

The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2019	2018
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$2,655	$3,152
Long term deferred tax liabilities	(519,980)	(491,946)
Net deferred tax liabilities	$(517,325)	$(488,794)
The valuation allowance for deferred tax assets changed during 2019 as follows (in thousands):

Balance at December 31, 2016	$76,395
Additions based on changes in deferred tax assets in 2017	5,332
Reduction in valuation allowance due to rate change from Tax Act	(22,378)
Balance at December 31, 2017 (after impact of tax reform)	59,349
Additions based on changes in deferred tax assets	25,193
Increase in valuation allowance due to rate change from Tax Act	5,824
Balance at December 31, 2018	90,366
Reductions based on changes in deferred tax assets	(28,601)
Additions based on changes in deferred tax assets	2,717
Balance at December 31, 2019	$64,482

The valuation allowances relate to basis differences in cost method investments, capital loss carryforwards, income tax credits, foreign net operating loss carryforwards and state net operating loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2019, was a decrease of $28.6 million. The valuation decrease from the prior year was primarily due to the sale of our investment in Masternaut, which will allow the Company to carryback the capital loss on its investment in Masternaut and offset it against a previously recorded capital gain from the sale of Nextraq in the third quarter of 2017. As the loss was not realizable in prior years based upon the available sources of taxable income in prior periods, a valuation allowance was recorded against the deferred tax asset. The valuation allowance was reversed during the three months ended June 30, 2019 resulting in a recognized tax benefit.
As of December 31, 2019, the Company had a net operating loss carryforward for state income tax purposes of approximately $671.1 million that is available to offset future state taxable income through 2038. Additionally, the Company had $68.1 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $474.1 million of the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.
During 2019 and 2018, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $3.4 million and $1.5 million, respectively.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including interest and penalties for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2016	$26,155
Additions based on tax provisions related to the current year	4,143
Additions for tax positions due to acquisitions	9,208
Deductions based on settlement/expiration of prior year tax positions	(9,119)
Additions based on tax provisions related to the prior year	1,171
Unrecognized tax benefits at December 31, 2017	31,558
Additions based on tax provisions related to the current year	3,755
Additions based on tax provisions related to the prior year	3,000
Deductions based on settlement/expiration of prior year tax positions	(4,161)
Unrecognized tax benefits at December 31, 2018	34,152
Additions based on tax provisions related to the current year	4,284
Additions based on tax provisions related to the prior year	11,679
Deductions based on settlement/expiration of prior year tax positions	(7,342)
Unrecognized tax benefits at December 31, 2019	$42,773

As of December 31, 2019, the Company had total unrecognized tax benefits of $42.8 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company has immaterial outside basis differences in investments in foreign subsidiaries and has not recorded incremental income taxes for any additional outside basis differences, as these amounts continue to be indefinitely reinvested in foreign operations.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2014. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2017. The statute of limitations has expired for years prior to 2016 for the Company’s Czech Republic income tax returns, 2016 for the Company’s Russian income tax returns, 2014 for the Company’s Mexican income tax returns, 2014 for the Company’s Brazilian income tax returns, 2014 for the Company’s Luxembourg income tax returns, 2015 for the Company’s New Zealand income tax returns, and 2017 for the Company’s Australian income tax returns.

14. Leases
Effective January 1, 2019, the Company adopted Topic 842 using a modified retrospective method. Under this transition method, the Company has not restated comparative periods, and prior comparative periods will continue to be reported in conformity with ASC 840.  On January 1, 2019, based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use (“ROU”) assets of $55.9 million and lease liabilities for operating leases of $65.5 million. At December 31, 2019, other assets include an ROU asset of $84.3 million, other current liabilities include short-term operating lease liabilities of $16.9 million, and other non-current liabilities include long term lease liabilities of $81.7 million. Finance leases are immaterial.
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

Total lease costs for the year ended December 31, 2019 were $20.5 million.
The supplementary cash and non-cash disclosures for the year ended December 31, 2019 are as follows (in thousands):

December 31, 2019
Cash paid for operating lease liabilities	$19,763
Right-of-use assets obtained in exchange for new operating lease obligations [1]	$102,586
Weighted-average remaining lease term (years)	7.54
Weighted-average discount rate	4.64%
[1] Includes $55.9 million for operating leases existing on January 1, 2019

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$19,785
2021	17,813
2022	14,438
2023	13,403
2024	12,824
Thereafter	38,992
Total lease payments	117,255
Less imputed interest	18,700
Present value of lease liabilities	$98,555

Disclosures related to periods prior to the adoption of the new lease standard
The Company enters into noncancelable operating lease agreements for equipment, buildings and vehicles. The minimum lease payments for the noncancelable operating lease agreements are as follows (in thousands):

2019	$19,678
2020	16,658
2021	14,826
2022	11,733
2023	11,017
Thereafter	24,374

Rent expense for noncancelable operating leases approximated $22.4 million and $18.4 million for the years ended December 31, 2018 and 2017, respectively.
15. Commitments and Contingencies
In the ordinary course of business, the Company is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas, and matters relating to compliance with laws and regulations (collectively, legal proceedings).  Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period. The probability of loss for such contingencies is assessed and accrued as a liability and/or disclosed, as appropriate.
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. On October 3, 2019, the parties executed a term sheet to settle the case for a payment of $50 million for the benefit of the class. The full settlement amount is covered by the Company’s insurance policies. On December 12, 2019, the court granted the lead plaintiff’s motion for preliminary approval of the settlement. The Company disputes the allegations in the complaint and the settlement is without any admission of the allegations in the complaint.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted.  Plaintiffs amended their complaint on February 22, 2020 and FleetCor has an April 10, 2020 date by which to move to dismiss or otherwise respond to the amended complaint in the Federal Derivative Action.  On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia (“State Derivative Action”), which was stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties. On the parties’ joint motion, the court has continued the stay of the State Derivative Action “pending further developments in the first-filed Federal Derivative Action.”  The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.

FTC Investigation
In October 2017, the Federal Trade Commission (“FTC”) issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business.  The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FleetCor and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.).  The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit.   The Company continues to believe that the FTC’s claims are without merit. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, fines, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
16. Dispositions
Telematics Businesses
As part of the Company's plans to exit the telematics business, the Company sold its investment in Masternaut to Michelin Group during the second quarter of 2019. The Company impaired its investments in Masternaut by an additional $15.6 million during 2019, resulting in no gain or loss when the investment was sold. The Company has recorded cumulative impairment losses associated with its former investment in Masternaut of $136.3 million.
On September 30, 2017, we entered into an amended Masternaut investment agreement that resulted in the loss of significant influence, and we began accounting for the Masternaut investment by applying the cost method. As a result of our loss of significant influence and the operating results of Masternaut, we determined that the carrying value of our investment exceeded its fair value, and concluded that this decline in value was other than temporary. We recorded a$44.6 million impairment loss in the Masternaut investment that included an adjustment for $31.4 million of currency translation losses previously recognized in accumulated other comprehensive income, in the accompanying Consolidated Statements of Income in 2017.
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
17. Derivative Financial Instruments
The Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers within its Cambridge business. The Company writes derivatives, primarily foreign currency forward contracts, option contracts, and swaps, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of December 31, 2019 and 2018 (in millions) is presented in the table below. Notional amounts do not reflect the netting of offsetting trades, although these offsetting positions may result in minimal overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on market conditions, levels of customer activity and other factors.

	Net Notional
	2019	2018
Foreign exchange contracts:
Swaps	$599.5	$929.5
Futures, forwards and spot	3,017.1	3,249.9
Written options	6,393.9	3,688.8
Purchased options	5,830.8	2,867.2
Total	$15,841.3	$10,735.4

The majority of customer foreign exchange contracts are written in major currencies such as the U.S. Dollar, Canadian Dollar, British Pound, Euro and Australian Dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheet as of December 31, 2019 and 2018 (in millions):

December 31, 2019	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$114.9	$103.8	$72.1	$60.9
Cash collateral	6.1	25.6	6.1	25.6
Total net derivative assets and liabilities	$108.8	$78.2	$66.0	$35.3

December 31, 2018	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	109.5	112.9	68.8	72.1
Cash collateral	9.6	73.1	9.6	73.1
Total net derivative assets and liabilities	$99.9	$39.8	$59.2	$(1.0)

The fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable have been netted to present the Company's net exposure with these counterparties. The Company recognizes all derivative assets, net in prepaid expense and other current assets and all derivative liabilities, net in other current liabilities, both net at the customer level as right of offset exists, in its Consolidated Balance Sheets at their fair value. The gain or loss on the fair value is recognized immediately within revenues, net in the Consolidated Statements of Income. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At December 31, 2019, $72.1 million derivative assets and $60.9 million derivative liabilities were recorded in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheet. At December 31, 2018, $39.0 million derivative assets and $26.9 million derivative liabilities were recorded in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheet. The Company receives cash from customers as collateral for trade exposures, which is recorded within restricted cash and customer deposits in the Consolidated Balance Sheet. The customer has the right to recall their collateral in the event exposures move in their favor, they unwind all outstanding trades or they cease to do business with the Company.
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of December 31, 2019, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of	Fixed Rates	Maturity Date
	December 31, 2019
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company will pay a fixed monthly rate and receive one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Consolidated Balance Sheets, as of December 31, 2019 (in millions). See footnote 4 for additional information on the fair value of the Company’s swap contracts.

	December 31, 2019
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other liabilities	$56.4

The table below displays the effect of the Company’s derivative financial instruments in the Consolidated Statement of Income and other comprehensive loss for the twelve months ended December 31, 2019 (in millions):

2019
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income on derivatives, net of tax of $20.3 million	$42.8
Amount of loss reclassified from accumulated other comprehensive income into interest expense	5.8

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $19.5 million at December 31, 2019.
18. Earnings Per Share
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
The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2019	2018	2017
Net income	$895,073	$811,483	$740,200
Denominator for basic earnings per share	86,401	88,750	91,129
Dilutive securities	3,669	3,401	2,465
Denominator for diluted earnings per share	90,070	92,151	93,594
Basic earnings per share	$10.36	$9.14	$8.12
Diluted earnings per share	9.94	8.81	7.91

Diluted earnings per share for the years ended December 31, 2019, 2018, and 2017 excludes the effect of 19 thousand, 0.4 million and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.1 million, 0.1 million and 0.3 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the years ended December 31, 2019, 2018 and 2017, respectively.
19. Segments
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

The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2019	2018	2017[1]
Revenues, net:
North America	$1,708,546	$1,571,466	$1,428,711
International	940,302	862,026	820,827
	$2,648,848	$2,433,492	$2,249,538
Operating income:
North America	$755,867	$673,867	$541,598
International	475,563	416,831	342,162
	$1,231,430	$1,090,698	$883,760
Depreciation and amortization:
North America	$160,246	$154,405	$139,418
International	113,964	120,204	125,142
	$274,210	$274,609	$264,560
Capital expenditures:
North America	$44,238	$36,514	$40,747
International	30,932	44,873	29,346
	$75,170	$81,387	$70,093
Long-lived assets (excluding goodwill and investments):[2]
North America	$1,860,708	$1,799,149	$1,888,599
International	905,775	942,594	1,131,610
	$2,766,483	$2,741,743	$3,020,209
1The Company applied the modified retrospective transition method when adopting ASC 606, therefore the Company's 2017 prior period results were not restated to reflect ASC 606.
2The Company applied the modified retrospective transition method when adopting ASC 842, therefore the Company's 2018 and 2017 prior period results were not restated to reflect ASC 842.

The table below presents the Company's long-lived assets (excluding goodwill and investments) at December 31 (in thousands).

	2019	2018
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,860,708	$1,721,419
Brazil	487,464	541,891
United Kingdom	282,351	274,530

No single customer represented more than 10% of the Company’s consolidated revenue in 2019, 2018 and 2017.

20. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2019	First	Second	Third	Fourth
Revenues, net	$621,825	$647,094	$681,048	$698,881
Operating income	284,176	297,317	329,141	320,796
Net income	172,107	261,651	225,805	235,510
Basic earnings per share	$2.00	$3.03	$2.61	$2.72
Diluted earnings per share	1.93	2.90	2.49	2.60
Weighted average shares outstanding:
Basic shares	85,941	86,360	86,662	86,600
Diluted shares	89,244	90,131	90,522	90,427

Fiscal Quarters Year Ended December 31, 2018*	First	Second	Third	Fourth
Revenues, net	$585,500	$584,985	$619,586	$643,422
Operating income	260,087	264,783	281,090	284,738
Net income	174,937	176,852	157,694	302,000
Earnings per share:
Basic earnings per share	$1.95	$1.98	$1.78	$3.45
Diluted earnings per share	1.88	1.91	1.71	3.33
Weighted average shares outstanding:
Basic shares	89,765	89,169	88,456	87,636
Diluted shares	93,250	92,702	92,081	90,703

*2018 quarterly amounts reflect the impact of the Company's adoption of ASC 606 and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method.
The sum of the quarterly earnings per common share amounts for 2019 and 2018 may not equal the earnings per common share for the 2019 and 2018 due to rounding.
The fourth quarter of 2019 includes: a gain of $13.0 million related to the fair value adjustment of a minority investment, a write-off of property, plant and equipment costs of $1.8 million and restructuring related costs of $2.8 million.
The fourth quarter of 2018 includes: the $152.8 million gain as a result of the sale of the Chevron portfolio, a write-off of capitalized software costs of $8.8 million, a legal settlement of $5.5 million and restructuring costs of $1.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2019, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, the internal controls related to four subsidiaries that we acquired during the year ended December 31, 2019, and for which financial results are included in our consolidated financial statements.
On April 1, 2019, we acquired NvoicePay, a provider of full accounts payable automation for business in the U.S. On April 1, 2019, we acquired r2c, a fleet maintenance, compliance and workshop management software provider in the U.K. On July 8, 2019, we acquired SOLE Financial, a payroll card provider in the U.S. On October 1, 2019, we acquired Travelliance, an airline lodging provider in the U.S. Collectively we refer to these transactions as the Acquisitions. These Acquisitions constituted 6% of total assets, at December 31, 2019, and 2% of revenues, net for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal control over financial reporting the year of acquisition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited FLEETCOR Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FLEETCOR Technologies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NvoicePay, SOLE Financial, r2c, and Travelliance, which are included in the 2019 consolidated financial statements FLEETCOR Technologies, Inc. and subsidiaries and constituted 6% of total assets as of December 31, 2019 and 2% of revenues, net for the year then ended. Our audit of internal control over financial reporting of FLEETCOR Technologies, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of NvoicePay, SOLE Financial, r2c, and Travelliance.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 2020 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
The information in the Proxy Statement set forth under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.
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

4.2	Description of FLEETCOR Technologies, Inc. Common Stock Registered under Section 12 of the Securities Exchange Act

10.1*
Form of Indemnity Agreement entered into between FLEETCOR and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.2*
FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.3*
First Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.4*
Second Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.5*
Third Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.6*
Fourth Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.7*
Form of Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.8*
Form of Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.9*
Form of Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.10*
FLEETCOR Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.11*
Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.12*
Offer Letter, dated September 20, 2002, between FLEETCOR Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.13*
Service Agreement, dated July 9, 2007, between FLEETCOR Technologies, Inc. and Andrew R. Blazye (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.14
Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FLEETCOR Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.15
First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, File No. 001-35004. with the SEC on March 25, 2011)

10.16
Form of Indemnity Agreement to be entered into between FLEETCOR and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.17
Form of Director Restricted Stock Grant Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.18*
Form of Employee Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.19*
Form of Employee Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.20*
Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.21
Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.22*
Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FLEETCOR Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.23
Arrangement Agreement Among FLEETCOR Luxembourg Holdings2 S.À.R.L, FLEETCOR Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2012)

10.24
Repurchase Agreement, dated November 26, 2012, among the Company and the Repurchase Stockholders (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K, File No. 001-35004, filed with the SEC on November 27, 2012)

10.25*
FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective February 7, 2018 (incorporated by reference from Appendix A to Exhibit 10.1 to the registrant's Form 8-K, File No. 001-35004, File No. 001-35004, filed with the SEC on February 12, 2018)

10.26
FLEETCOR Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the registrant’s Proxy Statement, File No. 001-35004, filed with the SEC on April 18, 2014)

10.27
Credit Agreement, dated October 24, 2014, among FLEETCOR Technologies Operating Company, LLC, as Borrower, FLEETCOR Technologies, Inc., as Parent, FLEETCOR Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 10, 2014)

10.28
Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FLEETCOR Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K, File No. 001-35004, filed with the SEC on November 17, 2014)

10.29
Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FLEETCOR Technologies, Inc. and FLEETCOR Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.30
Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FLEETCOR Funding LLC (incorporated by reference to Exhibit 10.33 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.31
Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.34 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.32
Investor Rights Agreement, dated November 14, 2014, between FLEETCOR Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.35 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.33*
Offer Letter, dated June 19, 2013, between FLEETCOR Technologies, Inc. and John A. Reed (incorporated by reference to Exhibit No. 10.3 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 12, 2014)

10.34*
Offer Letter, dated July 29, 2014, between FLEETCOR Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2015)

10.35
First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2015)

10.36*
Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.37
Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.40
First Amendment to Credit Agreement and Lender Joiner Agreement, dated as of August 22, 2016, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2016)

10.41
Second Amendment to Credit Agreement, dated as of January 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2017)

10.42
Third Amendment to Credit Agreement, dated as of August 2, 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on August 8, 2017)

10.43
Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2017, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC, PNC Bank, National Association, as administrator for a group of purchasers and purchase agents, and certain other parties (incorporated by reference to Exhibit 10.43 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2018)

10.44
Offer letter, dated September 10, 2015, between FLEETCOR Technologies, Inc. and Alexey Gavrilenya (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2018)

10.45
Fourth Amendment to Credit Agreement, dated August 30, 2018, among FleetCor Technologies Operating Company, LLC, FleetCor Technologies Operating Company, LLC, FleetCor Technologies, Inc., the designated borrowers party thereto, Cambridge Mercantile Corp. (U.S.A.), the other guarantors party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.46
Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated August 30, 2018, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.47
Fifth Amendment to Credit Agreement, dated as of December 19, 2018, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to exhibit 10.47 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2019)

10.48
Offer Letter, dated March 30, 2018, between FLEETCOR Technologies, Inc. and David Krantz (incorporated by reference to exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.49
Offer Letter, dated August14, 2015, between FLEETCOR Technologies, Inc. and Kurt Adams (incorporated by reference to exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.50
Fifth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated February 8, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.51
Sixth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated April 22, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.52
Sixth Amendment to Credit Agreement, dated as of August 2, 2019, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2019)

10.53
Seventh Amendment to Credit Agreement, dated as of November 14, 2019, among FLEETCOR Technologies
Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner

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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 2, 2020.

FLEETCOR Technologies, Inc.

By:	/S/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 2, 2020.

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