Form 10-Q
period 2020-03-31
FLEETCOR TECHNOLOGIES INC
filed 2020-05-11
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35004
 __________________________________________________________
FLEETCOR Technologies, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware			72-1074903
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3280 Peachtree Road	Atlanta	Georgia	30305
(Address of principal executive offices)			(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
Common Stock, $0.001 par value	83,802,236

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLT	NYSE

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Months Ended March 31, 2020

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,070,681	$1,271,494
Restricted cash	481,555	403,743
Accounts and other receivables (less allowance for credit losses of $74,828 at March 31, 2020 and $70,890 at December 31, 2019)	1,338,056	1,568,961
Securitized accounts receivable—restricted for securitization investors	819,000	970,973
Prepaid expenses and other current assets	419,720	403,400
Total current assets	4,129,012	4,618,571
Property and equipment, net	183,229	199,825
Goodwill	4,583,881	4,833,047
Other intangibles, net	2,169,742	2,341,882
Investments	28,068	30,440
Other assets	216,218	224,776
Total assets	$11,310,150	$12,248,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,058,713	$1,249,586
Accrued expenses	250,232	275,511
Customer deposits	906,065	1,007,631
Securitization facility	819,000	970,973
Current portion of notes payable and lines of credit	1,094,470	775,865
Other current liabilities	331,596	183,502
Total current liabilities	4,460,076	4,463,068
Notes payable and other obligations, less current portion	3,246,241	3,289,947
Deferred income taxes	486,551	519,980
Other noncurrent liabilities	321,053	263,930
Total noncurrent liabilities	4,053,845	4,073,857
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 125,244,634 shares issued and 83,770,697 shares outstanding at March 31, 2020; and 124,626,786 shares issued and 85,342,156 shares outstanding at December 31, 2019	125	124
Additional paid-in capital	2,657,169	2,494,721
Retained earnings	4,859,789	4,712,729
Accumulated other comprehensive loss	(1,592,124)	(972,465)
Less treasury stock, 41,473,937 shares at March 31, 2020 and 39,284,630 shares at December 31, 2019	(3,128,730)	(2,523,493)
Total stockholders’ equity	2,796,229	3,711,616
Total liabilities and stockholders’ equity	$11,310,150	$12,248,541

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Revenues, net	$661,093	$621,825
Expenses:
Processing	233,703	129,114
Selling	55,859	49,261
General and administrative	106,110	92,784
Depreciation and amortization	64,476	67,445
Other operating, net	(38)	(955)
Operating income	200,983	284,176
Investment loss	2,371	15,660
Other (income) expense, net	(9,366)	220
Interest expense, net	35,679	39,055
Total other expense	28,684	54,935
Income before income taxes	172,299	229,241
Provision for income taxes	25,239	57,134
Net income	$147,060	$172,107
Basic earnings per share	$1.73	$2.00
Diluted earnings per share	$1.67	$1.93
Weighted average shares outstanding:
Basic shares	84,902	85,941
Diluted shares	88,205	89,244

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$147,060	$172,107
Other comprehensive loss:
Foreign currency translation (losses) gains, net of tax	(575,118)	373
Net change in derivative contracts, net of tax	(44,541)	(20,707)
Total other comprehensive loss	(619,659)	(20,334)
Total comprehensive (loss) income	$(472,599)	$151,773
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616
Net income	—	—	147,060	—	—	147,060
Other comprehensive loss, net of tax of $0	—	—	—	(619,659)	—	(619,659)
Acquisition of common stock	—	75,000	—	—	(605,237)	(530,237)
Share-based compensation expense	—	14,175	—	—	—	14,175
Issuance of common stock	1	73,273	—	—	—	73,274
Balance at March 31, 2020	$125	$2,657,169	$4,859,789	$(1,592,124)	$(3,128,730)	$2,796,229

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
Net income	—	—	172,107	—	—	172,107
Other comprehensive loss, net of tax	—	—	—	(20,334)	—	(20,334)
Acquisition of common stock	—	33,000	—	—	(36,322)	(3,322)
Share-based compensation expense	—	12,541	—	—	—	12,541
Issuance of common stock	—	29,795	—	—	—	29,795
Balance at March 31, 2019	$123	$2,382,179	$3,989,763	$(934,192)	$(1,906,906)	$3,530,967

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$147,060	$172,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,788	15,132
Stock-based compensation	14,175	12,541
Provision for losses on accounts receivable	117,746	22,164
Amortization of deferred financing costs and discounts	1,354	1,205
Amortization of intangible assets and premium on receivables	48,688	52,313
Deferred income taxes	(7,322)	(2,696)
Investment loss	2,371	15,660
Other non-cash operating income	(38)	(1,574)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	156,052	(302,395)
Prepaid expenses and other current assets	(45,149)	644
Other assets	(3,046)	(14,517)
Accounts payable, accrued expenses and customer deposits	(27,646)	326,910
Net cash provided by operating activities	420,033	297,494
Investing activities
Acquisitions, net of cash acquired	(467)	—
Purchases of property and equipment	(18,257)	(14,506)
Net cash used in investing activities	(18,724)	(14,506)
Financing activities
Proceeds from issuance of common stock	73,274	29,795
Repurchase of common stock	(530,237)	(3,322)
(Payments) borrowings on securitization facility, net	(151,973)	56,000
Deferred financing costs paid and debt discount	—	(284)
Principal payments on notes payable	(51,722)	(32,438)
Borrowings from revolver	573,500	—
Payments on revolver	(204,460)	(353,638)
(Payments) borrowings on swing line of credit, net	(22,741)	31,032
Other	(92)	(63)
Net cash used in financing activities	(314,451)	(272,918)
Effect of foreign currency exchange rates on cash	(209,859)	(2,392)
Net (decrease) increase in cash and cash equivalents and restricted cash	(123,001)	7,678
Cash and cash equivalents and restricted cash, beginning of period	1,675,237	1,364,893
Cash and cash equivalents and restricted cash, end of period	$1,552,236	$1,372,571
Supplemental cash flow information
Cash paid for interest	$40,394	$46,904
Cash paid for income taxes	$32,939	$17,894

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2020
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries are included in net income.
The Company recognized the following foreign exchange gains/losses on long-term intra-entity transactions, net of tax, and foreign exchange gains/losses within the Unaudited Consolidated Statements of Comprehensive (Loss) Income as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Long-term intra-entity (loss)	$(164.1)	$(77.0)
Foreign exchange gain	2.0	0.03
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
The Company recognizes all cross currency payments derivatives in "prepaid expenses and other current assets" and "other current liabilities" in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to footnote 14.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.
Financial Instruments-Credit Losses
The Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", on January 1, 2020, under which the Current Expected Credit Loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging or loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forecast economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors.
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards and e-cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 80% of total consolidated revenues, net, for the three months ended March 31, 2020. The Company accounts for remaining revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company also writes foreign currency forward and options contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivatives accounting (ASC 815, "Derivatives").

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three months ended March 31 was as follows:

Revenues, net by Product*[1]	Three Months Ended March 31,
	2020	%	2019	%
Fuel	$292	43%	$283	47%
Corporate Payments[1]	120	18%	96	15%
Tolls	83	13%	89	14%
Lodging	57	9%	42	7%
Gift	42	6%	48	8%
Other[1]	67	10%	63	10%
Consolidated revenues, net	$661	100%	$622	100%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its corporate payments business, resulting in reclassification of payroll paycard revenue from corporate payments to other.

*Columns may not calculate due to rounding.

Revenue by geography (in millions) for the three months ended March 31 was as follows:

Revenues, net by Geography*	Three Months Ended March 31,
	2020	%	2019	%
United States	$398	60%	$371	60%
Brazil	99	15%	106	17%
United Kingdom	74	11%	68	11%
Other	91	14%	77	12%
Consolidated revenues, net	661	100%	622	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $64.9 million and $71.8 million as of March 31, 2020 and December 31, 2019, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized in the three months ended March 31, 2020 that was included in the deferred revenue contract liability as of December 31, 2019 was approximately $18.0 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its Cambridge business. Timing in the receipt of cash from the customer results in intermediary balances in the receivable from the customer and the payment to the customer's counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's exposure with these customer's counterparties, with the receivables from the customer. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at March 31, 2020 and December 31, 2019, (in millions).

	March 31, 2020			December 31, 2019
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$911.6	$(867.0)	$44.6	$1,139.1	$(1,084.6)	$54.5
Liabilities
Accounts Payable	$912.2	$(867.0)	$45.2	$1,140.4	$(1,084.6)	$55.8

Adoption of New Accounting Standards
Cloud Computing Arrangements
On August 29, 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", that provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows.
Fair Value Measurement
On August 28, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The guidance on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other guidance should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows.
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The Company has made updates to it policies and internal controls over financial reporting as a result of the adoption. See revisions to Company's policy above.
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date will be the same as the effective date in ASU 2016-13. For entities that have adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The Company has made updates to it policies and internal controls over financial reporting as a result of the adoption.

Pending Adoption of Recently Issued Accounting Standard
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
2. Leases
The Company primarily leases office space, data centers, vehicles, and equipment. Some of our leases contain variable lease payments, typically payments based on an index. The Company’s leases have remaining lease terms of one year to thirty years, some of which include options to extend from one to five years or more. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not reasonably certain to exercise and are not included in Right-of-Use (ROU) assets and lease liabilities. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability as of the modification date.
Other assets include ROU assets, other current liabilities include short-term operating lease liabilities, and other non-current liabilities include long term lease liabilities at March 31, 2020 and 2019 as follows (in million):

	March 31, 2020	December 31, 2019
ROU Assets	$82.1	$84.3
Short term lease liabilities	16.3	16.9
Long term lease liabilities	80.3	81.7

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

Total lease costs for the three months ended March 31 2020 and 2019 were $5.5 million and $4.4 million, respectively.
The supplementary cash and non-cash disclosures for the three months ended March 31 are as follows (in thousands):

	March 31,
	2020	2019
Cash paid for operating lease liabilities	$5,130	$4,607
Right-of-use assets obtained in exchange for new operating lease obligations [1]	$1,494	$69,744
Weighted-average remaining lease term (years)	7.6	7.5
Weighted-average discount rate	4.33%	3.73%
[1] Includes $55.9 million for operating leases existing on January 1, 2019
Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

2020	$19,754
2021	17,048
2022	14,899
2023	13,927
2024	13,588
Thereafter	37,246
Total lease payments	116,462
Less imputed interest	(19,862)
Present value of lease liabilities	$96,600

3. Accounts Receivable
The Company's accounts receivable and securitized accounts receivable include the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Gross domestic accounts receivable	$694,485	$734,410
Gross domestic securitized accounts receivable	819,000	970,973
Gross foreign receivables	718,399	905,441
Total gross receivables	2,231,884	2,610,824
Less allowance for credit losses	(74,828)	(70,890)
Net accounts and securitized accounts receivable	$2,157,056	$2,539,934

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
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our foreign currency trading business during the three months ended March 31, 2020. The Company's estimated expected credit losses as of March 31, 2020, included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31 is as follows (in thousands):

	2020	2019
Allowance for credit losses beginning of period	$70,890	$59,963
Provision for credit losses	117,746	22,164
Write-offs	(113,808)	(15,933)
Allowance for credit losses end of period	$74,828	$66,194

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
As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

•Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.
•Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis at March 31, 2020 and December 31, 2019, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Repurchase agreements	$334,565	$—	$334,565	$—
Money market	56,056	—	56,056	—
Certificates of deposit	12,126	—	12,126	—
Trading securities	20,583	20,583	—	—
Foreign exchange contracts	136,343	—	136,343	—
Total assets	$559,673	$20,583	$539,090	$—
Cash collateral for foreign exchange derivative contracts	$40,212	$—	$—	$—
Liabilities:
Interest rate swaps	$115,355	$—	$115,355
Foreign exchange derivative contracts	218,170	—	218,170	—
Total liabilities	$333,525	$—	$333,525	$—
Cash collateral obligation for foreign exchange contracts	$130,166	$—	$—	$—

December 31, 2019
Assets:
Repurchase agreements	$833,658	$—	$833,658	$—
Money market	54,978	—	54,978	—
Certificates of deposit	27,022	—	27,022	—
Trading Securities	22,955	22,955	—	—
Foreign exchange derivative contracts	72,076	—	72,076	—
Total assets	$1,010,689	$22,955	$987,734	$—
Cash collateral for foreign exchange derivative contracts	$6,086	$—	$—	$—
Liabilities:
Interest rate swaps	$56,418	$—	$56,418	$—
Foreign exchange contracts	60,909	—	60,909	—
Total liabilities	$117,327	$—	$117,327	$—
Cash collateral obligation for foreign exchange contracts	$25,618	$—	$—	$—

The Company utilizes Level 1 fair value for financial assets designated as trading securities for which there are quoted market prices. Net unrealized losses on equity securities held during the period ended March 31, 2020 totaled $13.6 million. No securities were sold during the period.

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

The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Unaudited Consolidated Balance Sheet at March 31, 2020. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Unaudited Consolidated Balance Sheet at March 31, 2020.

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for March 31, 2020 and 2019.
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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values is $7.4 million at March 31, 2020.
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
5. Stockholders' Equity

The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program")
authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our
Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program, 13,308,964 shares have been repurchased for an aggregate purchase price of $2.8 billion, leaving the Company up to $326.3 million available under the Program for future repurchases in shares of its common stock.
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

On December 18, 2019, the Company entered an accelerated stock repurchase agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed on February 20, 2020, at which time the Company received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $306.81.

The Company accounted for the 2019 ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.

6. Stock-Based Compensation
The Company has Stock Incentive Plans (the "Plans") pursuant to which the Company’s Board of Directors may grant stock options or restricted stock to employees.
The table below summarizes the expense related to share-based payments recognized in the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$7,020	$10,165
Restricted stock	7,155	2,376
Stock-based compensation	$14,175	$12,541
The tax benefits recorded on stock based compensation were $17.1 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2020 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$41,338	1.92
Restricted stock	29,070	2.08
Total	$70,408

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

The following summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2020 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,263	$124.38	5,137	$109.03		$1,022,860
Granted	243	204.30			$48.65
Exercised	(539)	133.20				28,748
Forfeited	(53)	149.00
Outstanding at March 31, 2020	5,914	$126.68	4,620	$107.04		$354,020
Expected to vest as of March 31, 2020	1,294	$196.76
The aggregate intrinsic value of stock options exercisable at March 31, 2020 was $367.2 million. The weighted average remaining contractual term of options exercisable at March 31, 2020 was 4.5 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019
Risk-free interest rate	0.41%	2.49%
Dividend yield	—	—
Expected volatility	30.29%	26.64%
Expected life (in years)	3.8	4.0
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
market based vesting conditions during the first quarter of 2020.

2019
Risk-free interest rate	1.48%
Dividend yield	—
Expected volatility	25.40%
Expected life (in years)	2.36

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2020 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	243	$246.34
Granted	71	213.90
Vested	(79)	201.09
Canceled or forfeited	(4)	251.62
Outstanding at March 31, 2020	231	$249.52

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

The following table summarizes the acquisition accounting for NvoicePay (in thousands):

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

The following table summarizes the preliminary acquisition accounting for the r2c, SOLE and Travelliance acquisitions (in thousands):

Trade and other receivables	$93,294
Prepaid expenses and other current assets	1,833
Property, plant and equipment	922
Other long term assets	4,593
Goodwill	120,569
Intangibles	82,926
Liabilities	(83,130)
Deferred tax liabilities	(11,647)
Aggregate purchase price	$209,360

The accounting for these acquisitions is preliminary subject to working capital adjustments.

8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2019	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2020
Segment
North America	$3,369,173	$1,161	$(20,377)	$3,349,957
Brazil	756,975	—	(171,360)	585,615
International	706,899	—	(58,590)	648,309
	$4,833,047	$1,161	$(250,327)	$4,583,881

As of March 31, 2020 and December 31, 2019, other intangible assets consisted of the following (in thousands):

		March 31, 2020			December 31, 2019
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.2	$2,611,705	$(987,209)	$1,624,496	$2,698,327	$(943,537)	$1,754,790
Trade names and trademarks—indefinite lived	N/A	469,786	—	469,786	496,306	—	496,306
Trade names and trademarks—other	13.2	5,267	(2,947)	2,320	5,384	(2,877)	2,507
Software	5.9	234,292	(183,241)	51,051	242,783	(180,839)	61,944
Non-compete agreements	4.0	62,719	(40,630)	22,089	65,560	(39,225)	26,335
Total other intangibles		$3,383,769	$(1,214,027)	$2,169,742	$3,508,360	$(1,166,478)	$2,341,882
Changes in foreign exchange rates resulted in a $124.6 million decrease to the carrying values of other intangible assets in the three months ended March 31, 2020. Amortization expense related to intangible assets for the three months ended March 31, 2020 and 2019 was $47.6 million and $51.2 million, respectively.

9. Debt
The Company’s debt instruments consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2020	December 31, 2019
Term Loan A note payable (a), net of discounts	$3,041,115	$3,080,789
Term Loan B note payable (a), net of discounts	339,698	340,481
Revolving line of credit A Facility(a)	545,000	325,000
Revolving line of credit B Facility(a)	326,858	225,477
Revolving line of credit C Facility(a)	35,000	—
Revolving line of credit B Facility - foreign swing line (a)	25,696	52,038
Other debt(c)	27,344	42,027
Total notes payable and other obligations	4,340,711	4,065,812
Securitization Facility(b)	819,000	970,973
Total notes payable, credit agreements and Securitization Facility	$5,159,711	$5,036,785
Current portion	$1,913,470	$1,746,838
Long-term portion	3,246,241	3,289,947
Total notes payable, credit agreements and Securitization Facility	$5,159,711	$5,036,785
 ______________________
(a)The Company has a Credit Agreement that provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of March 31, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On August 2, 2019, the Company entered into the sixth amendment to the Credit Agreement, which included an incremental term loan A in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness. The maturity date for the term loan A and revolving credit facilities is December 19, 2023. On November 14, 2019 the Company entered into the seventh amendment to the Credit Agreement, to lower the margin for term loan B from 2.00% to 1.75%. The maturity date for the term loan B is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility.
At March 31, 2020, the interest rate on the term loan A was 2.49% and the interest rate on the term loan B was 2.74%. The unused credit facility fee was 0.30% for all revolving facilities at March 31, 2020.
(b)The Company is party to a $1.2 billion Securitization Facility that was amended on February 8, 2019 and April 22, 2019. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of March 31, 2020 and December 31, 2019. The program fee was 1.65% plus 0.88% as of March 31, 2020 and 1.80% plus 0.88% as of December 31, 2019. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2020 and December 31, 2019. We have unamortized debt issuance costs of $0.5 million and $0.7 million related to the Securitization Facility as of March 31, 2020 and December 31, 2019, respectively, recorded within other assets in the unaudited consolidated balance sheet.

(c)Other debt includes the long-term portion of deferred payments associated with business acquisitions and deferred revenue.
The Company was in compliance with all financial and non-financial covenants at March 31, 2020. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Footnote 14 for further details.

10. Income Taxes
The Company's tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of the annual effective tax rate, and if our estimated tax rate changes, makes a cumulative adjustment. The Company's quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant variation due to several factors, including variability in accurately predicting the pre-tax and taxable income and loss and the mix of jurisdictions to which they relate. Additionally, the Company's effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2019 and 2018 to income before income taxes for the three months ended March 31, 2020 and 2019 due to the following (in thousands):

	2020		2019
Computed “expected” tax expense	$36,182	21.0%	$48,141	21.0%
Changes resulting from:
Foreign income tax differential	(8,112)	(4.7)%	(4,692)	(2.0)%
Excess tax benefit related to stock-based compensation	(17,098)	(9.9)%	(6,385)	(2.8)%
State taxes net of federal benefits	774	0.4%	3,550	1.5%
Foreign-sourced nontaxable income	14	—%	(56)	—%
Foreign withholding	4,585	2.7%	5,275	2.3%
GILTI, net of foreign tax credits	2,426	1.4%	2,433	1.1%
Change in valuation allowance and remeasurement of related deferred tax asset	7,651	4.4%	3,289	1.4%
Other	(1,183)	(0.7)%	5,579	2.4%
Provision for income taxes	$25,239	14.6%	$57,134	24.9%

11. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31, 2020, and 2019 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$147,060	$172,107
Denominator for basic earnings per share	84,902	85,941
Dilutive securities	3,303	3,303
Denominator for diluted earnings per share	88,205	89,244
Basic earnings per share	$1.73	$2.00
Diluted earnings per share	$1.67	$1.93
Diluted earnings per share for the three months ended March 31, 2020 and 2019 excludes the effect of 0.1 million of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive, respectively. Diluted earnings per share also excludes the effect of 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended March 31, 2020 and 2019, respectively.

12. Segments

As previously described in our Annual Report on Form 10-K for the year ended December 31, 2019, the Company has historically managed and reported our operating results through two reportable segments, defined by geographic region: North America and International. In the first quarter of 2020, we evaluated the identification of our operating and reportable segments based upon changes in business models, management reporting, and how the Chief Operating Decision Maker (CODM) is currently allocating resources, assessing performance and reviewing financial information. We determined that this change caused the composition of our reportable segments to change and that Brazil represented a third operating and reportable segment, which was previously reported in the International segment. We now manage and report our operating results through three operating and reportable segments defined by geographic region: North America, Brazil and International, which aligns with how the CODM allocates resources, assesses performance and reviews financial information. This change in reporting segments did not impact our determination of reporting units. We are furnishing supplemental historical segment information, which conforms to the new reportable segment structure.

The Company’s segment results are as follows for the three month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues, net:
North America	$434,692	$396,899
Brazil	98,978	105,699
International	127,423	119,227
	$661,093	$621,825
Operating income:
North America	$85,740	$172,379
Brazil	39,442	42,154
International	75,801	69,643
	$200,983	$284,176
Depreciation and amortization:
North America	$37,976	$38,292
Brazil	14,589	16,794
International	11,911	12,359
	$64,476	$67,445
Capital expenditures:
North America	$11,264	$8,377
Brazil	3,331	4,154
International	3,662	1,975
	$18,257	$14,506

Fiscal Quarters Year Ended December 31, 2019 (in thousands)	First	Second	Third	Fourth
Revenues, net:
North America	$396,899	$417,941	$442,704	$451,002
Brazil	105,699	103,581	106,574	112,067
International	119,227	125,572	131,770	135,812
	$621,825	$647,094	$681,048	$698,881
Operating income:
North America	$172,379	$184,293	$205,558	$192,511
Brazil	42,154	42,261	42,469	48,545
International	69,643	70,763	81,114	79,740
	$284,176	$297,317	$329,141	$320,796
Depreciation and amortization:
North America	$38,292	$41,875	$39,309	$40,770
Brazil	16,794	16,296	16,224	15,622
International	12,359	12,737	11,814	12,118
	$67,445	$70,908	$67,347	$68,510
Capital expenditures:
North America	$8,377	$11,306	$10,340	$14,215
Brazil	4,154	3,823	4,296	6,057
International	1,975	2,341	2,070	6,218
	$14,506	$17,470	$16,706	$26,490

Fiscal Quarters Year Ended December 31, 2018 (in thousands)	First	Second	Third	Fourth
Revenues, net:
North America	$364,270	$370,949	$412,816	$423,432
Brazil	107,105	96,336	92,403	104,267
International	114,125	117,700	114,367	115,723
	$585,500	$584,985	$619,586	$643,422
Operating income:
North America	$154,798	$159,904	$178,262	$181,513
Brazil	43,436	36,896	36,976	41,414
International	61,853	67,983	65,852	61,811
	$260,087	$264,783	$281,090	$284,738
Depreciation and amortization:
North America	$38,675	$38,317	$39,049	$38,364
Brazil	18,833	16,643	15,147	16,544
International	13,994	13,650	13,071	12,322
	$71,502	$68,610	$67,267	$67,230
Capital expenditures:
North America	$8,411	$11,685	$12,604	$3,814
Brazil	4,372	3,897	5,357	8,430
International	2,431	3,818	3,737	12,831
	$15,214	$19,400	$21,698	$25,075

	Years Ended December 31,
	2019	2018
Long-lived assets (excluding goodwill and investments)[1]
North America	$1,860,708	$1,799,149
Brazil	487,464	541,891
International	418,311	400,703
	$2,766,483	$2,741,743

1 The Company applied the modified retrospective transition method when adopting ASC 842, therefore the Company's 2018 results were not restated to reflect ASC 842.
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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. On October 3, 2019, the parties executed a term sheet to settle the case for a payment of $50 million for the benefit of the class. The full settlement amount is covered by the Company’s insurance policies. On November 7, 2019, the lead plaintiff filed a motion for preliminary approval of the settlement. The Company disputes the allegations in the complaint and the settlement is without any admission of the allegations in the complaint. Final approval of the settlement was granted by the court on April 14, 2020.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR moved to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia (“State Derivative Action”), which was stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties. On the parties’ joint motion, the court has continued the stay of the State Derivative Action “pending further developments in the first-filed Federal Derivative Action.” The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
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
14. Derivative Financial Instruments and Hedging Activities
Foreign Currency Derivatives
The Company writes derivatives, primarily foreign currency forward contracts, option contracts, and swaps, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity. Derivative transactions include:
•Forward contracts, which are commitments to buy or sell at a future date a currency at a contract price and will be settled in cash.
•Option contracts, which gives the purchaser the right, but not the obligation, to buy or sell within a specified time a currency at a contracted price that may be settled in cash.
•Swap contracts, which are commitments to settlement in cash at a future date or dates, usually on an overnight basis.
The credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. Concentrations of credit and performance risk may exist with counterparties, as we are engaged in similar activities with similar economic characteristics related to fluctuations in foreign currency rates. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815.
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of March 31, 2020 and December 31, 2019 (in millions) is presented in the table below.

	Notional
	March 31, 2020	December 31, 2019
Foreign exchange contracts:
Swaps	$662.6	$599.5
Futures, forwards and spot	4,700.9	3,017.1
Written options	7,940.1	6,393.9
Purchased options	5,825.0	5,830.8
Total	$19,128.6	$15,841.3

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

The following table summarizes the fair value of foreign currency derivatives reported in the Unaudited Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020				December 31, 2019
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$253.0	$334.8	$136.3	$218.2	$114.9	$103.8	$72.1	$60.9
Cash collateral	40.2	130.2	40.2	130.2	6.1	25.6	6.1	25.6
Total net of cash collateral	$212.8	$204.6	$96.1	$88.0	$108.8	$78.2	$66.0	$35.3
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
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of March 31, 2020, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of March 31, 2020	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company will pay a fixed monthly rate and receive one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Unaudited Consolidated Balance Sheets, as of March 31, 2020 (in millions). See footnote 4 for additional information on the fair value of the Company’s swap contracts.

	As of March 31, 2020
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other liabilities	$115.4

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statement of Income and other comprehensive loss for the three months ended March 31, 2020 (in millions):

2020
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income on derivatives, net of tax of $14.4 million	$44.5
Amount of loss reclassified from accumulated other comprehensive income into interest expense	4.4

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $45.4 million at March 31, 2020.

15. Accumulated Other Comprehensive Loss (AOCI)
The changes in the components of AOCI for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities
Balance at January 1, 2020	$(929,713)	$(42,752)	$(972,465)
Other comprehensive income/(loss) before reclassifications	(575,118)	(63,351)	(638,469)
Amounts reclassified from AOCI	—	4,414	4,414
Tax effect	—	14,396	14,396
Other Comprehensive income/(loss)	$(575,118)	$(44,541)	$(619,659)
Balance at March 31, 2020	$(1,504,831)	$(87,293)	$(1,592,124)

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Unrealized Gains/Losses on Marketable Securities
Balance at January 1, 2019	$(913,858)	$0	$(913,858)
Other comprehensive income/(loss) before reclassifications	373	(27,761)	(27,388)
Amounts reclassified from AOCI	—	191	191
Tax effect	—	6,863	6,863
Other Comprehensive income/(loss)	$373	$(20,707)	$(20,334)
Balance at March 31, 2019	$(913,485)	$(20,707)	$(934,192)

16 Subsequent Events
On April 24, 2020, the Company entered into the eighth amendment to the Credit Agreement, which included a revolving D facility in the amount of $250 million. The revolver D maturity date is April 23, 2021. Additionally, on April 24, 2020, the Company decreased its Securitization Facility from $1.2 billion to $1.0 billion.

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
This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. The COVID-19 pandemic has impacted our business operations and results of operations for the first quarter of 2020 as described in more detail under “Results of Operations – First Quarter Ended March 31, 2020 Compared with First Quarter Ended March 30, 2019” below, due to a significant reduction in the level of business activity across industries worldwide, which reduced the volume of payment services provided to our customers and revenue generated during the second half of the last month of the first quarter.
The evolving COVID-19 pandemic could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be negatively impacted by a multitude of factors including, but not limited to:
•changes in business confidence and spending habits, including negative trends in our customers’ purchasing patterns due to decreased levels of business activity, credit availability, high debt levels and financial distress;
•lower fuel prices;
•slowdowns in commercial trucking;
•strengthening dollar compared to other currencies around the world;
•reduction in the level of business travel;
•decreased productivity due to travel bans, work-from-home policies or shelter-in-place orders;
•slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis; and
•customers experiencing financial distress or declaring bankruptcy, including seeking extended payment terms, which would create incremental credit loss expense.
If the COVID-19 pandemic continues to impact the world economy and our customers, in particular, by restricting day-to-day operations and depressing operating volumes, our revenues throughout the year will ultimately be adversely impacted. The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to the impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.
We have been taking steps to mitigate the potential risks related to the circumstances and impacts of COVID-19. We are focused on addressing these recent challenges with preemptive actions designed to protect our employees, provide uninterrupted service to our customers, and meet our near term liquidity needs. Such actions include, but are not limited to:
•Safety: ensuring the safety of our 8,000 employees worldwide by transitioning the vast majority of our employees to work from home;
•Business Continuity: ensuring that our systems and payment products continue to operate efficiently for our customers;
•Liquidity: consolidating cash to the United States from around the world and increasing our credit line under our existing credit facilities;
•Expenses: slowing discretionary sales and technology spending, furloughing contractors, and the executive team taking pay cuts; and

•Credit: tightening customer credit lines and payment terms, including closing inactive lines, reducing unused capacity, and reducing payment terms in selected distressed verticals.

These efforts may not be enough to offset anticipated impact of the COVID-19 pandemic. See “The extent to which the outbreak of the novel strain of the coronavirus (COVID-19) and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.” in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

General Business
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
As previously described in our Annual Report on Form 10-K for the year ended December 31, 2019, we have historically managed and reported our operating results through two reportable segments, defined by geographic region: North America and International. In the first quarter of 2020, we evaluated the identification of our operating and reportable segments based upon changes in business models, management reporting, and how the Chief Operating Decision Maker (CODM) is currently allocating resources, assessing performance and reviewing financial information. We determined that this change caused the composition of our reportable segments to change and that Brazil represented a third operating and reportable segment, which was previously reported in the International segment. We now manage and report our operating results through three operating and reportable segments defined by geographic region: North America, Brazil and International, which aligns with how the CODM allocates resources, assesses performance and reviews financial information.
FLEETCOR solutions are comprised of payment products, networks and associated services. Our payment products generally function like a charge card, prepaid card, one-time use virtual card and electronic RFID (radio-frequency identification,), etc. While the actual payment mechanisms vary from category to category, they are structured to afford controland reporting to the end customer. We group our payment solutions into five primary categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, we provide other complementary payment products including fleet maintenance, employee benefits and long haul transportation-related services. Our payment solutions are used in more than 100 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 87% of the our revenue in 2019.
We use both proprietary and third-party networks to deliver our payment solutions. FLEETCOR owns and operates proprietary networks with well-established brands throughout the world, bringing incremental sales and loyalty to affiliated merchants. Third-party networks are used to broaden payment product acceptance and use.
FLEETCOR markets its products directly through multiple sales channels, including field sales, telesales and digital marketing, and indirectly through our partners, which include major oil companies, leasing companies, petroleum marketers, value-added resellers (VARs) and referral partners.
Executive Overview
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment products. In this report, we refer to this net revenue as "revenue". See “Results of Operations” for additional segment information.
Revenues, net, by Segment. The presentation of segment information has been recast for prior quarters o align with segment presentation for the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, our North America, Brazil and International segments generated the following revenue (in millions).

	Three Months Ended March 31,
	2020		2019
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
North America	$434.7	65.8%	$396.9	63.8%
Brazil	99.0	15.0%	105.7	17.0%
International	127.4	19.3%	119.2	19.2%
	$661.1	100.0%	$621.8	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2020	2019
Revenues, net	$661.1	$621.8
Net income	$147.1	$172.1
Net income per diluted share	$1.67	$1.93

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2020	2019
Adjusted net income	$264.5	$238.4
Adjusted net income per diluted share	$3.00	$2.67
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 100 countries around the world, although we operate primarily in 3 geographies, with approximately 87% of our business in the U.S., Brazil and the U.K. Our products help our customers pay their suppliers and manage spend related to their employees more efficiently. We have a variety of products that help our customers achieve these goals, primarily in five product categories: fuel, corporate payments, toll, lodging and gift. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers (for tolls).
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
Corporate payments represents approximately 18% of our revenues. Our products help streamline business to business ("B2B") payments for vendors and employees, both domestically and internationally. Our corporate payments products include virtual card solutions for invoice payments, corporate card programs, a fully-outsourced accounts payable solution, as well as a cross-border payments product to facilitate customers making payments across differing currencies. In our corporate payments products, a primarily measure of volume is spend, the dollar amount of payments processed on behalf of customers through our various networks. In corporate payments, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction as interchange revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided.
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

Gift represents approximately 6% of our revenues. We provide fully integrated gift card product management and processing services via plastic and digital gift cards to our customers. We primarily earn revenue from the processing of gift card transactions sold by our customers to end users, as well as from the sale of the plastic cards. Our products may also charge fixed fees for ancillary services provided.
The remaining 10% of revenues represents other products, which include telematics, maintenance, food, a payroll card solution for employers to distribute wages, and transportation related offerings.
The following table presents revenue and revenue per key performance metric by product for the three months ended March 31, 2020 and 2019 (in millions).*

	As Reported				Pro Forma and Macro Adjusted[3]
	Three Months Ended March 31,				Three Months Ended March 31,
(Unaudited)	2020	2019	Change	% Change	2020	2019	Change	% Change
FUEL
'- Revenues, net	$292.1	$283.0	$9.1	3%	$280.6	$275.3	$5.3	2%
'- Transactions	118.4	121.2	(2.8)	(2)%	118.4	118.7	(0.3)	—%
'- Revenues, net per transaction	$2.47	$2.33	$0.13	6%	$2.37	$2.32	$0.05	2%
CORPORATE PAYMENTS
'- Revenues, net[1]	$119.9	$96.4	$23.6	24%	$120.9	$100.7	$20.2	20%
'- Spend volume	$17,917	$15,529	$2,388	15%	$17,917	$15,922	$1,996	13%
'- Revenue, net per spend $	0.67%	0.62%	0.05%	8%	0.67%	0.63%	0.04%	7%
TOLLS
'- Revenues, net	$83.0	$88.9	$(5.9)	(7)%	$97.4	$88.9	$8.5	10%
'- Tags (average monthly)	5.4	5.0	0.5	12%	5.4	5.0	0.5	10%
'- Revenues, net per tag	$15.28	$17.94	$(2.67)	(15)%	$17.94	$17.94	$—	—%
LODGING
'- Revenues, net	$57.0	$41.8	$15.2	36%	$57.0	$54.2	$2.8	5%
'- Room nights	5.9	4.0	1.9	48%	5.9	6.2	(0.3)	(5)%
'- Revenues, net per room night	$9.68	$10.48	$(0.80)	(8)%	$9.68	$8.76	$0.92	10%
GIFT
'- Revenues, net	$42.4	$48.4	$(6.0)	(12)%	$42.4	$48.4	$(6.0)	(13)%
'- Transactions	281.9	330.8	(48.9)	(15)%	281.9	330.8	(48.9)	(15)%
'- Revenues, net per transaction	$0.15	$0.15	$—	3%	$0.15	$0.15	$—	3%
OTHER[2]
'- Revenues, net[1]	$66.7	$63.4	$3.3	5%	$68.4	$68.7	$(0.3)	—%
'- Transactions[1]	12.0	12.4	(0.5)	(4)%	12.0	14.4	(2.4)	(17)%
'- Revenues, net per transaction	$5.58	$5.10	$0.48	9%	$5.72	$4.77	$0.95	20%
FLEETCOR CONSOLIDATED REVENUES
'- Revenues, net	$661.1	$621.8	$39.3	6%	$666.8	$636.2	$30.6	5%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its corporate payments business, resulting in reclassification of payroll paycard revenue from corporate payments to other.

[2] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[3] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP.

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
Sources of Expenses
We incur expenses in the following categories:
•Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, credit loss expense and cost of goods sold related to our hardware sales in certain businesses.
•Selling—Our selling expenses consist primarily of wages, benefits, sales commissions (other than merchant commissions) and related expenses for our sales, marketing and account management personnel and activities.
•General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation) for our executives, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.
•Depreciation and amortization—Our depreciation expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles and buildings and leasehold improvements related to office space. Our amortization expenses include amortization of intangible assets related to customer and vendor relationships, trade names and trademarks, software and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.
•Other operating expense, net—Our other operating, net includes other operating expenses and income items that do not relate to our core operations or that occur infrequently.
•Investment loss, net—Our investment results primarily relate to impairment charges related to our investments and unrealized gains and losses related to a minority investment in a marketable security.
•Other expense (income), net—Our other expense (income), net includes gains and losses from the sale of assets, foreign currency transaction gains or losses and other miscellaneous costs and revenue.
•Interest expense, net—Our interest expense, net includes interest expense on our outstanding debt, interest income on our cash balances and interest on our interest rate swaps.
•Provision for income taxes—Our provision for income taxes consists primarily of corporate income taxes related to profits resulting from the sale of our products and services on a global basis.
Factors and Trends Impacting our Business
We believe that the following factors and trends are important in understanding our financial performance:

•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally, including the ultimate impact of the COVID-19 pandemic. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in both our North America and International segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 60% of our revenue in both the three months ended March 31, 2020 and 2019, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in the three months ended March 31, 2020 and 2019, respectively.

•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. We believe approximately 8% and 5% of revenues, net were directly impacted by fuel-price spreads in both the three months ended March 31, 2020 and 2019, respectively.
•Acquisitions—Since 2002, we have completed over 80 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.
•Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk to changes in interest rates on our cash investments and debt. On January 22, 2019, the Company entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR.
•Expenses—Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.
•Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Acquisitions and Investments
During 2019, we completed acquisitions with an aggregate purchase price of approximately $416 million.
•On April 1, 2019, we completed the acquisition of NvoicePay, a provider of full accounts payable automation for business in the U.S. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired.
•On April 1, 2019, we completed the acquisition of r2c, a fleet maintenance, compliance and workshop management software provider in the U.K.
•On July 8, 2019, we completed the acquisition of SOLE Financial, a payroll card provider in the U.S.
•On October 1, 2019, we completed the acquisition of Travelliance, an airline lodging provider in the U.S. The aggregate purchase price of this acquisition was approximately $110 million, net of cash acquired.
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

Results of Operations
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
The following table sets forth selected consolidated statement of income and selected operational data for the three months ended March 31, 2020 and 2019 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2020	% of total revenue	Three Months Ended March 31, 2019	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$434.7	65.8%	$396.9	63.8%	$37.8	9.5%
Brazil	99.0	15.0%	105.7	17.0%	(6.7)	(6.4)%
International	127.4	19.3%	119.2	19.2%	8.2	6.9%
Total revenues, net	661.1	100.0%	621.8	100.0%	39.3	6.3%
Consolidated operating expenses:
Processing	233.7	35.4%	129.1	20.8%	104.6	81.0%
Selling	55.9	8.4%	49.3	7.9%	6.6	13.4%
General and administrative	106.1	16.1%	92.8	14.9%	13.3	14.4%
Depreciation and amortization	64.5	9.8%	67.4	10.8%	(3.0)	(4.4)%
Other operating, net	—	—%	(1.0)	(0.2)%	0.9	NM
Operating income	201.0	30.4%	284.2	45.7%	(83.2)	(29.3)%
Investment loss	2.4	0.4%	15.7	2.5%	(13.3)	(84.9)%
Other (income) expense, net	(9.4)	(1.4)%	0.2	—%	9.6	NM
Interest expense, net	35.7	5.4%	39.1	6.3%	(3.4)	(8.6)%
Provision for income taxes	25.2	3.8%	57.1	9.2%	(31.9)	(55.8)%
Net income	$147.1	22.2%	$172.1	27.7%	$(25.0)	(14.6)%
Operating income for segments:
North America	$85.7		$172.4		$(86.6)	(50.3)%
Brazil	39.4		42.2		(2.7)	(6.4)%
International	75.8		69.6		6.2	8.8%
Operating income	$201.0		$284.2		$(83.2)	(29.3)%
Operating margin for segments:
North America	19.7%		43.4%		(23.7)%
Brazil	39.8%		39.9%		—%
International	59.5%		58.4%		1.1%
Total	30.4%		45.7%		(15.3)%
NM = Not Meaningful
1Reflects reclassifications from previously disclosed amounts to conform to current presentation.
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Our consolidated revenues were $661.1 million in the three months ended March 31, 2020, an increase of $39.3 million or 6.3%, from $621.8 million in the three months ended March 31, 2019. The increase was primarily due to:
•Organic growth of approximately 5% on a constant fuel price, fuel spread margin, foreign currency and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.
•The impact of acquisitions completed in 2019 contributed approximately $22 million in additional revenue.
•Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for the three months ended March 31, 2020 over the comparable period in 2019 of approximately $6 million. Foreign exchange rates had an unfavorable impact on consolidated revenues in the three months ended March 31, 2020 over the comparable period in 2019 of approximately $21 million, primarily due to unfavorable changes in foreign exchange rates mostly in Brazil and the U.K, partially offset by favorable fuel spread margins of approximately $15 million. Fuel prices were relatively neutral in the three months ended March 31, 2020 over the comparable period in 2019.

North America segment revenues, net
North America revenues, net were $434.7 million in the three months ended March 31, 2020, an increase of $37.8 million or 9.5%, from $396.9 million in the three months ended March 31, 2019. The increase was primarily due to:
•Organic growth of approximately 3%, on a constant fuel price, fuel spread margin and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.
•The impact of our acquisitions during 2019 contributed approximately $21 million in additional revenue.
•Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in three months ended March 31, 2020 over the comparable period in 2019 of approximately $14 million, primarily due to favorable fuel spread margins of approximately $15 million, partially offset by the unfavorable impact of foreign exchange rates in Canada of approximately $1.0 million.

Brazil segment revenues, net
Brazil revenues, net were $99.0 million in the three months ended March 31, 2020, a decrease of $6.7 million or 6.4%, from $105.7 million in three months ended March 31, 2019. Brazil revenues were driven by:
•Organic growth of approximately 10% on a constant macroeconomic environment basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.
•Offsetting this growth was the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, we believe unfavorable foreign exchanges rates negatively impacted Brazil segment revenues for the three months ended March 31, 2020 over the comparable period in 2019, by approximately $17 million.

International segment revenues, net
International segment revenues, net were $127.4 million in the three months ended March 31, 2020, an increase of $8.2 million or 6.9%, from $119.2 million in the three months ended March 31, 2019. The increase was primarily due to:
•Organic growth of approximately 8% on a constant macroeconomic environment and pro forma basis, driven by increases in both volume and revenue per transaction in certain of our payment programs.
•The impact of an acquisition completed in 2019 contributed approximately $1 million in additional revenue.
•Although we cannot precisely measure the impact of the macroeconomic environment, we believe it had a negative impact on our International segment revenue for the three months ended March 31, 2020 over the comparable period in 2019 of approximately $2 million primarily due to unfavorable foreign exchange rates mostly in the U.K.
Revenues by geography and product category. Set forth below are further breakdowns of revenues, net by geography and product category for the three months ended March 31, 2020 and 2019 (in millions).

	Three Months Ended March 31,
Revenues, net by Geography*	2020		2019
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$398	60%	$371	60%
Brazil	99	15%	106	17%
United Kingdom	74	11%	68	11%
Other	91	14%	77	12%
Consolidated revenues, net	$661	100%	$622	100%
* Columns may not calculate due to rounding.

	Three Months Ended March 31,
Revenues, net by Product Category*[1]	2020		2019
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$292	43%	$283	47%
Corporate Payments	120	18%	96	15%
Tolls	83	13%	89	14%
Lodging	57	9%	42	7%
Gift	42	6%	48	8%
Other	67	10%	63	10%
Consolidated revenues, net	$661	100%	$622	100%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its corporate payments business, resulting in reclassification of payroll paycard revenue from corporate payments to other.

*Columns may not calculate due to rounding.
Consolidated operating expenses
Processing. Processing expenses were $233.7 million in the three months ended March 31, 2020, an increase of $104.6 million or 81.0%, from $129.1 million in the comparable prior period. Increases in processing expenses were primarily due to a write-off of a significant customer receivable in our foreign currency trading business of approximately $90 million, organic growth in the business, acquisitions completed in 2019 of approximately $9 million and an increase in credit loss expense of approximately $10 million associated with expected incurred additional credit losses due to the impact of COVID-19, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $6 million.
Selling. Selling expenses were $55.9 million in the three months ended March 31, 2020, an increase of $6.6 million or 13.4%, from $49.3 million in the comparable prior period. Increases in selling expenses are primarily due to expenses related to acquisitions completed in 2019 of approximately $3 million as well as additional spending in certain lines of business, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $2 million.
General and administrative. General and administrative expenses were $106.1 million in the three months ended March 31, 2020, an increase of $13.3 million or 14.4% from $92.8 million in the comparable prior period. Increases in general and administrative expenses were primarily due to acquisitions completed in 2019 of approximately $7 million, an increase in stock compensation expense of approximately $4 million and an increase in other professional fees of approximately $2 million. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $2 million.

Depreciation and amortization. Depreciation and amortization expenses were $64.5 million in the three months ended March 31, 2020, a decrease of $3.0 million or 4.4%, from $67.4 million. Decreases in depreciation and amortization expenses were primarily due to the favorable impact of fluctuations in foreign exchange rates of approximately $3 million and assets being fully amortized, partially offset by expenses related to acquisitions completed in 2019 of approximately $4 million.

Investment loss. Investment loss was $2.4 million in the three months ended March 31, 2020, a decrease of $13.3 million or 84.9%, from $16 million in the comparable prior period. The loss in 2020 was due to the fair value adjustment of our investment in trading securities. The loss in 2019 was due to a non-cash impairment charge of $16 million recorded to a cost method investment.

Other (income) expense. Other income, net was $9.4 million in the three months ended March 31, 2020, as compared to other expense, net of $0.2 million in the three months ended March 31, 2019. Other income, net includes a credit of approximately $7 million related to a purchase price settlement in our Cambridge acquisition, as well as other foreign exchange gains and losses in our international businesses.

Interest expense, net. Interest expense, net was $35.7 million in the three months ended March 31, 2020, a decrease of $3.4 million or 8.6%, from $39.1 million in the comparable prior period. The decrease in interest expense is primarily due to decreases in LIBOR, partially offset by the impact of additional borrowings to repurchase our common stock. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended March 31,
(Unaudited)	2020	2019
Term loan A	3.00%	4.00%
Term loan B	3.42%	4.50%
Revolver A, B & C USD Borrowings	2.92%	4.00%
Revolver B GBP Borrowings	2.00%	2.23%
Foreign swing line	1.88%	2.18%
The average unused facility fee for the Credit Facility was 0.26% and 0.30% in the three month periods ending March 31, 2020 and 2019, respectively.
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended March 31, 2020, as a result of these swap contracts, we incurred additional interest expense of $4.4 million or 0.88% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes in the three months ended March 31, 2020 was $25.2 million, a decrease of $31.9 million or 55.8%, as compared to $57.1 million in the three months ended March 31, 2019. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The decrease in the provision for taxes for the three month period ending March 31, 2020 over the comparable period in 2019 was primarily due to the decrease in pre-tax earnings.
Our effective tax rate for the three months ended March 31, 2020 was 14.6% compared to 24.9% for three months ended March 31, 2019. Excluding the impact of the significant customer loss in the first quarter of 2020 and the impairment charge in the first quarter of 2019, our effective tax rate was 18.9% for the first quarter of 2020 compared to 23.3% in the first quarter of 2019. The decrease in the tax rate was primarily due to additional compensation expense booked for tax purposes on employee stock option exercises in the three months ending March 31, 2020 over the comparable period in 2019.
We pay taxes in different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income decreased to $147.1 million in the three months ended March 31, 2020, a decrease of $25.0 million or 14.6%, from $172.1 million in the three months ended March 31, 2019.
Operating income and operating margin
Consolidated operating income. Operating income was $201.0 million in the three months ended March 31, 2020, a decrease of $83.2 million or 29.3%, from $284.2 million in the comparable prior period. Our operating margin was 30.4% and 45.7% for the three months ended March 31, 2020 and 2019, respectively. These decreases were driven primarily by the write-off of a significant customer receivable in our foreign currency trading business of approximately $90 million and unfavorable movements in the foreign exchange rates of approximately $9 million, partially offset by organic growth, acquisitions completed in 2019 and the favorable impact of fuel price spreads of approximately $15 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenues, net. Segment operating margin is calculated by dividing segment operating income by segment revenues,net.

North America segment operating income. North America operating income was $85.7 million in the three months ended March 31, 2020, a decrease of $86.6 million or 50.3%, from $172.4 million in the comparable prior period. North America operating margin was 19.7% and 43.4% for the three months ended March 31, 2020 and 2019, respectively. These decreases were due primarily to the write-off of a significant customer receivable in our foreign currency trading business of approximately $90 million, partially offset by organic growth and acquisitions completed in 2019 as well as favorable fuel spread margins of approximately $15 million.

Brazil segment operating income. International operating income was $39.4 million in the three months ended March 31, 2020, a decrease of $2.7 million or 6.4%, from $42.2 million in the comparable prior period. International operating margin was 39.8% and 39.9% for the three months ended March 31, 2020 and 2019, respectively. These decreases were due primarily to the negative impact of the macroeconomic environment of approximately $7 million, driven primarily by unfavorable movements in foreign exchange rates, partially offset by organic growth.

International segment operating income. International operating income was $75.8 million in the three months ended March 31, 2020, an increase of $6.2 million or 8.8%, from $69.6 million in the comparable prior period. International operating margin was 59.5% and 58.4% for the three months ended March 31, 2020 and 2019, respectively. These increases were due primarily to organic growth, partially offset by the negative impact of the macroeconomic environment of approximately $1 million.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. At March 31, 2020, our cash balances totaled $1,552.2 million, with approximately $481.6 million restricted. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
We have immaterial outside basis differences in our investments in foreign subsidiaries and have not recorded incremental income taxes for any additional outside basis differences, as these amounts continue to be indefinitely reinvested in foreign operations.
We believe that our current level of cash and borrowing capacity under our Credit and Securitization facilities, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
We utilize an accounts receivable Securitization Facility (defined below) to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility (defined below) as funds available for working capital purposes and acquisitions. At March 31, 2020, we had no additional liquidity under our Securitization Facility. At March 31, 2020, we had approximately $352 million available under our Credit Facility.
We cannot assure you that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. The following have impacted or may impact our liquidity:
•The negative impact of the COVID-19 global pandemic on our business as discussed above under “Impact of COVID-19 on Our Business”.
•In April 2020, we closed on an additional $250 million bridge loan. As of May 11, 2020, there are no amounts drawn on this bridge loan. We view this bridge loan as a precautionary measure to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities.
•For the quarter ended March 31, 2020, and prior to the expansion of COVID-19, we entered into transactions to repurchase approximately 2 million shares of our common stock at a total cost of $530.2 million. At March 31, 2020, the remaining repurchase authorization under our current share repurchase program was approximately $326.3 million. While we may repurchase additional shares of our common stock in the future, we do not intend to do so in the medium-term.
•We have never declared or paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future.
•While we intend to employ a disciplined and highly selective approach, we may pursue strategic business acquisitions in the future.
Cash flows
The following table summarizes our cash flows for the three month periods ended March 31, 2020 and 2019 (in millions).

	Three Months Ended March 31,
(Unaudited)	2020	2019
Net cash provided by operating activities	$420.0	$297.5
Net cash used in investing activities	(18.7)	(14.5)
Net cash used in financing activities	(314.5)	(272.9)
Operating activities. Net cash provided by operating activities was $420.0 million in the three months ended March 31, 2020, an increase from $297.5 million in the comparable prior period. The increase in operating cash flows was primarily due to favorable working capital adjustments primarily due to the timing of cash receipts and payments in the three months ended March 31, 2020 over the comparable period in 2019.
Investing activities. Net cash used in investing activities was $18.7 million in the three months ended March 31, 2020 compared to $14.5 million in the three months ended March 31, 2019. The increase was primarily due to the increase in cash paid for capital expenditures.
Financing activities. Net cash used in financing activities was $314.5 million in the three months ended March 31, 2020, compared to $272.9 million in the three months ended March 31, 2019. The increased use of cash is primarily due to an increase in repurchases of our common stock of $527 million and net change in our Securitization Facility of $208 million in the three months ended March 31, 2020 over the comparable period in 2019. These increases in cash usage were largely offset by increased net borrowings on our revolving debt.
Capital spending summary
Our capital expenditures were $18.3 million in the three months ended March 31, 2020, an increase of $3.8 million or 25.9%, from $14.5 million in the comparable prior period.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.86 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350.0 million as of March 31, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a proforma basis is less than 3.00 to 1.00. Proceeds from the credit Facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On August 2, 2019, we entered into the sixth amendment to the Credit Agreement, which included an incremental term A loan in the amount of $700 million and changes to the consolidated leverage ratio definition and negative covenant related to indebtedness. On November 14, 2019, we entered into the seventh amendment to the Credit Agreement, to lower the margin for term loan B from 2.00% to 1.75%. On April 24, 2020, we entered into the eighth amendment to the Credit Agreement, which included a revolving D facility in the amount of $250 million. The revolver D maturity date is April 23, 2021, the term loan A and revolver A, B and C maturity date is December 19, 2023, and the term loan B maturity date is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or at the Base Rate plus 0.75% for Base Rate Loans. In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility.
At March 31, 2020, the interest rate on the term loan A was 2.49%, and the interest rate on the term loan B was 2.74%. The unused credit facility fee was 0.30% for all revolving facilities at March 31, 2020.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of March 31, 2020, we were in compliance with each of the covenants under the Credit Facility.
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
At March 31, 2020, we had $3.0 billion in borrowings outstanding on the term loan A, net of discounts and $339.7 million in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $6.2 million related to the revolver as of March 31, 2020 recorded within other assets in the unaudited consolidated balance sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $7.3 million and $1.1 million at March 31, 2020, respectively.
During the three months ended March 31, 2020, we made principal payments of $41.2 million on the term loans, $204.5 million on the revolving facilities, and $29.9 million on the swing line revolving facility. In addition, we made principal payments on a notes payable related to an acquisition of $10.5 million.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $4.4 million of losses from accumulated other comprehensive income into interest expense during the three months ended March 31, 2020 as a result of these hedging instruments.
Securitization Facility
We are a party to a $1.2 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility, with the latest on April 22, 2019. The Securitization Facility expires on November 14, 2020 and contains customary financial covenants. On April 24, 2020, we decreased our Securitization Facility from $1.2 billion to $1.0 billion.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 1.65% plus 0.88% and 1.80% plus 0.88% as of March 31, 2020 and December 31, 2019, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2020 and December 31, 2019, respectively. We have unamortized debt issuance costs of $0.5 million and $0.7 million related to the Securitization Facility as of March 31, 2020 and December 31, 2019, respectively, recorded within other assets in the unaudited consolidated balance sheet.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2020.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program")
authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our
Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program, 13,308,964 shares have been repurchased for an aggregate purchase price of $2.8 billion, leaving the Company up to $326.3 million available under the Program for future repurchases in shares of its common stock.

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

On December 18, 2019, the Company entered an accelerated stock repurchase agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed on February 20, 2020, at which time the Company received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $306.81.

We accounted for the 2019 ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2020, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2019. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our summary of significant accounting policies in footnote 1 of our notes to the unaudited consolidated financial statements in this Quarterly Report Form 10-Q.
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

	Revenue		Key Performance Metric
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)	2020*	2019*	2020*	2019*
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$280.6	$275.3	118.4	118.7
Impact of acquisitions/dispositions/Uber	—	7.7	—	2.5
Impact of fuel prices/spread	15.4	—	—	—
Impact of foreign exchange rates	(3.9)	—	—	—
As reported	$292.1	$283.0	118.4	121.2
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$120.9	$100.7	17,917	15,922
Impact of acquisitions/dispositions	—	(4.3)	—	(392)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.0)	—	—	—
As reported	$119.9	$96.4	17,917	15,529
TOLLS - TAGS
Pro forma and macro adjusted	$97.4	$88.9	5.4	5.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(14.5)	—	—	—
As reported	$83.0	$88.9	5.4	5.0
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$57.0	$54.2	5.9	6.2
Impact of acquisitions/dispositions	—	(12.4)	—	(2.2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$57.0	$41.8	5.9	4.0
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$42.4	$48.4	281.9	330.8
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$42.4	$48.4	281.9	330.8
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$68.4	$68.7	12.0	14.4
Impact of acquisitions/dispositions	—	(5.3)	—	(2.0)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.7)	—	—	—
As reported	$66.7	$63.4	12.0	12.4

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$666.8	$636.2	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(14.4)
Impact of fuel prices/spread	15.4	—
Impact of foreign exchange rates	(21.1)	—
As reported	$661.1	$621.8

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, food, transportation and payroll card related businesses.
Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, (c) integration and deal related costs, and (d) other non-recurring items, including unusual losses occurring due largely to COVID-19, the impact of impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets and a business, loss on extinguishment of debt, legal settlements/litigation, and the unauthorized access impact.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.

We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired. Therefore, we have excluded amortization expense from adjusted net income. We also believe non-recurring expenses, gains, losses, and impairment charges do not necessarily reflect how our investments and business are performing. We have also excluded a write-off of a customer receivable due to their liquidation as a result of the impact of COVID-19 to their business. We believe that adjusted net income and adjusted net income per diluted share are appropriate supplemental measures of financial performance and may be useful to investors to understanding our operating performance on a consistent basis. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be used as such.
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2020	2019
Net income	$147,060	$172,107
Stock based compensation	14,175	12,541
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	50,042	53,518
Investment loss	2,371	15,660
Integration and deal related costs[2]	3,365	—
Legal settlements/litigation	(5,981)	—
Write-off of customer receivable	90,058	—
Total pre-tax adjustments	154,030	81,719
Income tax impact of pre-tax adjustments at the effective tax rate[1]	(36,595)	(15,411)
Adjusted net income	$264,495	$238,415
Adjusted net income per diluted share	$3.00	$2.67
Diluted shares	88,205	89,244

[1] Excludes the results of the Company's investment in 2019 on our effective tax rate, as results from Masternaut investment are reported within the consolidated statements of income on a post-tax basis and there is no tax-over-book outside basis difference.

[2] Beginning in the first quarter of 2020, the Company included integration and deal related costs in its definition to calculate adjusted net income and adjusted net income per diluted share. Prior period amounts were approximately $1.6 million, which we consider immaterial.

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on preliminary information, internal estimates and management assumptions, expectations and plans about future conditions, events and results. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as the impact of global, political, market, health and other conditions, including the impact of the coronavirus (COVID-19); regulatory measures or voluntary actions, including social distancing, shelter-in-place, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to combat the spread of the coronavirus (COVID-19); adverse outcomes with respect to current and future legal proceedings, including, without limitation, the FTC lawsuit, or actions of governmental or quasi-governmental bodies or standards or industry organizations with respect to our payment cards; delays or failures associated with implementation of, or adaption to, new technology; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or resulting from investigations; failure to maintain or renew key business relationships; failure to maintain competitive product offerings; failure to maintain or renew sources of financing; failure to complete, or delays in completing, anticipated new partnership and customer arrangements or acquisitions and to successfully integrate or otherwise achieve anticipated benefits from such partnership and customer arrangements or acquired businesses; failure to successfully expand business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom’s referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets; risks related to litigation; the impact of new tax regulations and the resolution of tax contingencies resulting in additional tax liabilities; as well as the other risks and uncertainties identified under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020 and this Quarterly Report. These factors could cause our actual results and experience to differ materially from any forward-looking statement. The forward-looking statements included in this presentation are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements as a result of new information, future events or developments, except as specifically stated or to the extent required by law. You may get FLEETCOR’s Securities and Exchange Commission (“SEC”) filings for free by visiting the SEC web site at www.sec.gov.
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
As of March 31, 2020, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholder Class Action and Derivative Lawsuits
On June 14, 2017, a shareholder filed a class action complaint in the United States District Court for the Northern District of Georgia against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between February 5, 2016 and May 2, 2017. On October 13, 2017, the shareholder filed an amended complaint asserting claims on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock between February 4, 2016 and May 3, 2017. The complaint alleges that the defendants made false or misleading statements regarding fee charges and the reasons for its earnings and growth in certain press releases and other public statements in violation of the federal securities laws. On July 17, 2019, the court granted plaintiff's motion for class certification. The complaint seeks unspecified monetary damages, costs, and attorneys’ fees. On October 3, 2019, the parties executed a term sheet to settle the case for a payment of $50 million for the benefit of the class. The full settlement amount is covered by the Company’s insurance policies. On November 7, 2019, the lead plaintiff filed a motion for preliminary approval of the settlement. The Company disputes the allegations in the complaint and the settlement is without any admission of the allegations in the complaint. Final approval of the settlement was granted by the court on April 14, 2020.
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR moved to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020. On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia (“State Derivative Action”), which was stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties. On the parties’ joint motion, the court has continued the stay of the State Derivative Action “pending further developments in the first-filed Federal Derivative Action.” The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement, or the closure of these matters without further action.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 1, 2020, which could materially affect our business, financial condition or future results. Other than as disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The extent to which the outbreak of the novel strain of the coronavirus (COVID-19) and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
The novel strain of the coronavirus (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and have negatively impacted the macroeconomic environment, significantly increasing economic uncertainty. The outbreak has resulted in regulatory and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer and business spending, they have adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
The spread of the coronavirus has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, including fuel prices, and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
There are no comparable recent events which may provide guidance as to the effect of the spread of the coronavirus and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our
Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program through March 31, 2020, 13,308,964 shares have been repurchased for an aggregate purchase price of $2.8 billion, leaving the Company up to $326.3 million available under the Program for future repurchases in shares of its common stock.
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
On December 18, 2019, the Company entered an accelerated stock repurchase agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed on February 20, 2020, at which time the Company received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $306.81.

The Company accounted for the 2019 ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.
The following table presents information as of March 31, 2020, with respect to purchase of common stock of the Company made during the three months ended March 31, 2020 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2020 through January 31, 2020	1,121	$310.98	11,120,778	$910,735
February 1, 2020 through February 29, 2020	480,712	$316.90	11,601,490	$758,395
March 1, 2020 through March 31, 2020	1,707,474	$253.06	13,308,964	$326,303

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 8-K, File No. 001-35004, filed with the SEC on January 29, 2018)

10.1*	Eighth Amendment to Credit Agreement, dated as of April 24,2020, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 11, 2020.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey