Form 10-Q
period 2020-06-30
FLEETCOR TECHNOLOGIES INC
filed 2020-08-10
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $0.001 par value	84,051,940

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Months Ended June 30, 2020

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$765,789	$1,271,494
Restricted cash	425,557	403,743
Accounts and other receivables (less allowance for credit losses of $88,364 at June 30, 2020 and $70,890 at December 31, 2019)	1,279,343	1,568,961
Securitized accounts receivable—restricted for securitization investors	654,000	970,973
Prepaid expenses and other current assets	339,380	403,400
Total current assets	3,464,069	4,618,571
Property and equipment, net	185,599	199,825
Goodwill	4,582,250	4,833,047
Other intangibles, net	2,121,304	2,341,882
Investments	61,773	30,440
Other assets	211,722	224,776
Total assets	$10,626,717	$12,248,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,096,303	$1,249,586
Accrued expenses	244,068	275,511
Customer deposits	887,601	1,007,631
Securitization facility	654,000	970,973
Current portion of notes payable and lines of credit	591,178	775,865
Other current liabilities	153,818	183,502
Total current liabilities	3,626,968	4,463,068
Notes payable and other obligations, less current portion	3,202,463	3,289,947
Deferred income taxes	501,231	519,980
Other noncurrent liabilities	329,621	263,930
Total noncurrent liabilities	4,033,315	4,073,857
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 125,650,513 shares issued and 84,049,888 shares outstanding at June 30, 2020; and 124,626,786 shares issued and 85,342,156 shares outstanding at December 31, 2019	126	124
Additional paid-in capital	2,690,966	2,494,721
Retained earnings	5,018,277	4,712,729
Accumulated other comprehensive loss	(1,581,975)	(972,465)
Less treasury stock, 41,600,625 shares at June 30, 2020 and 39,284,630 shares at December 31, 2019	(3,160,960)	(2,523,493)
Total stockholders’ equity	2,966,434	3,711,616
Total liabilities and stockholders’ equity	$10,626,717	$12,248,541

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$525,146	$647,094	$1,186,239	$1,268,919
Expenses:
Processing	121,290	120,458	354,993	249,572
Selling	42,374	51,856	98,233	101,117
General and administrative	86,739	106,784	192,849	199,568
Depreciation and amortization	62,162	70,908	126,638	138,353
Other operating, net	(230)	(229)	(268)	(1,184)
Operating income	212,811	297,317	413,794	581,493
Investment (gain) loss	(33,709)	—	(31,338)	15,660
Other expense (income), net	2,480	528	(6,886)	748
Interest expense, net	32,412	39,529	68,091	78,584
Total other expense	1,183	40,057	29,867	94,992
Income before income taxes	211,628	257,260	383,927	486,501
Provision for (benefit from) income taxes	53,140	(4,391)	78,379	52,743
Net income	$158,488	$261,651	$305,548	$433,758
Basic earnings per share	$1.89	$3.03	$3.62	$5.03
Diluted earnings per share	$1.83	$2.90	$3.50	$4.84
Weighted average shares outstanding:
Basic shares	83,895	86,360	84,399	86,159
Diluted shares	86,570	90,131	87,380	89,694

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$158,488	$261,651	$305,548	$433,758
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	8,257	31,662	(566,861)	32,035
Net change in derivative contracts, net of tax	1,892	(25,667)	(42,649)	(46,374)
Total other comprehensive income (loss)	10,149	5,995	(609,510)	(14,339)
Total comprehensive income (loss)	$168,637	$267,646	$(303,962)	$419,419
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616
Net income	—	—	147,060	—	—	147,060
Other comprehensive loss, net of tax	—	—	—	(619,659)	—	(619,659)
Acquisition of common stock	—	75,000	—	—	(605,237)	(530,237)
Share-based compensation expense	—	14,175	—	—	—	14,175
Issuance of common stock	1	73,273	—	—	—	73,274
Balance at March 31, 2020	125	2,657,169	4,859,789	(1,592,124)	(3,128,730)	2,796,229
Net income	—	—	158,488	—	—	158,488
Other comprehensive gain, net of tax	—	—	—	10,149	—	10,149
Acquisition of common stock	—	—	—	—	(32,230)	(32,230)
Share-based compensation	—	8,989	—	—	—	8,989
Issuance of common stock	1	24,808	—	—	—	24,809
Balance at June 30, 2020	$126	$2,690,966	$5,018,277	$(1,581,975)	$(3,160,960)	$2,966,434

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
Net income	—	—	172,107	—	—	172,107
Other comprehensive loss, net of tax	—	—	—	(20,334)	—	(20,334)
Acquisition of common stock	—	33,000	—	—	(36,322)	(3,322)
Share-based compensation expense	—	12,541	—	—	—	12,541
Issuance of common stock	—	29,795	—	—	—	29,795
Balance at March 31, 2019	123	2,382,179	3,989,763	(934,192)	(1,906,906)	3,530,967
Net income	—	—	261,651	—	—	261,651
Other comprehensive income, net of tax	—	—	—	5,995	—	5,995
Acquisition of common stock	—	—	—	—	(702)	(702)
Share-based compensation	—	18,306	—	—	—	18,306
Issuance of common stock	—	27,155	—	—	—	27,155
Balance at June 30, 2019	$123	$2,427,640	$4,251,414	$(928,197)	$(1,907,608)	$3,843,372

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$305,548	$433,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,607	30,640
Stock-based compensation	23,164	30,847
Provision for losses on accounts and other receivables	139,000	40,142
Amortization of deferred financing costs and discounts	2,886	2,428
Amortization of intangible assets and premium on receivables	95,031	107,713
Deferred income taxes	(8,730)	(64,883)
Investment (gain) loss	(31,338)	15,660
Other non-cash operating income	(268)	(1,579)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	359,685	(418,806)
Prepaid expenses and other current assets	46,216	8,154
Other assets	828	(17,286)
Accounts payable, accrued expenses and customer deposits	(161,461)	383,233
Net cash provided by operating activities	802,168	550,021
Investing activities
Acquisitions, net of cash acquired	(492)	(250,926)
Purchases of property and equipment	(36,870)	(31,975)
Net cash used in investing activities	(37,362)	(282,901)
Financing activities
Proceeds from issuance of common stock	92,977	56,950
Repurchase of common stock	(557,361)	(4,024)
(Payments) borrowings on securitization facility, net	(316,973)	88,000
Deferred financing costs paid and debt discount	(974)	(352)
Principal payments on notes payable	(92,910)	(64,875)
Borrowings from revolver	573,500	765,709
Payments on revolver	(726,644)	(1,027,468)
(Payments) borrowings on swing line of credit, net	(3,879)	34,639
Other	(169)	(125)
Net cash used in financing activities	(1,032,433)	(151,546)
Effect of foreign currency exchange rates on cash	(216,264)	8,159
Net (decrease) increase in cash and cash equivalents and restricted cash	(483,891)	123,733
Cash and cash equivalents and restricted cash, beginning of period	1,675,237	1,364,893
Cash and cash equivalents and restricted cash, end of period	$1,191,346	$1,488,626
Supplemental cash flow information
Cash paid for interest	$68,454	$90,559
Cash paid for income taxes	$56,790	$100,396

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2020
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Current Report on Form 10-Q, the terms “our,” “we,” “us,” and the “Company” refers to FLEETCOR Technologies, Inc. and its subsidiaries. The Company prepared the accompanying unaudited interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
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
The Company recognized the following foreign exchange gains/losses on long-term intra-entity transactions, net of tax, and foreign exchange gains/losses within the Unaudited Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Long-term intra-entity gain (loss)	$21.4	$43.7	185.5	(33.3)
Foreign exchange loss	(2.4)	(0.3)	(0.5)	(0.3)
Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates and to facilitate cross-currency corporate payments by writing derivatives to foreign currency payment customers.
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
In the Company's cross-border payments business, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The gain or loss on changes in the fair value of derivatives are recorded in revenues, net in the Unaudited Consolidated Statements of Income.
The Company recognizes all derivative assets, net in prepaid expense and other current assets and all derivative liabilities, net in other current liabilities, after netting at the customer level, as right of offset exists, in its Unaudited Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 13.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand.
Financial Instruments-Credit Losses
The Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", on January 1, 2020, under which the Current Expected Credit Loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forecast economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors.
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards and e-cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 80% of total consolidated revenues, net, for the three and six months ended June 30, 2020. The Company accounts for remaining revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company also writes foreign currency forward and options contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivatives accounting (ASC 815, "Derivatives").

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three and six months ended June 30 was as follows:

Revenues, net by Product*[1]	Three Months Ended June 30,				Six Months Ended June 30,
	2020	%	2019	%	2020	%	2019	%
Fuel	$250	47%	$295	46%	542	46%	578	46%
Corporate Payments	93	18%	112	17%	212	18%	209	16%
Tolls	65	12%	86	13%	148	12%	175	14%
Lodging	41	8%	50	8%	98	8%	92	7%
Gift	27	5%	36	6%	69	6%	84	7%
Other	51	10%	68	10%	118	10%	131	10%
Consolidated revenues, net	$525	100%	$647	100%	1,186	100%	1,269	100%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its Corporate Payments business, resulting in reclassification of payroll paycard revenue from Corporate Payments to Other.

*Columns may not calculate due to rounding.

Revenue by geography (in millions) for the three and six months ended June 30 was as follows:

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2020	%	2019	%	2020	%	2019	%
United States	$335	64%	$389	60%	733	62%	760	60%
Brazil	75	14%	104	16%	174	15%	209	16%
United Kingdom	49	9%	70	11%	123	10%	137	11%
Other	66	13%	85	13%	157	13%	163	13%
Consolidated revenues, net	525	100%	647	100%	1,186	100%	1,269	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $56.8 million and $71.8 million as of June 30, 2020 and December 31, 2019, respectively. We expect to recognize substantially all of these amounts in revenues within approximately 12 months.  Revenue recognized in the six months ended June 30, 2020 that was included in the deferred revenue contract liability as of December 31, 2019 was approximately $27.5 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its Cambridge business. Timing in the receipt of cash from customers results in intermediary balances in the receivable from the customers and the payment to the customers' counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's exposure with these customers' counterparties, with the receivables from the customers. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2020 and December 31, 2019, (in millions).

	June 30, 2020			December 31, 2019
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$1,629.9	$(1,601.9)	$28.0	$1,139.1	$(1,084.6)	$54.5
Liabilities
Accounts Payable	$1,641.0	$(1,601.9)	$39.1	$1,140.4	$(1,084.6)	$55.8

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
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The Company has made updates to its policies and internal controls over financial reporting as a result of the adoption.
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date will be the same as the effective date in ASU 2016-13. For entities that have adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The Company has made updates to its policies and internal controls over financial reporting as a result of the adoption.

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

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the effect of ASU 2020-04 on its consolidated financial statements.
2. Accounts and Other Receivables
The Company's accounts and other receivables and securitized accounts receivable include the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Gross domestic accounts receivable	$703,590	$734,410
Gross domestic securitized accounts receivable	654,000	970,973
Gross foreign receivables	664,117	905,441
Total gross receivables	2,021,707	2,610,824
Less allowance for credit losses	(88,364)	(70,890)
Net accounts and other receivables and securitized accounts receivable	$1,933,343	$2,539,934
The Company maintains a $1.0 billion revolving trade accounts receivable securitization facility (the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility relate to our U.S. trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding") a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, up to $1.0 billion of undivided ownership interests in this pool of accounts receivable to a banks and multi-seller, asset-backed commercial paper conduit ("Conduit"). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the banks and Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
The Company utilizes proceeds from the transferred assets as an alternative to other forms of financing to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the securitized accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.
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

The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our foreign currency trading business during the six months ended June 30, 2020. The Company's estimated expected credit losses as of June 30, 2020, included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30 is as follows (in thousands):

	2020	2019
Allowance for credit losses beginning of period	$70,890	$59,963
Provision for credit losses	139,000	40,142
Write-offs	(121,526)	(31,771)
Allowance for credit losses end of period	$88,364	$68,334

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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Repurchase agreements	$385,351	$—	$385,351	$—
Money market	52,981	—	52,981	—
Certificates of deposit	4,023	—	4,023	—
Trading securities	54,293	54,293	—	—
Foreign exchange derivative contracts	101,918	—	101,918	—
Total assets	$598,566	$54,293	$544,273	$—
Cash collateral for foreign exchange derivative contracts	$22,612	$—	$—	$—
Liabilities:
Interest rate swaps	$112,852	$—	$112,852
Foreign exchange derivative contracts	92,862	—	92,862	—
Total liabilities	$205,714	$—	$205,714	$—
Cash collateral obligation for foreign exchange derivative contracts	$34,812	$—	$—	$—

December 31, 2019
Assets:
Repurchase agreements	$833,658	$—	$833,658	$—
Money market	54,978	—	54,978	—
Certificates of deposit	27,022	—	27,022	—
Trading Securities	22,955	22,955	—	—
Foreign exchange derivative contracts	72,076	—	72,076	—
Total assets	$1,010,689	$22,955	$987,734	$—
Cash collateral for foreign exchange derivative contracts	$6,086	$—	$—	$—
Liabilities:
Interest rate swaps	$56,418	$—	$56,418	$—
Foreign exchange derivative contracts	60,909	—	60,909	—
Total liabilities	$117,327	$—	$117,327	$—
Cash collateral obligation for foreign exchange derivative contracts	$25,618	$—	$—	$—

The Company utilizes Level 1 fair value for financial assets designated as trading securities for which there are quoted market prices. Net unrealized gains on equity securities held during the six month period ended June 30, 2020, recorded to Investment (gain) loss in the Unaudited Consolidated Statements of Income, totaled $31.3 million. No securities were sold during the period.

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

The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Unaudited Consolidated Balance Sheet at June 30, 2020. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Unaudited Consolidated Balance Sheet at June 30, 2020.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for June 30, 2020 and December 31, 2019.
The Company’s assets that are measured at fair value on a nonrecurring basis or are evaluated with periodic testing for impairment include property and equipment, goodwill and other intangibles, and investments. Estimates of the fair value of assets acquired and liabilities assumed in business combinations are generally developed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), discounted as appropriate, management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values is $7.5 million at June 30, 2020.
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
4. Stockholders' Equity

The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program, 13,435,651 shares have been repurchased for an aggregate purchase price of $2.8 billion, leaving the Company up to $294.1 million available under the Program for future repurchases in shares of its common stock.
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

On December 18, 2019, the Company entered an accelerated stock repurchase agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed on February 20, 2020, at which time the Company received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $311.08.

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
The table below summarizes the expense related to share-based payments recognized in the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$5,755	$9,698	$12,774	$19,863
Restricted stock	3,235	8,608	10,390	10,984
Stock-based compensation	$8,990	$18,306	$23,164	$30,847
The tax benefits recorded on stock based compensation were $37.4 million and $23.1 million for the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2020 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$48,232	1.99
Restricted stock	23,567	2.44
Total	$71,799

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

The following summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2020 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,263	$124.38	5,137	$109.03		$1,022,860
Granted	486	213.12			$52.30
Exercised	(897)	107.74				128,906
Forfeited	(70)	165.91
Outstanding at June 30, 2020	5,782	$133.95	4,371	$112.88		$679,823
Expected to vest as of June 30, 2020	1,411	$199.19
The aggregate intrinsic value of stock options exercisable at June 30, 2020 was $606.0 million. The weighted average remaining contractual term of options exercisable at June 30, 2020 was 4.5 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the six months ended June 30, 2020 and 2019:

	June 30,
	2020	2019
Risk-free interest rate	0.38%	2.42%
Dividend yield	—	—
Expected volatility	30.88%	26.40%
Expected life (in years)	3.9	3.7
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
The fair value of restricted stock units granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during 2019. There were no restricted stock shares granted with market based vesting conditions during the first six months of 2020.

2019
Risk-free interest rate	1.48%
Dividend yield	—
Expected volatility	25.40%
Expected life (in years)	2.36

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2020 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	243	$246.34
Granted	151	218.02
Vested	(128)	222.49
Canceled or forfeited	(12)	251.49
Outstanding at June 30, 2020	254	$240.08

6. Acquisitions
2019 Acquisitions
NvoicePay
On April 1, 2019, the Company completed the acquisition of NvoicePay, a provider of full accounts payable automation for businesses. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired of $4.1 million. This acquisition further expands the Company's corporate payments product offering. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from NvoicePay are reported in the North America segment. Along with the Company's acquisition of NvoicePay, the Company signed noncompete agreements with certain parties with an estimated fair value of $10.7 million that were accounted for separately from the business acquisition.

The following table summarizes the acquisition accounting for NvoicePay (in thousands):

Accounts and other receivables	$1,513
Prepaid expenses and other current assets	396
Property and equipment	1,030
Other assets	5,612
Goodwill	168,990
Other intangibles	44,750
Current liabilities	(4,415)
Other noncurrent liabilities	(6,130)
Deferred income taxes	(4,178)
Aggregate purchase price	$207,568

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	Indefinite	$8,700
Proprietary Technology	6	15,600
Referral Partners	10	810
Supplier Network	10	2,640
Customer Relationships	20	17,000
		$44,750
Other
During 2019, the Company acquired SOLE Financial, a payroll card provider in the U.S., r2c, a fleet maintenance, compliance and workshop management software provider in the U.K., and Travelliance, an airline lodging provider in the U.S. The aggregate purchase price of these acquisitions was approximately $209 million, net of cash. The Company signed noncompete agreements with certain parties with an estimated fair value of $8.1 million that were accounted for separately from the business acquisitions.

The following table summarizes acquisition accounting for the SOLE, r2c, and Travelliance acquisitions (in thousands):

Accounts and other receivables	$91,457
Prepaid expenses and other current assets	1,833
Property and equipment	922
Other assets	4,593
Goodwill	122,406
Other intangibles	82,926
Current liabilities	(78,473)
Other noncurrent liabilities	(4,657)
Deferred taxes	(11,647)
Aggregate purchase price	$209,360

The accounting for the Travelliance acquisition is preliminary and subject to working capital adjustments.

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2019	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2020
Segment
North America	$3,369,173	$2,998	$(11,488)	$3,360,683
Brazil	756,975	—	(196,727)	560,248
International	706,899	—	(45,580)	661,319
	$4,833,047	$2,998	$(253,795)	$4,582,250

As of June 30, 2020 and December 31, 2019, other intangibles consisted of the following (in thousands):

		June 30, 2020			December 31, 2019
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.2	$2,613,634	$(1,026,303)	$1,587,331	$2,698,327	$(943,537)	$1,754,790
Trade names and trademarks—indefinite lived	N/A	467,896	—	467,896	496,306	—	496,306
Trade names and trademarks—other	13.2	5,265	(3,064)	2,201	5,384	(2,877)	2,507
Software	5.9	232,182	(186,554)	45,628	242,783	(180,839)	61,944
Non-compete agreements	4.0	61,558	(43,310)	18,248	65,560	(39,225)	26,335
Total other intangibles		$3,380,535	$(1,259,231)	$2,121,304	$3,508,360	$(1,166,478)	$2,341,882
Changes in foreign exchange rates resulted in a $127.8 million decrease to the carrying values of other intangibles in the six months ended June 30, 2020. Amortization expense related to intangible assets for the six months ended June 30, 2020 and 2019 was $92.8 million and $105.4 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term loans, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2020	December 31, 2019
Term Loan A note payable (a), net of discounts	$3,001,432	$3,080,789
Term Loan B note payable (a), net of discounts	338,914	340,481
Revolving line of credit A Facility(a)	220,000	325,000
Revolving line of credit B Facility(a)	164,366	225,477
Revolving line of credit A Facility - domestic swing line (a)	35,000	—
Revolving line of credit B Facility - foreign swing line (a)	9,862	52,038
Other debt(c)	24,067	42,027
Total notes payable and other obligations	3,793,641	4,065,812
Securitization Facility(b)	654,000	970,973
Total notes payable, credit agreements and Securitization Facility	$4,447,641	$5,036,785
Current portion	$1,245,178	$1,746,838
Long-term portion	3,202,463	3,289,947
Total notes payable, credit agreements and Securitization Facility	$4,447,641	$5,036,785
 ______________________
(a)The Company has a Credit Agreement that provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.535 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of June 30, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars, and (d) a revolving D facility in the amount of $250 million for borrowings in U.S. dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, the Company entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. The revolving D facility maturity date is April 23, 2021. The maturity date for the term loan B is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B and the revolving D facility) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. Interest on the revolving D facility accrues based on the Eurocurrency Rate plus a margin of 2.25% through July 23, 2020, 2.75% from July 24, 2020 through October 21, 2020, 3.25% from October 22, 2020 through January 19, 2021 and 3.75% thereafter, or at our option, the Base Rate plus a margin of 1.25% through July 23, 2020, 1.75% from July 24, 2020 through October 21, 2020, 2.25% from October 22, 2020 through January 19, 2021 and 2.75% thereafter. The Eurocurrency rate has a 0% floor for term loans and revolving A, B and C facility loans and a floor of 1% for the revolving D facility. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility (excluding the revolving D facility) and a fixed rate per annum of 0.375% of the daily unused portion of the revolving D facility. At June 30, 2020, the interest rate on the term loan A was 1.68%, the interest rate on the term loan B was 1.93%, the interest rate on the revolving A facility was 1.68%, and the interest rate on the revolving B facility was 1.68% for USD borrowings and 1.59% for GBP borrowings. The unused credit facility fee was 0.30% for revolving A, B and C facilities and 0.375% for the revolving D facility at June 30, 2020.
(b)The Company is party to a $1.0 billion Securitization Facility. On April 24, 2020, the Company reduced the Securitization Facility commitment from $1.2 billion to $1.0 billion. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of June 30, 2020 and December 31, 2019. The program fee was 0.26% plus 0.88% as of June 30, 2020 and 1.80% plus 0.88% as of December 31, 2019. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2020 and December 31, 2019. We have unamortized debt issuance costs of $0.3 million and $0.7 million related to the Securitization Facility as of June 30, 2020 and December 31, 2019, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheet.
(c)Other debt includes the long-term portion of deferred payments associated with business acquisitions and deferred revenue.
The Company was in compliance with all financial and non-financial covenants at June 30, 2020. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Note 13 for further details.

9. Income Taxes
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
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2020 and 2019 to income before income taxes for the three months ended June 30, 2020 and 2019 due to the following (in thousands):

	2020		2019
Computed “expected” tax expense	$44,443	21.0%	$54,025	21.0%
Changes resulting from:
Foreign income tax differential	(4,155)	(2.0)%	(3,185)	(1.2)%
Excess tax benefit related to stock-based compensation	(12,720)	(6.0)%	(8,097)	(3.2)%
State taxes net of federal benefits	3,902	1.8%	2,982	1.2%
Foreign-sourced nontaxable income	13	—%	145	0.1%
Foreign withholding	3,515	1.7%	5,098	1.9%
GILTI, net of foreign tax credits	2,402	1.1%	3,284	1.3%
Change in valuation allowance and remeasurement of related deferred tax asset	—	—%	(64,880)	(25.2)%
Change in taxes for federal uncertain tax positions	12,261	5.8%	155	0.1%
Other	3,479	1.7%	6,082	2.3%
Provision for (benefit from) income taxes	$53,140	25.1%	$(4,391)	(1.7)%

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2020, and 2019 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$158,488	$261,651	$305,548	$433,758
Denominator for basic earnings per share	83,895	86,360	84,399	86,159
Dilutive securities	2,675	3,771	2,981	3,535
Denominator for diluted earnings per share	86,570	90,131	87,380	89,694
Basic earnings per share	$1.89	$3.03	$3.62	$5.03
Diluted earnings per share	$1.83	$2.90	$3.50	$4.84

Diluted earnings per share for the three months ended June 30, 2020 and 2019 excludes the effect of 0.3 million and 0.1 million, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.2 million and 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended June 30, 2020 and 2019, respectively.

11. Segments

As previously described in our Annual Report on Form 10-K for the year ended December 31, 2019, the Company historically managed and reported our operating results through two reportable segments, defined by geographic regions: North America and International. In the first quarter of 2020, we evaluated the identification of our operating and reportable segments based upon changes in business models, management reporting, and how the Chief Operating Decision Maker ("CODM") is currently allocating resources, assessing performance and reviewing financial information. We determined that this change caused the composition of our reportable segments to change and that Brazil represented a third operating and reportable segment, which was previously reported in the International segment. We now manage and report our operating results through three operating and reportable segments defined by geographic regions: North America, Brazil and International, which aligns with how the CODM allocates resources, assesses performance and reviews financial information. This change in reporting segments did not impact our determination of reporting units.

The Company’s segment results are as follows for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net:
North America	$357,430	$417,941	$792,122	$814,840
Brazil	75,148	103,581	174,126	209,280
International	92,568	125,572	219,991	244,799
	$525,146	$647,094	$1,186,239	$1,268,919
Operating income:
North America	$133,151	$184,293	$218,891	$356,672
Brazil	29,420	42,261	68,862	84,415
International	50,240	70,763	126,041	140,406
	$212,811	$297,317	$413,794	$581,493
Depreciation and amortization:
North America	$38,548	$41,875	$76,524	$80,167
Brazil	12,169	16,296	26,758	33,090
International	11,445	12,737	23,356	25,096
	$62,162	$70,908	$126,638	$138,353
Capital expenditures:
North America	$12,279	$11,306	$23,543	$19,683
Brazil	3,477	3,823	6,808	7,977
International	2,857	2,341	6,519	4,315
	$18,613	$17,470	$36,870	$31,975

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which is pending with the court.

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
13. Derivative Financial Instruments and Hedging Activities
Foreign Currency Derivatives
The Company writes derivatives, primarily foreign currency forward contracts, option contracts, and swaps, with customers and derives a currency spread from this activity. Derivative transactions include:
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

The credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. Concentrations of credit and performance risk may exist with counterparties, which includes customers and banking partners, as we are engaged in similar activities with similar economic characteristics related to fluctuations in foreign currency rates. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, if the counterparty does not perform under the term of the contract, the contract may be terminated. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815.
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of June 30, 2020 and December 31, 2019 (in millions) is presented in the table below.

	Notional
	June 30, 2020	December 31, 2019
Foreign exchange contracts:
Swaps	$570.2	$599.5
Futures, forwards and spot	2,963.7	3,017.1
Written options	5,906.0	6,393.9
Purchased options	5,548.4	5,830.8
Total	$14,988.3	$15,841.3

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

The following table summarizes the fair value of foreign currency derivatives reported in the Unaudited Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020				December 31, 2019
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$182.9	$173.9	$101.9	$92.9	$114.9	$103.8	$72.1	$60.9
Cash collateral	22.6	34.8	22.6	34.8	6.1	25.6	6.1	25.6
Total net of cash collateral	$160.3	$139.1	$79.3	$58.1	$108.8	$78.2	$66.0	$35.3
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable have been recorded net within the Unaudited Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Unaudited Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they unwind all outstanding trades or they cease to do business with the Company. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of June 30, 2020, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of June 30, 2020	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company will pay a fixed monthly rate and receive one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Unaudited Consolidated Balance Sheets, as of June 30, 2020 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

	As of June 30, 2020
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other liabilities	$112.9

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statements of Income and other comprehensive loss for the six months ended June 30, 2020 (in millions):

2020
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income (loss) on derivatives, net of tax of $28.2 million	$42.6
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	14.7

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $48.9 million at June 30, 2020.

14. Accumulated Other Comprehensive Loss (AOCI)
The changes in the components of AOCI for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(929,713)	$(42,752)	$(972,465)
Other comprehensive loss before reclassifications	(566,861)	(85,554)	(652,415)
Amounts reclassified from AOCI	—	14,729	14,729
Tax effect	—	28,176	28,176
Other comprehensive loss	(566,861)	(42,649)	(609,510)
Balance at June 30, 2020	$(1,496,574)	$(85,401)	$(1,581,975)

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2019	$(913,858)	$—	$(913,858)
Other comprehensive income (loss) before reclassifications	32,035	(69,097)	(37,062)
Amounts reclassified from AOCI	—	602	602
Tax effect	—	22,121	22,121
Other comprehensive income (loss)	32,035	(46,374)	(14,339)
Balance at June 30, 2019	$(881,823)	$(46,374)	$(928,197)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. The COVID-19 pandemic has impacted our business operations and results of operations for the first six months of 2020 as described in more detail under “Results of Operations” below, due to a significant reduction in the level of business activity across industries worldwide, which reduced the volume of payment services provided to our customers and revenue generated beginning during the second half of the last month of the first quarter.
The evolving COVID-19 pandemic is having, and could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. We expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be negatively impacted by a multitude of factors including, but not limited to:
•changes in business and consumer confidence and spending habits, including negative trends in our customers’ purchasing patterns due to decreased levels of business activity, credit availability, high debt levels and financial distress;
•lower fuel prices;
•slowdowns in commercial trucking;
•fluctuations in the dollar compared to other currencies around the world;
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
If the COVID-19 pandemic continues to impact the world economy and our customers, in particular, by restricting day-to-day operations and business activity generally, our revenues throughout the year will ultimately be adversely impacted. The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to the impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.
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
FLEETCOR solutions are comprised of payment products, networks and associated services. Our payment products generally function like a charge card, prepaid card, one-time use virtual card and electronic RFID (radio-frequency identification), etc. While the actual payment mechanisms vary from category to category, they are structured to afford control and reporting to the end customer. We group our payment solutions into five primary categories: Fuel, Lodging, Tolls, Corporate Payments and Gift. Additionally, we provide other complementary payment products including fleet maintenance, employee benefits and long haul transportation-related services. Our payment solutions are used in more than 100 countries around the world, with our primary geographies being the U.S., Brazil and the United Kingdom, which combined accounted for approximately 87% of our revenue in 2019.
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
Revenues, net, by Segment. The presentation of segment information has been recast for prior quarters to align with segment presentation for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2020 and 2019, our North America, Brazil and International segments generated the following revenue (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$357.4	68.1%	$417.9	64.6%	$792.1	66.8%	$814.8	64.2%
Brazil	75.1	14.3%	103.6	16.0%	174.1	14.7%	209.3	16.5%
International	92.6	17.6%	125.6	19.4%	220.0	18.5%	244.8	19.3%
	$525.1	100.0%	$647.1	100.0%	$1,186.2	100.0%	$1,268.9	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2020	2019	2020	2019
Revenues, net	$525.1	$647.1	$1,186.2	$1,268.9
Net income	$158.5	$261.7	$305.5	$433.8
Net income per diluted share	$1.83	$2.90	$3.50	$4.84

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2020	2019	2020	2019
Adjusted net income	$197.4	$256.7	$461.9	$495.2
Adjusted net income per diluted share	$2.28	$2.85	$5.29	$5.52
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
Fuel represents approximately 47% of our revenues.  Our fuel cards and products help businesses monitor and control fuel spend across multiple fuel networks, providing online analytical reporting to help customers managing the efficiency of their vehicles and drivers, while offering potential discounts from the retail price of fuel. We generate revenue in our fuel products through a variety of program fees, including transaction fees, card fees, network fees and charges, as well as from interchange.  These fees may be charged as fixed amounts, costs plus a mark-up, or based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs also include other fees and charges associated with late payments and based on customer credit risk.
Corporate payments represents approximately 18% of our revenues. Our products help streamline business to business ("B2B") payments for vendors and employees, both domestically and internationally. Our corporate payments products include virtual card solutions for invoice payments, corporate card programs, a fully-outsourced accounts payable solution, as well as a cross-border payments product to facilitate customers making payments across differing currencies. In our corporate payments products, a primary measure of volume is spend, the dollar amount of payments processed on behalf of customers through our various networks. In corporate payments, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction as interchange revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided.
Tolls represents approximately 12% of our revenues. Our toll product is primarily delivered via an RFID sticker affixed to the windshield of a customer vehicle in Brazil. This RFID technology enables customers to utilize toll roads, toll parking lots, pay for gas at partner stations and pay for drive-through food, via automated access and payment upon scan while remaining in the vehicle. In our toll product, the relevant measure of volume is average monthly tags active during the period. We primarily earn revenue from fixed fees for access to the network and ancillary services provided. We also earn interchange on certain services provided.
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
Gift represents approximately 5% of our revenues. We provide fully integrated gift card product management and processing services via plastic and digital gift cards to our customers. We primarily earn revenue from the processing of gift card transactions sold by our customers to end users, as well as from the sale of the plastic cards. Our products may also charge fixed fees for ancillary services provided.
The remaining 10% of revenues represents other products, which include telematics, maintenance, food, a payroll card solution for employers to distribute wages, and transportation related offerings.
The following table presents revenue and revenue per key performance metric by product for the three months ended June 30, 2020 and 2019 (in millions).*

	As Reported				Pro Forma and Macro Adjusted[3]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2020	2019	Change	% Change	2020	2019	Change	% Change
FUEL
'- Revenues, net	$249.8	$295.1	$(45.3)	(15)%	$243.8	$291.3	$(47.5)	(16)%
'- Transactions	99.7	125.3	(25.6)	(20)%	99.7	124.5	(24.9)	(20)%
'- Revenues, net per transaction	$2.51	$2.36	$0.15	6%	$2.45	$2.34	$0.11	5%
CORPORATE PAYMENTS
'- Revenues, net[1]	$92.6	$112.2	$(19.7)	(18)%	$93.7	$112.2	$(18.6)	(17)%
'- Spend volume	$13,671	$20,244	$(6,573)	(32)%	$13,670	$20,244	$(6,574)	(32)%
'- Revenue, net per spend $	0.68%	0.55%	0.12%	22%	0.69%	0.55%	0.13%	24%
TOLLS
'- Revenues, net	$64.8	$86.2	$(21.4)	(25)%	$88.7	$86.2	$2.4	3%
'- Tags (average monthly)	5.3	5.0	0.3	5%	5.3	5.0	0.3	5%
'- Revenues, net per tag	$12.19	$17.08	$(4.89)	(29)%	$16.68	$17.08	$(0.40)	(2)%
LODGING
'- Revenues, net	$40.6	$50.2	$(9.6)	(19)%	$40.7	$64.9	$(24.2)	(37)%
'- Room nights	4.6	4.3	0.3	8%	4.6	6.8	(2.2)	(33)%
'- Revenues, net per room night	$8.82	$11.75	$(2.93)	(25)%	$8.83	$9.51	$(0.68)	(7)%
GIFT
'- Revenues, net	$26.5	$35.7	$(9.2)	(26)%	$26.5	$35.7	$(9.2)	(26)%
'- Transactions	188.2	284.1	(95.9)	(34)%	188.2	284.1	(95.9)	(34)%
'- Revenues, net per transaction	$0.14	$0.13	$0.02	12%	$0.14	$0.13	$0.02	12%
OTHER[2]
'- Revenues, net[1]	$50.8	$67.6	$(16.8)	(25)%	$53.7	$71.8	$(18.1)	(25)%
'- Transactions[1]	9.0	14.3	(5.3)	(37)%	9.0	14.3	(5.3)	(37)%
'- Revenues, net per transaction	$5.65	$4.73	$0.92	19%	$5.97	$5.02	$0.95	19%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$525.1	$647.1	$(121.9)	(19)%	$547.1	$662.1	$(115.1)	(17)%

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
Revenue per relevant key performance indicator ("KPI"), which may include transaction, spend volume, monthly tags, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel spread margins. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
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
•Depreciation and amortization—Our depreciation expenses include depreciation of property and equipment, consisting of computer hardware and software (including proprietary software development amortization expense), card-reading equipment, furniture, fixtures, vehicles, buildings and leasehold improvements related to office space. Our amortization expenses include amortization of intangible assets related to customer and vendor relationships, trade names and trademarks, software and non-compete agreements. We are amortizing intangible assets related to business acquisitions and certain private label contracts associated with the purchase of accounts receivable.
•Other operating, net—Our other operating, net includes other operating expenses and income items that do not relate to our core operations or that occur infrequently.
•Investment (gain) loss—Our investment results primarily relate to impairment charges related to our investments and unrealized gains and losses related to a noncontrolling interest in a marketable security.
•Other expense (income), net—Our other expense (income), net includes gains and losses from the sale of assets, foreign currency transactions, and other miscellaneous costs and revenue.
•Interest expense, net—Our interest expense, net includes interest expense on our outstanding debt, interest income on our cash balances and interest on our interest rate swaps.
•Provision for (benefit from) income taxes—Our provision for income taxes consists primarily of corporate income taxes related to earnings resulting from the sale of our products and services on a global basis.
Factors and Trends Impacting our Business
We believe that the following factors and trends are important in understanding our financial performance:

•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, both in North America and internationally, including the ultimate impact of the COVID-19 pandemic. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in our North America, Brazil and International segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 62% and 60% of our revenue in the six months ended June 30, 2020 and 2019, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk arising from movements in foreign currency exchange rates.

•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in the three months ended June 30, 2020 and 2019, respectively. We believe approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in the six months ended June 30, 2020 and 2019, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. We believe approximately 11% and 5% of revenues, net were directly impacted by fuel-price spreads in both the three months ended June 30, 2020 and 2019, respectively. We believe approximately 9% and 5% of revenues, net were directly impacted by fuel-price spreads in both the six months ended June 30, 2020 and 2019, respectively.
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
•On October 1, 2019, we completed the acquisition of Travelliance, an airline lodging provider in the U.S. The preliminary aggregate purchase price of this acquisition was approximately $110 million, net of cash acquired, which remains subject to working capital adjustments.
We report our results from our 2019 U.S. acquisitions in our North America segment from the dates of acquisition. We report our results from our 2019 U.K. acquisition in our International segment from the date of acquisition.

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

Results of Operations
Three months ended June 30, 2020 compared to the three months ended June 30, 2019
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the three months ended June 30, 2020 and 2019 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2020	% of Total Revenues, net	Three Months Ended June 30, 2019	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$357.4	68.1%	$417.9	64.6%	$(60.5)	(14.5)%
Brazil	75.1	14.3%	103.6	16.0%	(28.4)	(27.5)%
International	92.6	17.6%	125.6	19.4%	(33.0)	(26.3)%
Total revenues, net	525.1	100.0%	647.1	100.0%	(121.9)	(18.8)%
Consolidated operating expenses:
Processing	121.3	23.1%	120.5	18.6%	0.8	0.7%
Selling	42.4	8.1%	51.9	8.0%	(9.5)	(18.3)%
General and administrative	86.7	16.5%	106.8	16.5%	(20.0)	(18.8)%
Depreciation and amortization	62.2	11.8%	70.9	11.0%	(8.7)	(12.3)%
Other operating, net	(0.2)	—%	(0.2)	—%	—	0.4
Operating income	212.8	40.5%	297.3	45.9%	(84.5)	(28.4)%
Investment (gain) loss	(33.7)	(6.4)%	—	—%	(33.7)	NM
Other expense, net	2.5	0.5%	0.5	0.1%	2.0	NM
Interest expense, net	32.4	6.2%	39.5	6.1%	(7.1)	(18.0)%
Provision for (benefit from) income taxes	53.1	10.1%	(4.4)	(0.7)%	57.5	NM
Net income	$158.5	30.2%	$261.7	40.4%	$(103.2)	(39.4)%
Operating income for segments:
North America	$133.2		$184.3		$(51.1)	(27.8)%
Brazil	29.4		42.3		(12.8)	(30.4)%
International	50.2		70.8		(20.5)	(29.0)%
Operating income	$212.8		$297.3		$(84.5)	(28.4)%
Operating margin for segments:
North America	37.3%		44.1%		(6.8)%
Brazil	39.1%		40.8%		(1.7)%
International	54.3%		56.4%		(2.1)%
Total	40.5%		45.9%		(5.4)%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Our consolidated revenues were $525.1 million in the three months ended June 30, 2020, a decrease of $121.9 million or 18.8%, from $647.1 million in the three months ended June 30, 2019. Consolidated revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, consolidated revenues were down approximately

17%. In addition, the second quarter of 2020 results reflect the impact of the negative quarter over quarter impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the three months ended June 30, 2020 over the comparable period in 2019 of approximately $22 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $35 million, primarily due to unfavorable changes in foreign exchange rates in Brazil, and lower fuel prices had an unfavorable impact on revenues of approximately $13 million. These decreases were partially offset by the impact of favorable fuel spread margins of approximately $26 million and acquisitions completed during 2019.

North America segment revenues, net
North America segment revenues were $357.4 million in the three months ended June 30, 2020, a decrease of $60.5 million or 14.5%, from $417.9 million in the three months ended June 30, 2019. North America revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, North America segment revenues were down approximately 20%.
This decrease was partially offset by the impact of acquisitions completed during 2019, as well as the favorable impact of fuel spread margins. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenues in the three months ended June 30, 2020 over the comparable period in 2019 of approximately $12 million, driven primarily by favorable fuel spread margins of approximately $26 million, partially offset by lower fuel prices of approximately $13 million.

Brazil segment revenues, net
Brazil segment revenues were $75.1 million in the three months ended June 30, 2020, a decrease of $28.4 million or 27.5%, from $103.6 million in three months ended June 30, 2019. Brazil revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of foreign exchange rates. Organically, Brazil segment revenues were down approximately 1%. We believe unfavorable foreign exchange rates negatively impacted Brazil segment revenues for the three months ended June 30, 2020 over the comparable period in 2019, by approximately $28 million.

International segment revenues, net
International segment revenues were $92.6 million in the three months ended June 30, 2020, a decrease of $33.0 million or 26.3%, from $125.6 million in the three months ended June 30, 2019. International revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of foreign exchange rates. Organically, International segment revenues were down approximately 21%. We believe unfavorable foreign exchange rates had a negative impact on International segment revenues for the three months ended June 30, 2020 over the comparable period in 2019 of approximately $7 million, mostly in Russia and Mexico.

Revenues, net by geography and product category. Set forth below are further breakdowns of revenues, net by geography and product category for the three months ended June 30, 2020 and 2019 (in millions).

	Three Months Ended June 30,
Revenues, net by Geography*	2020		2019
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$335	64%	$389	60%
Brazil	75	14%	104	16%
United Kingdom	49	9%	70	11%
Other	66	13%	85	13%
Consolidated revenues, net	$525	100%	647	100%
* Columns may not calculate due to rounding.

	Three Months Ended June 30,
Revenues, net by Product Category*[1]	2020		2019
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$250	47%	$295	46%
Corporate Payments	93	18%	112	17%
Tolls	65	12%	86	13%
Lodging	41	8%	50	8%
Gift	27	5%	36	6%
Other	51	10%	68	10%
Consolidated revenues, net	$525	100%	$647	100%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its Corporate Payments business, resulting in reclassification of payroll paycard revenue from Corporate Payments to Other.

*Columns may not calculate due to rounding.
Consolidated operating expenses
Processing. Processing expenses were $121.3 million in the three months ended June 30, 2020, an increase of $0.8 million or 0.7%, from $120.5 million in the comparable prior period. Increases in processing expenses were primarily due to acquisitions completed in 2019 of approximately $10 million, an increase in credit loss expense of approximately $2 million and an increase in severance costs of approximately $3 million due to headcount reductions. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $9 million.
Selling. Selling expenses were $42.4 million in the three months ended June 30, 2020, a decrease of $9.5 million or 18.3%, from $51.9 million in the comparable prior period. Decreases in selling expenses were primarily due to lower commissions and other variable costs due to reduced sales volumes and the favorable impact of fluctuations in foreign exchange rates of approximately $2 million, partially offset by expenses related to acquisitions completed in 2019 of approximately $1 million.
General and administrative. General and administrative expenses were $86.7 million in the three months ended June 30, 2020, a decrease of $20.0 million or 18.8% from $106.8 million in the comparable prior period. The decrease in general and administrative expenses was primarily due to decreased stock based compensation expense of approximately $11 million, decreased discretionary spending and the favorable impact of fluctuations in foreign exchange rates of approximately $4 million. These decreases were partially offset by an increase in other professional fees of approximately $4 million and the impact of acquisitions completed in 2019 of approximately $3 million.

Depreciation and amortization. Depreciation and amortization expenses were $62.2 million in the three months ended June 30, 2020, a decrease of $8.7 million or 12.3%, from $70.9 million. Decreases in depreciation and amortization expenses were primarily due to the favorable impact of fluctuations in foreign exchange rates of approximately $5 million and assets being fully amortized, partially offset by expenses related to acquisitions completed in 2019 of approximately $2 million.

Investment gain. Investment gain of $33.7 million in the three months ended June 30, 2020 relates to market value gains on our investment in bill.com during the second quarter of 2020.

Interest expense, net. Interest expense, net was $32.4 million in the three months ended June 30, 2020, a decrease of $7.1 million or 18.0%, from $39.5 million in the comparable prior period. The decrease in interest expense was primarily due to decreases in LIBOR, partially offset by the impact of additional borrowings to repurchase our common stock. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended June 30,
(Unaudited)	2020	2019
Term loan A	2.01%	3.97%
Term loan B	2.26%	4.47%
Revolving line of credit A, B & C USD Borrowings	2.06%	3.97%
Revolving line of credit B GBP Borrowings	1.69%	2.23%
Foreign swing line	1.56%	2.17%

There were no borrowings on the revolving D facility in 2020. The average unused facility fee for the Credit Facility excluding the revolving D facility was 0.30% in the three month period ended June 30, 2020. The fixed unused facility fee for the revolving D facility was 0.375% for the three month period ending June 30, 2020.
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended June 30, 2020, as a result of these swap contracts, we incurred additional interest expense of $10.4 million or 2.05% over the average LIBOR rates on $2 billion of borrowings.
Provision for (benefit from) income taxes. The provision for income taxes and effective tax rate in the three months ended June 30, 2020 were $53.1 million or 25.1%, respectively, as compared to a benefit from income taxes and effective tax rate of $4.4 million or (1.7)%, respectively, in the three months ended June 30, 2019. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The provision for income taxes in the three months ended June 30, 2020 included a $9.8 million increase in a reserve for uncertain tax positions related to prior years and the tax impact from a gain of $34 million resulting from market value gains on our investment in trading securities. The second quarter of 2019 included an income tax benefit of $65 million due to the final disposition of our remaining interest in Masternaut, which allowed us to carryback the capital loss on our investment in Masternaut and offset it against a previously recorded capital gain from the sale of Nextraq in 2017. Excluding these discrete tax items, income tax expense would be $24.4 million lower in the three months ended June 30, 2020 than the comparable period in 2019, primarily due to a decrease in pre-tax earnings. Excluding these discrete items, our tax rate in the second quarter of 2020 would have been 20.3%. compared to 23.5% in 2019. The decrease in the adjusted tax rate was due primarily to additional excess tax benefit on stock option exercises in 2020 over the comparable period in 2019.
Net income. For the reasons discussed above, our net income decreased to $158.5 million in the three months ended June 30, 2020, a decrease of $103.2 million or 39.4%, from $261.7 million in the three months ended June 30, 2019.
Operating income and operating margin
Consolidated operating income. Operating income was $212.8 million in the three months ended June 30, 2020, a decrease of $84.5 million or 28.4%, from $297.3 million in the comparable prior period. Our operating margin was 40.5% and 45.9% for the three months ended June 30, 2020 and 2019, respectively. These decreases were driven primarily by decreases in volume as a result of the COVID-19 pandemic, unfavorable movements in the foreign exchange rates of approximately $15 million, lower fuel prices of approximately $13 million and the negative impact of acquisitions completed in 2019. These decreases were partially offset by the favorable impact of fuel spread margins of approximately $26 million and lower stock based compensation expense.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenues, net. Segment operating margin is calculated by dividing segment operating income by segment revenues, net.

North America segment operating income. North America operating income was $133.2 million in the three months ended June 30, 2020, a decrease of $51.1 million or 27.8%, from $184.3 million in the comparable prior period. North America operating margin was 37.3% and 44.1% for the three months ended June 30, 2020 and 2019, respectively. These decreases were primarily driven by decreases in volume as a result of the COVID-19 pandemic, lower fuel prices of approximately $13 million and the negative impact of acquisitions completed in 2019. These decreases were partially offset by the favorable impact of fuel spread margins of approximately $26 million and lower stock based compensation expense.

Brazil segment operating income. Brazil operating income was $29.4 million in the three months ended June 30, 2020, a decrease of $12.8 million or 30.4%, from $42.3 million in the comparable prior period. Brazil operating margin was 39.1% and 40.8% for the three months ended June 30, 2020 and 2019, respectively. The decrease in operating income was primarily driven by decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of foreign exchange rates of approximately $11 million.
International segment operating income. International operating income was $50.2 million in the three months ended June 30, 2020, a decrease of $20.5 million or 29.0%, from $70.8 million in the comparable prior period. International operating margin was 54.3% and 56.4% for the three months ended June 30, 2020 and 2019, respectively. These decreases were driven primarily by decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of the macroeconomic environment of approximately $4 million, driven primarily by unfavorable movements in foreign exchange rates.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019
The following table sets forth selected unaudited consolidated statements of income data for the six months ended June 30, 2020 and 2019 (in millions, except percentages)*.

(Unaudited)	Six Months Ended June 30, 2020	% of Total Revenues, net	Six Months Ended June 30, 2019	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$792.1	66.8%	$814.8	64.2%	$(22.7)	(2.8)%
Brazil	174.1	14.7%	209.3	16.5%	(35.2)	(16.8)%
International	220.0	18.5%	244.8	19.3%	(24.8)	(10.1)%
Total revenues, net	1,186.2	100.0%	1,268.9	100.0%	(82.7)	(6.5)%
Consolidated operating expenses:
Processing	355.0	29.9%	249.6	19.7%	105.4	42.2%
Selling	98.2	8.3%	101.1	8.0%	(2.9)	(2.9)%
General and administrative	192.8	16.3%	199.6	15.7%	(6.7)	(3.4)%
Depreciation and amortization	126.6	10.7%	138.4	10.9%	(11.7)	(8.5)%
Other operating, net	(0.3)	—%	(1.2)	(0.1)%	0.9	(77.4)%
Operating income	413.8	34.9%	581.5	45.8%	(167.7)	(28.8)%
Investment (gain) loss	(31.3)	(2.6)%	15.7	1.2%	(47.0)	NM
Other (income) expense, net	(6.9)	(0.6)%	0.7	0.1%	(7.6)	NM
Interest expense, net	68.1	5.7%	78.6	6.2%	(10.5)	(13.4)%
Provision for income taxes	78.4	6.6%	52.7	4.2%	25.6	48.6%
Net income	$305.5	25.8%	$433.8	34.2%	$(128.2)	(29.6)%
Operating income for segments:
North America	$218.9		$356.7		$(137.8)	(38.6)%
Brazil	68.9		84.4		(15.6)	(18.4)%
International	126.0		140.4		(14.4)	(10.2)%
Operating income	$413.8		$581.5		$(167.7)	(28.8)%
Operating margin for segments:
North America	27.6%		43.8%		(16.1)%
Brazil	39.5%		40.3%		(0.8)%
International	57.3%		57.4%		(0.1)%
Consolidated	34.9%		45.8%		(10.9)%

NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Our consolidated revenues were $1,186.2 million, in the six months ended June 30, 2020, a decrease of $82.7 million, or 6.5%, from $1,268.9 million in the six months ended June 30, 2019. Consolidated revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, consolidated revenues were down approximately 6%. In addition, the first half of 2020 results reflect the impact of the negative period over period impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the six months ended June 30, 2020 over the comparable period in 2019 of approximately $28 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $56 million, due to unfavorable fluctuations in foreign exchange rates primarily in Brazil and the U.K., and lower fuel prices had an unfavorable impact of $13 million. These decreases were partially offset by the impact of favorable fuel spread margins of approximately $41 million and acquisitions completed during 2019.

North America segment revenues, net
North America segment revenues were $792.1 million in the six months ended June 30, 2020, a decrease of $22.7 million, or 2.8%, from $814.8 million in the six months ended June 30, 2019. North America revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, North America segment revenues were down approximately 9%.
This decrease was partially offset by the impact of acquisitions completed during 2019, as well as the favorable impact of fuel spread margins. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in the six months ended June 30, 2020 over the comparable period in 2019 of approximately $26 million, driven primarily by favorable fuel spread margins of approximately $41 million, partially offset by lower fuel prices of approximately $13 million and the unfavorable impact of foreign exchange rates in Canada of $2 million.

Brazil segment revenues, net
Brazil segment revenues were $174.1 million in the six months ended June 30, 2020, a decrease of $35.2 million or 16.8%, from $209.3 million in six months ended June 30, 2019. Brazil revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of foreign exchange rates. We believe unfavorable foreign exchanges rates negatively impacted Brazil segment revenues for the six months ended June 30, 2020 over the comparable period in 2019, by approximately $45 million. These decreases were partially offset by organic growth in Brazil segment revenues of approximately 5%.

International segment revenues, net
International segment revenues were $220.0 million in the six months ended June 30, 2020, a decrease of $24.8 million, or 10.1%, from $244.8 million in the six months ended June 30, 2019. International revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of foreign exchange rates. Organically, International segment revenues were down approximately 7%. We believe unfavorable foreign exchange rates had a negative impact on our International segment revenues for the six months ended June 30, 2020 over the comparable period in 2019 of approximately $9 million. These decreases were partially offset by the impact of an acquisition completed in 2019.

Revenues, net by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the six months ended June 30, 2020 and 2019 (in millions).

	Six Months Ended June 30,
Revenues, net by Geography*	2020		2019
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$733	62%	$760	60%
Brazil	174	15%	209	16%
United Kingdom	123	10%	137	11%
Other	157	13%	163	13%
Consolidated revenues, net	$1,186	100%	$1,269	100%
* Columns may not calculate due to rounding.

	Six Months Ended June 30,
Revenues, net by Product Category*[1]	2020		2019
(Unaudited)		% of total revenues, net		% of total revenues, net
Fuel	$542	46%	$578	46%
Corporate Payments	212	18%	209	16%
Tolls	148	12%	175	14%
Lodging	98	8%	92	7%
Gift	69	6%	84	7%
Other	118	10%	131	10%
Consolidated revenues, net	$1,186	100%	$1,269	100%

1 Reflects certain reclassifications of revenue between product categories as the Company realigned its Corporate Payments business, resulting in reclassification of payroll paycard revenue from Corporate Payments to Other.
* Columns may not calculate due to rounding.
Consolidated operating expenses
Processing. Processing expenses were $355.0 million in the six months ended June 30, 2020, an increase of $105.4 million, or 42.2%, from $249.6 million in the comparable prior period. Increases in processing expenses were primarily due to a write-off of a significant customer receivable in our foreign currency trading business of approximately $90 million in the first quarter of 2020, acquisitions completed in 2019 of approximately $20 million and an increase in credit loss expense of approximately $11 million. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $18 million.
Selling. Selling expenses were $98.2 million in the six months ended June 30, 2020, a decrease of $2.9 million, or 2.9%, from $101.1 million in the six months ended June 30, 2019. Decreases in selling expenses were primarily due to lower commissions and other variable costs due to reduced sales volumes and the favorable impact of fluctuations in foreign exchange rates of approximately $4 million, partially offset by expenses related to acquisitions completed in 2019 of approximately $4 million.
General and administrative. General and administrative expenses were $192.8 million in the six months ended June 30, 2020, a decrease of $6.7 million, or 3.4% from $199.6 million in the comparable prior period. The decrease was primarily due to decreased stock based compensation expense of approximately $7 million, decreased discretionary spending and the favorable impact of fluctuations in foreign exchange rates of approximately $6 million. These decreases were partially offset by the impact of acquisitions completed in 2019 of approximately $10 million and professional fees of $6 million over the comparable prior period.

Depreciation and amortization. Depreciation and amortization expenses were $126.6 million in the six months ended June 30, 2020, a decrease of $11.7 million, or 8.5% from $138.4 million in the comparable prior period. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $8 million and assets being fully amortized, partially offset by expenses related to acquisitions completed in 2019 of approximately $7 million.

Investment (gain) loss. Investment gain of $31.3 million in the six months ended June 30, 2020 relates to market value gains on our investment in bill.com. The loss in 2019 was due to a non-cash impairment charge of $16 million recorded to a cost method investment.

Other (income) expense, net. Other income, net was $6.9 million in the six months ended June 30, 2020, compared to other expense, net of $0.7 million in the six months ended June 30, 2019. Other income in 2020 includes a credit of approximately $7 million related to a purchase price settlement in our Cambridge acquisition.

Interest expense, net. Interest expense, net was $68.1 million in the six months ended June 30, 2020, a decrease of $10.5 million, or 13.4%, from $78.6 million in the comparable prior period. The decrease in interest expense is primarily due to decreases in LIBOR, partially offset by the impact of additional borrowings to repurchase our common stock. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Six Months Ended June 30,
(Unaudited)	2020	2019
Term loan A	2.51%	3.99%
Term loan B	2.84%	4.49%
Revolving line of credit A, B & C USD Borrowings	2.60%	3.99%
Revolving line of credit B GBP Borrowings	1.86%	2.23%
Foreign swing line	1.83%	2.18%
There were no borrowings on the revolving D facility in 2020. The average unused facility fee for the Credit Facility excluding the revolving D facility was 0.30% in the six month period ended June 30, 2020. The fixed unused facility fee for the revolving D facility was 0.375% for the six month period ending June 30, 2020.
On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the six months ended June 30, 2020, as a result of these swaps, we incurred additional interest expense of approximately $14.7 million or 1.47% over the average LIBOR rates on $2 billion of borrowings.

Provision for income taxes. The provision for income taxes and effective tax rate was $78.4 million or 20.4% in the six months ended June 30, 2020, an increase of $25.6 million, or 48.6%, from $52.7 million or 10.8% in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The provision for income taxes in the six months ended June 30, 2020 included a $9.8 million increase in a reserve for uncertain tax positions related to prior years and the tax impact from a gain of $34 million resulting from market value gains on our investment in trading securities. The comparable period of 2019 included an income tax benefit of $65 million due to the final disposition of our remaining interest in Masternaut, which allowed us to carryback the capital loss on our investment in Masternaut and offset it against a previously recorded capital gain from the sale of Nextraq in 2017. Excluding these discrete tax items, income tax expense would be $53.0 million lower in the first half of 2020 than the comparable period in 2019, primarily due to a decrease in pre-tax earnings. Excluding these discrete items, our tax rate for the second half of 2020 would have been 17.4% compared to 23.5% in 2019. The decrease in the adjusted tax rate was primarily due to additional excess tax benefit on stock option exercises in 2020 over the comparable period in 2019.
Net income. For the reasons discussed above, our net income was $305.5 million in the six months ended June 30, 2020, a decrease of $128.2 million, or 29.6% from $433.8 million in the six months ended June 30, 2019.
Operating income and operating margin
Consolidated operating income. Operating income was $413.8 million in the six months ended June 30, 2020, a decrease of $167.7 million, or 28.8%, from $581.5 million in the comparable prior period. Our operating margin was 34.9% and 45.8% for the six months ended June 30, 2020 and 2019, respectively. These decreases were primarily driven by the write-off of a significant customer receivable in our cross border payments business of approximately $90 million, decreases in volume as a result of the COVID-19 pandemic, unfavorable movements in foreign exchange rates of approximately $20 million, lower fuel prices of approximately $13 million and the negative impact of acquisitions completed in 2019. These decreases were partially offset by the favorable impact of fuel spread margins of $41 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $218.9 million in the six months ended June 30, 2020, a decrease of $137.8 million, or 38.6%, from $356.7 million in the comparable prior period. North America operating margin was 27.6% and 43.8% and for the six months ended June 30, 2020 and 2019, respectively. These decreases were due primarily to the write-off of a significant customer receivable in our cross border payments business of approximately $90 million, decreases in volume as a result of the COVID-19 pandemic and the negative impact of acquisitions completed in 2019. These decreases were partially offset by the favorable impact of the macroeconomic environment of approximately $31 million, primarily driven by the impact of favorable fuel spread margins.

Brazil segment operating income. Brazil operating income was $68.9 million in the six months ended June 30, 2020, a decrease of $15.6 million, or 18.4%, from $84.4 million in the comparable prior period. Brazil operating margin was 39.5% and 40.3% for the six months ended June 30, 2020 and 2019, respectively. These decreases were due primarily by decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of the unfavorable impact of foreign exchange rates of $18 million.

International segment operating income. International operating income was $126.0 million in the six months ended June 30, 2020, a decrease of $14.4 million, or 10.2%, from $140.4 million in the comparable prior period. International operating margin was 57.3% and 57.4% for the six months ended June 30, 2020 and 2019, respectively. These decreases were primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of the macroeconomic environment of approximately $5 million, primarily driven by unfavorable movements in foreign exchange rates.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At June 30, 2020, we had approximately $1.9 billion in total liquidity, consisting of availability under our Credit

Facility (defined below) and cash. At June 30, 2020, we had approximately $1.1 billion available under our Credit Facility and available cash of $766 million, net of restricted cash. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2020, we had no additional liquidity under our Securitization Facility.
Additionally, we have immaterial outside basis differences in our investments in foreign subsidiaries and have not recorded incremental income taxes for any additional outside basis differences, as these amounts continue to be indefinitely reinvested in foreign operations.
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
•In April 2020, we amended the Credit Agreement to add a $250 million revolving D 364 day facility. As of August 10, 2020, there are no amounts drawn under this revolving D facility. We view this revolving facility as a precautionary measure to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities.
•During the second quarter, we repurchased approximately 127,000 shares in connection with employee stock sales for $32.2 million, as employees forfeited shares to cover taxes. At June 30, 2020, we had approximately $294.1 million remaining repurchase authorization under our current share repurchase program.
•We have never declared or paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future.
•While we intend to employ a disciplined and highly selective approach, we may pursue strategic business acquisitions in the future.
•We intend to balance discretionary spending and hiring with revenue and volume trends.
Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2020 and 2019 (in millions).

	Six Months Ended June 30,
(Unaudited)	2020	2019
Net cash provided by operating activities	$802.2	$550.0
Net cash used in investing activities	(37.4)	(282.9)
Net cash used in financing activities	(1,032.4)	(151.5)
Operating activities. Net cash provided by operating activities was $802.2 million in the six months ended June 30, 2020, an increase from $550.0 million in the comparable prior period. The increase in operating cash flows was primarily due to favorable working capital adjustments primarily due to the timing of cash receipts and payments in the six months ended June 30, 2020 over the comparable period in 2019.
Investing activities. Net cash used in investing activities was $37.4 million in the six months ended June 30, 2020 compared to $282.9 million in the six months ended June 30, 2019. The decrease was primarily due to the decrease in cash paid for acquisitions in the six months ended June 30, 2020 over the comparable period in 2019.

Financing activities. Net cash used in financing activities was $1,032.4 million in the six months ended June 30, 2020, compared to $151.5 million in the six months ended June 30, 2019. The increased use of cash is primarily due to an increase in repurchases of our common stock of $553 million and decreased net borrowings on our Securitization Facility of $405 million in the six months ended June 30, 2020 over the comparable period in 2019.
Capital spending summary
Our capital expenditures were $36.9 million in the six months ended June 30, 2020, a decrease of $4.9 million or 15.3%, from $32.0 million in the comparable prior period due to a reduction in discretionary spending as a result of the COVID-19 pandemic.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $5.11 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.535 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of June 30, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars, and (d) a revolving D facility in the amount of $250 million for borrowings in U.S. dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, we entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. The revolving D facility maturity date is April 23, 2021. The maturity date for the term loan B is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B and the revolving D facility) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. Interest on the revolving D facility accrues based on the Eurocurrency Rate plus a margin of 2.25% through July 23, 2020, 2.75% from July 24, 2020 through October 21, 2020, 3.25% from October 22, 2020 through January 19, 2021 and 3.75% thereafter, or at our option, the Base Rate plus a margin of 1.25% through July 23, 2020, 1.75% from July 24, 2020 through October 21, 2020, 2.25% from October 22, 2020 through January 19, 2021 and 2.75% thereafter. The Eurocurrency rate has a 0% floor for term loans and revolving A, B and C facility loans and a floor of 1% for the revolving D facility. In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility (excluding the revolving D facility) and a fixed rate per annum of 0.375% of the daily unused portion of the revolving D facility.
At June 30, 2020, the interest rate on the term loan A was 1.68%, the interest rate on the term loan B was 1.93%, the interest rate on the revolving A facility was 1.68%, and the interest rate on the revolving B facility was 1.68% for USD borrowings and 1.59% for GBP borrowings. The unused credit facility fee was 0.30% for revolving A, B and C facilities and 0.375% for the revolving D facility at June 30, 2020.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of June 30, 2020, we were in compliance with each of the covenants under the Credit Facility.
Our Credit Agreement contains a number of negative covenants restricting, among other things, limitations on liens (with exceptions for our Securitization Facility) and investments, incurrence or guarantees of indebtedness, mergers, acquisitions, dissolutions, liquidations and consolidations, dispositions, dividends and other restricted payments and prepayments of other indebtedness. In particular, we are not permitted to make any restricted payments (which includes any dividend or other distribution) except that we may declare and make dividend payments or other distributions to our stockholders so long as (i) on a pro forma basis both before and after the distribution the consolidated leverage ratio is not greater than 3.25 to 1.00 and we are in compliance with the financial covenants and (ii) no default or event of default shall exist or result therefrom. The Credit Agreement also contains customary events of default. The Credit Agreement includes financial covenants where the Company is required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 as of the end of any fiscal quarter provided that in connection with any Material Acquisition the leverage ratio may be increased to 4.25 to 1.00 for the quarter in which the Material Acquisition is consummated and the next three fiscal quarters; and a consolidated interest coverage ratio of no less than 4.00 to 1.00.
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
At June 30, 2020, we had $3.0 billion in borrowings outstanding on the term loan A, net of discounts and $338.9 million in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $6.6 million related to the revolving facilities as of June 30, 2020 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $8.4 million and $1.0 million at June 30, 2020, respectively.
During the six months ended June 30, 2020, we made principal payments of $82.4 million on the term loans, $726.6 million on the revolving facilities, and $55.9 million on the swing line revolving facility. In addition, we made principal payments on a notes payable related to an acquisition of $10.6 million.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we will pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $14.7 million of losses from accumulated other comprehensive income into interest expense during the six months ended June 30, 2020 as a result of these hedging instruments.
Securitization Facility
We are party to a $1.0 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. The Securitization Facility expires on November 14, 2020 and contains customary financial covenants. On April 24, 2020, we reduced our Securitization Facility commitment from $1.2 billion to $1.0 billion.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 0.26% plus 0.88% and 1.80% plus 0.88% as of June 30, 2020 and December 31, 2019, respectively. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2020 and December 31, 2019, respectively. We have unamortized debt issuance costs of $0.3 million and $0.7 million related to the Securitization Facility as of June 30, 2020 and December 31, 2019, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheet.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2020.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program")
authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our
Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program, 13,435,651 shares have been repurchased for an aggregate purchase price of $2.8 billion, leaving the Company up to $294.1 million available under the Program for future repurchases in shares of its common stock.

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

On December 18, 2019, the Company entered an accelerated stock repurchase agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed on February 20, 2020, at which time the Company received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $311.08.

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

Critical accounting policies and estimates
In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. In many instances, however, we reasonably could have used different accounting estimates and, in other instances, changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to estimates of this type as critical accounting estimates.
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2020, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2019. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Management’s Use of Non-GAAP Financial Measures
We have included in the discussion above certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

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

	Revenues, net		Key Performance Metric
	Three Months Ended June 30,		Three Months Ended June 30,
(Unaudited)	2020*	2019*	2020*	2019*
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$243.8	$291.3	99.7	124.5
Impact of acquisitions/dispositions	—	3.8	—	0.7
Impact of fuel prices/spread	13.1	—	—	—
Impact of foreign exchange rates	(7.2)	—	—	—
As reported	$249.8	$295.1	99.7	125.3
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$93.7	$112.2	13,670	20,244
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	(0.2)	—	—	—
Impact of foreign exchange rates	(0.9)	—	1	—
As reported	$92.6	$112.2	13,671	20,244
TOLLS - TAGS
Pro forma and macro adjusted	$88.7	$86.2	5.3	5.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(23.9)	—	—	—
As reported	$64.8	$86.2	5.3	5.0
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$40.7	$64.9	4.6	6.8
Impact of acquisitions/dispositions	—	(14.6)	—	(2.5)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$40.6	$50.2	4.6	4.3
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$26.5	$35.7	188.2	284.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$26.5	$35.7	188.2	284.1
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$53.7	$71.8	9.0	14.3
Impact of acquisitions/dispositions	—	(4.2)	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(2.9)	—	—	—
As reported	$50.8	$67.6	9.0	14.3

FLEETCOR CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$547.1	$662.1	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(15.0)
Impact of fuel prices/spread	12.9	—
Impact of foreign exchange rates	(34.9)	—
As reported	$525.1	$647.1

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, food, transportation and payroll card related businesses.
Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our Statement of Income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, (c) integration and deal related costs, and (d) other non-recurring items, including unusual losses occurring due largely to COVID-19, the impact of discrete tax items, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets and a business, loss on extinguishment of debt, legal settlements, and the unauthorized access impact.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our Statements of Income.

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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2020	2019	2020	2019
Net income	$158,488	$261,651	$305,548	$433,758
Stock based compensation	8,989	18,306	23,164	30,847
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	47,875	56,623	97,917	110,141
Investment (gain) loss	(33,709)	—	(31,338)	15,660
Integration and deal related costs[1]	5,902	—	9,267	—
Restructuring and related costs	4,727	—	4,727	—
Legal settlements/litigation	944	3,474	(5,037)	3,474
Write-off of customer receivable	—	—	90,058	—
Total pre-tax adjustments	34,727	78,403	188,758	160,122
Income tax impact of pre-tax adjustments at the effective tax rate[2]	(5,638)	(18,435)	(42,233)	(33,846)
Impact of discrete tax item[3]	9,848	(64,880)	9,848	(64,880)
Adjusted net income	$197,425	$256,739	$461,922	$495,154
Adjusted net income per diluted share	$2.28	$2.85	$5.29	$5.52
Diluted shares	86,570	90,131	87,380	89,694

[1] Beginning in the first quarter of 2020, the Company included integration and deal related costs in its definition to calculate adjusted net income and adjusted net income per diluted share. Prior period amounts were approximately $1.3 million and $2.8 million for the three and six months ended June 30, 2019, which we consider immaterial.

[2]Excludes the results of the Company's investment in the six months ended June 30, 2019, on our effective tax rate, as results from Masternaut investment are reported within the consolidated Statements of Income on a post-tax basis and no tax-over-book outside basis difference prior to disposition.

[3] Represents the impact of a discrete tax reserve adjustment related to prior year tax positions in 2020 and tax reform in 2019.
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
This report includes non-GAAP financial measures, which are used by the Company and investors as supplemental measures to evaluate the overall operating performance of companies in our industry. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. See "Management’s Use of Non-GAAP Financial Measures" elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these GAAP financial measures and a reconciliation to the nearest corresponding GAAP measure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2020, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which is pending with the court.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. For example, these risks now include risks related to the COVID-19 pandemic and related economic developments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2019, our Board increased the aggregate size of the Program by $1 billion, to $3.1 billion. Since the beginning of the Program through June 30, 2020, 13,435,651 shares have been repurchased for an aggregate purchase price of $2.8 billion, leaving the Company up to $294.1 million available under the Program for future repurchases in shares of its common stock.
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
On December 18, 2019, the Company entered an accelerated stock repurchase agreement ("2019 ASR Agreement") with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares based on a stock price of $285.70 on December 18, 2019. The 2019 ASR Agreement was completed on February 20, 2020, at which time the Company received 175,340 additional shares based on a final weighted average per share purchase price during the repurchase period of $311.08.
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
The following table presents information as of June 30, 2020, with respect to purchase of common stock of the Company made during the three months ended June 30, 2020 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2020 through April 30, 2020	12,532	$204.74	13,321,496	$323,737
May 1, 2020 through May 31, 2020	—	$—	13,321,496	$323,737
June 1, 2020 through June 30, 2020	114,155	$259.86	13,435,651	$294,072

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Amended and Restated Bylaws of FleetCor Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 8-K, File No. 001-35004, filed with the SEC on January 29, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 10, 2020.

FleetCor Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Eric R. Dey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric R. Dey