Form 10-Q
period 2020-09-30
FLEETCOR TECHNOLOGIES INC
filed 2020-11-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2020
Common Stock, $0.001 par value	83,401,626

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Months Ended September 30, 2020

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$788,854	$1,271,494
Restricted cash	582,006	403,743
Accounts and other receivables (less allowance for credit losses of $83,882 at September 30, 2020 and $70,890 at December 31, 2019)	1,552,695	1,568,961
Securitized accounts receivable—restricted for securitization investors	688,000	970,973
Prepaid expenses and other current assets	359,461	403,400
Total current assets	3,971,016	4,618,571
Property and equipment, net	189,953	199,825
Goodwill	4,613,597	4,833,047
Other intangibles, net	2,115,189	2,341,882
Investments	7,480	30,440
Other assets	196,764	224,776
Total assets	$11,093,999	$12,248,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,297,236	$1,249,586
Accrued expenses	299,396	275,511
Customer deposits	1,123,974	1,007,631
Securitization facility	688,000	970,973
Current portion of notes payable and lines of credit	645,769	775,865
Other current liabilities	141,432	183,502
Total current liabilities	4,195,807	4,463,068
Notes payable and other obligations, less current portion	3,158,810	3,289,947
Deferred income taxes	506,102	519,980
Other noncurrent liabilities	295,530	263,930
Total noncurrent liabilities	3,960,442	4,073,857
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 125,997,304 shares issued and 83,396,765 shares outstanding at September 30, 2020; and 124,626,786 shares issued and 85,342,156 shares outstanding at December 31, 2019	126	124
Additional paid-in capital	2,713,022	2,494,721
Retained earnings	5,207,094	4,712,729
Accumulated other comprehensive loss	(1,583,136)	(972,465)
Less treasury stock, 42,600,539 shares at September 30, 2020 and 39,284,630 shares at December 31, 2019	(3,399,356)	(2,523,493)
Total stockholders’ equity	2,937,750	3,711,616
Total liabilities and stockholders’ equity	$11,093,999	$12,248,541

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net	$585,283	$681,048	$1,771,522	$1,949,967
Expenses:
Processing	119,856	135,016	474,849	384,588
Selling	46,762	51,790	144,995	152,907
General and administrative	90,868	98,050	283,717	297,618
Depreciation and amortization	63,479	67,347	190,117	205,700
Other operating, net	(214)	(296)	(482)	(1,480)
Operating income	264,532	329,141	678,326	910,634
Investment loss (gain)	1,330	—	(30,008)	15,660
Other (income) expense, net	(3,591)	(120)	(10,477)	628
Interest expense, net	31,383	36,504	99,474	115,088
Total other expense	29,122	36,384	58,989	131,376
Income before income taxes	235,410	292,757	619,337	779,258
Provision for income taxes	46,593	66,952	124,972	119,695
Net income	$188,817	$225,805	$494,365	$659,563
Basic earnings per share	$2.26	$2.61	$5.87	$7.64
Diluted earnings per share	$2.19	$2.49	$5.68	$7.33
Weighted average shares outstanding:
Basic shares	83,719	86,662	84,170	86,332
Diluted shares	86,273	90,522	87,006	89,976

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$188,817	$225,805	$494,365	$659,563
Other comprehensive loss:
Foreign currency translation losses, net of tax	(10,328)	(180,317)	(577,189)	(148,282)
Net change in derivative contracts, net of tax	9,167	(6,164)	(33,482)	(52,538)
Total other comprehensive loss	(1,161)	(186,481)	(610,671)	(200,820)
Total comprehensive income (loss)	$187,656	$39,324	$(116,306)	$458,743
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616
Net income	—	—	147,060	—	—	147,060
Other comprehensive loss, net of tax	—	—	—	(619,659)	—	(619,659)
Acquisition of common stock	—	75,000	—	—	(605,237)	(530,237)
Share-based compensation	—	14,175	—	—	—	14,175
Issuance of common stock	1	73,273	—	—	—	73,274
Balance at March 31, 2020	125	2,657,169	4,859,789	(1,592,124)	(3,128,730)	2,796,229
Net income	—	—	158,488	—	—	158,488
Other comprehensive income, net of tax	—	—	—	10,149	—	10,149
Acquisition of common stock	—	—	—	—	(32,230)	(32,230)
Share-based compensation	—	8,989	—	—	—	8,989
Issuance of common stock	1	24,808	—	—	—	24,809
Balance at June 30, 2020	126	2,690,966	5,018,277	(1,581,975)	(3,160,960)	2,966,434
Net income	—	—	188,817	—	—	188,817
Other comprehensive loss, net of tax	—	—	—	(1,161)	—	(1,161)
Acquisition of common stock	—	—	—	—	(238,396)	(238,396)
Share-based compensation	—	11,905	—	—	—	11,905
Issuance of common stock	—	10,151	—	—	—	10,151
Balance at September 30, 2020	$126	$2,713,022	$5,207,094	$(1,583,136)	$(3,399,356)	$2,937,750

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
Net income	—	—	172,107	—	—	172,107
Other comprehensive loss, net of tax	—	—	—	(20,334)	—	(20,334)
Acquisition of common stock	—	33,000	—	—	(36,322)	(3,322)
Share-based compensation	—	12,541	—	—	—	12,541
Issuance of common stock	—	29,795	—	—	—	29,795
Balance at March 31, 2019	123	2,382,179	3,989,763	(934,192)	(1,906,906)	3,530,967
Net income	—	—	261,651	—	—	261,651
Other comprehensive income, net of tax	—	—	—	5,995	—	5,995
Acquisition of common stock	—	—	—	—	(702)	(702)
Share-based compensation	—	18,306	—	—	—	18,306
Issuance of common stock	—	27,155	—	—	—	27,155
Balance at June 30, 2019	$123	$2,427,640	$4,251,414	$(928,197)	$(1,907,608)	$3,843,372
Net income	—	—	225,805	—	—	225,805
Other comprehensive loss, net of tax	—	—	—	(186,481)	—	(186,481)
Acquisition of common stock	—	—	—	—	(58,336)	(58,336)
Share-based compensation	—	15,273	—	—	—	15,273
Issuance of common stock	—	60,677	—	—	—	60,677
Balance at September 30, 2019	$123	$2,503,590	$4,477,219	$(1,114,678)	$(1,965,944)	$3,900,310

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$494,365	$659,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,150	46,393
Stock-based compensation	35,069	46,120
Provision for losses on accounts and other receivables	152,485	54,735
Amortization of deferred financing costs and discounts	5,028	3,741
Amortization of intangible assets and premium on receivables	141,967	159,307
Deferred income taxes	(5,747)	11,142
Investment (gain) loss	(30,008)	15,660
Other non-cash operating income	(482)	(1,778)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	49,690	(472,378)
Prepaid expenses and other current assets	26,105	(77,836)
Other assets	6,129	(26,578)
Accounts payable, accrued expenses and customer deposits	291,945	373,044
Net cash provided by operating activities	1,214,696	791,135
Investing activities
Acquisitions, net of cash acquired	(72,557)	(334,860)
Purchases of property and equipment	(55,019)	(48,681)
Proceeds from disposal of investment	52,963	—
Net cash used in investing activities	(74,613)	(383,541)
Financing activities
Proceeds from issuance of common stock	95,780	117,627
Repurchase of common stock	(788,409)	(59,362)
(Payments) borrowings on securitization facility, net	(282,973)	106,000
Deferred financing costs paid and debt discount	(2,474)	(2,421)
Proceeds from issuance of notes payable	—	700,000
Principal payments on notes payable	(134,097)	(97,313)
Borrowings from revolver	1,198,500	965,709
Payments on revolver	(1,287,899)	(1,992,296)
(Payments) borrowings on swing line of credit, net	(20,111)	1,775
Other	(244)	(189)
Net cash used in financing activities	(1,221,927)	(260,470)
Effect of foreign currency exchange rates on cash	(222,533)	(46,140)
Net (decrease) increase in cash and cash equivalents and restricted cash	(304,377)	100,984
Cash and cash equivalents and restricted cash, beginning of period	1,675,237	1,364,893
Cash and cash equivalents and restricted cash, end of period	$1,370,860	$1,465,877
Supplemental cash flow information
Cash paid for interest	$98,564	$136,850
Cash paid for income taxes	$119,089	$148,727

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2020
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the period. Gains and losses from foreign currency transactions are included in net income.
The Company recognized the following foreign exchange gains/losses on long-term intra-entity transactions, net of tax, and foreign exchange gains/losses within the Unaudited Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Long-term intra-entity gain (loss)	$50.4	$(48.4)	235.8	(81.7)
Foreign exchange gain	3.7	0.1	3.2	0.3
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
In the Company's cross-border payments business, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The gain or loss on changes in the fair value of these derivatives are recorded in revenues, net in the Unaudited Consolidated Statements of Income.
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
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific spend categories, including fuel, lodging, tolls, and general corporate payments, as well as gift card solutions (stored value cards and e-cards). The Company provides products that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 80% of total consolidated revenues, net, for the three and nine months ended September 30, 2020. The Company accounts for remaining revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company also writes foreign currency forward and options contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivatives accounting (ASC 815, "Derivatives").

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by product (in millions) for the three and nine months ended September 30 was as follows:

Revenues, net by Product*[1]	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
Fuel	$255	44%	$296	43%	797	45%	874	45%
Corporate Payments	107	18%	120	18%	319	18%	329	17%
Tolls	68	12%	89	13%	215	12%	264	14%
Lodging	53	9%	56	8%	150	8%	148	8%
Gift	39	7%	48	7%	108	6%	133	7%
Other	64	11%	72	11%	182	10%	203	10%
Consolidated revenues, net	$585	100%	$681	100%	1,772	100%	1,950	100%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its Corporate Payments business, resulting in reclassification of payroll paycard revenue from Corporate Payments to Other.

*Columns may not calculate due to rounding.

Revenue by geography (in millions) for the three and nine months ended September 30 was as follows:

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
United States	$357	61%	$414	61%	1,090	62%	1,174	60%
Brazil	80	14%	106	16%	254	14%	316	16%
United Kingdom	70	12%	68	10%	193	11%	205	10%
Other	78	13%	93	14%	235	13%	256	13%
Consolidated revenues, net	585	100%	681	100%	1,772	100%	1,950	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $53.7 million and $71.8 million as of September 30, 2020 and December 31, 2019, respectively. We expect to recognize approximately $33.3 million and $42.6 million of these amounts in revenues within 12 months and the remaining $20.4 million and $29.2 million over the next five years as of September 30, 2020 and December 31, 2019, respectively. Revenue recognized in the nine months ended September 30, 2020 that was included in the deferred revenue contract liability as of December 31, 2019 was approximately $34.0 million.

Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its Cambridge business. Timing in the receipt of cash from customers results in intermediary balances in the receivable from the customers and the payment to the customers' counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's exposure with these customers' counterparties, with the receivables from the customers. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2020 and December 31, 2019, (in millions).

	September 30, 2020			December 31, 2019
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$1,461.7	$(1,421.8)	$39.9	$1,139.1	$(1,084.6)	$54.5
Liabilities
Accounts Payable	$1,455.1	$(1,421.8)	$33.3	$1,140.4	$(1,084.6)	$55.8

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
2. Accounts and Other Receivables
The Company's accounts and other receivables and securitized accounts receivable include the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Gross domestic accounts receivable	$847,080	$734,410
Gross domestic securitized accounts receivable	688,000	970,973
Gross foreign receivables	789,497	905,441
Total gross receivables	2,324,577	2,610,824
Less allowance for credit losses	(83,882)	(70,890)
Net accounts and other receivables and securitized accounts receivable	$2,240,695	$2,539,934
The Company maintains a $1.0 billion revolving trade accounts receivable securitization facility (the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility relate to our U.S. trade receivables resulting from charge card activity. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding") a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, up to $1.0 billion of undivided ownership interests in this pool of accounts receivable to banks and a multi-seller, asset-backed commercial paper conduit ("Conduit"). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the banks and Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.

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
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities. The maturity date for the Company's Securitization Facility is November 14, 2020. On August 21, 2020, the Company signed a commitment letter to enter into an amendment to the Securitization Facility, effective on November 13, 2020, which will, among other things, extend the term to November 12, 2021, unless further extended.
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our foreign currency trading business during the nine months ended September 30, 2020. The Company's estimated expected credit losses as of September 30, 2020, included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the nine months ended September 30 is as follows (in thousands):

	2020	2019
Allowance for credit losses beginning of period	$70,890	$59,963
Provision for credit losses	152,485	54,735
Write-offs	(138,939)	(51,273)
Recoveries	7,861	3,297
Impact of foreign currency	(8,415)	(2,057)
Allowance for credit losses end of period	$83,882	$64,665

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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, (in thousands).

	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Repurchase agreements	$312,939	$—	$312,939	$—
Money market	46,846	—	46,846	—
Certificates of deposit	172	—	172	—
Foreign exchange derivative contracts	97,799	—	97,799	—
Total assets	$457,756	$—	$457,756	$—
Cash collateral for foreign exchange derivative contracts	$18,984	$—	$—	$—
Liabilities:
Interest rate swaps	$100,722	$—	$100,722
Foreign exchange derivative contracts	79,141	—	79,141	—
Total liabilities	$179,863	$—	$179,863	$—
Cash collateral obligation for foreign exchange derivative contracts	$24,234	$—	$—	$—

December 31, 2019
Assets:
Repurchase agreements	$833,658	$—	$833,658	$—
Money market	54,978	—	54,978	—
Certificates of deposit	27,022	—	27,022	—
Trading Securities	22,955	22,955	—	—
Foreign exchange derivative contracts	72,076	—	72,076	—
Total assets	$1,010,689	$22,955	$987,734	$—
Cash collateral for foreign exchange derivative contracts	$6,086	$—	$—	$—
Liabilities:
Interest rate swaps	$56,418	$—	$56,418	$—
Foreign exchange derivative contracts	60,909	—	60,909	—
Total liabilities	$117,327	$—	$117,327	$—
Cash collateral obligation for foreign exchange derivative contracts	$25,618	$—	$—	$—

The Company utilizes Level 1 fair value for financial assets designated as trading securities for which there are quoted market prices. During the nine month period ended September 30, 2020, the Company recognized a $30.0 million gain on trading securities sold. Cash flow from trading securities sold was recognized within the Investing section of the Statement of Cash Flows based on the nature of the investment.

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

The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Unaudited Consolidated Balance Sheet at September 30, 2020. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Unaudited Consolidated Balance Sheet at September 30, 2020.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for September 30, 2020 and December 31, 2019.
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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values is $7.5 million at September 30, 2020.
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
4. Stockholders' Equity

The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, the Board increased the aggregate size of the Program by $1 billion, to $4.1 billion. Since the beginning of the Program, 14435566 shares have been repurchased for an aggregate purchase price of $3.0 billion, leaving the Company up to approximately $1.06 billion available under the Program for future repurchases in shares of its common stock.
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
The table below summarizes the expense related to share-based payments recognized in the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$5,294	$7,038	$18,069	$26,901
Restricted stock	6,610	8,235	16,999	19,219
Stock-based compensation	$11,904	$15,273	$35,069	$46,120
The tax benefits recorded on stock based compensation were $52.1 million and $36.8 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2020 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$39,576	1.90
Restricted stock	33,479	2.07
Total	$73,055

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

The following summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2020 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,263	$124.38	5,137	$109.03		$1,022,860
Granted	488	214.31			$52.76
Exercised	(1,240)	86.52				188,010
Forfeited	(122)	192.81
Outstanding at September 30, 2020	5,389	$139.73	4,135	$121.04		$530,017
Expected to vest as of September 30, 2020	1,253	$201.40
The aggregate intrinsic value of stock options exercisable at September 30, 2020 was $484.0 million. The weighted average remaining contractual term of options exercisable at September 30, 2020 was 4.6 years.

The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the nine months ended September 30, 2020 and 2019:

	September 30,
	2020	2019
Risk-free interest rate	0.38%	2.40%
Dividend yield	—	—
Expected volatility	30.91%	26.41%
Expected life (in years)	3.9	3.7
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

The fair value of restricted stock units granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during 2019. There were no restricted stock shares granted with market based vesting conditions during the first nine months of 2020.

2019
Risk-free interest rate	1.48%
Dividend yield	—
Expected volatility	25.40%
Expected life (in years)	2.36

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2020 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	243	$246.34
Granted	171	259.35
Vested	(130)	223.48
Canceled or forfeited	(97)	256.92
Outstanding at September 30, 2020	187	$261.94

6. Acquisitions
2020 Acquisitions
On August 10, 2020, the Company completed the acquisition of a business in the lodging space in the U.S. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment. In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $3.8 million. These noncompete agreements were accounted for separately from the business acquisition.
The following table summarizes the acquisition accounting (in thousands):

Accounts and other receivables	$6,027
Prepaid expenses and other current assets	983
Property and equipment	3,167
Other assets	1,290
Goodwill	23,593
Other intangibles	36,900
Current liabilities	(1,127)
Other noncurrent liabilities	(782)
Aggregate purchase price	$70,051

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	5	$1,800
Licensed Software and Technology	10	4,400
Proprietary Technology	5	8,400
Supplier Network	10	300
Customer Relationships	16	22,000
		$36,900
The accounting for these acquisitions is preliminary as the Company is still completing the valuation of goodwill, intangible assets, income taxes and evaluation of acquired contingencies.

Other
On September 17, 2020, the Company signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close in 2021, subject to regulatory approval and standard closing conditions.
2019 Acquisitions

NvoicePay
On April 1, 2019, the Company completed the acquisition of NvoicePay, a provider of full accounts payable automation for businesses. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired of $4.1 million. This acquisition further expands the Company's corporate payments product offering. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from NvoicePay are reported in the North America segment. Along with the acquisition of NvoicePay, the Company signed noncompete agreements with certain parties with an estimated fair value of $10.7 million that were accounted for separately from the business acquisition.

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
		$44,750
Other
During 2019, the Company acquired SOLE Financial, a payroll card provider in the U.S., r2c, a fleet maintenance, compliance and workshop management software provider in the U.K., and Travelliance, an airline lodging provider in the U.S. The aggregate purchase price of these acquisitions was approximately $207 million, net of cash. The Company signed noncompete agreements with certain parties with an estimated fair value of $9.0 million that were accounted for separately from the business acquisitions.

The following table summarizes acquisition accounting for the SOLE, r2c, and Travelliance acquisitions (in thousands):

Accounts and other receivables	$91,457
Prepaid expenses and other current assets	1,833
Property and equipment	922
Other assets	8,650
Goodwill	121,460
Other intangibles	80,726
Current liabilities	(78,473)
Other noncurrent liabilities	(4,657)
Deferred taxes	(15,245)
Aggregate purchase price	$206,673

The accounting for the Travelliance acquisition is preliminary and subject to working capital adjustments.

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2019	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2020
Segment
North America	$3,369,173	$23,593	$2,052	$(4,886)	$3,389,932
Brazil	756,975	—	—	(216,402)	540,573
International	706,899	—		(23,807)	683,092
	$4,833,047	$23,593	$2,052	$(245,095)	$4,613,597

As of September 30, 2020 and December 31, 2019, other intangibles consisted of the following (in thousands):

		September 30, 2020			December 31, 2019
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.2	$2,633,710	$(1,065,679)	$1,568,031	$2,698,327	$(943,537)	$1,754,790
Trade names and trademarks—indefinite lived	N/A	467,130	—	467,130	496,306	—	496,306
Trade names and trademarks—other	11.4	7,015	(3,244)	3,771	5,384	(2,877)	2,507
Software	6.2	246,478	(190,280)	56,198	242,783	(180,839)	61,944
Non-compete agreements	4.0	66,118	(46,059)	20,059	65,560	(39,225)	26,335
Total other intangibles		$3,420,451	$(1,305,262)	$2,115,189	$3,508,360	$(1,166,478)	$2,341,882
Changes in foreign exchange rates resulted in a $127.3 million decrease to the carrying values of other intangibles in the nine months ended September 30, 2020. Amortization expense related to intangible assets for the nine months ended September 30, 2020 and 2019 was $138.8 million and $155.9 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term loans, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2020	December 31, 2019
Term Loan A note payable (a), net of discounts	$2,961,741	$3,080,789
Term Loan B note payable (a), net of discounts	338,131	340,481
Revolving line of credit A Facility(a)	410,000	325,000
Revolving line of credit B Facility(a)	45,694	225,477
Revolving line of credit A Facility - domestic swing line (a)	12,000	—
Revolving line of credit B Facility - foreign swing line (a)	16,090	52,038
Other debt(c)	20,923	42,027
Total notes payable and other obligations	3,804,579	4,065,812
Securitization Facility(b)	688,000	970,973
Total notes payable, credit agreements and Securitization Facility	$4,492,579	$5,036,785
Current portion	$1,333,769	$1,746,838
Long-term portion	3,158,810	3,289,947
Total notes payable, credit agreements and Securitization Facility	$4,492,579	$5,036,785
 ______________________
(a)The Company has a Credit Agreement that provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of September 30, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, the Company entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. On August 20, 2020, the Company terminated the revolving D facility. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. The maturity date for the term loan B is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. The Eurocurrency rate has a 0% floor. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility. At September 30, 2020, the interest rate on the term loan A was 1.65%, the interest rate on the term loan B was 1.90%, the interest rate on the revolving A facility was 1.65%, and the interest rate on the revolving B facility was 1.55% for GBP borrowings. The unused credit facility fee was 0.30% at September 30, 2020.
(b)The Company is party to a $1.0 billion Securitization Facility. On April 24, 2020, the Company reduced the Securitization Facility commitment from $1.2 billion to $1.0 billion. There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as of September 30, 2020 and December 31, 2019. The program fee was 0.16% plus 0.88% as of September 30, 2020 and 1.80% plus 0.88% as of December 31, 2019. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2020 and December 31, 2019. We have unamortized debt issuance costs of $1.6 million and $0.7 million related to the Securitization Facility as of September 30, 2020 and December 31, 2019, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheet. On August 21, 2020, the Company executed a commitment letter to enter into the seventh amendment to the Securitization Facility effective November 13, 2020. This amendment will extend the Securitization Facility termination date to November 12, 2021, add an uncommitted accordion to increase the purchase limit by up to $500 million, revise obligor concentration limits and reserve calculations, add a 0.375% LIBOR floor and modify certain swing line terms. In addition, the program fee for LIBOR borrowings will increase from 0.90% to 1.25% and the program fee for Commercial Paper Rate borrowings will increase from 0.80% to 1.15%.
(c)Other debt includes the long-term portion of deferred payments associated with business acquisitions and deferred revenue.
The Company was in compliance with all financial and non-financial covenants at September 30, 2020. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Note 13 for further details.

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
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2020 and 2019 to income before income taxes for the three months ended September 30, 2020 and 2019 due to the following (in thousands):

	2020		2019
Computed “expected” tax expense	$49,436	21.0%	$61,479	21.0%
Changes resulting from:
Foreign income tax differential	(3,364)	(1.4)%	(2,904)	(1.0)%
Excess tax benefit related to stock-based compensation	(13,449)	(5.7)%	(10,059)	(3.4)%
State taxes net of federal benefits	786	0.3%	3,324	1.1%
Foreign-sourced nontaxable income	2,416	1.0%	(1)	—%
Foreign withholding	3,764	1.6%	5,150	1.8%
GILTI, net of foreign tax credits	2,341	1.0%	2,486	0.9%
Other	4,663	2.0%	7,477	2.5%
Provision for income taxes	$46,593	19.8%	$66,952	22.9%

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2020, and 2019 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$188,817	$225,805	$494,365	$659,563
Denominator for basic earnings per share	83,719	86,662	84,170	86,332
Dilutive securities	2,554	3,860	2,836	3,644
Denominator for diluted earnings per share	86,273	90,522	87,006	89,976
Basic earnings per share	$2.26	$2.61	$5.87	$7.64
Diluted earnings per share	$2.19	$2.49	$5.68	$7.33

Diluted earnings per share for the three months ended September 30, 2020 and 2019 excludes the effect of 0.3 million and 27 thousand, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.1 million and 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended September 30, 2020 and 2019, respectively.

11. Segments

As previously described in our Annual Report on Form 10-K for the year ended December 31, 2019, the Company historically managed and reported our operating results through two reportable segments, defined by geographic regions: North America and International. In the first quarter of 2020, we evaluated the identification of our operating and reportable segments based upon changes in business models, management reporting, and how the Chief Operating Decision Maker ("CODM") is currently allocating resources, assessing performance and reviewing financial information. We determined that these changes caused the composition of our reportable segments to change and that Brazil represented a third operating and reportable segment, which was previously reported in the International segment. We now manage and report our operating results through three operating and reportable segments defined by geographic regions: North America, Brazil and International, which aligns with how the CODM allocates resources, assesses performance and reviews financial information. This change in reporting segments did not impact our determination of reporting units.

The Company’s segment results are as follows for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net:
North America	$383,828	$442,704	$1,175,950	$1,257,544
Brazil	79,596	106,574	253,722	315,854
International	121,859	131,770	341,850	376,569
	$585,283	$681,048	$1,771,522	$1,949,967
Operating income:
North America	$153,328	$205,558	$372,219	$562,230
Brazil	35,600	42,469	104,462	126,884
International	75,604	81,114	201,645	221,520
	$264,532	$329,141	$678,326	$910,634
Depreciation and amortization:
North America	$39,390	$39,309	$115,913	$119,476
Brazil	12,260	16,224	39,019	49,314
International	11,829	11,814	35,185	36,910
	$63,479	$67,347	$190,117	$205,700
Capital expenditures:
North America	$12,053	$10,340	$35,590	$30,023
Brazil	3,501	4,296	10,309	12,273
International	2,595	2,070	9,120	6,385
	$18,149	$16,706	$55,019	$48,681

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020.

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

The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of September 30, 2020 and December 31, 2019 (in millions) is presented in the table below.

	Notional
	September 30, 2020	December 31, 2019
Foreign exchange contracts:
Swaps	$926.5	$599.5
Futures, forwards and spot	3,537.6	3,017.1
Written options	6,051.6	6,393.9
Purchased options	5,644.7	5,830.8
Total	$16,160.4	$15,841.3

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

The following table summarizes the fair value of foreign currency derivatives reported in the Unaudited Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020				December 31, 2019
	Fair Value, Gross		Fair Value, Net		Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$198.7	$180.0	$97.8	$79.1	$114.9	$103.8	$72.1	$60.9
Cash collateral	19.0	24.2	19.0	24.2	6.1	25.6	6.1	25.6
Total net of cash collateral	$179.7	$155.8	$78.8	$54.9	$108.8	$78.2	$66.0	$35.3
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable have been recorded net within the Unaudited Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Unaudited Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company or they cease to do business with the Company. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of September 30, 2020, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of September 30, 2020	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Unaudited Consolidated Balance Sheets, as of September 30, 2020 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

	As of September 30, 2020
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other liabilities	$100.7

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statements of Income and other comprehensive loss for the nine months ended September 30, 2020 (in millions):

2020
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income (loss) on derivatives, net of tax of $24.6 million	$33.5
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	26.9

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $49.0 million at September 30, 2020.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Swap Contracts	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(929,713)	$(42,752)	$(972,465)
Other comprehensive loss before reclassifications	(577,189)	(85,033)	(662,222)
Amounts reclassified from AOCI	—	26,949	26,949
Tax effect	—	24,602	24,602
Other comprehensive loss	(577,189)	(33,482)	(610,671)
Balance at September 30, 2020	$(1,506,902)	$(76,234)	$(1,583,136)

	Cumulative Foreign Currency Translation	Unrealized Gains/Losses on Swap Contracts	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2019	$(913,858)	$—	$(913,858)
Other comprehensive loss before reclassifications	(148,282)	(71,703)	(219,985)
Amounts reclassified from AOCI	—	2,185	2,185
Tax effect	—	16,980	16,980
Other comprehensive loss	(148,282)	(52,538)	(200,820)
Balance at September 30, 2019	$(1,062,140)	$(52,538)	$(1,114,678)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. This discussion should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. See “Special Cautionary Notice Regarding Forward-Looking Statements”.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have created adverse impacts on the U.S. and global economies and it is unclear how long the pandemic and related economic impacts will continue. The COVID-19 pandemic has impacted our business operations for the first nine months of 2020 as described in more detail under “Results of Operations” below, due to a significant decrease in the level of business activity across industries worldwide, which reduced the volume of payment services provided to our customers and revenue generated beginning during the second half of the last month of the first quarter and continuing through the date of this Report.

The evolving COVID-19 pandemic has had, and could continue to have, an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, travel and logistics restrictions and general decreases in the level of consumer confidence and business activity. We expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be negatively impacted by certain factors arising from the pandemic including, but not limited to:
•changes in business and consumer confidence and spending habits, including negative trends in our customers’ purchasing patterns due to decreased levels of business activity, credit availability, high debt levels and financial distress;
•lower fuel prices and related tightening of fuel spread prices;
•slowdowns in the volume of commercial trucking;
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

If the COVID-19 pandemic continues to impact the world economy and our customers, in particular, by restricting day-to-day operations and business activity generally, our annual revenues for the 2020 fiscal year will be adversely impacted. The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity for the remainder of the 2020 fiscal year and into the 2021 fiscal year will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to the impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.
We have been taking steps to mitigate the potential risks related to the circumstances and impacts of COVID-19. We are focused on addressing these recent challenges with proactive actions designed to protect our employees, provide uninterrupted service to our customers, and meet our near term liquidity needs. Such actions include, but are not limited to:
•Safety: ensuring the safety of our approximately 8,000 employees worldwide by transitioning the vast majority of our employees to work from home;
•Business Continuity: ensuring that our systems and payment products continue to operate efficiently for our customers;
•Liquidity: consolidating cash to the United States from around the world and actively monitoring our availability under our existing credit facilities;
•Expenses: slowing discretionary sales and technology spending, furloughing contractors, and the executive team taking pay cuts; and

•Credit: in select distressed verticals, tightening customer credit lines and payment terms, including closing inactive lines, reducing unused capacity, and reducing payment terms.

These efforts may not be enough to offset the anticipated impact of the COVID-19 pandemic. See “The extent to which the outbreak of the novel strain of the coronavirus (COVID-19) and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict” in Part II, Item 1A. Risk Factors of the previously filed Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2020.

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
As previously described in our Annual Report on Form 10-K for the year ended December 31, 2019, we have historically managed and reported our operating results through two reportable segments, defined by geographic region: North America and International. In the first quarter of 2020, we evaluated the identification of our operating and reportable segments based upon changes in business models, management reporting, and how the Chief Operating Decision Maker (CODM) is currently allocating resources, assessing performance and reviewing financial information. We determined that these changes caused the composition of our reportable segments to change and that Brazil represented a third operating and reportable segment, which was previously reported in the International segment. We now manage and report our operating results through three operating and reportable segments defined by geographic region: North America, Brazil and International, which aligns with how the CODM allocates resources, assesses performance and reviews financial information.
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
Revenues, net, by Segment. The presentation of segment information has been recast for prior periods to align with our current segment presentation. For the three and nine months ended September 30, 2020 and 2019, our segments generated the following revenue (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$383.8	65.6%	$442.7	65.0%	$1,176.0	66.4%	$1,257.5	64.5%
Brazil	79.6	13.6%	106.6	15.6%	253.7	14.3%	315.9	16.2%
International	121.9	20.8%	131.8	19.4%	341.9	19.3%	376.6	19.3%
	$585.3	100.0%	$681.0	100.0%	$1,771.5	100.0%	$1,950.0	100.0%

Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2020	2019	2020	2019
Revenues, net	$585.3	$681.0	$1,771.5	$1,950.0
Net income	$188.8	$225.8	$494.4	$659.6
Net income per diluted share	$2.19	$2.49	$5.68	$7.33

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2020	2019	2020	2019
Adjusted net income	$241.9	$280.6	$703.9	$775.7
Adjusted net income per diluted share	$2.80	$3.10	$8.09	$8.62
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
Lodging represents approximately 9% of our revenues. Our lodging products provide customers with a proprietary network of hotels with discounted room rates, centralized billing and robust reporting to help customers manage and control costs. In our lodging products, we define a transaction as a hotel room night purchased by a customer. In our lodging products, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the hotel for a given transaction. Our products may also charge fees for access to the network and ancillary services provided.
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
The remaining 11% of revenues represents other products, which include telematics, maintenance, food, a payroll card solution for employers to distribute wages, and transportation related offerings.
The following table presents revenue and revenue per key performance metric by product for the three months ended September 30, 2020 and 2019 (in millions).*

	As Reported				Pro Forma and Macro Adjusted[3]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2020	2019	Change	% Change	2020	2019	Change	% Change
FUEL
'- Revenues, net	$255.1	$295.6	$(40.5)	(14)%	$262.4	$295.6	$(33.2)	(11)%
'- Transactions	113.6	129.4	(15.8)	(12)%	113.6	129.4	(15.8)	(12)%
'- Revenues, net per transaction	$2.25	$2.28	$(0.04)	(2)%	$2.31	$2.28	$0.03	1%
CORPORATE PAYMENTS
'- Revenues, net[1]	$106.5	$120.0	$(13.5)	(11)%	$106.5	$120.0	$(13.4)	(11)%
'- Spend volume	$15,567	$19,033	$(3,466)	(18)%	$15,567	$19,033	$(3,466)	(18)%
'- Revenue, net per spend $	0.68%	0.63%	0.05%	9%	0.68%	0.63%	0.05%	9%
TOLLS
'- Revenues, net	$67.6	$88.7	$(21.1)	(24)%	$91.6	$88.7	$2.9	3%
'- Tags (average monthly)	5.4	5.1	0.3	5%	5.4	5.1	0.3	5%
'- Revenues, net per tag	$12.60	$17.43	$(4.83)	(28)%	$17.06	$17.43	$(0.37)	(2)%
LODGING
'- Revenues, net	$52.9	$56.4	$(3.5)	(6)%	$52.9	$78.2	$(25.3)	(32)%
'- Room nights	5.4	4.4	1.0	22%	5.4	7.1	(1.7)	(24)%
'- Revenues, net per room night	$9.77	$12.74	$(2.97)	(23)%	$9.77	$10.94	$(1.16)	(11)%
GIFT
'- Revenues, net	$39.1	$48.5	$(9.4)	(19)%	$39.1	$48.5	$(9.4)	(19)%
'- Transactions	242.7	277.8	(35.1)	(13)%	242.7	277.8	(35.1)	(13)%
'- Revenues, net per transaction	$0.16	$0.17	$(0.01)	(8)%	$0.16	$0.17	$(0.01)	(8)%
OTHER[2]
'- Revenues, net[1]	$64.1	$71.9	$(7.8)	(11)%	$65.6	$71.9	$(6.4)	(9)%
'- Transactions[1]	9.9	14.6	(4.7)	(32)%	9.9	14.6	(4.7)	(32)%
'- Revenues, net per transaction	$6.48	$4.93	$1.55	31%	$6.63	$4.93	$1.69	34%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$585.3	$681.0	$(95.8)	(14)%	$618.0	$702.9	$(84.9)	(12)%

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
Sources of Expenses
We incur expenses in the following categories:
•Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, credit losses and cost of goods sold related to our hardware sales in certain businesses.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 62% and 60% of our revenue in the nine months ended September 30, 2020 and 2019, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.

•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in the three months ended September 30, 2020 and 2019, respectively. We believe approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in the nine months ended September 30, 2020 and 2019, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel-price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel-price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel-price spread expansion. We believe approximately 7% and 5% of revenues, net were directly impacted by fuel-price spreads in both the three months ended September 30, 2020 and 2019, respectively. We believe approximately 8% and 5% of revenues, net were directly impacted by fuel-price spreads in both the nine months ended September 30, 2020 and 2019, respectively.
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
•Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt. On January 22, 2019, the Company entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR.
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

Acquisitions and Investments
On September 17, 2020, we signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close in 2021, subject to regulatory approval and standard closing conditions.
On August 10, 2020, we acquired a business in the lodging space in the U.S.
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

We report our results from our 2020 and 2019 U.S. acquisitions in our North America segment from the dates of acquisition. We report our results from our 2019 U.K. acquisition in our International segment from the date of acquisition.

Dispositions
During the third quarter of 2020, we sold a trading security investment.
As part of our plans to exit the telematics business, we sold our investment in Masternaut to Michelin Group during the second quarter of 2019. We impaired our investment in Masternaut by an additional $15.6 million during 2019, resulting in no gain or loss when the investment was sold.
Results of Operations
Three months ended September 30, 2020 compared to the three months ended September 30, 2019
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the three months ended September 30, 2020 and 2019 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2020	% of Total Revenues, net	Three Months Ended September 30, 2019	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$383.8	65.6%	$442.7	65.0%	$(58.9)	(13.3)%
Brazil	79.6	13.6%	106.6	15.6%	(27.0)	(25.3)%
International	121.9	20.8%	131.8	19.4%	(9.9)	(7.5)%
Total revenues, net	585.3	100.0%	681.0	100.0%	(95.8)	(14.1)%
Consolidated operating expenses:
Processing	119.9	20.5%	135.0	19.8%	(15.2)	(11.2)%
Selling	46.8	8.0%	51.8	7.6%	(5.0)	(9.7)%
General and administrative	90.9	15.5%	98.1	14.4%	(7.2)	(7.3)%
Depreciation and amortization	63.5	10.8%	67.3	9.9%	(3.9)	(5.7)%
Other operating, net	(0.2)	—%	(0.3)	—%	(0.1)	(28)%
Operating income	264.5	45.2%	329.1	48.3%	(64.6)	(19.6)%
Investment loss	1.3	0.2%	—	—%	1.3	NM
Other (income) expense, net	(3.6)	(0.6)%	(0.1)	—%	3.5	NM
Interest expense, net	31.4	5.4%	36.5	5.4%	(5.1)	(14.0)%
Provision for income taxes	46.6	8.0%	67.0	9.8%	(20.4)	(30.4)%
Net income	$188.8	32.3%	$225.8	33.2%	$(37.0)	(16.4)%
Operating income for segments:
North America	$153.3		$205.6		$(52.2)	(25.4)%
Brazil	35.6		42.5		(6.9)	(16.2)%
International	75.6		81.1		(5.5)	(6.8)%
Operating income	$264.5		$329.1		$(64.6)	(19.6)%
Operating margin for segments:
North America	39.9%		46.4%		(6.5)%
Brazil	44.7%		39.8%		4.9%
International	62.0%		61.6%		0.5%
Consolidated	45.2%		48.3%		(3.1)%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Our consolidated revenues were $585.3 million in the three months ended September 30, 2020, a decrease of $95.8 million or 14.1%, from $681.0 million in the three months ended September 30, 2019. Consolidated revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, consolidated revenues were down approximately 12%. These decreases were partially offset by the impact of acquisitions completed in 2019. In addition, the third quarter of 2020 results reflect the impact of the negative quarter over quarter macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the three months ended September 30, 2020 over the comparable period in 2019 of approximately $33 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $28 million, primarily due to unfavorable changes in foreign exchange rates in Brazil, and lower fuel prices had an unfavorable impact on revenues of approximately $9 million. These decreases were partially offset by the impact of favorable fuel spread margins of approximately $4 million.

North America segment revenues, net
North America segment revenues were $383.8 million in the three months ended September 30, 2020, a decrease of $58.9 million or 13.3%, from $442.7 million in the three months ended September 30, 2019. North America revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, North America segment revenues were down approximately 17%. These decreases were partially offset by the impact of acquisitions completed in 2019. In addition, the third quarter of 2020 results reflect the impact of the negative quarter over quarter impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenues in the three months ended September 30, 2020 over the comparable period in 2019 of approximately $4 million, driven primarily by lower fuel prices of approximately $9 million. This decrease was partially offset by the favorable impact of fuel spread margins of approximately $4 million.

Brazil segment revenues, net
Brazil segment revenues were $79.6 million in the three months ended September 30, 2020, a decrease of $27.0 million or 25.3%, from $106.6 million in three months ended September 30, 2019. Brazil revenues declined primarily due to the unfavorable impact of foreign exchange rates. We believe unfavorable foreign exchange rates negatively impacted Brazil segment revenues for the three months ended September 30, 2020 over the comparable period in 2019, by approximately $28 million. These decreases were partially offset by organic growth in Brazil segment revenues of approximately 1%.

International segment revenues, net
International segment revenues were $121.9 million in the three months ended September 30, 2020, a decrease of $9.9 million or 7.5%, from $131.8 million in the three months ended September 30, 2019. International revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, International segment revenues were down approximately 6%. The macroeconomic environment for the three months ended September 30, 2020 over the comparable period in 2019 was relatively neutral.

Revenues, net by geography and product category. Set forth below are further breakdowns of revenues, net by geography and product category for the three months ended September 30, 2020 and 2019 (in millions).

	Three Months Ended September 30,
Revenues, net by Geography*	2020		2019
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$357	61%	$414	61%
Brazil	80	14%	106	16%
United Kingdom	70	12%	68	10%
Other	78	13%	93	14%
Consolidated revenues, net	$585	100%	681	100%
* Columns may not calculate due to rounding.

	Three Months Ended September 30,
Revenues, net by Product Category*[1]	2020		2019
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$255	44%	$296	43%
Corporate Payments	107	18%	120	18%
Tolls	68	12%	89	13%
Lodging	53	9%	56	8%
Gift	39	7%	48	7%
Other	64	11%	72	11%
Consolidated revenues, net	$585	100%	$681	100%

[1] Reflects certain reclassifications of revenue between product categories as the Company realigned its Corporate Payments business, resulting in reclassification of payroll paycard revenue from Corporate Payments to Other.

*Columns may not calculate due to rounding.
Consolidated operating expenses
Processing. Processing expenses were $119.9 million in the three months ended September 30, 2020, a decrease of $15.2 million or 11.2%, from $135.0 million in the comparable prior period. Decreases in processing expenses were primarily due to the favorable impact of fluctuations in foreign exchange rates of approximately $6 million and lower variable costs due to reduced sales volumes and expense reductions in response to the COVID-19 pandemic, partially offset by expenses related to acquisitions completed in 2019 of approximately $3 million.
Selling. Selling expenses were $46.8 million in the three months ended September 30, 2020, a decrease of $5.0 million or 9.7%, from $51.8 million in the comparable prior period. Decreases in selling expenses were primarily due to lower commissions and other variable costs due to reduced sales volumes and the favorable impact of fluctuations in foreign exchange rates of approximately $2 million.
General and administrative. General and administrative expenses were $90.9 million in the three months ended September 30, 2020, a decrease of $7.2 million or 7.3% from $98.1 million in the comparable prior period. The decrease in general and administrative expenses was primarily due to decreased stock based compensation expense of approximately $4 million, decreased discretionary spending and the favorable impact of fluctuations in foreign exchange rates of approximately $3 million. These decreases were partially offset by an increase in other professional fees of approximately $1 million and the impact of acquisitions completed in 2019 of approximately $3 million.

Depreciation and amortization. Depreciation and amortization expenses were $63.5 million in the three months ended September 30, 2020, a decrease of $3.9 million or 5.7%, from $67.3 million. Decreases in depreciation and amortization expenses were primarily due to the favorable impact of fluctuations in foreign exchange rates of approximately $4 million and certain assets being fully amortized as of the beginning of the current period, partially offset by expenses related to acquisitions completed in 2019 of approximately $2 million.

Investment loss. Investment loss of $1.3 million in the three months ended September 30, 2020 relates to market value gains and losses recorded each period on an investment in a trading security, which we sold during the third quarter of 2020.

Interest expense, net. Interest expense, net was $31.4 million in the three months ended September 30, 2020, a decrease of $5.1 million or 14.0%, from $36.5 million in the comparable prior period. The decrease in interest expense was primarily due to decreases in LIBOR and lower borrowings on our Securitization Facility, partially offset by the impact of additional borrowings to repurchase our common stock. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2020	2019
Term loan A	1.66%	3.73%
Term loan B	1.91%	4.25%
Revolving line of credit A, B & C USD Borrowings	1.67%	3.87%
Revolving line of credit B GBP Borrowings	1.57%	2.21%
Foreign swing line	1.55%	2.17%

There were no borrowings on the revolving D facility in 2020. The average unused facility fee for the Credit Facility excluding the revolving D facility was 0.30% in the three month period ended September 30, 2020. On August 20, 2020, we terminated the revolving D facility.
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended September 30, 2020, as a result of these swap contracts, we incurred additional interest expense of $12.2 million or 2.39% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes and effective tax rate were $46.6 million and 19.8%, respectively, in the three months ended September 30, 2020, a decrease of $20.4 million and 310 basis points from $67.0 million and 22.9%, respectively, in the three months ended September 30, 2019. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The decrease in the provision for income taxes was driven primarily by lower pre-tax earnings. The decrease in adjusted tax rate was due primarily to an increase in excess tax benefits on stock option exercises in 2020 over the comparable period in 2019.
Net income. For the reasons discussed above, our net income decreased to $188.8 million in the three months ended September 30, 2020, a decrease of $37.0 million or 16.4%, from $225.8 million in the three months ended September 30, 2019.
Operating income and operating margin
Consolidated operating income. Operating income was $264.5 million in the three months ended September 30, 2020, a decrease of $64.6 million or 19.6%, from $329.1 million in the comparable prior period. Our operating margin was 45.2% and 48.3% for the three months ended September 30, 2020 and 2019, respectively. These decreases were driven primarily by decreases in volume as a result of the COVID-19 pandemic, unfavorable movements in the foreign exchange rates of approximately $13 million and lower fuel prices of approximately $9 million. These decreases were partially offset by the favorable impact of fuel spread margins of approximately $4 million and lower stock based compensation expense.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenues, net. Segment operating margin is calculated by dividing segment operating income by segment revenues, net.

North America segment operating income. North America operating income was $153.3 million in the three months ended September 30, 2020, a decrease of $52.2 million or 25.4%, from $205.6 million in the comparable prior period. North America operating margin was 39.9% and 46.4% for the three months ended September 30, 2020 and 2019, respectively. These decreases were primarily driven by decreases in volume as a result of the COVID-19 pandemic and lower fuel prices of approximately $9 million. These decreases were partially offset by the favorable impact of fuel spread margins of approximately $4 million and lower stock based compensation expense.

Brazil segment operating income. Brazil operating income was $35.6 million in the three months ended September 30, 2020, a decrease of $6.9 million or 16.2%, from $42.5 million in the comparable prior period. Brazil operating margin was 44.7% and 39.8% for the three months ended September 30, 2020 and 2019, respectively. The decrease in operating income was primarily driven by the unfavorable impact of foreign exchange rates of approximately $13 million, partially offset by organic growth in Brazil segment revenues of approximately 1%. The increase in operating margin was due to lower bad debt expense of approximately $5 million in 2020.
International segment operating income. International operating income was $75.6 million in the three months ended September 30, 2020, a decrease of $5.5 million or 6.8%, from $81.1 million in the comparable prior period. International operating margin was 62.0% and 61.6% for the three months ended September 30, 2020 and 2019, respectively. The decrease in operating income was driven primarily by decreases in volume as a result of the COVID-19 pandemic.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
The following table sets forth selected unaudited consolidated statements of income data for the nine months ended September 30, 2020 and 2019 (in millions, except percentages)*.

(Unaudited)	Nine Months Ended September 30, 2020	% of Total Revenues, net	Nine Months Ended September 30, 2019	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$1,176.0	66.4%	$1,257.5	64.5%	$(81.6)	(6.5)%
Brazil	253.7	14.3%	315.9	16.2%	(62.1)	(19.7)%
International	341.9	19.3%	376.6	19.3%	(34.7)	(9.2)%
Total revenues, net	1,771.5	100.0%	1,950.0	100.0%	(178.4)	(9.2)%
Consolidated operating expenses:
Processing	474.8	26.8%	384.6	19.7%	90.3	23.5%
Selling	145.0	8.2%	152.9	7.8%	(7.9)	(5.2)%
General and administrative	283.7	16.0%	297.6	15.3%	(13.9)	(4.7)%
Depreciation and amortization	190.1	10.7%	205.7	10.5%	(15.6)	(7.6)%
Other operating, net	(0.5)	—%	(1.5)	(0.1)%	(1.0)	(67.4)%
Operating income	678.3	38.3%	910.6	46.7%	(232.3)	(25.5)%
Investment (gain) loss	(30.0)	(1.7)%	15.7	0.8%	(45.7)	NM
Other (income) expense, net	(10.5)	(0.6)%	0.6	—%	(11.1)	NM
Interest expense, net	99.5	5.6%	115.1	5.9%	(15.6)	(13.6)%
Provision for income taxes	125.0	7.1%	119.7	6.1%	5.3	4.4%
Net income	$494.4	27.9%	$659.6	33.8%	$(165.2)	(25.0)%
Operating income for segments:
North America	$372.2		$562.2		$(190.0)	(33.8)%
Brazil	104.5		126.9		(22.4)	(17.7)%
International	201.6		221.5		(19.9)	(9.0)%
Operating income	$678.3		$910.6		$(232.3)	(25.5)%
Operating margin for segments:
North America	31.7%		44.7%		(13.1)%
Brazil	41.2%		40.2%		1.0%
International	59.0%		58.8%		0.2%
Consolidated	38.3%		46.7%		(8.4)%

NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Our consolidated revenues were $1,771.5 million, in the nine months ended September 30, 2020, a decrease of $178.4 million, or 9.2%, from $1,950.0 million in the nine months ended September 30, 2019. Consolidated revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, consolidated revenues were down approximately 8%. These decreases were partially offset by the impact of acquisitions completed in 2019. In addition, the first nine months of 2020 results reflect the impact of the negative period over period impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the nine months ended September 30, 2020 over the comparable period in 2019 of approximately $60 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $84 million, due to unfavorable fluctuations in foreign exchange rates primarily in Brazil, Mexico and Russia, and lower fuel prices had an unfavorable impact of $22 million. These decreases were partially offset by the impact of favorable fuel spread margins of approximately $45 million.

North America segment revenues, net
North America segment revenues were $1,176.0 million in the nine months ended September 30, 2020, a decrease of $81.6 million, or 6.5%, from $1,257.5 million in the nine months ended September 30, 2019. North America revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic. Organically, North America segment revenues were down approximately 12%.
This decrease was partially offset by the impact of acquisitions completed during 2019, as well as the favorable impact of fuel spread margins. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue in the nine months ended September 30, 2020 over the comparable period in 2019 of approximately $22 million, driven primarily by favorable fuel spread margins of approximately $45 million, partially offset by lower fuel prices of approximately $21 million and the unfavorable impact of foreign exchange rates in Canada of $2 million.

Brazil segment revenues, net
Brazil segment revenues were $253.7 million in the nine months ended September 30, 2020, a decrease of $62.1 million or 19.7%, from $315.9 million in nine months ended September 30, 2019. Brazil revenues declined primarily due to the unfavorable impact of foreign exchange rates. We believe unfavorable foreign exchanges rates negatively impacted Brazil segment revenues for the nine months ended September 30, 2020 over the comparable period in 2019, by approximately $73 million. These decreases were partially offset by organic growth in Brazil segment revenues of approximately 3%.

International segment revenues, net
International segment revenues were $341.9 million in the nine months ended September 30, 2020, a decrease of $34.7 million, or 9.2%, from $376.6 million in the nine months ended September 30, 2019. International revenues declined primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of foreign exchange rates. Organically, International segment revenues were down approximately 7%. We believe unfavorable foreign exchange rates had a negative impact on our International segment revenues for the nine months ended September 30, 2020 over the comparable period in 2019 of approximately $9 million. These decreases were partially offset by the impact of an acquisition completed in 2019.

Revenues, net by geography and product category. Set forth below are further breakdowns of revenue by geography and product category for the nine months ended September 30, 2020 and 2019 (in millions).

	Nine Months Ended September 30,
Revenues, net by Geography*	2020		2019
(Unaudited)	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,090	62%	$1,174	60%
Brazil	254	14%	316	16%
United Kingdom	193	11%	205	10%
Other	235	13%	256	13%
Consolidated revenues, net	$1,772	100%	$1,950	100%
* Columns may not calculate due to rounding.

	Nine Months Ended September 30,
Revenues, net by Product Category*[1]	2020		2019
(Unaudited)		% of total revenues, net		% of total revenues, net
Fuel	$797	45%	$874	45%
Corporate Payments	319	18%	329	17%
Tolls	215	12%	264	14%
Lodging	150	8%	148	8%
Gift	108	6%	133	7%
Other	182	10%	203	10%
Consolidated revenues, net	$1,772	100%	$1,950	100%

1 Reflects certain reclassifications of revenue between product categories as the Company realigned its Corporate Payments business, resulting in reclassification of payroll paycard revenue from Corporate Payments to Other.

* Columns may not calculate due to rounding.
Consolidated operating expenses
Processing. Processing expenses were $474.8 million in the nine months ended September 30, 2020, an increase of $90.3 million, or 23.5%, from $384.6 million in the comparable prior period. Increases in processing expenses were primarily due to a write-off of a significant customer receivable in our foreign currency trading business of approximately $90 million in the first quarter of 2020, acquisitions completed in 2019 of approximately $23 million and an increase in credit losses of approximately $14 million. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $23 million and lower variable costs due to reduced sales volumes and expense reductions in response to the COVID-19 pandemic.
Selling. Selling expenses were $145.0 million in the nine months ended September 30, 2020, a decrease of $7.9 million, or 5.2%, from $152.9 million in the nine months ended September 30, 2019. Decreases in selling expenses were primarily due to lower commissions and other variable costs due to reduced sales volumes and the favorable impact of fluctuations in foreign exchange rates of approximately $6 million, partially offset by expenses related to acquisitions completed in 2019 of approximately $4 million.
General and administrative. General and administrative expenses were $283.7 million in the nine months ended September 30, 2020, a decrease of $13.9 million, or 4.7% from $297.6 million in the comparable prior period. The decrease was primarily due to decreased stock based compensation expense of approximately $11 million, decreased discretionary spending and the favorable impact of fluctuations in foreign exchange rates of approximately $9 million. These decreases were partially offset by the impact of acquisitions completed in 2019 of approximately $13 million and professional fees of $7 million over the comparable prior period.

Depreciation and amortization. Depreciation and amortization expenses were $190.1 million in the nine months ended September 30, 2020, a decrease of $15.6 million, or 7.6% from $205.7 million in the comparable prior period. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $12 million and assets being fully amortized, partially offset by expenses related to acquisitions completed in 2019 of approximately $9 million.

Investment (gain) loss. Investment gain of $30.0 million in the nine months ended September 30, 2020 relates to market value gains and losses recorded each period on an investment in a trading security, which we sold during the third quarter of 2020. The loss in 2019 was due to a non-cash impairment charge of $16 million recorded on a cost method investment.

Other (income) expense, net. Other income, net was $10.5 million in the nine months ended September 30, 2020, compared to other expense, net of $0.6 million in the nine months ended September 30, 2019. Other income in 2020 includes a credit of approximately $7 million related to a purchase price settlement in our Cambridge acquisition.

Interest expense, net. Interest expense, net was $99.5 million in the nine months ended September 30, 2020, a decrease of $15.6 million, or 13.6%, from $115.1 million in the comparable prior period. The decrease in interest expense is primarily due to decreases in LIBOR and lower borrowings on our Securitization Facility, partially offset by the impact of additional borrowings to repurchase our common stock. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30,
(Unaudited)	2020	2019
Term loan A	2.23%	3.89%
Term loan B	2.53%	4.41%
Revolving line of credit A, B & C USD Borrowings	2.27%	3.97%
Revolving line of credit B GBP Borrowings	1.79%	2.22%
Foreign swing line	1.73%	2.17%
There were no borrowings on the revolving D facility in 2020. The average unused facility fee for the Credit Facility excluding the revolving D facility was 0.30% in the nine month period ended September 30, 2020. The fixed unused facility fee for the revolving D facility was 0.375% for the nine month period ending September 30, 2020. On August 20, 2020, we terminated the revolving D facility.
On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the nine months ended September 30, 2020, as a result of these swaps, we incurred additional interest expense of approximately $26.9 million or 1.78% over the average LIBOR rates on $2 billion of borrowings.

Provision for income taxes. The provision for income taxes and effective tax rate was $125.0 million and 20.2% in the nine months ended September 30, 2020, an increase of $5.3 million, or 4.4% change, from $119.7 million and 15.4%, respectively, in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The provision for income taxes in the nine months ended September 30, 2020 included a $9.8 million increase in a reserve for uncertain tax positions related to prior years. The comparable period of 2019 included an income tax benefit of $65 million due to the final disposition of our remaining interest in Masternaut, which allowed us to carryback the capital loss on our investment in Masternaut and offset it against a previously recorded capital gain from the sale of Nextraq in 2017. Excluding these discrete tax items, income tax expense would be $66.0 million lower in the nine months ended September 30, 2020 than the comparable period in 2019, primarily due to a decrease in pre-tax earnings. Excluding these discrete items, our tax rate for the nine months ended September 30, 2020 would have been 18.6% compared to 23.3% in 2019. The decrease in the tax rate excluding these discrete items was primarily due to additional excess tax benefit on stock option exercises in 2020 over the comparable period in 2019.
Net income. For the reasons discussed above, our net income was $494.4 million in the nine months ended September 30, 2020, a decrease of $165.2 million, or 25.0% from $659.6 million in the nine months ended September 30, 2019.
Operating income and operating margin
Consolidated operating income. Operating income was $678.3 million in the nine months ended September 30, 2020, a decrease of $232.3 million, or 25.5%, from $910.6 million in the comparable prior period. Our operating margin was 38.3% and 46.7% for the nine months ended September 30, 2020 and 2019, respectively. These decreases were primarily driven by the write-off of a significant customer receivable in our cross border payments business of approximately $90 million, decreases in volume as a result of the COVID-19 pandemic, unfavorable movements in foreign exchange rates of approximately $34 million, lower fuel prices of approximately $22 million and the negative impact of acquisitions completed in 2019. These decreases were partially offset by the favorable impact of fuel spread margins of $45 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $372.2 million in the nine months ended September 30, 2020, a decrease of $190.0 million, or 33.8%, from $562.2 million in the comparable prior period. North America operating margin was 31.7% and 44.7% and for the nine months ended September 30, 2020 and 2019, respectively. These decreases were due primarily to the write-off of a significant customer receivable in our cross border payments business of approximately $90 million, decreases in volume as a result of the COVID-19 pandemic, lower fuel prices of approximately $21 million and the negative impact of acquisitions completed in 2019. These decreases were partially offset by the favorable impact of fuel spread margins of $45 million and favorable movements in the foreign exchange rates of $3 million.

Brazil segment operating income. Brazil operating income was $104.5 million in the nine months ended September 30, 2020, a decrease of $22.4 million, or 17.7%, from $126.9 million in the comparable prior period. Brazil operating margin was 41.2% and 40.2% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in operating income was due primarily to the unfavorable impact of foreign exchange rates of $31 million. The decrease was partially offset by organic growth in Brazil segment revenues of approximately 3%.

International segment operating income. International operating income was $201.6 million in the nine months ended September 30, 2020, a decrease of $19.9 million, or 9.0%, from $221.5 million in the comparable prior period. International operating margin was 59.0% and 58.8% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in operating income was primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of the macroeconomic environment of approximately $6 million, primarily driven by unfavorable movements in foreign exchange rates.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At September 30, 2020, we had approximately $1.6 billion in total liquidity, consisting of approximately $800 million available under our Credit Facility (defined below) and available cash of $789 million, net of restricted cash. Restricted cash represents customer deposits in the Czech Republic and in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our Cambridge business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2020, we had no additional liquidity under our Securitization Facility.
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
•In April 2020, we amended the Credit Agreement to add a $250 million revolving D 364 day facility as a precautionary measure to provide us with additional financial flexibility to manage our business with a safety-first emphasis during the unknown duration and impact of the COVID-19 global pandemic. On August 20, 2020, management determined that, due to a recovery in our business operations and other safeguards being in place, the revolving D facility was no longer necessary and the facility was terminated.
•We have principal and interest obligations under our debt and ongoing financial covenants under those debt facilities.
•During the third quarter, we repurchased approximately 1 million shares in connection with our stock repurchase program for $238.4 million. At September 30, 2020, we had approximately $1.06 billion remaining repurchase authorization under our current share repurchase program.

•We have never declared or paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future.
•While we intend to employ a disciplined and highly selective approach, we may pursue strategic business acquisitions in the future.
•We intend to balance discretionary spending and hiring with revenue and volume trends.
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2020 and 2019 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2020	2019
Net cash provided by operating activities	$1,214.7	$791.1
Net cash used in investing activities	(74.6)	(383.5)
Net cash used in financing activities	(1,221.9)	(260.5)
Operating activities. Net cash provided by operating activities was $1,214.7 million in the nine months ended September 30, 2020, an increase from $791.1 million in the comparable prior period. The increase in operating cash flows was primarily due to favorable working capital adjustments primarily due to the timing of cash receipts and payments in the nine months ended September 30, 2020 over the comparable period in 2019.
Investing activities. Net cash used in investing activities was $74.6 million in the nine months ended September 30, 2020 compared to $383.5 million in the nine months ended September 30, 2019. The decrease was primarily due to the decrease in cash paid for acquisitions in the nine months ended September 30, 2020 over the comparable period in 2019 and the proceeds from the sale of an investment in the third quarter of 2020.
Financing activities. Net cash used in financing activities was $1,221.9 million in the nine months ended September 30, 2020, compared to $260.5 million in the nine months ended September 30, 2019. The increased use of cash is primarily due to an increase in repurchases of our common stock of $729 million and decreased net borrowings on our Securitization Facility of $389 million in the nine months ended September 30, 2020 over the comparable period in 2019, partially offset by increased net borrowings on our Credit Facility of $179 million.
Capital spending summary
Our capital expenditures were $55.0 million in the nine months ended September 30, 2020, an increase of $6.3 million or 13.0%, from $48.7 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $5.11 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of September 30, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, we entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. On August 20, 2020, we terminated the revolving D facility. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. The maturity date for the term loan B is August 2, 2024.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate

Loans. The Eurocurrency rate has a 0% floor. In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility.
At September 30, 2020, the interest rate on the term loan A was 1.65%, the interest rate on the term loan B was 1.90%, the interest rate on the revolving A facility was 1.65%, and the interest rate on the revolving B facility was 1.55% for GBP borrowings. The unused credit facility fee was 0.30% at September 30, 2020.
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
The Credit Facility contains representations, warranties and events of default, as well as certain affirmative and negative covenants, customary for financings of this nature. These covenants include limitations on the ability to pay dividends and make other restricted payments under certain circumstances and compliance with certain financial ratios. As of September 30, 2020, we were in compliance with each of the covenants under the Credit Facility.
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
At September 30, 2020, we had $3.0 billion in borrowings outstanding on the term loan A, net of discounts and $338.1 million in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $5.4 million related to the revolving facilities as of September 30, 2020 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $7.7 million and $1.0 million at September 30, 2020, respectively.
During the nine months ended September 30, 2020, we made principal payments of $123.6 million on the term loans, $1.3 billion on the revolving facilities, and $92.8 million on the swing line revolving facility. In addition, we made principal payments on a notes payable related to an acquisition of $10.6 million.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $26.9 million of losses from accumulated other comprehensive income into interest expense during the nine months ended September 30, 2020 as a result of these hedging instruments.
Securitization Facility
We are party to a $1.0 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto, which was amended and restated for the fifth time as of November 14, 2014. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. The Securitization Facility expires on November 14, 2020 and contains customary financial covenants. On April 24, 2020, we reduced our Securitization Facility commitment from $1.2 billion to $1.0 billion. On August 21, 2020, we executed a commitment letter to enter into the seventh amendment to the Securitization Facility effective November 13, 2020. This amendment will extend the facility termination date to November 12, 2021, add an uncommitted accordion to increase the purchase limit by up to $500.0 million, revise obligor concentration limits and reserve calculations, add a 0.375% LIBOR floor and modify certain swing line terms.
There is a program fee equal to one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80%. The program fee was 0.16% plus 0.88% and 1.80% plus 0.88% as of September 30, 2020 and December 31, 2019, respectively. In connection with the proposed seventh amendment discussed above, the program fee for LIBOR borrowings will increase from 0.90% to 1.25%, and the program fee for Commercial Paper Rate borrowing will increase from 0.80% to 1.15%. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2020 and December 31, 2019, respectively. We have unamortized debt issuance costs of $1.6 million and $0.7 million related to the Securitization Facility as of September 30, 2020 and December 31, 2019, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheet.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2020.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program"), authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, our Board increased the aggregate size of the Program by $1 billion, to $4.1 billion. Since the beginning of the Program, 14435566 shares have been repurchased for an aggregate purchase price of $3.0 billion, leaving the Company up to approximately $1.06 billion available under the Program for future repurchases in shares of its common stock.
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

Pending Acquisition
On September 17, 2020, we signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close in 2021, subject to regulatory approval and standard closing conditions.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2020, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2019. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

	Revenues, net		Key Performance Metric
	Three Months Ended September 30,		Three Months Ended September 30,
(Unaudited)	2020*	2019*	2020*	2019*
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$262.4	$295.6	113.6	129.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	(4.5)	—	—	—
Impact of foreign exchange rates	(2.8)	—	—	—
As reported	$255.1	$295.6	113.6	129.4
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$106.5	$120.0	15,567	19,033
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	(0.4)	—	—	—
Impact of foreign exchange rates	0.3	—	—	—
As reported	$106.5	$120.0	15,567	19,033
TOLLS - TAGS
Pro forma and macro adjusted	$91.6	$88.7	5.4	5.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(23.9)	—	—	—
As reported	$67.6	$88.7	5.4	5.1
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$52.9	$78.2	5.4	7.1
Impact of acquisitions/dispositions	—	(21.8)	—	(2.7)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$52.9	$56.4	5.4	4.4
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$39.1	$48.5	242.7	277.8
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$39.1	$48.5	242.7	277.8
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$65.6	$71.9	9.9	14.6
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.4)	—	—	—
As reported	$64.1	$71.9	9.9	14.6

FLEETCOR CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$618.0	$702.9	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(21.8)
Impact of fuel prices/spread	(4.9)	—
Impact of foreign exchange rates	(27.8)	—
As reported	$585.3	$681.0

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, food, transportation and payroll card related businesses.
Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our Statement of Income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, (c) integration and deal related costs, and (d) other non-recurring items, including unusual losses occurring due largely to COVID-19, the impact of discrete tax items, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets and a business, loss on extinguishment of debt, and legal settlements.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2020	2019	2020	2019
Net income	$188,817	$225,805	$494,365	$659,563
Stock based compensation	11,905	15,273	35,069	46,120
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	49,078	52,907	146,995	163,048
Investment loss (gain)	1,330	—	(30,008)	15,660
Integration and deal related costs[1]	1,768	—	11,035	—
Restructuring and related costs	185	—	4,912	—
Legal settlements/litigation	2,048	—	(2,989)	3,474
Write-off of customer receivable[2]	—	—	90,058	—
Total pre-tax adjustments	66,314	68,180	255,072	228,302
Income tax impact of pre-tax adjustments at the effective tax rate[3]	(13,196)	(15,177)	(55,429)	(49,023)
Impact of discrete tax item[4]	—	1,782	9,848	(63,098)
Adjusted net income	$241,935	$280,590	$703,856	$775,744
Adjusted net income per diluted share	$2.80	$3.10	$8.09	$8.62
Diluted shares	86,273	90,522	87,006	89,976

[1] Beginning in the first quarter of 2020, the Company included integration and deal related costs in its definition to calculate adjusted net income and adjusted net income per diluted share. Prior period amounts were approximately $1.0 million and $3.8 million for the three and nine months ended September 30, 2019, which we consider immaterial.

[2] Represents a bad debt loss in the first quarter of 2020 from a large client in our Cambridge business entering voluntary bankruptcy due to the extraordinary impact of the COVID-19 pandemic.
[3] Excludes the results of the Company's investment in the nine months ended September 30, 2019, on our effective tax rate, as results from Masternaut investment are reported within the consolidated Statements of Income on a post-tax basis and no tax-over-book outside basis difference prior to disposition.

[4] Represents the impact of a discrete tax reserve adjustment related to prior year tax positions in the nine months ended September 30, 2020 and tax reform in 2019. Also, includes the impact from the disposition of our investment in Masternaut of $64.9 million during the nine months ended September 2019.

*Columns may not calculate due to rounding.

Special Cautionary Notice Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about FLEETCOR's beliefs, assumptions, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should,” the negative of these terms or other comparable terminology.
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on preliminary information, internal estimates and management assumptions, expectations and plans about future conditions, events and results. Forward-looking statements are subject to many uncertainties and other variable circumstances, such as the impact of global, political, market, health and other conditions, including the impact of the coronavirus (COVID-19); regulatory measures or voluntary actions, including social distancing, shelter-in-place, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to contain and mitigate the spread of the coronavirus (COVID-19); adverse outcomes with respect to current and future legal proceedings, including, without limitation, the FTC lawsuit, or actions of governmental or quasi-governmental bodies or standards or industry organizations with respect to our payment cards; delays or failures associated with implementation of, or adaption to, new technology; fuel price and spread volatility; changes in credit risk of customers and associated losses; the actions of regulators relating to payment cards or resulting from investigations; failure to maintain or renew key business relationships; failure to maintain competitive product offerings; failure to complete, or delays in completing, anticipated new partnerships and customer arrangements or acquisitions and to successfully integrate or otherwise achieve anticipated benefits from such partnerships and customer arrangements or acquired businesses; failure to successfully expand and manage our business internationally; other risks related to our international operations, including the potential impact to our business as a result of the United Kingdom’s referendum to leave the European Union; the impact of foreign exchange rates on operations, revenue and income; the effects of general economic and political conditions on fueling patterns and the commercial activity of fleets; risks related to litigation; the impact of new tax regulations and the resolution of tax contingencies resulting in additional tax liabilities; as well as the other risks and uncertainties identified under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020 and subsequent filings made by us, including this Quarterly Report on Form 10-Q. These factors could cause our actual results and experience to differ materially from any forward-looking statement. The forward-looking statements included in this presentation are made only as of the date hereof. We do not undertake, and specifically disclaim, any obligation to update any such statements as a result of new information, future events or developments, except as specifically stated or to the extent required by law. You may get FLEETCOR’s Securities and Exchange Commission (“SEC”) filings for free by visiting the SEC web site at www.sec.gov.
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
As of September 30, 2020, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020.
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
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, our Board increased the aggregate size of the Program by $1 billion, to $4.1 billion. Since the beginning of the Program through September 30, 2020, 14435566 shares have been repurchased for an aggregate purchase price of $3.0 billion, leaving the Company up to approximately $1.06 billion available under the Program for future repurchases in shares of its common stock.
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
The following table presents information as of September 30, 2020, with respect to purchase of common stock of the Company made during the three months ended September 30, 2020 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2020 through July 31, 2020	412	$217.19	13,436,063	$293,983
August 1, 2020 through August 31, 2020	—	$—	13,436,063	$293,983
September 1, 2020 through September 30, 2020	999,503	$238.43	14,435,566	$55,676

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Amended and Restated Bylaws of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on October 28, 2020)

10.1**	Offer letter, dated September 1, 2020, between FLEETCOR Technologies, Inc. and Charles Freund (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A, File No. 001-35004, filed with the SEC on September 4, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein
**Identifies management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 9, 2020.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Charles R. Freund	Chief Financial Officer (Principal Financial Officer)
Charles R. Freund