Form 10-K
period 2020-12-31
FLEETCOR TECHNOLOGIES INC
filed 2021-02-26
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately 20,742,490,287 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 12, 2021, there were 83,416,310 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 10, 2021 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2020

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•regulatory measures, voluntary actions, or changes in consumer preferences, that impact our transaction volume, including social distancing, shelter-in-place, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to contain and mitigate the spread of the coronavirus (COVID-19);
•the impact of macroeconomic conditions and whether expected trends, including retail fuel prices, fuel price spreads, and fuel transaction patterns, develop as anticipated;
•our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets;
•our ability to attract new and retain existing partners, fuel merchants, and lodging providers, their promotion and support of our products, and their financial performance;
•the failure of management assumptions and estimates, as well as differences in, and changes to, economic, market, interest rate, interchange fees, foreign exchange rates, and credit conditions, including changes in borrowers’ credit risks and payment behaviors;
•the risk of higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings;
•our ability to successfully manage our credit risks and the sufficiency of our allowance for expected credit losses;
•our ability to securitize our trade receivables;
•the occurrence of fraudulent activity, data breaches or failures of our information security controls or cybersecurity-related incidents that may compromise our systems or customers’ information;
•any disruptions in the operations of our computer systems and data centers;
•the international operational and political risks and compliance and regulatory risks and costs associated with international operations;
•our ability to develop and implement new technology, products, and services;
•any alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•the regulation, supervision, and examination of our business by foreign and domestic governmental authorities, as well as litigation and regulatory actions, including the lawsuit recently filed by the Federal Trade Commission (FTC);
•the impact of regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering (AML) and anti-terrorism financing laws;
•changes in our senior management team and our ability to attract, motivate and retain qualified personnel consistent with our strategic plan;
•tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations;
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
•the other factors and information in this Annual Report on Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS
Introduction
FLEETCOR is a leading global provider of digital payment solutions that enables businesses to control purchases and make payments more effectively and efficiently. Since its incorporation in 2000, FLEETCOR has continued to deliver on its mission: to provide businesses with “a better way to pay”. FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
Businesses spend an estimated $170 trillion each year. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data which can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers powerful insights, which managers can use to better run their businesses.
Our wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often used such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes. In addition to delivering meaningful value to our customers, our solutions also share several important and attractive business model characteristics such as:
•customers are primarily businesses, which tend to have relatively predictable, consistent volumes;
•recurring revenue models driven by recurring volume, resulting in predictable revenue;
•similar business-to-business (B2B) selling systems with common sales approaches, management and reporting;
•specialized technology platforms and proprietary payment acceptance networks, which create competitive advantages and barriers to entry; and
•high EBITDA margins and cash flow translation given limited infrastructure investment requirements.
We are executing on a strategy of optimizing assets, leveraging similar selling methods, and bundling and cross-selling value-added solutions. We continue to enhance our solutions to displace inferior payment methods, improve customers’ mobile and digital experiences, and extend utility. We actively market and sell to current and prospective customers leveraging a multi-channel go-to-market approach, which includes direct sales forces, comprehensive digital channels, and strategic partner relationships. We supplement our organic growth strategy and sales efforts by pursuing attractive acquisition opportunities, which serve to strengthen or extend our market positions and create value even faster. With a long, proven operating history, FLEETCOR now serves hundreds of thousands of business customers with millions of cardholders making payments to millions of vendors around the world.
FLEETCOR has three reportable segments, North America, International, and Brazil. We report these three segments as they reflect how we organize and manage our global employee base, manage operating performance, contemplate the differing regulatory environments across geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results. However, to help facilitate an understanding of our expansive range of solutions around the world, we describe them in two categories: Corporate Payments solutions, which simplify and automate payments, and Expense Management solutions, which help control and monitor employee spending.
Corporate Payments
Our Corporate Payments solutions are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage B2B payment processing more efficiently with our suite of Corporate Payment solutions, including accounts payable (AP) automation, virtual cards, cross-border, and purchasing and T&E cards.
AP Automation – We offer AP automation solutions with options that are purpose-built for the simplest, small business, to the most complex large enterprise. We initiate, manage and guarantee payment of all company-approved bills to all domestic and international vendors through whichever payment modalities the vendors allow, such as automated clearing house (ACH), wire, check or payment card. For small/medium sized businesses (SMB), our offering is simple, modern bill pay with invoice scanning and automated workflows, which also syncs to popular accounting systems like QuickBooksTM. Our mid-market/enterprise option meets the needs of the most complex global enterprises with multiple organizational hierarchies, approval workflows, locations, bank accounts, robust on-demand reporting and seamless integration with Enterprise Resource Planning

(ERP) systems. We also provide rich data on the remittance to the supplier, regardless of payment modality, which facilitates invoice reconciliations and payment posting. By automating the process of paying vendors, businesses of all sizes can reduce the time, costs and fraud risks associated with their payment processes, and refocus on operating their businesses.
Virtual Card – Virtual Card provides a single-use card number for a specific amount, usable within a defined timeframe. Virtual Cards provide enhanced security relative to checks while reducing total payment costs for our customers. Full remittance data accompanies each Virtual Card payment, providing significant reconciliation advantages to ACH payments. We have integrated our Virtual Card offering into most leading ERP systems, providing a seamless experience for AP personnel.
We have built a proprietary merchant acceptance network, which we believe is largest in the industry, that accepts our Virtual Card payments. Our merchant acceptance network is unique from all others, due to the nature of commercial Virtual Card acceptance, so other issuers’ virtual cards are not interchangeable. This network is managed with proprietary technology that allows us to continuously expand Virtual Card acceptance and optimize the amount of spend we can capture. The scale of this network, coupled with a best-in-class, in-house vendor enrollment service, is a competitive advantage. Our ERP integrations, application programming interface (API) capabilities, strategic vendor enrollment, and transaction management tools enable us to optimize our customers’ electronic payables programs.
Our Virtual Card operates solely on the Mastercard network. Our customers’ ERP systems are directly integrated with our issuing system, and merchants must be enrolled in our proprietary vendor network to accept our Virtual Card solution. This two-sided transaction, where both payor and receiver are both in our network, provides substantial payment security relative to paper checks or ACH.
Cross-Border – Our Cross-Border solution is used by our customers to pay international suppliers, foreign office and personnel expenses, capital expenditures, and profit repatriation and dividends. We also offer hedging and risk management services to customers, which helps them manage the impact of volatile exchange rates in the course of doing business internationally.
Trade settlement and payment delivery is facilitated through a global network of correspondent banks, in-country payment gateways and technology providers, enabling us to send payments to recipients in over 200 countries and 150 currencies. Our customers rely on us to deliver personalized service and customer solutions, with a heavy focus on technology. We offer a proprietary trading and payments platform that we can "white label" for financial institutions looking to expand their cross-border payment capability, as well as a suite of API products that enables us to embed our full capability directly within the technology of both customers and partners. By utilizing transaction monitoring and watch list screening systems, we ensure payments are safe, secure, and meet all applicable regulatory requirements.
Purchasing and T&E cards – We also offer purchasing cards and travel & entertainment (T&E) solutions to our customers. These solutions are generally sold in conjunction with our Virtual Card or AP Automation offerings. Additionally, we provide technology, which combines and leverages transaction data captured from our virtual, purchasing, and T&E card products, to help our customers analyze and manage their corporate spending.
Employee Expense Management
Our Expense Management solutions are purpose-built to provide customers with greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our proprietary processing and card management solutions provide customers with significant capabilities including: customizable user-level controls, detailed transaction reporting, programmable alerts, configurable networks, contract price validation and audit, and tax management and reporting. Our customers can use these data, controls and tools to combat fraud and employee misuse, streamline expense administration and potentially lower their operating costs.
We utilize both proprietary and third-party payment acceptance networks to deliver our Expense Management solutions. In our proprietary networks, which tend to be geographically distinct, transactions are processed on systems owned and operated by us, and only at select participating merchants with whom we have contracted directly for acceptance. These proprietary networks generally provide us with better economics, as we control more of the transaction, and richer data because of how the networks and point of sale software are configured. Third-party networks are operated by independent parties, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks. Mastercard and VISA are our primary third-party network partners in North America and Europe, respectively.
Fuel
We offer Fuel solutions to businesses and government entities who operate vehicle fleets. At its most basic, we provide the measurement of fuel used and facilitate the payment for that fuel to the merchant, whether that fuel be diesel, gasoline, compressed natural gas, or even electricity.
The measurement and payment needs of our customers operating electric vehicles (EV) are similar to those operating traditional, internal combustion vehicles, just centered around electricity usage instead of gas or diesel usage. As we help our customers manage through the transition to EVs, we expect many of them to operate mixed fleets, and will need access to networks of fuel stations, electric charging stations both on the road and at the office, in addition to at-home charging options. Considering the increased complexity of managing a mixed fleet or an all EV fleet, we believe the value of our solutions will endure, regardless of the propulsion method.

We utilize both proprietary and third-party networks to deliver our Fuel solutions. Our proprietary fuel networks are geographically distinct, and may also be unique to specific market segments we serve, such as highway-based truck stops with high speed diesel pumps that can quickly refuel long-haul diesel trucks. We are actively expanding our proprietary networks, particularly in Europe, to accommodate EV charging. Many of our Fuel solutions also have additional purchasing capabilities as part of our "beyond fuel" program. We can enable the fuel card to allow customers to purchase non-fuel items such as oil, vehicle maintenance supplies and services, and building supplies, but with more control than a general-purpose credit card.
We also provide program management services to major oil companies, leasing companies and fuel marketers, which allow these partners to outsource the sales, marketing, credit, service, and system operations of their branded fuel card portfolios. Our fuel partners include British Petroleum (BP), Arco, Speedway, and Casey's and over 600 fuel marketers of all sizes.
Lodging
We offer Lodging solutions to businesses in North America that have employees who travel overnight for work purposes, and to airlines and cruise lines globally to accommodate both their traveling crews and stranded passengers. We provide access to deeply discounted hotel networks and may include customer-specific rate negotiation, the ability to customize the network to fit the customers’ specific travel needs and policies, enhanced controls and reporting, and audit and tax management services. The size, scale, and nature of our Lodging customer base enable us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and far below the rates available to the general public. Our Lodging solutions operate on our proprietary lodging networks, which include a worldwide network of hotels across 136 countries. We also can secure hotel rooms outside our proprietary networks if required by our customers.
We use proprietary data management and payment processing systems to manage customer billings and reports, which combined with our discounted hotel network, provide customers with savings and increased visibility into their lodging costs. The integration of our processing systems with airline logistics and crew management systems enables us to deliver enhanced services to the travel industry vertical.
Tolls
Operated only in Brazil, we are the leading electronic toll payments provider to businesses and consumers in the form of radio frequency identification (RFID) tags affixed to vehicles’ windshields. Our Toll solution operates on our proprietary Sem PararTM network, which processes transactions for more than 5 million tagholders on 100% of the toll roads across Brazil. We provide convenience and faster travel for customers, while also reducing manual labor and cash handling at merchants’ toll booths. Our Toll solution also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.
Our tags may also be used at over 3,300 participating merchant locations to purchase goods and services, other than tolls, while in your vehicle, such as parking, fuel, car washes, and meals at drive-through restaurants. At merchant locations, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and throughput for merchants and eliminates the handling of cash.
Additional Products
FLEETCOR provides several other payments solutions that, due to their nature or size, are not considered with our Corporate Payments and Expense Management solutions.
Gift
We provide fully integrated gift card program management and processing services in 61 countries, in both plastic and digital form. The gift cards are issued specifically for each customer under their specific brands and are generally accepted exclusively within their retail network, digitally or in person.
Our Gift solution includes card design, production and packaging, delivery and fulfillment, card and account management, transaction processing, promotion development and management, website design and hosting, program analytics, and card distribution channel management. Our turnkey solution benefits our customers in the form of brand promotion, cardholder loyalty, increased sales, interest on prepaid balances, and breakage on abandoned card balances.
Other
Payroll Card – We offer a Payroll Card solution in North America in the form of a reloadable stored value card, that can be used instead of a paper payroll check. Our solution operates on the Mastercard payment network and the All Point ATM network, and the Payroll Cards are issued to our customers’ employees, and funded by the employees’ earned wages. As cardholders, the employees may present the Payroll Card as a form of payment for personal purchases, transfer funds to their bank account or withdraw funds from participating ATMs.
Fleet Maintenance – We provide a vehicle maintenance service solution that helps fleet customers to manage their vehicle maintenance, service, and repair needs in the U.K. This solution is provided through our proprietary maintenance and repair network, which processes transactions for fleet customers through approximately 8,700 service centers across the U.K. We also offer compliance service to the U.K.’s heavy goods (truck) operators, workshops and drivers.
Long-haul transportation services – In addition to, and often in conjunction with, our Fuel solution, we provide trucking companies in North America with various solutions and services specifically relevant to their industry including: road tax compliance analysis and reporting, permit procurement, and cash movement and disbursement.
Benefits – In Mexico and Brazil, we offer prepaid food vouchers or cards that may be used as a form of payment in restaurants and grocery stores. Additionally, in Brazil, we offer prepaid transportation cards and vouchers that may be used as a form of payment on public transportation.
Sales and Distribution
We actively market and sell our solutions to current and prospective customers leveraging a multi-channel approach. This go-to-market strategy includes direct sales forces, comprehensive digital channels, and strategic partner relationships. Our primary focus is on direct sales, where we acquire and manage the customer relationship, which has historically been either in-person or via telesales. We also have a robust, digital sales platform that enables our sales people to be more efficient by improving their prospecting efforts through web sourced leads. With the shift of customer behavior to the web for much of their consumer purchases, we are building an online, end-to-end capability where the customers can buy, onboard and manage their accounts on their own. Our capabilities are also offered through indirect sales channels (e.g., major oil companies and fuel marketers for Fuel, and retail establishments for Tolls) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across Fuel, Lodging, and Corporate Payments. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals, and new geographies faster and at a significantly lower cost.
With respect to our Tolls solution, to reach consumers, we also place proprietary manned kiosks and unmanned vending machines in areas with high consumer foot traffic, such as shopping malls. With respect to our Gift solution, third-party distribution is generally provided by other companies, who are reliant on access to our systems to meet their distribution obligations.
We capitalize on our products’ specialization by deploying product-dedicated sales forces who use field sales, telesales and digital marketing to target specific customer segments. As our solution set has expanded, we are also facilitating cross-selling and bundled product offerings to fully leverage our distribution capabilities, capture more spend and revenue from our existing customer base, and deliver more value to customers which should improve customer loyalty and retention.
Credit Underwriting and Collections
We follow detailed application credit review, account management, and collections procedures for all customers of our payment solutions. The credit review includes a combination of quantitative, third-party credit scoring models, and judgmental underwriting based on customer financials. We employ a variety of tools to manage risk in our portfolio, including: billing frequency, payment terms, spending limits, payment methods, delinquency suspension, and security. We use fraud detection programs, including proprietary and third-party solutions, to monitor transactions and prevent misuse. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts. We conduct targeted strategies to minimize exposure to high-risk accounts, including reducing spending limits and payment terms or requiring additional security.
Competition
Our primary competition is from financial institutions offering general payment methods, like cash, checks, and general-purpose credit cards. We also compete with specialized competitive offerings from other companies that vary by product category.
•Our Corporate Payments solutions compete with similar offerings from financial institutions, American Express, Western Union Business Solutions and Associated Foreign Exchange.
•Our Fuel solutions compete with similar offerings from WEX, U.S. Bank Voyager Fleet Systems, Edenred, Sodexo, Alelo, Radius Payment Solutions, World Fuel Services, and DKV.
•Our Lodging solutions compete with similar offerings from Egencia (Expedia), hotelengine.com, and in-house travel departments of large corporations and airlines.
•Our Toll solutions compete with similar offerings from ConectCar (Banco Itaú and Ipiranga), Veloe (Alelo), and Repom (Edenred).
•Our Gift and Payroll Card solutions compete with similar offerings from First Data (Fiserv), other special-purpose card issuers, and payroll companies.

Competitive Advantage
In executing on our strategy, we are advantaged by leveraging our competitive strengths:
•Global Scale – We have strong market positions across four continents. This enables us to provide new offerings with better cost economics; sell complementary products; acquire attractive assets that can leverage existing infrastructure and cost synergies; and introduce successful products and practices from other markets.
•Focused Growth Strategy – As a result of strong revenue retention, we can focus on driving organic growth from new customer acquisitions in addition to selling more value-added products to current customers. Also, we effectively identify and acquire new attractive assets.
•Scalable Technology – Our easy-to-use platforms provide control and functionality for our customers and we can on-board incremental customer volume with very limited need for additional infrastructure.
•Diversification – Our solutions and geographic diversification are designed to provide stability through the “portfolio effect” when one geography or business is underperforming relative to the others. This allows FLEETCOR to deliver on strong financial performance relative to competitors; continue to invest throughout business cycles; and reallocate resources to higher performing businesses.
Technology
Our technology provides continuous authorization of transactions, processing of critical account and customer information, and settlement between merchants, issuing companies, and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient, and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2020, we spent approximately $220 million in capital and operating expenses to operate, protect, and enhance our technology.
We operate several proprietary processing systems that provide features and functionality to run our card programs and solutions, including our card issuing, processing, and information services. Our processing systems also integrate with our proprietary networks, which provide brand awareness and connectivity to our acceptance locations that enables the “end-to-end” card acceptance, data capture, and transaction authorization capabilities of our card programs. Our proprietary processing systems and aggregation software are tailored to meet the unique needs of the individual markets they serve and enable us to create and deliver solutions that serve each of our industry verticals and geographies. Our technology platforms are primarily comprised of four key components, which were primarily developed and are maintained in-house: (1) a core processing platform; (2) specialized software; (3) integrated network capabilities; and (4) a cloud-based architecture with proprietary APIs.
Our technology function is based in the U.S., Europe, and Brazil and has expertise in the management of applications, transaction networks, and infrastructure. We operate application development centers in the U.S., U.K., Netherlands, Russia, Czech Republic, Brazil, and New Zealand. Our distributed application architecture allows us to maintain, administer, and innovate our solutions in a cost-effective and flexible manner. Our purpose-built solutions contain significant intellectual property that differentiates us from our competition.
Our IT transformation initiatives are focused on three main pillars: (1) digital strategy; (2) core systems modernization; and (3) data. Our digital strategy is focused on streamlining a digital customer experience across all of our solutions, providing a seamless experience. Additionally, we are investing in modernizing our core transactional systems to make them more resilient, secure, and scalable. Through the use of cloud technology and microservices, we are able to modernize our platforms with no disruption to our customers. Finally, data is becoming an ever-increasing part of how the Company and its customers do business. We are focused on investing in our data assets to deliver value for our customers through improved insights to them to better control expenses and mitigate fraud.
Our technology infrastructure is supported by highly-secure data centers, with redundant locations. We operate our primary data centers, located in Atlanta, Georgia; Prague, Czech Republic; Las Vegas, Nevada; Lexington and Louisville, Kentucky; São Paulo, Brazil; Toronto, Canada; and Moscow, Russia. Additionally, as we develop new solutions and modernize legacy assets, we increasingly leverage cloud services. The use of cloud services provides us with increased flexibility and agility. We use only proven technology and expect no foreseeable capacity limitations. Our systems align with industry standards for security, with multiple industry certifications. Our network is configured with multiple layers of security to isolate our databases from unauthorized access. We use security protocols for communication among applications, and our employees access critical components on a need-only basis. We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity risks or other technological risks, which could subject us to liability and damage our reputation. See also, "Risks related to information technology and security" under Item 1A for further discussion of the risks we face in connection with our technology systems and potential data breach and cybersecurity risks facing the Company.
We maintain disaster recovery and business continuity plans, which benefited and continue to benefit us during the COVID-19 pandemic. Our telecommunications and internet systems have multiple levels of redundancy to ensure the reliability of network service. In 2020, we achieved over 99.9% up-time for authorizations globally.

Safeguarding Our Business
To provide our services, we collect, use and store sensitive business information and personal information, which may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by financial institutions, merchants, and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as, our associated third parties. We may have responsibility to the card networks, financial institutions, and in some instances, our customers, and/or individuals, for our failure or the failure of our associated third parties (as applicable) to protect this information.
We are subject to cybersecurity and information theft risks in our operations, which we seek to manage through cyber and information security programs, training, and insurance coverage. To strengthen our security and cyber defenses, we maintain a defensive in-depth approach to cyber and information security to defend our systems against misuse, intrusions, and cyberattacks and to protect the data we collect. Further, we work with information security and forensics firms and employ advanced technologies to help prevent, investigate and address issues relating to processing system security and availability. We also collaborate with third parties, regulators, and law enforcement, when appropriate, to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.

Regulatory
A substantial number of laws and regulations, both in the U.S. and in other jurisdictions, apply to businesses offering payment products to customers, processing payments and servicing related accounts, or operating payment networks. These laws and regulations are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension, or termination of services or relationships with our bank partners and sponsors and business and sales partners, and/or the imposition of civil and criminal penalties, including fines. Certain of our solutions are also subject to rules set by various payment networks, such as Mastercard, as more fully described below.
The following, while not exhaustive, is a description of several federal and state laws and regulations in the U.S., as well as foreign laws and regulations, that are applicable to our business, and therefore can materially affect our capital expenditures, earnings, and competitive position. In addition, the legal and regulatory framework governing our business is subject to ongoing revision, and changes in that framework could have a significant effect on us.
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the U.S., most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in all states where required for business. Many states exercise authority over the operations related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. As a result of these periodic examinations, state agencies sometimes issue us findings and recommendations, prompting us to make changes to our operations, and procedures.
As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders or direct and indirect changes of control of the licensee and certain other corporate events, and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states also require money transmitters and issuers of payment instruments to comply with federal and state anti-money laundering laws (AML) and regulations. See “Anti-Money Laundering. Counter Terrorist, and Sanctions Regulations.”
Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future for our regulated subsidiaries.
Privacy and Information Security Regulations
We provide services that may be subject to various state, federal, and foreign privacy and information security laws and regulations, including, among others, the Gramm-Leach Bliley Act, the EU’s General Data Protection Regulation (GDPR) and its Network and Information Security directive, Canada’s Personal Information Protection and Electronic Documents Act, Brazil’s General Data Protection Law, and California’s Consumer Protection Act of 2018 (CCPA).
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
Certain of our products that access payment networks require compliance with Payment Card Industry (PCI) data security standards. See “Payment Card Industry Rules.”
Email and Text Marketing Laws
We use direct email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act (TCPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM Act) and related Federal Communication Commission (FCC) orders. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments. Although we believe that our email practices comply with the relevant regulatory requirements, violations could result in enforcement actions, statutory fines and penalties, and class action litigation.

Unfair or Deceptive Business Practices
All persons engaged in commerce, including, but not limited to, us and our bank sponsors and customers, are subject to regulatory enforcement by the FTC, under Section 5 of the Federal Trade Commission Act, and state attorneys general, under various consumer-protection statutes, prohibiting unfair or deceptive acts or practices, and certain products also are subject to the jurisdiction of the Consumer Financial Protection Bureau (CFPB) regarding the prohibition of unfair, deceptive, or abusive acts and practices. As a service provider to certain of our bank sponsors, we may further be subject to direct supervision and examination by federal banking regulators in connection with certain of our products and services, which may increase our compliance costs. If we are accused of violating any of these laws, rules and regulations, we may be subject to enforcement actions and as a result, may incur losses and liabilities that may impact our business.
Lending Regulations
We are subject to several laws and related regulations governing the provision and administration of credit. The Truth in Lending Act (TILA) was enacted as a consumer protection measure to increase consumer awareness of the cost of credit and to protect consumers from unauthorized charges or billing errors, and is implemented by the CFPB’s Regulation Z. Most provisions of TILA and Regulation Z apply only to the extension of consumer credit, but a limited number of provisions apply to commercial cards as well. One example where TILA and Regulation Z are generally applicable is a limitation on liability for unauthorized use, although a business that acquires 10 or more credit cards for its personnel can agree to more expansive liability. Our cardholder agreements generally provide that these business customers waive, to the fullest extent possible, all limitations on liability for unauthorized card use. The Equal Credit Opportunity Act (ECOA) together with Regulation B prohibit creditors from discriminating on certain prohibited bases, such as an applicant’s sex, race, nationality, age and marital status, and further requires that creditors disclose the reasons for taking any adverse action against an applicant or a customer seeking credit. The Fair Credit Reporting Act (FCRA) regulates consumer reporting agencies and the disclosure and use of consumer reports. We obtain consumer reports with respect to an individual who guarantees or otherwise is obligated on a commercial card. The Fair and Accurate Credit Transactions Act of 2003 amended FCRA and requires creditors to adopt identity theft prevention programs to detect, prevent and mitigate identity theft in connection with covered accounts, which can include business accounts for which there is a reasonably foreseeable risk of identity theft.
Anti-Money Laundering, Counter Terrorist, and Sanctions Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (BSA) and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish AML programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records. We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations. In addition to economic sanctions programs, we are also subject to international laws and regulations focused on fighting terrorism and money laundering, including:
•in Canada, Proceeds of Crime (Money Laundering) and Terrorist Financing Act (PCMLTFA);
•in Australia, as a registered remittance dealer with AUSTRAC, the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (AML/CTF Act);
•in the U.K., as a registered Electronic Money Institution with the Financial Conduct Authority, the Proceeds of Crime Act, 2002, and the Terrorism Act 2000; and
•in the EU, AML requirements promulgated under the 4th, 5th and 6th EU Anti-Money Laundering Directives.
Numerous other countries have also enacted or proposed new or enhanced AML legislation and regulations applicable to us.
Non-banks that provide certain financial services are required to register with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (FinCEN) as “money services businesses” (MSB). Through certain subsidiaries, we are registered as MSBs.
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

Interchange Fees
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services, and financial markets. The Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. The Federal Reserve has capped debit interchange fees, however the cap has not had a material direct impact on our results of operations because we operate under an exemption to the cap for the majority of our debit transactions.
Anti-Bribery Regulations
The Foreign Corrupt Practices Act (FCPA) prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission (SEC). The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. We are subject to similar statutes in certain foreign jurisdictions in which we operate, such as the U.K. Bribery Act.
Payment Card Industry Rules
In connection with certain services we provide for payment cards bearing the Mastercard brand, and to those acting as merchants accepting those cards, we must comply with the bylaws, regulations and requirements that are promulgated by Mastercard and other applicable payment-card organizations, including the PCI Data Security Standard, the Mastercard Site Data Protection Program and other applicable data-security program requirements. A breach of such payment card network rules could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. The payment networks routinely update and modify their requirements. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop processing transactions on their networks. Our subsidiary, Comdata Inc., is PCI 3.2 compliant.
We are also subject to network operating rules promulgated by the National ACH Association relating to payment transactions processed by us using the ACH Network.
Escheat Regulations
We may be subject to unclaimed or abandoned property (escheat) laws in the U.S. that require us to turn over to certain government authorities the property of others that we hold that has been unclaimed for a specified period of time, such as payment instruments that have not been presented for payment and account balances that are due to a customer following discontinuation of our relationship. We may be subject to audit by individual U.S. states with regard to our escheatment practices.
Prepaid Card Regulations
Prepaid card programs that we manage may be subject to various federal and state laws and regulations, such as the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (CARD Act) and the CFPB’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates.
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
Derivatives Regulations
Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (CFTC), provisions of the European Market Infrastructure Regulation and its technical standards, as well as derivative reporting in Canada and the U.S., have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of our cross-border payments business to reporting, recordkeeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the U.S., U.K., and European Union. Other jurisdictions outside the U.S., U.K., and the European Union are considering, have implemented, or are implementing regulations similar to those described above.

Other
We must contractually comply with certain regulations to which our sponsor banks are subject, as applicable. We may be examined by our sponsor banks’ regulators and be subject to audits by certain sponsor banks relative to such regulations.
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
Human Capital
As of December 31, 2020, FLEETCOR employed approximately 8,400 associates located in more than 20 countries around the world, with approximately 3,100 of those associates based in the U.S. At FLEETCOR, we strongly believe that talent is a strong determinant of the Company’s performance and success. Our values-driven people programs, practices and policies have been developed to ensure we are able to attract, retain and develop the quality of talent necessary to advance our key initiatives and achieve our strategic objectives. We are firmly committed to delivering a strong employee value proposition and unique employment experience to our associates which, in turn, should lead to better customer experiences and business outcomes.
Culture
Our culture has evolved through time, as the Company has grown considerably both organically and through acquisitions. Despite FLEETCOR’s expansive size and geographic scope, we retain a strong entrepreneurial spirit, and share a common vision, mission and set of values, which together serve as cornerstones to our “One FLEETCOR” culture. Our values, listed below, are infused in all aspects of FLEETCOR, and guide our employee selection, behavior and interactions with both internal and external stakeholders:
•Innovation – figure out a better way
•Execution – get it done quickly
•Integrity – do the right thing
•People – we make the difference
•Collaboration – accomplish more together
Diversity, Inclusion and Belonging
Our focus on diversity, inclusion and belonging (DIB) is paramount to our successful “One FLEETCOR” culture. As of December 31, 2020, females represented approximately 53% of our global workforce and approximately 20% of our senior leadership team, while minorities comprised approximately 32% of our domestic workforce and approximately 22% of our senior leadership team.
Fostering a culturally diverse and inclusive environment and creating a true sense of belonging are among our top priorities. Our global diversity council, three regional councils and nine employee resource groups (ERG) are dedicated to building diversity, inclusion and belonging into all aspects of our global operations. Sponsored by the Chairman of the Board and CEO, the councils and ERGs are vital to creating an environment where all employees are able to prosper. Our ERGs allow a safe space for traditionally underrepresented employees to connect and discuss experiences. The ERGs also provide FLEETCOR with perspectives on the unique needs and lived experiences of those who are traditionally underrepresented.
Employee Wellness
FLEETCOR’s benefits programs are designed to meet the evolving needs of a diverse workforce across the globe. Because we want our employees and their families to thrive, in additional to our regular benefit offerings, we focused on physical and mental well-being in 2020. During the year, we offered free, online fitness classes, sponsored the FLEETCOR Wellbeing Challenge, provided access to employee assistance programs in all regions, and celebrated Mental Health Awareness programs globally.
Talent Development
FLEETCOR offers a variety of high-quality learning opportunities, designed to support employee development and organizational effectiveness. Learning opportunities are available in all geographies at all levels, and incorporate personal, business and leadership skills development with the goal of empowering our organization, creating avenues for closing skill gaps, and enhancing the capabilities of our workforce. Leadership, teamwork, communication, and many other soft skills are vital to our success. We offer a wide variety of career opportunities and paths to advancement through on-the-job coaching, training, and education. We are proud to be a company where an associate can start as an intern and turn it into a successful career.

The Voice of the Employee
We continue to develop and refine our people programs based on feedback we receive directly from our workforce, which we gather through an annual survey of all employees globally. The participation rate for our 2020 annual survey was approximately 83%. Reflecting our efforts to continuously improve in aspects deemed most important by our workforce, our employee engagement score in 2020 was approximately 7 percentage points higher than in our 2019 survey results. We share the detailed engagement scores across the organization, and analyze the results to understand differences by geography, demographics, job level, and leader, and to identify opportunities for further improvement. During 2020, we also conducted several additional surveys specifically related to our response to the COVID-19 pandemic, which helped inform our decisions regarding policies and processes for operating safely and effectively.
In October 2020, FLEETCOR published its inaugural Corporate Responsibility & Sustainability (CRS) report, in which we provided detailed information about the Company’s views and approaches regarding environmental, social and governance issues. We are currently preparing our second annual CRS report for publication later this year, which will include further details related to our global talent strategy, DIB metrics, employee wellness and talent development.
Additional Information
The Company maintains a website at www.fleetcor.com. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish the SEC in accordance with the Securities and Exchange Act of 1934, as amended (Exchange Act). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically at https://www.sec.gov.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2020. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	65	Chief Executive Officer and Chairman of the Board of Directors
Charles R. Freund	48	Chief Financial Officer
John S. Coughlin	52	Group President—Corporate Payments
Alexey Gavrilenya	44	Group President—North America Fuel
Alan King	44	Group President—Europe, Australia and New Zealand Fuel
Armando L. Netto	52	Group President—Brazil
Alissa B. Vickery	43	Chief Accounting Officer
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
Charles R. Freund was appointed our Chief Financial Officer in September 2020, and has been with us since 2000. During his tenure with FLEETCOR, Mr. Freund has held numerous roles, including Executive Vice President of Corporate Strategy, Executive Vice President of Global Sales, President of Emerging Markets, Senior Vice President of Corporate Strategy, Vice President of U.K. Card Issuing, and Vice President of Business Development. Prior to joining us, Mr. Freund was a Consultant at Sibson Consulting, a member of The Segal Group.
John S. Coughlin has served as our Group President of Corporate Payments since August 2019. Mr. Coughlin joined FLEETCOR in 2010, and was the Executive Vice President of Global Corporate Development from his hiring to August 2019. He has led 37 FLEETCOR acquisitions, as well as spearheaded the integration and growth plans. Prior to joining us, Mr. Coughlin held senior roles in private equity, operations, and strategy consulting as Managing Director at PCG Capital Partners, Chief Executive Officer of NCDR/Benevis, and Senior Partner at The Parthenon Group.
Alexey Gavrilenya has been our Group President – North America Fuel since September 2019. Mr. Gavrilenya joined FLEETCOR in March 2009 and served as our Executive Vice President Strategy and Finance, Eastern Europe until April 2011. From May 2011 to January 2016, Mr. Gavrilenya was President – Eastern Europe. He then added to his responsibilities as President – Continental Europe in February 2016. Prior to joining us, Mr. Gavrilenya was CFO of Matarex, Ltd.
Alan King has served as our Group President of Europe, Australia, and New Zealand Fuel since July 2019. Mr. King joined FLEETCOR in August 2016 as President - U.K., Australia, and New Zealand, based in London. Prior to joining us, Mr. King worked at Mastercard where he was most recently Managing Director, MasterCard Prepaid Management Services. During his 11 year career at MasterCard, Mr. King held the roles of Group Head, Global Prepaid Solutions, Group General Manager for Market and Business Development in the U.K. & Ireland, and General Manager, Global Accounts. Prior to MasterCard, Mr. King held leadership positions at VISA in the CEMEA region from 2003 to 2005 and at Citibank from 1998 to 2003, largely across commercial payments in international markets. Mr. King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
Armando L. Netto has served as Group President – Brazil since June 2014. Prior to joining us, Mr. Netto led IT Services for TIVIT, an IT and BPO services company, from 2006 to 2014, where he led the integration of functional areas into the business unit, focused on onboarding new clients and ensuring service quality. Prior to TIVIT, Mr. Netto held various leadership roles with Unisys and McKinsey, where he gained international experience in Europe supporting clients in the U.K., France, Austria, Portugal, and the Netherlands.
Alissa B. Vickery is a Certified Public Accountant and was appointed our Chief Accounting Officer in September 2020. Mrs. Vickery joined FLEETCOR in 2011 and also serves as Senior Vice President of Accounting and Controls, with oversight of external reporting, technical accounting, and internal audit. Prior to joining us, Mrs. Vickery held a Senior Director position at Worldpay and spent more than nine years in public accounting at Deloitte LLP and Arthur Andersen LLP, as a senior manager in the audit and assurance practice.

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
Risks related to our business and operations
The extent to which the outbreak of the novel strain of the coronavirus (COVID-19) and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
The novel strain of the coronavirus (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and have negatively impacted the macroeconomic environment, significantly increasing economic uncertainty. The outbreak has resulted in regulatory and other authorities periodically implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have negatively impacted consumer and business spending and could continue to do so. In addition, these measures have adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place or return, as applicable, for significant periods of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
The spread of the coronavirus has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. While vaccines are currently being administered around the world, vaccine availability, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated could limit their impact and extend the duration of the pandemic. We continue to manage the business as appropriate in order to preserve our financial flexibility during this challenging time. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, including fuel prices, and interest rates. Even after the COVID-19 global pandemic has subsided or, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact through vaccines or otherwise, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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
Adverse effects on payment card transaction volume, including from unfavorable macroeconomic conditions, weather conditions, natural catastrophes or public health crises or from changes to business purchasing practices, could adversely affect our revenues and operating results.
A substantial portion of our revenue is based on the volume of payment card transactions by our customers Accordingly, our operating results could be adversely impacted by events or trends that negatively impact the demand for fuel, business-related products and services, or payment card services in general.
For example, our transaction volume is generally correlated with general economic conditions and levels of spending, particularly in the U.S., Europe, Russia, Latin America, Australia and New Zealand, and the related amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business related products and services by our customers. Similarly, prolonged adverse weather events, travel bans due to medical quarantine (such as the recent responses to the COVID-19 pandemic) or in response to natural catastrophes, especially those that impact regions in which we process a large number and amount of payment transactions, could adversely affect our transaction volumes. Likewise, recent political, investor and industry focus on greenhouse gas emissions and climate change issues may adversely affect the volume of transactions or business operations of the oil companies, merchants and truck stop owners with whom we maintain strategic relationships, which could adversely impact our business.

In addition, our transaction volumes could be adversely affected if businesses do not continue to use, or fail to increase their use of, credit, debit or stored value cards as a payment mechanism for their transactions. Similarly, our transaction volumes could be impacted by adverse developments in the payments industry, such as new legislation or regulation that makes it more difficult for customers to do business, or a well-publicized data security breach that undermines the confidence of the public in electronic payment systems.
If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.
We are subject to the credit risk of our customers which range in size from small sole proprietorships to large publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit-worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our Fuel customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment (including economic weakness caused by large-scale crises like the COVID-19 pandemic), we may experience increased customer defaults and preference claims by bankrupt customers. Additionally, the counterparties to the derivative financial instruments that we use in our international payments provider business to reduce our exposure to various market risks, including changes in foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This risk includes the exposure generated when we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. If an international payments customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us, we may be exposed to the value of an offsetting position with such counterparties for the derivatives or may bear financial risk for those receivables where we have offered trade credit. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition. For the years ended December 31, 2020 and 2019, our bad debt expense was $158.5 million and $74.3 million, or 15 bps and 6 bps of total billings, respectively.
Any decrease in our receipt of fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.
Our card solutions include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represent 4% of our consolidated revenue for the year ended December 31, 2020. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any restrictions on our ability to price our products and services could materially and adversely affect our revenue.
We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.
The market for our solutions is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in the North American Fuel solution are small regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards, and major financial services companies that provide card services to major oil companies and petroleum marketers. Corporate Payments solutions faces a variety of competitors, some of which have greater financial resources, name recognition and scope and breadth of products and services. Competitors in the Lodging solution include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies. Our primary competitors in Europe, Australia and New Zealand are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers. Our primary competitors in Latin America are independent providers of fleet cards and vouchers for food, fuel, tolls, and transportation and major oil companies and providers of card outsourcing services to major oil companies and petroleum marketers who offer commercial fleet cards.
The most significant competitive factors in our business are the breadth of product and service features, network acceptance size, customer service, payment terms, account management, and price. We may experience competitive disadvantages with respect to any of these factors from time to time as potential customers prioritize or value these competitive factors differently. As a result, a specific offering of our features, networks and pricing may serve as a competitive advantage with respect to one customer and a disadvantage for another based on the customers’ preferences.
Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources than we do. In addition, our larger competitors may also have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. Many of our competitors provide additional and unrelated products and services to customers, such as treasury management, commercial lending and credit card processing, which allow them to bundle their products and services together and present them to existing customers with whom they have established relationships, sometimes at a discount. If price competition continues to intensify, we may have to increase the incentives that we offer to our customers, decrease the prices of our solutions or lose customers, each of which could adversely affect our operating results. In Fuel solutions, major oil companies, petroleum marketers and large financial institutions may choose to integrate fuel card services as a complement to their existing or complementary card products and services to adapt more quickly to new or emerging technologies and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.
Future mergers or consolidations among competitors, or acquisitions of our competitors by large companies may present competitive challenges to our business if their fuel card products and services are effectively integrated and bundled into lower cost sales packages with other widely utilized non-fuel card related products and services.
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
A decline in retail fuel prices or contraction in fuel price spreads could adversely affect our revenue and operating results.
We believe in 2020, approximately 11% of our consolidated revenue was directly influenced by the absolute price of fuel. Approximately 8% of our consolidated revenue in 2020 was derived from transactions where our revenue is tied to fuel price spreads. When our fleet customers purchase fuel, certain arrangements in our Fuel solution generates revenue as a percentage of the fuel transaction purchase amount and other arrangements generate revenue based on fuel price spreads. The fuel price that we charge to any Fuel customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. The significant volatility in fuel prices can impact these revenues by lowering total fuel transaction purchase amounts and tightening fuel price spreads. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our Fuel customers, or the fuel price we charge to our Fuel customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The volatility is due to many factors outside our control, including new oil production or production slowdowns, supply and demand for oil and gas and market expectations of future supply and demand, political conditions, actions by OPEC and other major oil producing countries, speculative trading, government regulation, weather and general economic conditions. When such volatility leads to a decline in retail fuel prices or a contraction of fuel price spreads, our revenue and operating results could be adversely affected.
The value of certain of our solutions depend, in part, on relationships with oil companies, fuel and lodging merchants, truck stop operators, airlines and sales channels to grow our business. The failure to maintain and grow existing relationships, or establish new relationships, could adversely affect our revenues and operating results.
The success and growth of our solutions depend on the wide acceptability of such cards when our customers need to use them. As a result, the success of these solutions is in part dependent on our ability to maintain relationships with major oil companies, petroleum marketers, closed-loop fuel and lodging merchants, truck stop operators, airlines and sales channels (each of whom we refer to as our “partners”) and to enter into additional relationships or expand existing arrangements to increase the acceptability of our payment cards. These relationships vary in length from one to eight years for oil companies to one to two years for merchants and may be renegotiated at the end of their respective terms. Due to the highly competitive, and at times exclusive, nature of these relationships, we often must participate in a competitive bidding process to establish or continue the relationships. Such bidding processes may focus on a limited number of factors, including pricing, which may affect our ability to effectively compete for these relationships.
If the various partners with whom we maintain relationships experience bankruptcy, financial distress, or otherwise are forced to contract their operations, our solutions could be adversely impacted. Similarly, because some of our solutions are marketed under the brands of major oil companies, certain other adverse events outside our control, like those companies’ failure to maintain their brands or a decrease in the size of their branded networks may adversely affect our ability to grow our revenue.
The loss of, failure to continue or failure to establish new relationships, or the weakness or decrease in size of companies with whom we maintain relationships, could adversely affect our ability to serve our customers and adversely affect our solutions and operating results.
We must comply with various rules and requirements, including the payment of fees, of Mastercard and our sponsor banks in order to remain registered to participate in the Mastercard networks.
A significant source of our revenue comes from processing transactions through the Mastercard networks. In order to offer Mastercard programs to our customers, one of our subsidiaries is registered as a member service provider with Mastercard through sponsorship by Mastercard member banks in both the U.S. and Canada. Registration as a service provider is dependent upon our being sponsored by member banks. If our sponsor banks should stop providing sponsorship for us or determine to provide sponsorship on materially less favorable terms, we would need to find other financial institutions to provide those services or we would need to become a Mastercard member, either of which could prove to be difficult and expensive. Even if we pursue sponsorship by alternative member banks, similar requirements and dependencies would likely still exist. In addition, Mastercard routinely updates and modifies its membership requirements. Changes in such requirements may make it significantly more expensive for us to provide these services. If we do not comply with Mastercard requirements, it could seek to fine us, suspend us or terminate our registration, which allows us to process transactions on its networks. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing Mastercard payment processing services. If we are unable to find a replacement financial institution to provide sponsorship or become a member, we may no longer be able to provide such services to the affected customers.

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
Our Cross-Border solution depends on our relationships with banks and other financial institutions around the world, which may from impose fees, restrictions and compliance burdens on us that make our operations more difficult or expensive.
In our Cross-Border solution, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our solutions or by making it more cumbersome for businesses to do business with us. Any factors that increase the cost of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy or higher tariffs, could negatively impact our revenues and harm our business. We may also have difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies.
Increasing scrutiny and changing expectations from investors, customers and our employees with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, investors, employees and clients, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries.
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
Maintaining and enhancing our brands is critical to our business relationships and operating results.
We believe that maintaining and enhancing our brands is critical to our customer relationships, and our ability to obtain partners and retain employees. The successful promotion of our brands will depend upon our marketing and public relations efforts, our ability to continue to offer high-quality products and services and our ability to successfully differentiate our solutions from those of our competitors. In addition, future extension of our brands to add new products or services different from our current offerings may dilute our brands, particularly if we fail to maintain our quality standards in these new areas. The promotion of our brands will require us to make substantial expenditures, and we anticipate that the expenditures will increase as our markets become more competitive and we expand into new markets. Even if these activities increase our revenues, this revenue may not offset the expenses we incur. There can be no assurance that our brand promotion activities will be successful.
We are subject to risks related to volatility in foreign currency exchange rates, and restrictions on our ability to utilize revenue generated in foreign currencies.
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2020, approximately 39% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Canadian dollar, Russian ruble, Mexican peso, Czech koruna, Euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. In addition, a majority of the revenue from our international payments provider business is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. This solution also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us.
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
Our expansion through acquisitions may divert our management’s attention and result in unexpected operating or integration difficulties or increased costs and dilution to our stockholders, and we may never realize the anticipated benefits.
We have been an active acquirer in the U.S. and internationally, and, as part of our growth strategy, we expect to seek to acquire businesses, commercial account portfolios, technologies, services and products in the future. We have substantially expanded our overall portfolio of solutions, customer base, headcount and operations through acquisitions. The acquisition and integration of each business involves a number of risks and may result in unforeseen operating difficulties, delays and expenditures in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired business, all of which may divert resources and management attention otherwise available to grow our existing portfolio. In addition, acquisitions may expose us to geographic or business markets in which we have little or no prior experience, present difficulties in retaining the customers of the acquired business and present difficulties and expenses associated with new regulatory requirements, competition controls or investigations.
In addition, international acquisitions often involve additional or increased risks including difficulty managing geographically separated organizations, systems and facilities, difficulty integrating personnel with diverse business backgrounds, languages and organizational cultures, difficulty and expense introducing our corporate policies or controls and increased expense to comply with foreign regulatory requirements applicable to acquisitions.
Integration of acquisitions could also result in the distraction of our management, the disruption of our ongoing operations or inconsistencies on our services, standards, controls, procedures and policies, any of which could affect our ability to achieve the anticipated benefits of an acquisition or otherwise adversely affect our operations and financial results.
To complete future acquisitions, we may determine that it is necessary to use a substantial amount of our cash or engage in equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, which could limit our ability to engage in acquisitions. Moreover, we can make no assurances that the anticipated benefits of any acquisition, such as operating improvements or anticipated cost savings, would be realized. Further, an acquisition may negatively affect our operating results because it may require us to incur charges and substantial debt or other liabilities, may cause adverse tax consequences, substantial depreciation and amortization or deferred compensation charges, may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, may include substantial contingent consideration payments or other compensation that reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs.
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
Some of the countries where we operate, and other countries where we will seek to operate, such as Russia, Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the U.S. In addition, changes in laws or regulations, including with respect to payment service providers, taxation, information technology, data transmission and the Internet, revenues from non-U.S. operations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our portfolio, operating results and financial condition. Specifically, the recent exit of the U.K. from the European Union (often referred to as Brexit) may create significant administrative burdens and additional compliance costs for our European operations by interrupting or effectively terminating U.K.-based licenses that we hold to conduct financial transactions within the European Union. The uncertainty surrounding the terms of the U.K.’s withdrawal and its consequences could also adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products in the U.K. and the European Union.
In addition, conducting and expanding our international operations subjects us to other political, economic, technological, operational and regulatory risks and difficulties that we do not generally face in the U.S. These risks and difficulties could negatively affect our international operations and, consequently, our operating results. Further, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.
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
Our Fuel, Payroll Card and Gift solutions' results are subject to seasonality, which could result in fluctuations in our quarterly net income.
Our Fuel and Payroll Card solutions are typically subject to seasonal fluctuations in revenues and profit, which are impacted during the first and fourth quarter each year by the weather, holidays in the U.S., Christmas being celebrated in Russia in January, and lower business levels in Brazil due to summer break and the Carnival celebration. Our Gift solution is typically subject to seasonal fluctuations in revenues as a result of consumer spending patterns. Historically Gift revenues have been strongest in the third and fourth quarters and weakest in the first and second quarters, as the retail industry has its highest level of activity during and leading up to the Christmas holiday season.
Risks related to information technology and security
We are dependent on the efficient and uninterrupted operation of interconnected computer systems, telecommunications, data centers and call centers, including technology and network systems managed by multiple third parties, which could result in our inability to prevent disruptions in our services.
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

Our solutions are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our customers, we cannot assure that these measures will be successful in limiting our liability.
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
Other than a previously disclosed unauthorized access incident during the second quarter of 2018, we are not aware of any material breach of our or our associated third parties’ computer systems, although we and others in our industry are regularly the subject of attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means.
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
We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. For example, we are subject to a variety of U.S. and international statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries. While we believe we are in compliance with the relevant laws and regulations, if we were ever found to be in violation, our business, financial condition, operating results and cash flows could be materially adversely affected. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer and consumer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures, as well as the cost of deploying additional personnel, training our employees and hiring outside experts, may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines, remediation costs, and with respect to misuse of personal information of our customers, lost revenue and reputational harm. While we maintain insurance covering certain security and privacy damages and claim expenses we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
In addition, under payment network rules, regulatory requirements, and related obligations, we may be responsible for the acts or failures to act of certain third parties, such as third-party service providers, vendors, partners and others, which we refer to collectively as associated participants. The failure of our associated participants to safeguard cardholder data and other information in accordance with such rules, requirements and obligations could result in significant fines and sanctions and could harm our reputation and deter existing and prospective customers from using our services. We cannot assure you that there are written agreements in place with every associated participant or that such written agreements will ensure the adequate safeguarding of such data or information or allow us to seek reimbursement from associated participants. Any such unauthorized use or disclosure of data or information also could result in litigation that could result in a material adverse effect on our business, financial condition and results of operations.

If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology, the marketplace requirements, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers and partners.
The markets for our solutions are highly competitive and characterized by technological change, frequent introduction of new products and services and evolving industry standards. We must respond to the technological advances offered by our competitors and the requirements of regulators and our customers and partners, in order to maintain and improve upon our competitive position and fulfill contractual obligations. We may be unsuccessful in expanding our technological capabilities and developing, marketing, selling or encouraging adoption of new products and services that meet these changing demands, which could jeopardize our competitive position. Similarly, if new technologies are developed that displace our traditional payment card as payment mechanisms for purchase transactions by businesses, we may be unsuccessful in adequately responding to customer practices and our transaction volume may decline. In addition, we regularly engage in significant efforts to upgrade our products, services and underlying technology, which may or may not be successful in achieving broad acceptance or their intended purposes.
The solutions we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at high volumes and processing speeds. Any failure to deliver an effective and secure product or service or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. We may rely on third parties to develop or co-develop our solutions or to incorporate our solutions into broader platforms for the commercial payments industry. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties.
Risks related to our intellectual property
If we are unable to protect our intellectual property rights and confidential information, our competitive position could be harmed and we could be required to incur significant expenses in order to enforce our rights.
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
Finally, we use open source software in connection with our technology and services. Companies that incorporate open source software into their products, from time to time, face claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Open source software is also provided without warranty, and may therefore include bugs, security vulnerabilities or other defects for which we have no recourse or recovery. Some open source software licenses require users of such software to publicly disclose all or part of the source code to their software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our technology and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related technology or service, such use could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.
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
Risks related to regulatory matters and litigation
Changes in laws, regulations and enforcement activities may adversely affect our products and services and the markets in which we operate.
The electronic payments industry is subject to increasing regulation in the U.S. and internationally. Domestic and foreign government regulations impose compliance obligations on us and restrictions on our operating activities, which can be difficult to administer because of their scope, mandates and varied requirements. We are subject to government regulations covering a number of different areas, including, among others: interest rate and fee restrictions; credit access and disclosure requirements; licensing and registration requirements; collection and pricing regulations; compliance obligations; security, privacy and data breach requirements; identity theft protection programs; and AML compliance programs. While a large portion of these regulations focuses on individual consumer protection, legislatures and regulators continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations may have an adverse effect on our business and operating results, due to increased compliance costs and new restrictions affecting the terms under which we offer our products and services.
In addition, certain of our subsidiaries are subject to regulation under the BSA by the Financial Crimes Enforcement Network (FinCEN) and must comply with applicable AML requirements, including implementation of an effective AML program. Our business in Canada is also subject to the PCMLTFA, which is a corollary to the BSA. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
As a service provider to certain of our bank sponsors, we are subject to direct supervision and examination by the CFPB, in connection with certain of our products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. In addition, our bank partners are subject to regulation by federal and state banking authorities and, as a result, could pass through some of those compliance obligations to us or alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business.
Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. With increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance, including monitoring for possible violations of laws by our customers and people who do business with our customers while using our products. If we fail or are unable to comply with existing or changed government regulations in a timely and appropriate manner, we may be subject to injunctions, other sanctions or the payment of fines and penalties, and our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
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
Rules adopted under the Dodd-Frank Act by the CFTC, provisions of the European Market Infrastructure Regulation and its technical standards, as well as derivative reporting in Canada and the U.S., have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of our Cross-Border solutions to reporting, record keeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the U.S., U.K., and European Union or other jurisdictions.
Our compliance with these requirements has resulted, and may continue to result, in additional costs to our business and may impact our international payments provider business operations. Furthermore, our failure to comply with these requirements could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the U.S., U.K., and European Union, such as under the Dodd-Frank Act and the Markets in Financial Instruments Directive (MiFID II) are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the U.S., U.K., and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these may result in greater costs to us as well.
Governmental regulations and contractual obligations designed to protect or limit access to personal information could adversely affect our ability to effectively provide our services.
Governmental bodies in the U.S. and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the U.S., all financial institutions must undertake certain steps to help protect the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks, our sponsor banks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as PCI standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level or internationally, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to claims and a number of judicial and administrative proceedings in the ordinary course of our operations, including employment-related disputes, contract disputes, intellectual property disputes, government inquiries, investigations, audits and regulatory proceedings, customer disputes and tort claims. Responding to proceedings may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such proceedings could have a material adverse effect on our business, reputation, financial condition and results of operations. Further, these types of matters could divert our management’s attention and other resources away from our business.
In addition, from time to time, we have had, and expect to continue to receive, inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Any potential claims or any such inquiries or potential claims have resulted in, and may continue to result in, various audits, reviews and investigations, which can be time consuming and expensive. These types of inquiries, audits, reviews, and investigations could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, various forms of injunctive relief and redress, changes in personnel, and increased review and scrutiny by customers, regulatory authorities, the media and others, which could be significant and could have a material adverse effect on our business, reputation, financial condition and results of operations.
Failure to comply with the FCPA, AML regulations, economic and trade sanctions regulations and similar laws and regulations applicable to our international activities, could subject us to penalties and other adverse consequences.

As we continue to expand our business internationally, we may continue to expand into certain foreign countries, particularly those with developing economies, where companies often engage in business practices that are prohibited by U.S., U.K. and other foreign regulations, including the FCPA, the U.K. Bribery Act, Canada’s PCMLTFA, and Australia’s AML/CTF Act. These laws and regulations generally prohibit and our employees, consultants and agents from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We have implemented policies to discourage such practices; however, there can be no assurances that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate these laws may be customary, will not take actions in violation of our policies for which we may be ultimately responsible.
In addition, we are subject to AML laws and regulations, including the BSA. Among other things, the BSA requires money services businesses (such as money transmitters and providers of prepaid access) to develop and implement risk-based AML programs, verify the identity of our customers, report large cash transactions and suspicious activity, and maintain transaction records.
We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.
Similar AML and counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalent to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.
Violations of these laws and regulations may result in severe criminal or civil sanctions and, in the U.S., suspension or debarment from U.S. government contracting. Likewise, any investigation of any potential violations of these laws and regulations by U.S. or foreign authorities could also have an adverse impact on our reputation and operating results. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws and regulations might be administered or interpreted.
Risks related to our debt
Our debt obligations, or our incurrence of additional debt obligations, could limit our flexibility in managing our business and could materially and adversely affect our financial performance.
At December 31, 2020, we had approximately $4.3 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:
•we may have difficulty satisfying our obligations under our debt facilities and, if we fail to satisfy these obligations, an event of default could result;
•we may be required to dedicate a substantial portion of our cash flow from operations to required payments on our indebtedness, thereby reducing the availability of cash flow for acquisitions, working capital, capital expenditures and other general corporate activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations;”
•covenants relating to our debt may limit our ability to enter into certain contracts, pay dividends or to obtain additional financing for acquisitions, working capital, capital expenditures and other general corporate activities, including to react to changes in our business or the industry in which we operate;
•events outside our control, including volatility in the credit markets or a significant rise in fuel prices, may make it difficult to renew our Securitization Facility on terms acceptable to us and limit our ability to timely fund our working capital needs;
•we may be more vulnerable than our less leveraged competitors to the impact of economic downturns and adverse developments in the industry in which we operate; and
•we are exposed to the risk of increased interest rates because certain of our borrowings are subject to variable rates of interest.
In addition, we and our subsidiaries may incur substantial additional indebtedness in the future, including through our Securitization Facility. Although our credit agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we will face would increase.
Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Specifically, there is currently considerable uncertainty regarding the publication of LIBOR beyond 2021, in response to which the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (SOFR) and two other alternative rates beginning in April 2018.
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
Our balance sheet includes goodwill and intangible assets that represent approximately 61% of our total assets at December 31, 2020. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, which may increase in the future in connection with new acquisitions. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings, which could materially negatively affect our operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved written comments regarding our periodic or current reports from the staff of the SEC.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Atlanta, Georgia where we lease approximately 46,500 square feet of office space. In addition to our headquarters, we have major operations located in Brentwood, Tennessee; Louisville, Kentucky; Lexington Kentucky, and Peachtree Corners, Georgia. Our largest offices internationally are located in São Paulo, Brazil; Prague, Czech Republic; and Mexico City, Mexico. We lease all of the real property used in our business, except for our headquarters in Mexico City, which we own.

ITEM 3. LEGAL PROCEEDINGS
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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The appeal is pending.
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
FTC Investigation
In October 2017, the FTC issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the ticker FLT. As of December 31, 2020, there were 265 holders of record of our common stock.
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
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, the Board increased the aggregate size of the Program by $1.0 billion, to $4.1 billion. Since the beginning of the Program, 14,616,942 shares have been repurchased for an aggregate purchase price of $3.1 billion, leaving the Company up to $1.0 billion available under the Program for future repurchases in shares of its common stock. There were 3,497,285 common shares totaling $940.8 million in 2020; 2,211,866 common shares totaling $636.8 million in 2019 and 4,793,687 common shares totaling $925.7 million in 2018; repurchased under the Program.
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
On December 14, 2018, as part of the Program, the Company entered an accelerated share repurchase (ASR) agreement (2018 ASR Agreement) with a third-party financial institution to repurchase $220 million of its common stock. Pursuant to the 2018 ASR Agreement, the Company delivered $220 million in cash and received 1,057,035 shares on December 14, 2018. An additional 117,751 shares were received on January 29, 2019 upon completion of the 2018 ASR Agreement.
On December 18, 2019, the Company entered an accelerated stock repurchase agreement (2019 ASR Agreement) with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares on December 18, 2019. An additional 175,340 shares were received on February 20, 2020 upon completion of the 2019 ASR Agreement.
The Company accounted for the 2018 and 2019 ASR Agreements, each as two separate transactions, respectively: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.
The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2020 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2020 through October 31, 2020	2,176	$241.96	14,437,742	$1,055,150
November 1, 2020 through November 30, 2020	62,217	$260.34	14,499,959	$1,038,952
December 1, 2020 through December 31, 2020	116,983	$276.23	14,616,942	$1,006,638

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 31, 2015, at the closing price ($142.93) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced Services and (iii) S&P 500.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/15
12/30/16
12/31/17
12/31/18
12/31/19
12/31/20
FleetCor Technologies, Inc.
Russell 2000
S&P Data Processing and Outsourcing Services
S&P 500

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with (i) "Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) "Item 8 ‑ Financial Statements and Supplementary Data" and (iii) the historical consolidated financial statements of the FLEETCOR Technologies, Inc. and the related notes presented in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2020	2019[1]	2018[2]	2017	2016
Income statement data:
Revenues, net	$2,388,855	$2,648,848	$2,433,492	$2,249,538	$1,831,546
Operating income	972,265	1,231,430	1,090,698	883,760	754,153
Net income	$704,216	$895,073	$811,483	$740,200	$452,385
Per share data:
Basic earnings per share	$8.38	$10.36	$9.14	$8.12	$4.89
Diluted earnings per share	$8.12	$9.94	$8.81	$7.91	$4.75
	As of December 31,
	2020	2019	2018	2017	2016
Balance sheet data:
Cash and cash equivalents	$934,900	$1,271,494	$1,031,145	$913,595	$475,018
Restricted cash[3]	541,719	403,743	333,748	217,275	168,752
Total assets	11,194,579	12,248,541	11,202,477	11,318,359	9,626,732
Total debt	4,332,623	5,036,785	4,819,047	4,518,616	3,858,233
Total stockholders’ equity	3,355,411	3,711,616	3,340,180	3,676,522	3,084,038

[1]Reflects the impact of the Company's adoption of ASU 2016-02 "Leases", on January 1, 2019, using a modified retrospective transition method. Under this method, financial results reported in periods prior to 2019 are unchanged.

[2] Reflects the impact of the Company's adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") and related cost capitalization guidance, which was adopted by the Company on January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 resulted in an adjustment to retained earnings in our consolidated balance sheet for the cumulative effect of applying the standard, which included costs incurred to obtain a contract, as well as presentation changes in our statements of income, including the classification of certain amounts previously classified as merchant commissions and processing expense net with revenues. As a result of the application of the modified retrospective transition method, financial results reported in periods prior to 2018 are unchanged.

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
The following discussion and analysis of our financial condition and results of operations generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. A detailed discussion of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Executive Overview
FLEETCOR is a leading global provider of digital payment solutions that enables businesses to control purchases and make payments more effectively and efficiently. Since its incorporation in 2000, FLEETCOR has continued to deliver on its mission: to provide businesses with “a better way to pay”. FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
Businesses spend an estimated $170 trillion each year. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data which can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers powerful insights, which managers can use to better run their businesses. Our wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often used, such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment products. In this report, we refer to this net revenue as “revenue". See “Results of Operations” for additional segment information.
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have created adverse impacts on the U.S. and global economies and it is unclear how long the pandemic and related economic impacts will continue. The COVID-19 pandemic has impacted our business operations in 2020 as described in more detail under “Results of Operations” below, due to a significant decrease in the level of business activity across industries worldwide, which reduced the volume of payment services provided to our customers and revenue generated beginning during the second half of March 2020 and continuing through the date of this Report.
The COVID-19 pandemic has had, and could continue to have, an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, travel and logistics restrictions and general decreases in the level of consumer confidence and business activity. Our business operations and results of operations, including our revenues, earnings and cash flows, have been and may continue to be negatively impacted by certain factors arising from the pandemic including, but not limited to:
•changes in business and consumer confidence and spending habits, including negative trends in our customers’ purchasing patterns due to decreased levels of business activity, credit availability, high debt levels and financial distress;
•volatile fuel prices and fuel price spreads;
•lower volumes of commercial trucking;
•fluctuations in the dollar compared to other currencies around the world;
•reduction in the level of business travel;
•decreased productivity due to travel bans, work-from-home policies or shelter-in-place orders;
•slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis; and

•customers experiencing financial distress or declaring bankruptcy, including seeking extended payment terms, which could create incremental credit loss expense.
The COVID-19 pandemic continues to impact the world economy and our customers, in particular, by restricting day-to-day operations and business activity generally, which adversely impacted our financial performance in 2020. The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity into 2021 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; vaccine availability, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated; our response to the continued impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.
We have taken steps to mitigate the potential risks related to the circumstances and impacts of COVID-19. We have been focused on addressing these challenges with proactive actions designed to protect our employees, provide uninterrupted service to our customers, and meet our near term liquidity needs. Such actions include, but are not limited to:
•Safety: ensuring the safety of our approximately 8,400 employees worldwide, with the vast majority of our employees working from home;
•Business Continuity: ensuring that our systems and payment solutions continue to operate efficiently for our customers;
•Liquidity: actively monitoring availability under our existing credit facilities;
•Expenses: slowing discretionary sales and technology spending, and furloughing contractors; and
•Credit: in select distressed verticals, tightening customer credit lines and payment terms, including closing inactive lines, reducing unused capacity, and reducing payment terms.
While we believe the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we expect continued improvement throughout the year as economic activity recovers.
Performance
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2020 and 2019 (in millions, except per share amounts).

	Year ended December 31,
	2020	2019
Revenues, net	$2,389	$2,649
Net income	$704	$895
Net income per diluted share	$8.12	$9.94
Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the years ended December 31, 2020 and 2019 (in millions, except per share amounts).

	Year Ended December 31,
	2020	2019
Adjusted net income	$962	$1,062
Adjusted net income per diluted share	$11.09	$11.79
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 100 countries around the world today, although we operate primarily in 3 geographies, with approximately 87% of our business in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.
FLEETCOR has three reportable segments, North America, International, and Brazil. We report these three segments as they reflect how we organize and manage our global employee base, manage operating performance, contemplate the differing regulatory environments across geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results. However, to help facilitate an understanding of our expansive range of solutions around the world, we describe them in two categories: Corporate Payments solutions, which simplify and automate payments, and Expense Management solutions, which help control and monitor employee spending.
Our Corporate Payments solutions are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage B2B payment processing more efficiently with our suite of corporate payment solutions, including accounts payable (AP) automation, virtual cards, cross-border, and purchasing and T&E cards. Our Expense Management solutions (Fuel, Tolls, and Lodging) are purpose-built to provide customers with greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. FLEETCOR provides several other payments solutions that, due to their nature or size, are not considered within our Corporate Payments and Expense Management solutions.
Revenues, net, by Segment. The presentation of segment information has been recast for prior periods to align with our current segment presentation. For the years ended December 31, 2020 and 2019, our segments generated the following revenue (in millions):

	Year ended December 31,
	2020		2019
	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$1,582	66%	$1,709	65%
Brazil	344	14%	428	16%
International	463	19%	512	19%
	$2,389	100%	$2,649	100%
Revenues, net, by Geography and Solution. Revenue by geography and solution category for the years ended December 31, 2020 and 2019 (in millions), was as follows:

	Year Ended December 31,
(Unaudited)	2020		2019
Revenue by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,468	61%	$1,595	60%
Brazil	344	14%	428	16%
United Kingdom	263	11%	275	10%
Other	314	13%	351	13%
Consolidated revenues, net	$2,389	100%	$2,649	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2020		2019
Revenue, net by Solution Category*[1]	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$1,057	44%	$1,173	44%
Corporate Payments	434	18%	450	17%
Tolls	292	12%	357	13%
Lodging	207	9%	213	8%
Gift	154	6%	180	7%
Other	244	10%	276	10%
Consolidated revenues, net	$2,389	100%	$2,649	100%
*Columns may not calculate due to rounding.

[1]Reflects certain reclassifications of revenue between solution categories as the Company realigned its Corporate Payments solution, resulting in reclassification of Payroll Card revenue from Corporate Payments to Other.

Fuel solutions help businesses monitor and control fuel spend across multiple fuel networks, providing online analytical reporting to help customers managing the efficiency of their vehicles and drivers, while offering potential discounts off of the retail price of fuel. We generate revenue in our Fuel solution through a variety of program fees, including transaction fees, card fees, network fees and charges, as well as from interchange. These fees may be charged as fixed amounts, costs plus a mark-up, or based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs also include other fees and charges associated with late payments and based on customer credit risk.
Corporate Payments solutions help streamline B2B payments for vendors and employees, both domestically and internationally. Our corporate payments products include Virtual Card solutions for invoice payments, corporate card programs, a fully-outsourced AP Automation solution, as well as a Cross-Border solution to facilitate customers making payments across differing currencies. In our Corporate Payments solutions, the primary measure of volume is spend, the dollar amount of payments processed on behalf of customers through our various networks. We primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided.
Our Tolls solution is primarily delivered via an RFID sticker affixed to the windshield of a customer vehicle in Brazil. This RFID enables customers to utilize toll roads, toll parking lots, pay for gas at partner stations and pay for drive-through food, via automated access and payment upon scan while remaining in the vehicle. In our Tolls solution, the relevant measure of volume is average monthly tags active during the period. We primarily earn revenue from fixed fees for access to the network and ancillary services provided. We also earn interchange on certain services provided.
Lodging solutions provide customers, both workforce and airline/cruise line based, with a proprietary network of hotels with discounted room rates, centralized billing and robust reporting to help customers manage and control costs. In our Lodging solutions, we define a transaction as a hotel room night purchased by a customer. We primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the hotel for a given transaction and commissions paid by hotels. We may also charge fees for access to the network and ancillary services provided.
Gift provides fully integrated gift card program management and processing services via plastic and digital gift cards to our customers. We primarily earn revenue from the processing of gift card transactions sold by our customers to end users, as well as from the sale of the plastic cards. We may also charge fixed fees for ancillary services provided.
The remaining revenues represents other products that due to their nature or size, are not considered primary products. These include payroll cards, fleet maintenance, food and transportation employee benefits related offerings, and telematics offerings.
The following table provides revenue per key performance metric by solution category for the years ended December 31, 2020 and 2019 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[3]
	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
FUEL
'- Revenues, net	$1,057	$1,173	$(116)	(10)%	$1,057	$1,161	$(104)	(9)%
'- Transactions	442	502	(60)	(12)%	442	499	(57)	(11)%
'- Revenues, net per transaction	$2.39	$2.34	$0.05	2%	$2.39	$2.33	$0.06	3%
CORPORATE PAYMENTS
'- Revenues, net[1]	$434	$450	$(16)	(4)%	$435	$454	$(19)	(4)%
'- Spend volume	$64,740	$73,437	$(8,697)	(12)%	$64,740	$73,829	$(9,089)	(12)%
'- Revenues, net per spend $	0.67%	0.61%	0.06%	10%	0.67%	0.62%	0.06%	9%
TOLLS
- Revenues, net	$292	$357	$(65)	(18)%	$378	$357	$21	6%
- Tags (average monthly)	5.4	5.1	0.3	6%	5.4	5.1	0.3	6%
- Revenues, net per tag	$13.43	$17.56	$(4.13)	(24)%	$17.38	$17.56	$(0.17)	(1)%
LODGING
'- Revenues, net	$207	$213	$(6)	(3)%	$207	$272	$(65)	(24)%
'- Room nights	22	19	3	16%	22	28	(7)	(23)%
'- Revenues, net per room night	$9.54	$11.14	$(1.60)	(14)%	$9.55	$9.62	$(0.08)	(1)%
GIFT
'- Revenues, net	$154	$180	$(26)	(14)%	$154	$180	$(26)	(14)%
'- Transactions	1,045	1,274	(230)	(18)%	1,045	1,274	(230)	(18)%
'- Revenues, net per transaction	$0.15	$0.14	$0.01	7%	$0.15	$0.14	$0.01	7%
OTHER[2]
'- Revenues, net[1]	$244	$276	$(32)	(11)%	$252	$285	$(33)	(12)%
'- Transactions[1]	41	56	(15)	(27)%	41	58	(17)	(29)%
'- Revenues, net per transaction	$5.99	$4.94	$1.05	21%	$6.18	$4.93	$1.24	25%
FLEETCOR CONSOLIDATED REVENUES
'- Revenues, net	$2,389	$2,649	$(260)	(10)%	$2,484	$2,711	$(227)	(8)%

[1] Reflects certain reclassifications of revenue between solution categories as the Company realigned its Corporate Payments solution, resulting in reclassification of Payroll Card revenue from Corporate Payments to Other.

[2] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[3] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP.

* Columns may not calculate due to rounding.
Revenue per relevant key performance indicator (KPI), which may include transaction, spend volume, monthly tags, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel price spreads. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
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
•Investment (gain) loss, net—Our investment results primarily relate to impairment charges related to our investments and unrealized gains and losses related to a noncontrolling interest in a marketable security, which was disposed in 2020.
•Other expense (income), net—Our other expense (income), net includes gains or losses from the sale of assets, foreign currency transactions, and other miscellaneous operating costs and revenue.
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
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, and internationally, including the ultimate impact of the COVID-19 pandemic. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, Euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 61%, and 60% of our revenue in 2020 and 2019, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in 2020 and 2019, respectively.
•Fuel price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We believe approximately 8% and 5% of revenues, net were directly impacted by fuel price spreads in 2020 and 2019, respectively.

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
•Expenses— Over the long term, we expect that our general and administrative expense will decrease as a percentage of revenue as our revenue increases. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.
•Taxes— We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Acquisitions and Investments
Subsequent to 2020
On January 13, 2021, we acquired Roger, a global accounts payable (AP) cloud software platform for small businesses located in Denmark, for approximately $40 million. This acquisition is not expected to be material to the financial results of the Company.
2020 and 2019 Acquisitions
On November 30, 2020, we completed the acquisition of a fuel card provider in New Zealand for an immaterial amount.
On September 17, 2020, we signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close in 2021, subject to regulatory approval and standard closing conditions.
On August 10, 2020, we completed the acquisition of a business in the lodging space in the U.S. for an immaterial amount.
During 2019, we completed acquisitions with an aggregate purchase price of approximately $417 million.
•On April 1, 2019, we completed the acquisition of NvoicePay, a provider of full accounts payable automation for business in the U.S. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired.
•On April 1, 2019, we completed the acquisition of r2c, a fleet maintenance, compliance and workshop management software provider in the U.K.
•On July 3, 2019, we completed the acquisition of SOLE Financial, a payroll card provider in the U.S.
•On October 1, 2019, we completed the acquisition of Travelliance, an airline lodging provider in the U.S. The aggregate purchase price of this acquisition was approximately $110 million, net of cash acquired.
We report our results from our 2020 and 2019 U.S. acquisitions in our North America segment. We report our results from our 2020 New Zealand acquisition and our 2019 U.K. acquisition in our International segment. We report our results from all 2020 and 2019 acquisitions from the date of acquisition.
Dispositions
During the third quarter of 2020, we sold a trading security investment for $53.0 million.
As part of our plans to exit the telematics business, we sold our investment in Masternaut to Michelin Group during the second quarter of 2019. We impaired our investment in Masternaut by an additional $15.7 million during 2019, resulting in no gain or loss when the investment was sold.

Results of Operations
Year ended December 31, 2020 compared to the year ended December 31, 2019
The following table sets forth selected consolidated statements of income and selected operational data for the years ended December 31, 2020 and 2019 (in millions, except percentages)*.

	Year ended December 31, 2020	% of total revenue	Year ended December 31, 2019	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,581.5	66.2%	$1,708.5	64.5%	$(127.0)	(7.4)%
International	463.1	19.4%	512.4	19.3%	(49.3)	(9.6)%
Brazil	344.2	14.4%	427.9	16.2%	(83.7)	(19.6)%
Total revenues, net	2,388.9	100.0%	2,648.8	100.0%	(260.0)	(9.8)%
Consolidated operating expenses:
Processing	596.4	25.0%	530.7	20.0%	65.7	12.4%
Selling	192.7	8.1%	204.8	7.7%	(12.1)	(5.9)%
General and administrative	374.7	15.7%	407.2	15.4%	(32.5)	(8.0)%
Depreciation and amortization	254.8	10.7%	274.2	10.4%	(19.4)	(7.1)%
Other operating (income) expense, net	(2.0)	(0.1)%	0.5	—%	(2.5)	NM
Operating income	972.3	40.7%	1,231.4	46.5%	(259.2)	(21.0)%
Investment (gain) loss, net	(30.0)	(1.3)%	3.5	0.1%	(33.5)	NM
Other (income) expense, net	(10.1)	(0.4)%	0.1	—%	10.1	NM
Interest expense, net	129.8	5.4%	150.0	5.7%	(20.2)	(13.5)%
Provision for income taxes	178.3	7.5%	182.7	6.9%	(4.4)	(2.4)%
Net income	$704.2	29.5%	$895.1	33.8%	$(190.9)	(21.3)%
Operating income for segments:
North America	$547.9		$754.5		$(206.6)	(27.4)%
International	276.3		301.3		(25.0)	(8.3)%
Brazil	148.1		175.6		(27.6)	(15.7)%
Operating income	$972.3		$1,231.4		$(259.2)	(21.0)%
Operating margin for segments:
North America	34.6%		44.2%		(9.5)%
International	59.7%		58.8%		0.9%
Brazil	43.0%		41.0%		2.0%
Total	40.7%		46.5%		(5.8)%
*The sum of the columns and rows may not calculate due to rounding.
NM - not meaningful
Revenues, net
Consolidated revenues were $2,388.9 million in 2020, a decrease of $260.0 million, or 9.8%, from $2,648.8 million in 2019. Consolidated revenues and organic growth declined primarily due to decreases in transaction volume as a result of the COVID-19 pandemic and the negative impact of the macroeconomic environment on 2020 revenue. Organically, consolidated revenues were down only approximately 8%, due to the proforma impact of acquisitions and dispositions of $62 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenue for 2020 over 2019 of approximately $95 million. Foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $112 million, due to unfavorable fluctuations in foreign exchange rates primarily in Brazil, Mexico and Russia, and lower fuel prices had an unfavorable impact of $31 million. These decreases were partially offset by the impact of favorable fuel price spreads of approximately $48 million.

North America segment revenues, net
North America revenues were $1,581.5 million in 2020, a decrease of $127.0 million, or 7.4%, from $1,708.5 million in 2019. North America revenues and organic growth declined primarily due to decreases in volumes as a result of the COVID-19 pandemic. Organically, North America segment revenues were down approximately 12%, which is higher due to the proforma impact of acquisitions and dispositions of $61 million.
This decrease was partially offset by the favorable impact of fuel price spreads. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenue for 2020 over 2019 of approximately $17 million, driven primarily by favorable fuel price spreads of approximately $48 million, partially offset by lower fuel prices of approximately $30 million and the unfavorable impact of foreign exchange rates in Canada of $1 million.
International segment revenues, net
International segment revenues were $463.1 million in 2020, a decrease of $49.3 million, or 9.6%, from $512.4 million in 2019. International revenues declined primarily due to decreases in transaction volume as a result of the COVID-19 pandemic, the unfavorable impact of foreign exchange rates and lower fuel prices. Organically, International segment revenues were down approximately 8%. We believe unfavorable foreign exchange rates of approximately $10 million and lower fuel prices of approximately $1 million had a negative impact on our International segment revenues for 2020 over 2019.
Brazil segment revenues, net
Brazil segment revenues were $344.2 million in 2020, a decrease of $83.7 million or 19.6%, from $427.9 million in 2019. Organic growth in our Brazil segment was approximately 4%, which was offset by the unfavorable impact of foreign exchange rates. We believe unfavorable foreign exchange rates negatively impacted Brazil segment revenues for 2020 over 2019 by approximately $101 million.
Consolidated operating expenses
Processing. Processing expenses were $596.4 million in 2020, an increase of $65.7 million, or 12.4%, from $530.7 million in 2019. Increases in processing expenses were primarily due to a write-off of a significant customer receivable in our foreign currency trading business of approximately $90 million in the first quarter of 2020 and acquisitions completed in 2019 and 2020 of approximately $26 million. These increases were partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $29 million and lower variable costs due to reduced sales volumes and expense reductions in response to the COVID-19 pandemic.
Selling. Selling expenses were $192.7 million in 2020, a decrease of $12.1 million or 5.9% from $204.8 million in 2019. Decreases in selling expenses were primarily due to lower commissions and other variable costs due to reduced sales volumes and the favorable impact of fluctuations in foreign exchange rates of approximately $8 million. These decreases were partially offset by expenses related to acquisitions completed in 2019 and 2020 of approximately $4 million.
General and administrative. General and administrative expenses were $374.7 million in 2020, a decrease of $32.5 million or 8.0% from $407.2 million in 2019. The decrease was primarily due to decreased discretionary spending, decreased stock based compensation expense of approximately $20 million, and the favorable impact of fluctuations in foreign exchange rates of approximately $10 million. These decreases were partially offset by the impact of acquisitions completed in 2019 and 2020 of approximately $15 million and professional fees of $7 million over the prior year.
Depreciation and amortization. Depreciation and amortization expenses were $254.8 million in 2020, a decrease of $19.4 million or 7.1% from $274.2 million in 2019. The decrease was primarily due to the favorable impact of foreign exchange rates of approximately $16 million and the impact of fully amortized assets of $16 million, partially offset by expenses related to acquisitions completed in 2019 and 2020 of approximately $10 million.
Investment (gain) loss. Investment gain of $30.0 million in 2020 relates to market value net gains recorded on an investment in a trading security, which we sold during the third quarter of 2020. In 2019, we recorded an impairment of our Masternaut investment of approximately $16 million, which was then sold in 2019 at an amount approximating carrying value. This loss was partially offset by an approximate $13 million unrealized gain related to a marketable security investment.
Other (income) expense, net. Other income, net was $10.1 million in 2020, primarily resulting from a $7 million favorable purchase price settlement from our Cambridge acquisition.

Interest expense, net. Interest expense was $129.8 million in 2020, a decrease of $20.2 million or 13.5% from $150.0 million in 2019. The decrease in interest expense is primarily due to decreases in LIBOR and lower borrowings on our Securitization Facility, partially offset by the impact of additional borrowings to repurchase our common stock. The average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees and swaps was as follows in 2020 and 2019.

(Unaudited)	2020	2019
Term loan A	2.09%	3.70%
Term loan B	2.37%	4.23%
Revolver line of credit A, B & C USD Borrowings	2.12%	3.96%
Revolver line of credit B GBP Borrowings	1.77%	2.18%
Foreign swing line	1.65%	2.13%
There were no borrowings on the revolving D facility in 2020. The average unused facility fee for the Credit Facility excluding the revolving D facility was 0.29% and 0.29% in 2020 and 2019, respectively. The fixed unused facility fee for the revolving D facility was 0.375% in 2020. On August 20, 2020, we terminated the revolving D facility.
On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During 2020, as a result of these swaps, we incurred additional interest expense of approximately $39 million or 1.94% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes and effective tax rate were $178.3 million and 20.2% in 2020, a decrease of $4.4 million, from $182.7 million and 17.0%, respectively, in 2019. Included in the 2019 provision for income taxes was the reversal of a valuation allowance and remeasurement of the related deferred tax asset, due to the capital loss realized upon the sale of our Masternaut investment that was carried back to when the U.S. federal tax rate was 35%, and also an impairment charge to this investment prior to disposal. Excluding these discrete items, our income taxes and effective rate for 2019 would have been approximately $248 million and 23.0%, respectively. Excluding these discrete items, 2020 reflects lower tax expense of $70 million and a lower effective rate compared to 2019, attributable primarily to lower book income and higher excess tax benefits related to share based compensation.
We pay taxes in different taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income was $704.2 million in 2020, a decrease of $190.9 million or 21.3% from $895.1 million in 2019.
Operating income and operating margin
Consolidated operating income. Operating income was $972.3 million in 2020, a decrease of $259.2 million or 21.0% from $1,231.4 million in 2019. Consolidated operating margin was 40.7% in 2020 and 46.5% in 2019. The decrease in operating income and margin were primarily driven by the write-off of a significant customer receivable in our cross-border payments business of approximately $90 million, decreases in volume as a result of the COVID-19 pandemic, lower fuel prices of approximately $31 million and the negative impact of acquisitions completed in 2019 and 2020. Operating income was also negatively impacted by the unfavorable movements in foreign exchange rates of approximately $50 million. The decreases in operating income and operating margin were partially offset by the favorable impact of fuel price spreads of approximately $48 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.
North America segment operating income. North America operating income was $547.9 million in 2020, a decrease of $206.6 million or 27.4% from $754.5 million in 2019. North America operating margin was 34.6% in 2020 and 44.2% in 2019. The decrease in operating income and operating margin was due primarily to the write-off of a significant customer receivable in our cross-border payments business of approximately $90 million, decreases in volume as a result of the COVID-19 pandemic, lower fuel prices of approximately $30 million and the negative impact of acquisitions completed in 2019 and 2020. These decreases in operating income and operating margin were partially offset by the favorable impact of fuel price spreads of approximately $48 million. Additionally, the decrease in operating income was partially offset by favorable movements in foreign exchange rates of approximately $3 million.
International segment operating income. International operating income was $276.3 million in 2020, a decrease of $25.0 million, or 8.3% from $301.3 million in 2019. International operating margin was 59.7% in 2020 and 58.8% in 2019. The decrease in operating income was primarily due to decreases in volume as a result of the COVID-19 pandemic and the unfavorable impact of the macroeconomic environment of approximately $9 million, primarily driven by unfavorable movements in foreign exchange rates. Operating margin increased primarily due to a reduction in operating expenses as a result of the COVID-19 pandemic.
Brazil segment operating income. Brazil operating income was $148.1 million in 2020, a decrease of $27.6 million or 15.7% from $175.6 million in 2019. Brazil operating margin was 43.0% in 2020 and 41.0% in 2019. The decrease in operating income was due primarily to the unfavorable impact of foreign exchange rates of $45 million. The decrease was partially offset by organic growth in Brazil segment revenues of approximately 4%, which positively impacted our operating margin.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At December 31, 2020, we had approximately $1.9 billion in total liquidity, consisting of approximately $941 million available under our Credit Facility (defined below) and unrestricted cash of $935 million. Restricted cash primarily represents customer deposits in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2020, we had no additional liquidity under our Securitization Facility.
The Company has determined that outside basis differences associated with our investment in foreign subsidiaries would not result in a material deferred tax liability, and consistent with our assertion that these amounts continue to be indefinitely reinvested, have not recorded incremental income taxes for the additional outside basis differences.
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
•During 2020, we repurchased 3.5 million common shares totaling $940.8 million in connection with our stock repurchase program (the "Program"). On October 22, 2020, our Board of Directors increased the aggregate size of the Program by $1.0 billion, to $4.1 billion. At December 31, 2020, we had approximately $1.0 billion remaining repurchase authorization under our current share repurchase program.
•We have never declared or paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future.
•While we intend to employ a disciplined and highly selective approach, we may pursue strategic business acquisitions in the future.
•We intend to balance discretionary spending and hiring with revenue and volume trends.

Cash flows
The following table summarizes our cash flows for the years ended December 31, 2020 and 2019.

	Year ended December 31,
(in millions)	2020	2019
Net cash provided by operating activities	$1,472.6	$1,162.1
Net cash used in investing activities	(106.2)	(523.7)
Net cash used in financing activities	(1,416.8)	(310.2)
Operating activities. Net cash provided by operating activities was $1,472.6 million in 2020, an increase from $1,162.1 million in 2019. The increase in operating cash flows was primarily due to favorable working capital adjustments, due to the timing of cash receipts and payments in 2020 over 2019.
Investing activities. Net cash used in investing activities was $106.2 million in 2020, a decrease from $523.7 million in 2019. The decrease was primarily due to the decrease in cash paid for acquisitions in 2020 over 2019 and the proceeds from the sale of an investment in 2020.
Financing activities. Net cash used in financing activities was $1,416.8 million in 2020, an increase from $310.2 million in 2019. The increased use of cash is primarily due to decreased net borrowings on our Credit Facility and Securitization Facility of $563.4 million and $355.9 million, respectively, and an increase in repurchases of our common stock of $155.0 million in 2020 over 2019.
Capital spending summary
Our capital expenditures were $78.4 million in 2020, an increase of $3.3 million or 4.3%, from $75.2 million in 2019.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.86 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of December 31, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, we entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. On August 20, 2020, we terminated the revolving D facility. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. The maturity date for the term loan B is August 2, 2024.
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
At December 31, 2020, the interest rate on the term loan A and revolving A facility was 1.65%, the interest rate on the revolving B facility GBP Borrowings was 1.52%, the interest rate on the term loan B was 1.90% and the interest rate on the foreign swing line was 1.53%. The unused credit facility fee was 0.30% for all revolving facilities at December 31, 2020.
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
At December 31, 2020, we had $2.9 billion in borrowings outstanding on term loan A, net of discounts, and $337.3 million in borrowings outstanding on term loan B, net of discounts, as of December 31, 2020. We have unamortized debt issuance costs of $5.0 million related to the revolving facilities as of December 31, 2020 recorded within other assets in the Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $7.1 million and $0.9 million at December 31, 2020, respectively. The effective interest rate incurred on term loans was 2.30% during 2020 related to the discount on debt.
During 2020, we made principal payments of $165 million on the term loans, $1.5 billion on the revolving facilities, and $104 million on the swing line revolving facility. In addition, we made principal payments on a notes payable related to an acquisition of $11 million.
As of December 31, 2020, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $39 million of losses from accumulated other comprehensive loss into interest expense during the year ended December 31, 2020 as a result of these hedging instruments. The maturity dates of the swap contracts are January 31, 2022 for $1 billion, January 31, 2023 for $500 million and December 19, 2023 for $500 million.
Securitization Facility
We are a party to a $1 billion receivables purchase agreement feature among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. On April 24, 2020, we reduced our Securitization Facility commitment from $1.2 billion to $1 billion. On November 13, 2020, we extended the Securitization Facility termination date to November 12, 2021, added an uncommitted accordion to increase the purchase limit by up to $500 million, revised obligor concentration limits and reserve calculations, added a 0.375% LIBOR floor and modified certain swing line terms. In addition, the program fee for LIBOR borrowings increased from 0.90% to 1.25% and the program fee for Commercial Paper Rate borrowings increased from 0.80% to 1.15%.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2020.
Stock Repurchase Program
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, the Board increased the aggregate size of the Program by $1.0 billion, to $4.1 billion. Since the beginning of the Program, 14,616,942 shares have been repurchased for an aggregate purchase price of $3.1 billion, leaving the Company up to $1.0 billion available under the Program for future repurchases in shares of its common stock. There were 3,497,285 common shares totaling $940.8 million in 2020 and 2,211,866 common shares totaling $636.8 million in 2019; repurchased under the Program.
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
On December 18, 2019, the Company entered an accelerated stock repurchase agreement (2019 ASR Agreement) with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares on December 18, 2019. An additional 175,340 shares were received on February 20, 2020 upon completion of the 2019 ASR Agreement.
The Company accounted for the 2019 ASR Agreement, as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the our own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.

Pending Acquisition
On September 17, 2020, we signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close in 2021, subject to regulatory approval and standard closing conditions.
Critical Accounting Policies and Estimates, Adoption of New Accounting Standards, and Pending Adoption of Recently Issued Accounting Standards
In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenue and expenses. Some of these estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. In many instances, however, we reasonably could have used different accounting estimates and, in other instances, changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to estimates of this type as critical accounting estimates. Our significant accounting policies are summarized in the consolidated financial statements contained elsewhere in this report. The critical accounting estimates that we discuss below are those that we believe are most important to an understanding of our consolidated financial statements.
See Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenue recognition and presentation. We provide payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Corporate Payments, Fuel, Lodging, Tolls, as well as Gift solutions (stored value cards and e-cards). We provide solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We also provide other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services.
Payment Services
Our primary performance obligation for the majority of our payment solutions (Corporate Payments, Fuel, Lodging, Gift, among others) is to stand-ready to provide authorization and processing services (payment services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, we allocate and recognize variable consideration in the period we have the contractual right to invoice the customer. For the tolls payment solution, our primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access.
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
The majority of the transaction price we receive for fulfilling the Payment Services performance obligation are comprised of one or a combination of the following: 1) interchange fees earned from the payment networks; 2) discount fees earned from merchants; 3) fees calculated based on a number of transactions processed; 4) fees calculated based upon a percentage of the transaction value for the underlying goods or services (i.e. fuel, food, toll, lodging, and transportation cards and vouchers); and 5) monthly access fees.
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
Gift Card Products and Services
Our Gift solution delivers both stored value cards and e-cards (cards), and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards is recognized (gross of the underlying cost of the related card, recorded in processing expensed within the

Consolidated Statements of Income) at the point in time when control passes to our customer, which is generally upon shipment.
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
Revenue is also derived from the sale of equipment in certain of our businesses, which is recognized at the time the device is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the Consolidated Statements of Income. The related cost of sales for the equipment is recorded in processing expenses within the Consolidated Statements of Income.
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 75% of total consolidated revenues, net, for the year ended December 31, 2020.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $73.0 million and $71.8 million as of December 31, 2020 and 2019, respectively. We expect to recognize approximately $43.7 million of these amounts in revenues within 12 months and the remaining $29.3 million over the next five years as of December 31, 2020. The amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized. Revenue recognized for the year ended December 31, 2020, that was included in the deferred revenue contract liability as of January 1, 2020, was approximately $37.7 million.
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
Costs incurred to fulfill a contract are capitalized if those costs meet all of the following criteria:
a.The costs relate directly to a contract or to an anticipated contract that we can specifically identify.
b.The costs generate or enhance resources of ours that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.
c.The costs are expected to be recovered.
In order to determine the appropriate amortization period for contract costs, we considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by us to provide products and services to our customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in our Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income. Amortization of capitalized contract costs recorded in selling expense was $15.3 million and $14.3 million for the years ended December 31, 2020 and 2019, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets in prepaid expenses and other current assets and other assets within our Consolidated Balance Sheets. We had capitalized costs to obtain a contract of $15.1 million and $14.8 million in prepaid expenses and other current assets and $37.2 million and $39.7 million within other assets within our Consolidated Balance Sheets, for the year ended December 31, 2020 and 2019, respectively.
We have recorded $65.5 million and $76.4 million of expenses related to sales of equipment in processing expenses within the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, respectively.

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
As a practical expedient, we are not required to adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2020, our contracts with customers did not contain a significant financing component.
Accounts receivable. As described above under the heading “Securitization Facility,” we maintain a revolving trade accounts receivable Securitization Facility. The current purchase limit under the Securitization Facility is $1 billion. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, we transfer certain of our domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
We utilize proceeds from the transfer of our accounts receivable as an alternative to other forms of financing to reduce our overall borrowing costs. We have agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates our cost of servicing. We retain a residual interest in the accounts receivable sold as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.
Our Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments, associated with the securitized debt, are presented as cash flows from financing activities. The maturity date for the Securitization Facility is November 12, 2021.
Foreign receivables are not included in our receivable securitization program. At December 31, 2020 and 2019, there was $700 million and $971 million, respectively, of short-term debt outstanding under our accounts receivable Securitization Facility. The amounts outstanding as of December 31, 2020 represent the maximum allowable amounts available to us under the terms of Securitization Facility.
Financial Instruments-Credit Losses. We adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", on January 1, 2020, under which the Current Expected Credit Loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. Our financial assets subject to credit losses are primarily trade receivables. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forecast economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. At December 31, 2020 and 2019, approximately 97% and 98%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for credit losses when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.

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
Based on the goodwill asset impairment analysis performed quantitatively as of October 1, 2020, we determined that the fair value of each of our reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We also evaluate indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. We also test for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to our evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in our evaluation of trade names, projected revenue growth and projected long-term growth rates in the determination of terminal values. An impairment loss is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
We regularly evaluate the carrying value of our investments, which are not carried at fair value, for impairment.  We have elected to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. Investments classified as trading securities are carried at fair value with any unrealized gain or loss recorded within investment (gain) loss in the Consolidated Statements of Income.
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

Estimates of fair value are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. Provisional estimates of the fair values of the assets acquired and liabilities assumed involve a number of estimates and assumptions that could differ materially from the final amounts recorded. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include contingent consideration related to the performance of the acquired operations following the acquisition. Contingent consideration is recorded at estimated fair value at the date of the acquisition, and is remeasured each reporting period, with any changes in fair value recorded in the Consolidated Statements of Income. We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities.
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
For performance-based restricted stock units and awards and performance based stock option awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
Derivatives. We use derivatives to minimize our exposures related to changes in interest rates and to facilitate cross-currency corporate payments by writing derivatives to customers.
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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded to the derivative assets/liabilities and offset against accumulated other comprehensive income (loss), net of tax. Derivative fair value changes that are recorded in accumulated other comprehensive income (loss) are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is effective in offsetting the change in cash flows attributable to the hedged risk. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately within earnings.
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
We recognize current cross-border payments derivatives in prepaid expenses and other current assets and other current liabilities and derivatives greater than one year in other assets and other noncurrent liabilities in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. See Footnote 17 to the Consolidated Financial Statements, Derivatives.

Spot Trade Offsetting. We use spot trades to facilitate cross-currency corporate payments in our cross-border payments business. Timing in the receipt of cash from the customer results in intermediary balances in the receivable from the customer and the payment to the customer's counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," we apply offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which we believe to be enforceable. As such, we have netted our exposure with these customer's counterparties, with the receivables from the customer. We recognize all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in our Consolidated Balance Sheets at their fair value
Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations identified as of December 31, 2020 for the periods specified:

		Payments due by period(a)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$3,603.1	$505.7	$2,769.4	$327.9	$—
Securitization Facility	700.0	700.0	—	—	—
Estimated interest payments - Credit Facility (b)	171.4	58.9	108.9	3.6	—
Estimated interest payments- Securitization Facility(b)	9.6	9.6	—	—	—
Operating leases	109.3	20.2	32.3	27.9	28.8
Deferred purchase price	0.8	0.6	0.2	—	—
Estimated interest payments - Swaps (c)	86.8	48.2	38.6	—	—
Other(d)	29.3	—	29.3	—	—
Total	$4,710.3	$1,343.2	$2,978.8	$359.5	$28.8
 ______________________
(a)Deferred income tax liabilities as of December 31, 2020 were approximately $493.3 million. Refer to Note 13 to our accompanying consolidated financial statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2020, we had approximately $35.7 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.
(b)We draw upon and pay down on the revolver within our Credit Agreement and our Securitization Facility borrowings outside of a normal schedule, as excess cash is available. For our variable rate debt, we have assumed the December 31, 2020 interest rates to calculate the estimated interest payments, for all years presented. This analysis also assumes that outstanding principal is held constant at the December 31, 2020 balances for our Credit Agreement and Securitization Facility, except for mandatory pay downs on the term loans in accordance with the loan documents. We typically expect to settle such interest payments with cash flows from operating activities and/or other short-term borrowings.
(c)For our interest rate swap cash flow contracts (the "swap contracts"), we have used the fixed interest rate on each swap less the one month LIBOR rate in effect on our term loans at December 31, 2020, to calculate the estimated interest payments, for all years presented.
(d)The long-term portion of contingent consideration agreements is included with other obligations in the detail of our debt instruments disclosed in Note 11 to our accompanying consolidated financial statements.
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

Pro forma and macro adjusted revenue and transactions by product. We define the pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment includes the impact that market fuel price spreads, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. Set forth below is a reconciliation of pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue		Key Performance Indicators
	Year Ended December 31,*		Year Ended December 31,*
(Unaudited)	2020	2019	2020	2019
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$1,057	$1,161	442	499
Impact of acquisitions/dispositions	—	11	—	3
Impact of fuel prices/spread	18	—	—	—
Impact of foreign exchange rates	(18)	—	—	—
As reported	$1,057	$1,173	442	502

CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$435	$454	64,740	73,829
Impact of acquisitions/dispositions	—	(4)	—	(392)
Impact of fuel prices/spread	(1)	—	—	—
Impact of foreign exchange rates	(1)	—	—	—
As reported	$434	$450	64,740	73,437

TOLLS - TAGS
Pro forma and macro adjusted	$378	$357	5.4	5.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(86)	—	—	—
As reported	$292	$357	5.4	5.1

LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$207	$272	22	28
Impact of acquisitions/dispositions	—	(60)	—	(9)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$207	$213	22	19

GIFT - TRANSACTIONS
Pro forma and macro adjusted	$154	$180	1,045	1,274
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$154	$180	1,045	1,274

OTHER[1] - TRANSACTIONS
Pro forma and macro adjusted	$252	$285	41	58
Impact of acquisitions/dispositions	—	(9)	—	(2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(8)	—	—	—
As reported	$244	$276	41	56

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$2,484	$2,711	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(62)
Impact of fuel prices/spread[2]	17	—
Impact of foreign exchange rates	(112)	—
As reported	$2,389	$2,649

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[2] Revenues reflect an estimated $17 million net negative impact of fuel prices and fuel price spreads, where lower fuel prices had an estimated $31 million negative impact and higher fuel spreads had an offsetting $48 million favorable impact.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, amortization of the premium recognized on the purchase of receivables, and our proportionate share of amortization of intangible assets at our equity method investment, and (c) integration and deal related costs, and (d) other non-recurring items, including unusual credit losses occurring largely due to COVID-19, the impact of discrete tax items, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets and a business, loss on extinguishment of debt, and legal settlements.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. We also believe that integration and deal related costs and one-time non-recurring expenses, gains, losses, and impairment charges do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these non-tax items. Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by U.S. generally accepted accounting principles, or U.S. GAAP. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. GAAP, and our calculation thereof may not be comparable to that reported by other companies.
Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. We believe that organic revenue growth on a macro-neutral, one-time item, and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of FLEETCOR.
Management uses adjusted net income, adjusted net income per diluted share and organic revenue growth:
•as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis;
•for planning purposes, including the preparation of our internal annual operating budget;
•to allocate resources to enhance the financial performance of our business; and
•to evaluate the performance and effectiveness of our operational strategies.

Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Year Ended December 31,
(Unaudited)	2020	2019
Net income	$704,216	$895,073
Net income per diluted share	$8.12	$9.94
Stock based compensation	43,384	60,953
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	196,106	216,532
Investment (gain) loss	(30,008)	2,705
Loss on write-off of fixed assets	294	1,819
Integration and deal related costs[1]	12,020	—
Restructuring and related costs	4,215	2,814
Legal settlements/litigation	(144)	6,181
Write-off of customer receivable [2]	90,058	—
Total pre-tax adjustments	315,926	291,004
Income tax impact of pre-tax adjustments at the effective tax rate[3]	(67,762)	(61,619)
Impact of discrete tax item[4]	9,848	(62,333)
Adjusted net income	$962,228	$1,062,125
Adjusted net income per diluted share	$11.09	$11.79
Diluted shares	86,719	90,070

[1] Beginning in 2020, the Company included integration and deal related costs in its definition to calculate adjusted net income and adjusted net income per diluted share. Prior period amounts were considered immaterial.

[2] Represents a bad debt loss in the first quarter of 2020 from a large client in our cross-border payments business entering voluntary bankruptcy due to the extraordinary impact of the COVID-19 pandemic.

[3] Excludes the results of the Company's investment in 2019, on our effective tax rate, as results from Masternaut investment are reported within the consolidated Statements of Income on a post-tax basis and no tax-over-book outside basis difference prior to disposition.

[4] Represents impact of a discrete tax reserve adjustment related to prior year tax positions in 2020 and the impact from the disposition of our investment in Masternaut of $64 million in 2019, as well as the impact of a discrete tax item from a prior year for a Section 199 adjustment of $2 million.

* Columns may not calculate due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency risk
Foreign Earnings
Our international businesses expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international businesses were 38.6%, 39.8% and 39.1% of total revenues for the years ended December 31, 2020, 2019, and 2018, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2020 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2020 by approximately $42.4 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2019 and 2018 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2019 and 2018 by approximately $47.7 million and $41.6 million, respectively. We have utilized International and Brazil segment operating income as a proxy for foreign earnings.
Unhedged Cross-Currency Risk
With our cross-border payment solutions, we have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our cross-border payments provider business. The majority of cross-border payments revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In our cross-border payment solutions, we also write foreign currency forward and option contracts for customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. We aggregates foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedge (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.
Interest rate risk
We are exposed to the risk of changing interest rates on our cash investments and on the unhedged portion of our variable rate debt. As of December 31, 2020, we had $3.6 billion of variable rate debt outstanding under our Credit Agreement. See Note 11 of the accompanying consolidated financial statements for information about the Credit Agreement. We use derivative financial instruments to reduce our exposure related to changes in interest rates. In January 2019, we entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55% maturing on January 31, 2022, January 31, 2023 and December 19, 2023, respectively. For each of these swap contracts, we will receive one month LIBOR. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under U.S. GAAP. See footnote 17 of the accompanying consolidated financial statements for information about the swap contracts.
If market interest rates had increased or decreased an average of 100 basis points and assuming we had an outstanding balance on our credit facility and term loans of $1.6 billion not fixed by interest rate swap contracts at December 31, 2020, our interest expense would have changed by approximately $16.0 million. Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2019 and 2018, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by approximately $20.2 million and $37.9 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

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
Fuel price spread risk
From our merchant and network relationships, we derive revenue from the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant or network for the same transaction. The price paid to a merchant or network is calculated as the merchant’s wholesale cost of fuel plus a markup. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, if fuel price spreads contract, we may generate less revenue, which could adversely affect our operating results. The impact of volatility in fuel spreads is somewhat mitigated by our agreements with certain merchants, where the price paid to the merchant is equal to the lesser of the merchant’s cost plus a markup or a percentage of the transaction purchase price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FLEETCOR Technologies, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $4.7 billion. As discussed in Note 2 to the consolidated financial statements, the Company completes an impairment test of goodwill at least annually or more frequently if facts and circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level and involves estimating the fair value of each identified reporting unit which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies.
Auditing the Company's estimate of reporting unit fair value involved a high degree of subjectivity as estimates underlying the determination of reporting unit fair value using the discounted cash flow model were based on significant assumptions that are sensitive to change and are affected by expected future market and economic conditions. These assumptions included forecasts for Revenue, net, Earnings before Interest Taxes Depreciation and Amortization (EBITDA), and long-term growth rates as well as the discount rates, which reflected risk-based factors based on the reporting units’ geographical location and business risk.

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
To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We involved our valuation specialists to assist us with these procedures. Our valuation specialists evaluated management’s estimation of the discount rates used in the reporting units’ fair value calculations, performed a comparison of market multiples to observable transactions, and independently recalculated the discount rates for the respective reporting units. We also compared earnings forecasts to historical results and, for certain reporting units, to current industry and economic trends, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

Atlanta, Georgia
February 26, 2021

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$934,900	$1,271,494
Restricted cash	541,719	403,743
Accounts and other receivables (less allowance for credit losses of $86,886 at December 31, 2020 and $70,890 at December 31, 2019)	1,366,775	1,568,961
Securitized accounts receivable—restricted for securitization investors	700,000	970,973
Prepaid expenses and other current assets	412,924	403,400
Total current assets	3,956,318	4,618,571
Property and equipment, net	202,509	199,825
Goodwill	4,719,181	4,833,047
Other intangibles, net	2,115,882	2,341,882
Investments	7,480	30,440
Other assets	193,209	224,776
Total assets	$11,194,579	$12,248,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,054,478	$1,249,586
Accrued expenses	282,681	275,511
Customer deposits	1,175,322	1,007,631
Securitization facility	700,000	970,973
Current portion of notes payable and lines of credit	505,697	775,865
Other current liabilities	250,133	183,502
Total current liabilities	3,968,311	4,463,068
Notes payable and other obligations, less current portion	3,126,926	3,289,947
Deferred income taxes	498,154	519,980
Other noncurrent liabilities	245,777	263,930
Total noncurrent liabilities	3,870,857	4,073,857
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 126,448,078 shares issued and 83,666,163 shares outstanding at December 31, 2020; and 124,626,786 shares issued and 85,342,156 shares outstanding at December 31, 2019	126	124
Additional paid-in capital	2,749,900	2,494,721
Retained earnings	5,416,945	4,712,729
Accumulated other comprehensive loss	(1,363,158)	(972,465)
Less treasury stock (42,781,915 shares and 39,284,630 shares at December 31, 2020 and 2019, respectively)	(3,448,402)	(2,523,493)
Total stockholders’ equity	3,355,411	3,711,616
Total liabilities and stockholders’ equity	$11,194,579	$12,248,541

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018 [1]
Revenues, net	$2,388,855	$2,648,848	$2,433,492
Expenses:
Processing	596,363	530,669	487,695
Selling	192,732	204,806	182,593
General and administrative	374,678	407,210	389,172
Depreciation and amortization	254,802	274,210	274,609
Other operating (income) expense, net	(1,985)	523	8,725
Operating income	972,265	1,231,430	1,090,698
Investment (gain) loss, net	(30,008)	3,470	7,147
Other (income) expense, net	(10,055)	93	(152,166)
Interest expense, net	129,803	150,048	138,494
Loss on extinguishment of debt	—	—	2,098
Total other expense (income)	89,740	153,611	(4,427)
Income before income taxes	882,525	1,077,819	1,095,125
Provision for income taxes	178,309	182,746	283,642
Net income	$704,216	$895,073	$811,483
Basic earnings per share	$8.38	$10.36	$9.14
Diluted earnings per share	$8.12	$9.94	$8.81
Weighted average shares outstanding:
Basic shares	84,005	86,401	88,750
Diluted shares	86,719	90,070	92,151
1 The Company applied the modified retrospective transition method when adopting ASU 2016-02 "Leases", therefore the Company's 2018 prior results were not restated to reflect ASU 2016-02. Refer to footnote 14.

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$704,216	$895,073	$811,483
Other comprehensive loss:
Foreign currency translation losses, net of tax	(367,249)	(15,855)	(362,001)
Net change in derivative contracts, net of tax	(23,444)	(42,752)	—
Total other comprehensive loss	(390,693)	(58,607)	(362,001)
Total comprehensive income	$313,523	$836,466	$449,482
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2017	$122	$2,214,224	$2,958,921	$(551,857)	$(944,888)	$3,676,522
Net income	—	—	811,483	—	—	811,483
Cumulative effect of change in accounting principle	—	—	47,252	—	—	47,252
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	(362,001)	—	(362,001)
Acquisition of common stock	—	(33,000)	—	—	(925,696)	(958,696)
Share-based compensation expense	—	69,939	—	—	—	69,939
Issuance of common stock	1	55,680	—	—	—	55,681
Balance at December 31, 2018	123	2,306,843	3,817,656	(913,858)	(1,870,584)	3,340,180
Net income	—	—	895,073	—	—	895,073
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	(58,607)	—	(58,607)
Acquisition of common stock	—	(42,000)	—	—	(652,909)	(694,909)
Share-based compensation expense	—	60,953	—	—	—	60,953
Issuance of common stock	1	168,925	—	—	—	168,926
Balance at December 31, 2019	124	2,494,721	4,712,729	(972,465)	(2,523,493)	3,711,616
Net income	—	—	704,216	—	—	704,216
Other comprehensive loss, net of tax	—	—	—	(390,693)	—	(390,693)
Acquisition of common stock	—	75,000	—	—	(924,909)	(849,909)
Share-based compensation expense	—	43,384	—	—	—	43,384
Issuance of common stock	2	136,795	—	—	—	136,797
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended Year Ended December 31,
	2020	2019	2018[1]
Operating activities
Net income	$704,216	$895,073	$811,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,181	62,784	52,936
Stock-based compensation	43,384	60,953	69,939
Provision for losses on accounts and other receivables	158,549	74,309	64,377
Amortization of deferred financing costs and discounts	6,486	5,106	5,342
Amortization of intangible assets and premium on receivables	189,620	211,426	221,673
Deferred income taxes	(15,112)	37,883	(2,750)
Loss on extinguishment of debt	—	—	2,098
Investment (gain) loss	(30,008)	3,470	7,147
Gain on sale of assets/business	—	—	(152,750)
Other non-cash operating income[2]	(1,985)	522	8,607
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts receivable and other receivables	264,140	(196,028)	(159,024)
Prepaid expenses and other current assets	(14,521)	(185,391)	(27,650)
Other assets	12,656	(6,792)	(25,432)
Accounts payable, accrued expenses and customer deposits	89,983	198,756	27,386
Net cash provided by operating activities	1,472,589	1,162,071	903,382
Investing activities
Acquisitions, net of cash acquired	(80,787)	(448,277)	(20,843)
Purchases of property and equipment	(78,425)	(75,170)	(81,387)
Proceeds from disposal of an asset/business	—	—	98,735
Proceeds from disposal of investment	52,963	—	—
Other	—	(255)	(22,775)
Net cash used in investing activities	(106,249)	(523,702)	(26,270)
Financing activities
Proceeds from issuance of common stock	136,797	168,925	55,680
Repurchase of common stock	(849,910)	(694,909)	(958,696)
(Payments) borrowings on securitization facility, net	(270,973)	84,973	75,000
Deferred financing costs paid and debt discount	(2,637)	(2,868)	(4,927)
Proceeds from issuance of notes payable	—	700,000	363,430
Principal payments on notes payable	(175,285)	(138,500)	(498,305)
Borrowings from revolver	1,243,500	1,811,509	1,493,091
Payments on revolver	(1,496,907)	(2,292,349)	(1,099,040)
(Payments) borrowings on swing line of credit, net	(1,042)	52,996	(4,935)
Other	(344)	52	887
Net cash used in financing activities	(1,416,801)	(310,171)	(577,815)
Effect of foreign currency exchange rates on cash	(148,157)	(17,854)	(65,274)
Net (decrease) increase in cash and cash equivalents and restricted cash	(198,618)	310,344	234,023
Cash and cash equivalents and restricted cash, beginning of year	1,675,237	1,364,893	1,130,870
Cash and cash equivalents and restricted cash, end of year	$1,476,619	$1,675,237	$1,364,893
Supplemental cash flow information
Cash paid for interest	$126,460	$178,417	$156,749
Cash paid for income taxes	$165,315	$200,525	$207,504
1 The Company applied the modified retrospective transition method when adopting ASU 2016-02 "Leases", therefore the Company's 2018 prior results were not restated to reflect ASU 2016-02. Refer to footnote 14.
2Comparable disclosure provided to conform with 2020 presentation.

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
1. Description of Business
FLEETCOR Technologies, Inc. (the "Company", "we", "us" and "our") is a leading global provider of digital payment solutions that enables businesses to control purchases and make payments more effectively and efficiently. Since its incorporation in 2000, FLEETCOR has continued to deliver on its mission: to provide businesses with “a better way to pay”. FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data which can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers insights, which managers can use to better run their businesses. The Company's wide range of digitized solutions generally provides control, reporting, and automation benefits over the payment methods businesses often used, such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
Our Corporate Payments solutions, which simplify and automate payments, are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies can save time, cut costs, and manage B2B payment processing more efficiently with our suite of Corporate Payment solutions, including accounts payable (AP) automation, virtual cards, cross-border payments, purchasing and T&E cards. Our Expense Management solutions can help control and monitor employee spending and includes Fuel, Tolls, and Lodging. These solutions are purpose-built to provide customers with greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. The Company also provides several other payments solutions, including Gift and other B2B payment solutions.
Our proprietary processing and card management solutions provide customers with capabilities including: customizable user-level controls, detailed transaction reporting, programmable alerts, configurable networks, contract price validation and audit, and tax management and reporting. Our customers can use these data, controls and tools to combat fraud and employee misuse, streamline expense administration and potentially lower their operating costs.
We utilize both proprietary and third-party payment acceptance networks to deliver our solutions. In our proprietary networks, which tend to be geographically distinct, transactions are processed on systems operated by us, and only at select participating merchants with whom we’ve contracted directly for acceptance. Third-party networks are operated by independent parties, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks. Mastercard and VISA are our primary third-party network partners in North America and Europe, respectively.
We actively market and sell our solutions to current and prospective customers leveraging a multi-channel approach. This go-to-market strategy includes direct sales forces, comprehensive digital channels, and strategic partner relationships. Our capabilities are also offered through indirect sales channels (e.g., major oil companies and fuel marketers for Fuel, and retail establishments for Tolls) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across Fuel, Lodging, and Corporate Payments. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals, and new geographies faster and at a significantly lower cost.
The Company has three reportable segments, North America, International, and Brazil. The Company reports these three segments as they reflect how we organize and manage our global employee base, manage operating performance, contemplate the differing regulatory environments across geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results.
2. Basis of Presentation and Summary of Significant Accounting Policies
Use of Estimates
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

The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2020, 2019, and 2018 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
COVID-19 Update
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. A number of countries as well as many states and cities within the U.S. have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home and closure of or restrictions on nonessential businesses. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain.
Financial Instruments-Credit Losses
The Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", on January 1, 2020, under which the Current Expected Credit Loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forecast economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. At December 31, 2020 and 2019, approximately 97% and 98%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for credit losses when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
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
Estimates of fair value are revised during an allocation period as necessary when, and if, information becomes available to further define and quantify the fair value of the assets acquired and liabilities assumed. Provisional estimates of the fair values of the assets acquired and liabilities assumed involve a number of estimates and assumptions that could differ materially from the final amounts recorded. The allocation period does not exceed one year from the date of the acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the allocation of the purchase price is adjusted. Should information become available after the allocation period, those items are adjusted through operating results. The direct costs of the acquisition are recorded as operating expenses. Certain acquisitions include contingent consideration related to the performance of the acquired operations following the acquisition. Contingent consideration is recorded at estimated fair value at the date of the acquisition, and is remeasured each reporting period, with any changes in fair value recorded in the Consolidated Statements of Income. The Company estimates the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities.
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
Based on the goodwill asset impairment analysis performed quantitatively as of October 1, 2020, the Company determined that the fair value of each of its reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected revenue growth and projected long-term growth rates in the determination of terminal values. An impairment loss is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
The Company regularly evaluates the carrying value of its investments, which are not carried at fair value, for impairment. The company has elected to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. Investments classified as trading securities are carried at fair value with any unrealized gain or loss recorded within investment (gain) loss in the Consolidated Statements of Income.
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
The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $51.6 million, $49.8 million and $37.3 million in 2020, 2019 and 2018, respectively. Amortization expense for software totaled $40.2 million, $37.2 million and $24.2 million in 2020, 2019 and 2018, respectively.
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
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains (losses), which are recorded within other (income) expense, net in the Consolidated Statements of Income for the years ended December 31 as follows (in millions):

	2020	2019	2018
Foreign exchange gains (losses)	$2.9	$0.7	$(0.1)

The Company recorded foreign currency losses on long-term intra-entity transactions included as a component of foreign currency translation (losses) gains, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31 as follows (in millions):

	2020	2019	2018
Foreign currency losses on long-term intra-entity transactions	$219.8	$88.1	$79.6

Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates and to facilitate cross-currency corporate payments by writing derivatives to customers.
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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded to the derivative assets/liabilities and offset against accumulated other comprehensive income (loss), net of tax. Derivative fair value changes that are recorded in accumulated other comprehensive income (loss) are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is effective in offsetting the change in cash flows attributable to the hedged risk. The portions of the change in fair value that are either considered ineffective or are excluded from the measure of effectiveness are recognized immediately within earnings.
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
The Company recognizes current cross-border payments derivatives in prepaid expenses and other current assets and other current liabilities and derivatives greater than one year in other assets and other noncurrent liabilities in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 17.

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
For performance-based restricted stock units and awards and performance-based stock option awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt, using the effective interest method and are included within interest expense. The Company capitalized additional debt issuance costs of $2.6 million associated with refinancing its Credit Facility and Securitization Facility in 2020 and $2.9 million with refinancing its Credit Facility in 2019. At December 31, 2020 and 2019, the Company had net deferred financing costs of $6.4 million and $7.4 million, respectively, related to the revolver under the Credit Facility and the Securitization Facility, each recorded within prepaid expenses and other current assets, on the Consolidated Balance Sheets. At December 31, 2020 and 2019, the Company had deferred financing costs of $7.1 million and $7.9 million, respectively, related to the term notes under the Credit Facility, recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and notes payable and other obligations, less current portion, respectively, in the Consolidated Balance Sheets.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.
Accounts Receivable
The Company maintains a $1 billion revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to a multi-seller, asset-backed commercial paper conduit (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold to the Conduit. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. The maturity date for the Company's Securitization Facility is November 12, 2021.

The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2020	2019
Gross domestic unsecuritized accounts receivables	$719,675	$734,410
Gross domestic securitized accounts receivable	700,000	970,973
Gross foreign receivables	733,986	905,441
Total gross receivables	2,153,661	2,610,824
Less allowance for credit losses	(86,886)	(70,890)
Net accounts and securitized accounts receivable	$2,066,775	$2,539,934
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our foreign currency trading business during the year ended December 31, 2020. The Company's estimated expected credit losses as of December 31, 2020, included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2020	2019	2018
Allowance for credit losses beginning of year	$70,890	$59,963	$46,031
Provision for credit losses	158,549	74,309	64,377
Write-offs	(146,063)	(67,732)	(50,287)
Recoveries[1]	9,603	4,798	3,644
Impact of foreign currency[1]	(6,093)	(448)	(3,802)
Allowance for credit losses end of year	$86,886	$70,890	$59,963
1Comparable disclosure provided to conform with 2020 presentation. Activity previously included within write-offs.
Advertising
The Company expenses advertising costs as incurred. Advertising expense was $28.5 million, $33.7 million and $26.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. Timing in the receipt of cash from the customer results in intermediary balances in the receivable from the customer and the payment to the customer's counterparty. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted the Company's exposure with these customer's counterparties, with the receivables from the customer. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value.

The following table presents the Company’s spot trade assets and liabilities at their fair value for the years ended December 31, 2020 and 2019 (in millions):

	December 31, 2020			December 31, 2019
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$521.5	$(478.2)	$43.3	$1,139.1	$(1,084.6)	$54.5
Liabilities
Accounts Payable	$527.5	$(478.2)	$49.4	$1,140.4	$(1,084.6)	$55.8
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
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (the "update"), which changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The Company has made updates to its policies and internal controls over financial reporting as a result of the adoption.
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For clarifications around credit losses, the effective date is the same as the effective date in ASU 2016-13. For entities that have adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", ASU 2019-04 is effective the first annual reporting period beginning after the date of issuance of ASU 2019-04 and may be early adopted. The Company adopted this guidance on January 1, 2020, which did not have a material impact on the Company's results of operations, financial condition, or cash flows. The Company has made updates to its policies and internal controls over financial reporting as a result of the adoption.
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

Income Taxes
On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (ASU 2019-12), which is meant to simplify and reduce the cost of accounting for income taxes by removing certain exceptions to the general principles of ASC 740, among other application clarifications. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company's adoption of this ASU is not expected to have a material impact on the Company's results of operations, financial condition, or cash flows.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the effect of ASU 2020-04 on its consolidated financial statements, but expects it to be applied to our interest rate swap accounting once the underlying floating rate related to our Credit Facility changes.
3. Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Corporate Payments, Fuel, Lodging, Tolls, as well as Gift solutions (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services.
Payment Services
The Company’s primary performance obligation for the majority of its payment solutions (Corporate Payments, Fuel, Lodging, and Gift, among others) is to stand-ready to provide authorization and processing services (payment services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer. For the tolls payment solution, the Company's primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access.
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
The majority of the transaction price the Company receives for fulfilling the Payment Services performance obligation are comprised of one or a combination of the following: 1) interchange fees earned from the payment networks; 2) discount fees earned from merchants; 3) fees calculated based on a number of transactions processed; 4) fees calculated based upon a percentage of the transaction value for the underlying goods or services (i.e. fuel, food, toll, lodging, and transportation cards and vouchers); and 5) monthly access fees.
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
Gift Card Products and Services
The Company’s Gift solution delivers both stored value cards and e-cards (cards), and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards is recognized (gross of the underlying cost of the related card, recorded in processing expenses within the Consolidated Statements of Income) at the point in time when control passes to the Company's customer, which is generally upon shipment.
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
Revenue is also derived from the sale of equipment in certain of the Company’s businesses, which is recognized at the time the device is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment in revenues, net within the Consolidated Statements of Income. The related cost of sales for the equipment is recorded in processing expenses within the Consolidated Statements of Income.
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 75% of total consolidated revenues, net, for the year ended December 31, 2020.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by solution (in millions) as of and for the years ended December 31 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue by Solution Category[1]	Revenues, net	Revenues, net	Revenues, net
Fuel	$1,057,188	$1,172,954	$1,125,532
Corporate payments	433,952	449,975	415,856
Tolls	291,958	357,209	332,689
Lodging	207,037	212,597	175,505
Gift	154,376	180,236	186,646
Other	244,344	275,877	197,264
Consolidated revenues, net	$2,388,855	$2,648,848	$2,433,492

1Reflects certain reclassifications of revenue between solution categories as the Company realigned its Corporate Payments solution, resulting in reclassification of Payroll Card revenue from Corporate Payments to Other.

The table below presents the Company's revenues, net by geography as of and for the years ended December 31 (in thousands).

Revenues, net by location:	2020	2019	2018
United States (country of domicile)	$1,467,513	$1,595,266	$1,481,785
Brazil	344,248	427,918	400,111
United Kingdom	262,852	275,218	257,651
Other	314,242	350,446	293,945
Consolidated Revenues, net	$2,388,855	$2,648,848	$2,433,492
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $73.0 million and $71.8 million as of December 31, 2020 and 2019, respectively. We expect to recognize approximately $43.7 million of these amounts in revenues within 12 months and the remaining $29.3 million over the next five years as of December 31, 2020. The amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized. Revenue recognized for the year ended December 31, 2020, that was included in the deferred revenue contract liability as of January 1, 2020, was approximately $37.7 million.
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
Costs incurred to fulfill a contract are capitalized if those costs meet all of the following criteria:
a.The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.
b.The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.
c.The costs are expected to be recovered.
In order to determine the appropriate amortization period for contract costs, the Company considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in the Company’s Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income. Amortization of capitalized contract costs recorded in selling expense was $15.3 million, $14.3 million and $12.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within prepaid expenses and other current assets and other assets in the Company’s Consolidated Balance Sheets. The Company had capitalized costs to obtain a contract of $15.1 million and $14.8 million within prepaid expenses and other current assets and $37.2 million and $39.7 million within other assets in the Company’s Consolidated Balance Sheets, for the year ended December 31, 2020 and 2019, respectively.
The Company has recorded $65.5 million, $76.4 million and $83.9 million of expenses related to sales of equipment in processing expenses within the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, respectively.
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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2020, the Company’s contracts with customers did not contain a significant financing component.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2020 and 2019, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Repurchase agreements	$446,116	$—	$446,116	$—
Money market	48,227	—	48,227	—
Certificates of deposit	188	—	188	—
Foreign exchange contracts	155,846	—	155,846	—
Total assets	$650,377	$—	$650,377	$—
Cash collateral for foreign exchange contracts	$18,229	$—	$—	$—
Liabilities:
Interest rate swaps	$87,873	$—	$87,873	$—
Foreign exchange contracts	140,272	—	140,272	$—
Total liabilities	$228,145	$—	$228,145	$—
Cash collateral obligation for foreign exchange contracts	$38,569	$—	$—	$—

December 31, 2019
Assets:
Repurchase agreements	$833,658	$—	$833,658	$—
Money market	54,978	—	54,978	—
Certificates of deposit	27,022	—	27,022	—
Trading securities	22,955	22,955	—	—
Foreign exchange contracts	72,076	—	72,076	—
Total assets	$1,010,689	$22,955	$987,734	$—
Cash collateral for foreign exchange contracts	$6,086	$—	$—	$—
Liabilities:
Interest rate swaps	$56,418	—	$56,418	—
Foreign exchange contracts	$60,909	—	$60,909	—
Total liabilities	$117,327	$—	$117,327	$—
Cash collateral obligation for foreign exchange contracts	$25,618	$—	$—	$—

The Company utilizes Level 1 fair value for financial assets designated as trading securities for which there are quoted market prices. During the year ended December 31, 2020, the Company recognized a $30.0 million gain on trading securities sold. Cash flow from trading securities sold was recognized within the Investing section of the Statement of Cash Flows based on the nature of the investment.
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments.
The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheets. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet.

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2020 and 2019.
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
The Company regularly evaluates the carrying value of its investments and during the first quarter of 2019, determined that the fair value of its telematics investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. Since initial date of the telematics investments, the Company has recorded cumulative impairment losses of $136.3 million. The Company sold its remaining investment in the second quarter of 2019. Refer to Note 16. The carrying amount of investments without readily determinable fair values is $7.5 million at December 31, 2020.
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
5. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, the Board increased the aggregate size of the Program by $1.0 billion, to $4.1 billion. Since the beginning of the Program, 14,616,942 shares have been repurchased for an aggregate purchase price of $3.1 billion, leaving the Company up to $1.0 billion available under the Program for future repurchases in shares of its common stock. There were 3,497,285 common shares totaling $940.8 million in 2020; 2,211,866 common shares totaling $636.8 million in 2019 and 4,793,687 common shares totaling $925.7 million in 2018; repurchased under the Program.
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
On December 14, 2018, as part of the Program, the Company entered an accelerated share repurchase (ASR) agreement (2018 ASR Agreement) with a third-party financial institution to repurchase $220 million of its common stock. Pursuant to the 2018 ASR Agreement, the Company delivered $220 million in cash and received 1,057,035 shares on December 14, 2018. An additional 117,751 shares were received on January 29, 2019 upon completion of the 2018 ASR Agreement.
On December 18, 2019, as part of the Program, the Company entered an accelerated stock repurchase agreement (2019 ASR Agreement) with a third-party financial institution to repurchase $500 million of its common stock. Pursuant to the 2019 ASR Agreement, the Company delivered $500 million in cash and received 1,431,989 shares on December 18, 2019. An additional 175,340 shares were received on February 20, 2020 upon completion of the 2019 ASR Agreement.
The Company accounted for each ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon effectiveness of each ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital.

6. Stock Based Compensation
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has a Stock Incentive Plan (the "Plan"), pursuant to which permit the Company's board of directors grants equity to employees and directors. Under the Plan, a maximum of 16.75 million shares of our common stock is approved to be issued for grants of restricted stock and stock options. At December 31, 2020, there were 2.5 million shares available to be granted under the Plan.
The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to share-based payments recognized for the years ended December 31 (in thousands):

	2020	2019	2018
Stock options	$23,407	$32,736	$43,443
Restricted stock	19,977	28,217	26,496
Stock-based compensation	$43,384	$60,953	$69,939
The tax benefits recorded on stock based compensation expense and upon the exercises of options were $70.6 million, $61.6 million and $37.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2020 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$35,286	2.30
Restricted stock	26,948	1.97
Total	$62,234
Stock Options
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,031	$109.78	4,029	$75.80		$663,815
Granted	412	204.59			$50.07
Exercised	(708)	73.26				79,588
Forfeited	(119)	155.41
Outstanding at December 31, 2018	7,616	117.58	5,174	98.39		518,954
Granted	431	244.35			$57.99
Exercised	(1,482)	115.53				255,242
Forfeited	(302)	167.35
Outstanding at December 31, 2019	6,263	124.38	5,137	109.03		1,022,860
Granted	503	215.36			$53.18
Exercised	(1,681)	80.84				322,823
Forfeited	(121)	194.61
Outstanding at December 31, 2020	4,964	$146.69	3,994	$130.37		$626,107
Expected to vest at December 31, 2020	970	$213.89

The following table summarizes information about stock options outstanding at December 31, 2020 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$10.00 – $150.74	3,541	0.01	3,488
$151.49 – $165.96	242	0.27	190
$172.68 – $199.75	495	1.60	198
$202.02 – $209.05	45	1.54	14
$213.69 – $231.70	351	2.83	37
$248.28 – $263.21	271	2.08	64
$288.37 – $319.55	19	2.63	3
	4,964		3,994
The aggregate intrinsic value of stock options exercisable at December 31, 2020 was $569.0 million. The weighted average remaining contractual term of options exercisable at December 31, 2020 was 4.8 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2020	2019	2018
Risk-free interest rate	0.37%	2.40%	2.57%
Dividend yield	—	—	—
Expected volatility	31.00%	26.40%	26.92%
Expected life (in years)	3.9	3.7	3.8
The weighted-average remaining contractual life for options outstanding was 5.3 years at December 31, 2020.
Restricted Stock
The fair value of restricted stock units granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during 2019. There were no restricted stock shares granted with market based vesting conditions in 2020 and 2018.

2019
Risk-free interest rate	1.48%
Dividend yield	—
Expected volatility	25.40%
Expected life (in years)	2.36

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	365	$155.58
Granted	107	200.71
Cancelled	(47)	339.34
Issued	(251)	154.85
Outstanding at December 31, 2018	174	190.73
Granted	232	212.79
Cancelled	(49)	225.96
Issued	(114)	206.05
Outstanding at December 31, 2019	243	246.34
Granted	171	252.36
Cancelled	(100)	249.17
Issued	(140)	227.20
Outstanding at December 31, 2020	174	$265.29

7. Acquisitions
Subsequent to 2020
On January 13, 2021, the Company acquired Roger, a global accounts payable (AP) cloud software platform for small businesses located in Denmark, for approximately $40 million. This acquisition is not expected to be material to the financial results of the Company.
2020 Acquisitions
On August 10, 2020, the Company completed the acquisition of a business in the lodging space in the U.S. The results from the acquisition are reported in the North America segment. On November 30, 2020, the Company completed the acquisition of a fuel card provider in New Zealand. The results from the acquisition are reported in the International segment. The aggregate purchase price of these acquisitions was approximately $78 million, net of cash acquired. The Company financed these acquisitions using a combination of available cash and borrowings under its existing credit facility. The Company signed noncompete agreements with certain parties affiliated with the lodging business with an estimated fair value of $3.8 million. These noncompete agreements were accounted for separately from the business acquisitions.
The following table summarizes the preliminary acquisition accounting for these acquisitions (in thousands):

Trade and other receivables	$5,031
Prepaid expenses and other current assets	930
Property, plant and equipment	3,178
Other long term assets	1,049
Goodwill	28,934
Intangibles	40,850
Liabilities	(1,204)
Other noncurrent liabilities	(782)
Aggregate purchase price	$77,986

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	5	$1,800
Licensed Software and Technology	10	4,400
Proprietary Technology	5	8,400
Supplier Network	10	300
Customer Relationships	16	25,950
		$40,850
The accounting for these acquisitions is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments.
2019 Acquisitions
During 2019, the Company completed acquisitions with an aggregate purchase price of $417 million.
On April 1, 2019, the Company completed the acquisition of NvoicePay, a provider of full accounts payable automation for businesses. The aggregate purchase price of this acquisition was approximately $208 million, net of cash acquired of $4.1 million. This acquisition further expanded the Company's corporate payments product offering. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from NvoicePay are reported in the North America segment. Along with the acquisition of NvoicePay, the Company signed noncompete agreements with certain parties with an estimated fair value of $10.7 million that were accounted for separately from the business acquisition.
The following table summarizes the final acquisition accounting for NvoicePay (in thousands):

Trade and other receivables	$1,513
Prepaid expenses and other current assets	396
Property, plant and equipment	1,030
Other long term assets	5,612
Goodwill	168,990
Intangibles	44,750
Liabilities	(4,415)
Other noncurrent liabilities	(6,130)
Deferred tax liabilities	(4,178)
Aggregate purchase price	$207,568

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	Indefinite	$8,700
Proprietary Technology	6	15,600
Referral Partners	10	810
Supplier Network	10	2,640
Customer Relationships	16	17,000
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
The following table summarizes the final acquisition accounting for these acquisitions (in thousands):

Trade and other receivables	$92,990
Prepaid expenses and other current assets	1,833
Property, plant and equipment	922
Other long term assets	4,593
Goodwill	123,487
Intangibles	80,726
Liabilities	(78,858)
Other noncurrent liabilities	(4,657)
Deferred tax liabilities	(11,188)
Aggregate purchase price	$209,848
The fair value of intangible assets acquired and the related useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2 - indefinite	$9,928
Technology	5 -10	14,010
Lodging Network	10	300
Referral Partners	20	2,200
Customer Relationships	Varies	54,288
		$80,726

8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2019	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2020
Segment
North America	$3,369,173	$24,984	$(1,908)	$8,523	$3,400,772
Brazil	756,975	—	—	(171,114)	585,861
International	706,899	3,950	—	21,699	732,548
	$4,833,047	$28,934	$(1,908)	$(140,892)	$4,719,181

	December 31, 2018	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2019
Segment
North America	$3,087,875	$268,866	$2,914	$9,518	$3,369,173
Brazil	784,325	—	—	(27,350)	756,975
International	669,874	19,531	—	17,494	706,899
	$4,542,074	$288,397	$2,914	$(338)	$4,833,047
At December 31, 2020 and 2019, approximately $793.8 million and $861.4 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2020 and 2019 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2020			2019
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor agreements	17.4	$2,671,104	$(1,105,702)	$1,565,402	$2,698,327	$(943,537)	$1,754,790
Trade names and trademarks—indefinite lived	N/A	475,376	—	475,376	496,306	—	496,306
Trade names and trademarks—other	11.6	7,041	(3,431)	3,610	5,384	(2,877)	2,507
Software	6.3	248,686	(194,187)	54,499	242,783	(180,839)	61,944
Non-compete agreements	4.1	65,804	(48,809)	16,995	65,560	(39,225)	26,335
Total other intangibles		$3,468,011	$(1,352,129)	$2,115,882	$3,508,360	$(1,166,478)	$2,341,882
Changes in foreign exchange rates resulted in $83.7 million and $2.0 million decreases to the carrying values of other intangible assets in the years ended December 31, 2020 and 2019, respectively. Amortization expense related to intangible assets for the years ended December 31, 2020, 2019 and 2018 was $184.2 million, $206.9 million and $216.3 million, respectively.
The future estimated amortization of intangibles at December 31, 2020 is as follows (in thousands):

2021	$175,253
2022	163,351
2023	157,343
2024	151,390
2025	142,397
Thereafter	850,773

9. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2020	2019
Computer hardware and software	3 to 5	$393,217	$341,282
Card-reading equipment	4 to 6	25,427	24,077
Furniture, fixtures, and vehicles	2 to 10	19,575	19,319
Buildings and improvements	5 to 50	30,467	29,127
Property, plant and equipment, gross		468,686	413,805
Less: accumulated depreciation		(266,177)	(213,980)
Property, plant and equipment, net		$202,509	$199,825
Depreciation expense related to property and equipment for the years ended December 31, 2020, 2019, and 2018 was $65.2 million, $62.8 million and $52.9 million, respectively. Amortization expense includes $40.2 million, $37.2 million and $24.2 million for capitalized computer software costs for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, the Company had unamortized computer software costs of $129.9 million and $118.8 million, respectively.
The Company recorded write-offs of property, plant and equipment of $0.3 million, $1.8 million and $8.7 million in other operating (income) expense, net within its Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018, respectively.

10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2020	2019
Accrued bonuses	$15,903	$23,595
Accrued payroll and severance	23,189	23,718
Accrued taxes	78,771	70,350
Accrued commissions/rebates	81,450	77,430
Other	83,368	80,418
	$282,681	$275,511

11. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2020	2019
Term Loan A note payable (a), net of discounts	$2,922,042	$3,080,789
Term Loan B note payable (a), net of discounts	337,347	340,481
Revolving line of credit A Facility(a)	280,000	325,000
Revolving line of credit B Facility(a)	13,650	225,477
Revolving line of credit B Facility —foreign swing line(a)	50,028	52,038
Other obligations(c)	29,556	42,027
Total notes payable, credit agreements, and other obligations	3,632,623	4,065,812
Securitization Facility(b)	700,000	970,973
Total debt	$4,332,623	$5,036,785
Current portion	$1,205,697	$1,746,838
Long-term portion	3,126,926	3,289,947
Total debt	$4,332,623	$5,036,785
 _____________________
(a)The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of December 31, 2020. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance and a sublimit for foreign swing line loans and, (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, the Company entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. On August 20, 2020, the Company terminated the revolving D facility. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. The maturity date for the term loan B is August 2, 2024.
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

At December 31, 2020, the interest rate on the term loan A and revolving A facility was 1.65%, the interest rate on the revolving B facility GBP Borrowings was 1.52%, the interest rate on the term loan B was 1.90% and the interest rate on the foreign swing line was 1.53%. The unused credit facility fee was 0.30% for all revolving facilities at December 31, 2020.
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
The Company has unamortized debt issuance costs of $5.0 million related to the revolving credit facility at December 31, 2020. The Company has unamortized debt discounts of $5.4 million related to the term A facility and $0.4 million related to the term B facility and deferred financing costs of $1.3 million related to the term A facility and $0.9 million related to the term B facility at December 31, 2020. The effective interest rate incurred on term loans was 2.30% during 2020 related to the discount on debt. Principal payments of $164.8 million were made on the term loans during 2020.
(b)The Company is party to a $1 billion receivables purchase agreement (Securitization Facility). On April 24, 2020, the Company reduced the Securitization Facility commitment from $1.2 billion to $1.0 billion. There is a program fee equal to one month LIBOR plus 1.25% or the Commercial Paper Rate plus 1.15% as of December 31, 2020 and one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as December 31, 2019. There is a LIBOR floor of 0.375% as of December 31, 2020 and no LIBOR floor as of December 31, 2019. The program fee was 0.34% plus 1.23% as of December 31, 2020 and 1.80% plus 0.88% as of December 31, 2019. The unused facility fee is payable at a rate of 0.40% as of December 31, 2020 and 2019. The Company has unamortized debt issuance costs of $1.4 million and $0.7 million related to the Securitization Facility as of December 31, 2020 and December 31, 2019, respectively, recorded in other assets within the Consolidated Balance Sheets. On November 13, 2020, the Company entered into the seventh amendment to the Securitization Facility. This amendment extended the Securitization Facility termination date to November 12, 2021, added an uncommitted accordion to increase the purchase limit by up to $500 million, revised obligor concentration limits and reserve calculations, added a 0.375% LIBOR floor and modified certain swing line terms. In addition, the program fee for LIBOR borrowings increased from 0.90% to 1.25% and the program fee for Commercial Paper Rate borrowings increased from 0.80% to 1.15%.
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
The Company was in compliance with all financial and non-financial covenants at December 31, 2020. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Note 17 for further details.
The contractual maturities of the Company’s total debt at December 31, 2020 are as follows (in thousands):

2021	$1,205,697
2022	191,713
2023	2,607,293
2024	327,920
2025	—
Thereafter	—

12. Accumulated Other Comprehensive Loss (AOCI)
The changes in the components of AOCI for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(551,857)	$—	$(551,857)
Other comprehensive loss before reclassifications	(362,001)	—	(362,001)
Other comprehensive loss	(362,001)	—	(362,001)
Balance at December 31, 2018	(913,858)	—	(913,858)
Other comprehensive loss before reclassifications	(15,855)	(68,928)	(84,783)
Amounts reclassified from AOCI	—	5,828	5,828
Tax effect	—	20,348	20,348
Other comprehensive loss	(15,855)	(42,752)	(58,607)
Balance at December 31, 2019	(929,713)	(42,752)	(972,465)
Other comprehensive loss before reclassifications	(367,249)	(70,719)	(437,968)
Amounts reclassified from AOCI	—	39,264	39,264
Tax effect	—	8,011	8,011
Other comprehensive loss	(367,249)	(23,444)	(390,693)
Balance at December 31, 2020	$(1,296,962)	$(66,196)	$(1,363,158)

13. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands):

	2020	2019	2018
United States	$457,090	$505,818	$622,214
Foreign	425,435	572,001	472,911
Total	$882,525	$1,077,819	$1,095,125
The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2020	2019	2018
Current:
Federal	$71,123	$50,145	$165,303
State	19,597	10,285	26,036
Foreign	71,921	84,433	95,053
Total current	162,641	144,863	286,392
Deferred:
Federal	143	(10,479)	(19,688)
State	(4,323)	3,745	8,727
Foreign	19,848	44,617	8,211
Total deferred	15,668	37,883	(2,750)
Total provision	$178,309	$182,746	$283,642
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2020, 2019, and 2018, respectively, to income before income taxes for the years ended December 31, 2020, 2019 and 2018 due to the following (in thousands):

	2020		2019		2018
Computed “expected” tax expense	$185,330	21.0%	$226,342	21.0%	$229,976	21.0%
Changes resulting from:
Change in valuation allowance	25,932	2.9	(28,614)	(2.7)	25,193	2.8
Foreign income tax differential	(20,852)	(2.3)	(15,816)	(1.4)	9,921	0.9
State taxes net of federal benefits	7,489	0.8	12,482	1.2	20,480	1.9
Increase in tax expense due to uncertain tax positions	14,848	1.7	—	—	—	—
Foreign-sourced nontaxable income	—	—	—	—	(28,861)	(2.6)
Foreign withholding tax	15,630	1.8	20,360	1.9	20,569	1.9
Excess tax benefits related to stock-based compensation	(58,942)	(6.7)	(38,156)	(3.5)	(19,255)	(1.8)
Revaluation of capital loss deferred tax asset	—	—	(24,279)	(2.3)	—	—
Impact of the Tax Act:
Foreign tax credit- one-time transition tax	—	—	—	—	17,385	1.6
Deferred tax effects	—	—	—	—	7,128	0.1
Sub-part F Income/GILTI	34,990	4.0	49,859	4.6	40,200	3.7
Foreign tax credits	(30,497)	(3.5)	(38,657)	(3.6)	(52,095)	(4.8)
Other	4,381	0.5	19,225	1.8	13,001	1.2
Provision for income taxes	$178,309	20.2%	$182,746	17.0%	$283,642	25.9%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$10,515	$9,586
Accrued expenses not currently deductible for tax	3,442	2,305
Lease deferral	23,506	24,713
Interest rate swap	21,792	13,781
Stock based compensation	36,015	39,779
Income tax credits	51,264	35,845
Net operating loss carry forwards	83,372	67,108
Accrued escheat	3,567	3,098
Other	11,711	3,522
Deferred tax assets before valuation allowance	245,184	199,737
Valuation allowance	(90,340)	(64,482)
Deferred tax assets, net	154,844	135,255
Deferred tax liabilities:
Intangibles—including goodwill	(481,388)	(499,525)
Basis difference in investment in subsidiaries	(42,313)	(42,314)
Lease deferral	(19,977)	(21,810)
Accrued Expense Liability	(513)	(4,023)
Prepaid expenses	(2,126)	(2,075)
Withholding taxes	(30,488)	(30,366)
Property and equipment and other	(71,342)	(52,467)
Deferred tax liabilities	(648,147)	(652,580)
Net deferred tax liabilities	$(493,303)	$(517,325)

The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2020	2019
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$4,851	$2,655
Long term deferred tax liabilities	(498,154)	(519,980)
Net deferred tax liabilities	$(493,303)	$(517,325)
The valuation allowance for deferred tax assets changed during 2020 as follows (in thousands):

Balance at December 31, 2017 (after impact of tax reform)	$59,349
Additions based on changes in deferred tax assets	25,193
Increase in valuation allowance due to rate change from Tax Act	5,824
Balance at December 31, 2018	90,366
Reductions based on changes in deferred tax assets	(28,601)
Additions based on changes in deferred tax assets	2,717
Balance at December 31, 2019	64,482
Additions based on changes in deferred tax assets	25,932
Reductions based on changes in deferred tax assets	(74)
Balance at December 31, 2020	$90,340
The valuation allowances relate to capital loss carryforwards, income tax credits, foreign net operating loss carryforwards and state net operating loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2020, was an increase of $25.9 million. The valuation increase from the prior year was primarily due to foreign tax credits generated in Luxembourg due to the payment of various withholding taxes outside of Luxembourg as well as state net operating losses generated in the U.S. in certain states where the Company and its subsidiaries file on a separate company basis.
As of December 31, 2020, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $16.0 million that is available to offset U.S. federal taxable income through 2039. The Company had a net operating loss carryforward for state income tax purposes of approximately $794.2 million that is available to offset future state taxable income through 2039. Additionally, the Company had $114.3 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign taxable income. The foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $39.0 million of its deferred tax asset related to the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.
In addition, the Company has foreign tax credits for foreign income purposes in the amount of $51.3 million. The Company has provided a valuation allowance against $51.3 million of the tax credits as it does not anticipate utilizing the credits in the foreseeable future.
During 2020 and 2019, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $5.7 million and $3.4 million, respectively. Accumulated interest and penalties were $12.5 million and $12.7 million on the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. In accordance with the Company's accounting policy, interest and penalties related to unrecognized tax benefits are included as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2017	$31,558
Additions based on tax provisions related to the current year	3,755
Deductions based on settlement/expiration of prior year tax positions	(4,161)
Additions based on tax provisions related to the prior year	3,000
Unrecognized tax benefits at December 31, 2018	34,152
Additions based on tax provisions related to the current year	4,284
Additions based on tax provisions related to the prior year	11,679
Deductions based on settlement/expiration of prior year tax positions	(7,342)
Unrecognized tax benefits at December 31, 2019	42,773
Additions based on tax provisions related to the current year	6,412
Additions based on tax provisions related to the prior year	13,532
Deduction of cumulative interest and penalties	(12,508)
Deductions based on expiration of prior year tax positions	(14,460)
Unrecognized tax benefits at December 31, 2020	$35,749
In prior years, the Company included interest and penalties related to unrecognized tax benefits in its tabular reconciliation above. A cumulative adjustment has been made in 2020 to remove interest and penalties from the above tabular disclosure.
As of December 31, 2020, the Company had total unrecognized tax benefits of $35.7 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2014. The statute of limitations for state income tax returns has expired for years prior to 2014. The statute of limitations for the Company’s U.K. income tax returns has expired for years prior to 2018. The statute of limitations has expired for years prior to 2017 for the Company’s Czech Republic income tax returns, 2017 for the Company’s Russian income tax returns, 2015 for the Company’s Mexican income tax returns, 2015 for the Company’s Brazilian income tax returns, 2015 for the Company’s Luxembourg income tax returns, 2016 for the Company’s New Zealand income tax returns, and 2018 for the Company’s Australian income tax returns.
14. Leases
The Company primarily leases office space, data centers, vehicles, and equipment. Some of our leases contain variable lease payments, typically payments based on an index. The Company’s leases have remaining lease terms of one year to thirty years, some of which include options to extend from one to five years or more. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not reasonably certain to exercise and are not included in Right of Use (ROU) assets and lease liabilities. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement, for the purposes of transition, the rate in effect at January 1, 2019. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability as of the modification date.
Other assets include ROU assets, other current liabilities include short-term operating lease liabilities, and other non-current liabilities include long term lease liabilities at December 31, 2020 and 2019 consist of the following (in millions):

	December 31, 2020	December 31, 2019
ROU assets	$76.8	$84.3
Short term lease liabilities	17.0	16.9
Long term lease liabilities	75.4	81.7

The Company does not recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases would not be material to the ROU assets and lease liabilities.

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
Total lease costs for the year ended December 31, 2020 and 2019 were $20.7 million and $20.5 million, respectively.
The supplementary cash and non-cash disclosures for the year ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash paid for operating lease liabilities	$20,068	$19,763
ROU assets obtained in exchange for new operating lease obligations [1]	$7,134	$102,586
Weighted-average remaining lease term (years)	7.07	7.54
Weighted-average discount rate	4.18%	4.64%
[1] Includes $55.9 million for operating leases existing on January 1, 2019
Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$20,183
2022	16,863
2023	15,460
2024	14,753
2025	13,183
Thereafter	28,827
Total lease payments	109,270
Less imputed interest	16,873
Present value of lease liabilities	$92,397

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges, and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The appeal is pending.

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
FTC Investigation
In October 2017, the Federal Trade Commission (FTC) issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.
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
16. Dispositions
Telematics Businesses
As part of the Company's plans to exit the telematics business, the Company sold its investment in Masternaut to Michelin Group during the second quarter of 2019. The Company impaired its investments in Masternaut by an additional $15.7 million during 2019, resulting in no gain or loss when the investment was sold. The Company has recorded cumulative impairment losses associated with its former investment in Masternaut of $136.3 million.
Chevron Portfolio
The Company completed the sale of the Chevron customer portfolio to WEX Inc. resulting in a pre-tax gain of $152.8 million during the fourth quarter of 2018. The gain on the disposal is included in other (income) expense within the Consolidated Statements of Income. The asset was previously reported within the Company's North America segment.
17. Derivative Financial Instruments
The Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers within its cross-border solution. The Company writes derivatives, primarily foreign currency forward contracts, option contracts, and swaps, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity.
Derivative transactions associated with the Company's cross-border solution include:
•Forward contracts, which are commitments to buy or sell at a future date a currency at a contract price and will be settled in cash.
•Option contracts, which gives the purchaser, the right, but not the obligation to buy or sell within a specified time a currency at a contracted price that may be settled in cash.
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
For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of December 31, 2020 and 2019 (in millions) is presented in the table below.

	Notional
	2020	2019
Foreign exchange contracts:
Swaps	$684.5	$599.5
Futures, forwards and spot	5,467.8	3,017.1
Written options	5,578.1	6,393.9
Purchased options	5,195.0	5,830.8
Total	$16,925.4	$15,841.3

The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2020 and 2019 (in millions):

December 31, 2020	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$326.1	$310.5	$155.8	$140.3
Less: Cash collateral	18.2	38.6	18.2	38.6
Total net derivative assets and liabilities	$307.9	$271.9	$137.6	$101.7

December 31, 2019	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	114.9	103.8	72.1	60.9
Less: Cash collateral	6.1	25.6	6.1	25.6
Total net derivative assets and liabilities	$108.8	$78.2	$66.0	$35.3
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain MTM thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At December 31, 2020, $139.3 million derivative assets and $127.7 million derivative liabilities were recorded in other current assets and other current liabilities, respectively, and $16.6 million derivative assets and $12.5 million derivative liabilities were recorded in other long term assets and other long term liabilities, respectively, in the Consolidated Balance Sheet. At December 31, 2019, $72.1 million derivative assets and $60.9 million derivative liabilities were recorded in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheet. The Company receives cash from customers as collateral for trade exposures, which is recorded within restricted cash and customer deposits in the Consolidated Balance Sheet.

Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of December 31, 2020, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of	Fixed Rates	Maturity Date
	December 31, 2020
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023
For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.
The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Consolidated Balance Sheets, as of December 31, 2020 and 2019 (in millions). See Note 4 for additional information on the fair value of the Company’s swap contracts.

	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Swap contracts	Other current liabilities	$(49.3)	$—
Swap contracts	Other noncurrent liabilities	$(38.6)	$(56.4)
The table below displays the effect of the Company’s derivative financial instruments in the Consolidated Statements of Income and other comprehensive loss for the twelve months ended December 31, 2020 and 2019 (in millions):

	2020	2019
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income (loss) on derivatives, net of tax of $8.0 million and $20.3 million for 2020 and 2019, respectively	$62.7	$42.8
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$39.3	$5.8
The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $49.3 million at December 31, 2020.
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
The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2020	2019	2018
Net income	$704,216	$895,073	$811,483
Denominator for basic earnings per share	84,005	86,401	88,750
Dilutive securities	2,714	3,669	3,401
Denominator for diluted earnings per share	86,719	90,070	92,151
Basic earnings per share	$8.38	$10.36	$9.14
Diluted earnings per share	8.12	9.94	8.81

Diluted earnings per share for the years ended December 31, 2020, 2019, and 2018 excludes the effect of 0.1 million, 19 thousand and 0.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of 0.1 million, 0.1 million and 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the years ended December 31, 2020, 2019 and 2018, respectively.
19. Segments
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
The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2020	2019	2018[1]
Revenues, net:
North America	$1,581,547	$1,708,546	$1,571,466
Brazil	344,248	427,921	400,111
International	463,060	512,381	461,915
	$2,388,855	$2,648,848	$2,433,492
Operating income:
North America	$547,912	$754,528	$674,477
Brazil	148,055	175,642	158,722
International	276,298	301,260	257,499
	$972,265	$1,231,430	$1,090,698
Depreciation and amortization:
North America	$156,417	$160,246	$154,405
Brazil	51,364	64,936	67,167
International	47,021	49,028	53,037
	$254,802	$274,210	$274,609
Capital expenditures:
North America	$48,426	$44,238	$36,514
Brazil	17,116	18,330	22,056
International	12,883	12,602	22,817
	$78,425	$75,170	$81,387
Long-lived assets (excluding goodwill and investments):
North America	$1,790,661	$1,860,708	$1,799,149
Brazil	341,242	487,464	541,891
International	379,697	418,311	400,703
	$2,511,600	$2,766,483	$2,741,743
1The Company applied the modified retrospective transition method when adopting ASC 842, therefore the Company's 2018 prior period results were not restated to reflect ASC 842.

The following table presents the Company's long-lived assets (excluding goodwill and investments) at December 31 (in thousands).

	2020	2019
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,547,423	$1,860,708
Brazil	341,242	487,464
United Kingdom	269,556	282,351
More than 10% of our revenues in 2020, 2019 and 2018 were derived through our relationship with our open-loop network partner in our North American segment.
20. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2020	First	Second	Third	Fourth
Revenues, net	$661,093	$525,146	$585,283	$617,333
Operating income	200,983	212,811	264,532	293,939
Net income	147,060	158,488	188,817	209,851
Basic earnings per share	$1.73	$1.89	$2.26	$2.51
Diluted earnings per share	1.67	1.83	2.19	2.44
Weighted average shares outstanding:
Basic shares	84,902	83,895	83,719	83,514
Diluted shares	88,205	86,570	86,273	85,846

Fiscal Quarters Year Ended December 31, 2019	First	Second	Third	Fourth
Revenues, net	$621,825	$647,094	$681,048	$698,881
Operating income	284,176	297,317	329,141	320,796
Net income	172,107	261,651	225,805	235,510
Earnings per share:
Basic earnings per share	$2.00	$3.03	$2.61	$2.72
Diluted earnings per share	1.93	2.90	2.49	2.60
Weighted average shares outstanding:
Basic shares	85,941	86,360	86,662	86,600
Diluted shares	89,244	90,131	90,522	90,427
The sum of the quarterly earnings per common share amounts for 2020 and 2019 may not equal the earnings per common share due to rounding.
The fourth quarter of 2019 includes: a gain of $13.0 million related to the fair value adjustment of a minority investment, a write-off of property, plant and equipment costs of $1.8 million and restructuring related costs of $2.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, Internal Control-Integrated Framework. As of December 31, 2020, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, the internal controls related to two subsidiaries that we acquired during the year ended December 31, 2020, and for which financial results are included in our consolidated financial statements.
On August 10, 2020, we acquired a business in the lodging space in the U.S. On November 30, 2020, we completed the acquisition of a fuel card provider in New Zealand. Collectively we refer to these transactions as the Acquisitions. These Acquisitions constituted 0.7% of total assets, at December 31, 2020, and 0.4% of revenues, net for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal control over financial reporting the year of acquisition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited FLEETCOR Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FLEETCOR Technologies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of an acquired business in the lodging space in the U.S. and an acquired fuel card provider in New Zealand, which is included in the 2020 consolidated financial statements of the Company and constituted 0.7% of total assets as of December 31, 2020 and 0.4% of revenues, net for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired businesses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Director Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 10, 2021 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings and Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Director Compensation,” “2020 Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
The information in the Proxy Statement set forth under the captions “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information set forth in the Proxy Statement under the captions “Director Independence” and “Certain Relationships and Related-Party Transactions” is incorporated herein by reference.

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

4.2
Description of FLEETCOR Technologies, Inc. Common Stock Registered under Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2020)

10.1*	Form of Indemnity Agreement entered into between FLEETCOR and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.2*	FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.3*	First Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.4*	Second Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.5*	Third Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.6*	Fourth Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.7*	Form of Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.8*	Form of Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.9*	Form of Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.10*	FLEETCOR Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.11*	Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.12*	Offer Letter, dated September 20, 2002, between FLEETCOR Technologies, Inc. and Eric R. Dey (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.13	Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FLEETCOR Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.14	First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, File No. 001-35004. with the SEC on March 25, 2011)

10.15	Form of Indemnity Agreement to be entered into between FLEETCOR and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.16	Form of Director Restricted Stock Grant Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.17*	Form of Employee Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.18*	Form of Employee Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.19*	Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.20	Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.21*	Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FLEETCOR Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.22	Arrangement Agreement Among FLEETCOR Luxembourg Holdings2 S.À.R.L, FLEETCOR Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2012)

10.23*	FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective February 7, 2018 (incorporated by reference from Appendix A to Exhibit 10.1 to the registrant's Form 8-K, File No. 001-35004, File No. 001-35004, filed with the SEC on February 12, 2018)

10.24	FLEETCOR Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the registrant’s Proxy Statement, File No. 001-35004, filed with the SEC on April 18, 2014)

10.25	Credit Agreement, dated October 24, 2014, among FLEETCOR Technologies Operating Company, LLC, as Borrower, FLEETCOR Technologies, Inc., as Parent, FLEETCOR Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 10, 2014)

10.26	Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FLEETCOR Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K, File No. 001-35004, filed with the SEC on November 17, 2014)

10.27	Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FLEETCOR Technologies, Inc. and FLEETCOR Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.28	Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FLEETCOR Funding LLC (incorporated by reference to Exhibit 10.33 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.29	Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.34 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.30	Investor Rights Agreement, dated November 14, 2014, between FLEETCOR Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.35 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.32*	Offer Letter, dated July 29, 2014, between FLEETCOR Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2015)

10.33	First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2015)

10.34*	Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.35	Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.36	First Amendment to Credit Agreement and Lender Joinder Agreement, dated as of August 22, 2016, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2016)

10.37	Second Amendment to Credit Agreement, dated as of January 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2017)

10.38	Third Amendment to Credit Agreement, dated as of August 2, 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on August 8, 2017)

10.39	Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2017, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC, PNC Bank, National Association, as administrator for a group of purchasers and purchase agents, and certain other parties (incorporated by reference to Exhibit 10.43 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2018)

10.40*	Offer letter, dated September 10, 2015, between FLEETCOR Technologies, Inc. and Alexey Gavrilenya (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2018)

10.41	Fourth Amendment to Credit Agreement, dated August 30, 2018, among FleetCor Technologies Operating Company, LLC, FleetCor Technologies Operating Company, LLC, FleetCor Technologies, Inc., the designated borrowers party thereto, Cambridge Mercantile Corp. (U.S.A.), the other guarantors party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.42	Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated August 30, 2018, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.43	Fifth Amendment to Credit Agreement, dated as of December 19, 2018, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to exhibit 10.47 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2019)

10.44	Fifth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated February 8, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.45	Sixth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated April 22, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.46	Sixth Amendment to Credit Agreement, dated as of August 2, 2019, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2019)

10.47	Seventh Amendment to Credit Agreement, dated as of November 14, 2019, among FLEETCOR Technologies
Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner bookrunner (incorporated by reference to Exhibit 10.53 to the registrant's Form 10-k, File No. 001-35004, filed with the SEC on March 2, 2020)

10.48	Eighth Amendment to Credit Agreement, dated as of April 24, 2020, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2020)

10.49*	Offer letter, dated September 1, 2020, between FLEETCOR Technologies, Inc. and Charles Freund (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K/A, File No. 001-35004, filed with the SEC on September 4, 2020) (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2020)

10.50
Seventh Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated November 13, 2020 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

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

ITEM 16. FORM 10-K SUMMARY
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 26, 2021.

FLEETCOR Technologies, Inc.

By:	/S/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 26, 2021.

Signature	Title

/S/ RONALD F. CLARKE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Ronald F. Clarke

/S/ CHARLES R. FREUND	Chief Financial Officer (Principal Financial Officer)
Charles R. Freund

/S/ ALISSA B. VICKERY	Chief Accounting Officer (Principal Accounting Officer)
Alissa B. Vickery

/s/ MICHAEL BUCKMAN	Director
Michael Buckman

/s/ JOSEPH W. FARRELLY	Director
Joseph W. Farrelly

/s/ THOMAS M. HAGERTY	Director
Thomas M. Hagerty

/s/ MARK A. JOHNSON	Director
Mark A. Johnson

/s/ ARCHIE L. JONES, JR.	Director
Archie L. Jones, Jr.

/s/ RICHARD MACCHIA	Director
Richard Macchia

/s/ HALA G. MODDELMOG	Director
Hala G. Moddelmog
/s/ JEFFREY S. SLOAN	Director
Jeffrey S. Sloan

/s/ STEVEN T. STULL	Director
Steven T. Stull