Form 10-Q
period 2021-03-31
FLEETCOR TECHNOLOGIES INC
filed 2021-05-10
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2021
Common Stock, $0.001 par value	83,349,560

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Months Ended March 31, 2021

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$958,322	$934,900
Restricted cash	473,200	541,719
Accounts and other receivables (less allowance for credit losses of $87,902 at March 31, 2021 and $86,886 at December 31, 2020)	1,590,624	1,366,775
Securitized accounts receivable—restricted for securitization investors	915,000	700,000
Prepaid expenses and other current assets	348,227	412,924
Total current assets	4,285,373	3,956,318
Property and equipment, net	200,161	202,509
Goodwill	4,693,469	4,719,181
Other intangibles, net	2,050,919	2,115,882
Investments	11,857	7,480
Other assets	185,695	193,209
Total assets	$11,427,474	$11,194,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,348,983	$1,054,478
Accrued expenses	278,663	282,681
Customer deposits	1,118,965	1,175,322
Securitization facility	915,000	700,000
Current portion of notes payable and lines of credit	449,165	505,697
Other current liabilities	203,202	250,133
Total current liabilities	4,313,978	3,968,311
Notes payable and other obligations, less current portion	3,081,955	3,126,926
Deferred income taxes	501,302	498,154
Other noncurrent liabilities	233,740	245,777
Total noncurrent liabilities	3,816,997	3,870,857
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 126,759,124 shares issued and 83,336,476 shares outstanding at March 31, 2021; and 126,448,078 shares issued and 83,666,163 shares outstanding at December 31, 2020	127	126
Additional paid-in capital	2,794,991	2,749,900
Retained earnings	5,601,184	5,416,945
Accumulated other comprehensive loss	(1,481,019)	(1,363,158)
Less treasury stock, 43,422,648 shares at March 31, 2021 and 42,781,915 shares at December 31, 2020	(3,618,784)	(3,448,402)
Total stockholders’ equity	3,296,499	3,355,411
Total liabilities and stockholders’ equity	$11,427,474	$11,194,579

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Revenues, net	$608,623	$661,093
Expenses:
Processing	116,428	233,703
Selling	52,082	55,859
General and administrative	108,362	106,110
Depreciation and amortization	65,729	64,476
Other operating, net	57	(38)
Operating income	265,965	200,983
Investment (gain) loss	(9)	2,371
Other expense (income), net	1,743	(9,366)
Interest expense, net	28,551	35,679
Total other expense	30,285	28,684
Income before income taxes	235,680	172,299
Provision for income taxes	51,441	25,239
Net income	$184,239	$147,060
Basic earnings per share	$2.21	$1.73
Diluted earnings per share	$2.15	$1.67
Weighted average shares outstanding:
Basic shares	83,475	84,902
Diluted shares	85,764	88,205

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$184,239	$147,060
Other comprehensive loss:
Foreign currency translation losses, net of tax	(129,157)	(575,118)
Net change in derivative contracts, net of tax	11,296	(44,541)
Total other comprehensive loss	(117,861)	(619,659)
Total comprehensive income (loss)	$66,378	$(472,599)
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411
Net income	—	—	184,239	—	—	184,239
Other comprehensive loss, net of tax	—	—	—	(117,861)	—	(117,861)
Acquisition of common stock	—	—	—	—	(170,382)	(170,382)
Share-based compensation	—	17,747	—	—	—	17,747
Issuance of common stock	1	27,344	—	—	—	27,345
Balance at March 31, 2021	127	$2,794,991	$5,601,184	$(1,481,019)	$(3,618,784)	$3,296,499

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616
Net income	—	—	147,060	—	—	147,060
Other comprehensive loss, net of tax	—	—	—	(619,659)	—	(619,659)
Acquisition of common stock	—	75,000	—	—	(605,237)	(530,237)
Share-based compensation	—	14,175	—	—	—	14,175
Issuance of common stock	1	73,273	—	—	—	73,274
Balance at March 31, 2020	125	$2,657,169	$4,859,789	$(1,592,124)	$(3,128,730)	$2,796,229

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$184,239	$147,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,624	15,788
Stock-based compensation	17,747	14,175
Provision for losses on accounts and other receivables	2,477	117,746
Amortization of deferred financing costs and discounts	1,471	1,354
Amortization of intangible assets and premium on receivables	48,105	48,688
Deferred income taxes	7,992	(7,322)
Investment (gain) loss	(9)	2,371
Other	57	(38)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(468,593)	156,052
Prepaid expenses and other current assets	59,269	(45,149)
Other assets	4,609	(3,046)
Accounts payable, accrued expenses and customer deposits	202,862	(27,646)
Net cash provided by operating activities	77,850	420,033
Investing activities
Acquisitions, net of cash acquired	(43,727)	(467)
Purchases of property and equipment	(19,526)	(18,257)
Proceeds from disposal of a business	9	—
Net cash used in investing activities	(63,244)	(18,724)
Financing activities
Proceeds from issuance of common stock	27,345	73,274
Repurchase of common stock	(162,041)	(530,237)
Borrowings (payments) on securitization facility, net	215,000	(151,973)
Principal payments on notes payable	(41,188)	(51,722)
Borrowings from revolver	330,000	573,500
Payments on revolver	(353,851)	(204,460)
Payments on swing line of credit, net	(33,311)	(22,741)
Other	1,467	(92)
Net cash used in financing activities	(16,579)	(314,451)
Effect of foreign currency exchange rates on cash	(43,124)	(209,859)
Net decrease in cash and cash equivalents and restricted cash	(45,097)	(123,001)
Cash and cash equivalents and restricted cash, beginning of period	1,476,619	1,675,237
Cash and cash equivalents and restricted cash, end of period	$1,431,522	$1,552,236
Supplemental cash flow information
Cash paid for interest	$27,732	$40,394
Cash paid for income taxes	$32,041	$32,939

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2021
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2021 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange (losses) gains, which are recorded within other (income) expense, net in the Unaudited Consolidated Statements of Income for the three months ended March 31 as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Foreign exchange (losses) gains	(1.2)	2.0
The Company recorded foreign currency losses on long-term intra-entity transactions included as a component of foreign currency translation losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31 as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Foreign currency losses on long-term intra-entity transactions	$(66.3)	$(164.1)
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
In the Company's cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. In addition, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value of these derivatives are recorded in revenues, net in the Unaudited Consolidated Statements of Income.
The Company recognizes current cross-border payments derivatives in prepaid expense and other current assets and other current liabilities and derivatives greater than one year in other assets and other noncurrent liabilities in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Unaudited Consolidated Statements of Cash Flows. Refer to Note 13.
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
Financial Instruments-Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with ASC 326. The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forecast economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors.
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Corporate Payments, Fuel, Lodging, Tolls, as well as Gift (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment solutions. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 75% of total consolidated revenues, net, for the three months ended March 31, 2021. The Company accounts for revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company also writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivatives accounting (ASC 815, "Derivatives").

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by solution (in millions) for the three months ended March 31 was as follows:

Revenues, net by Solution Category*	Three Months Ended March 31,
	2021	%	2020	%
Fuel	$262	43%	$292	44%
Corporate Payments	116	19%	120	18%
Tolls	69	11%	83	13%
Lodging	59	10%	57	9%
Gift	43	7%	42	6%
Other	59	10%	67	10%
Consolidated revenues, net	$609	100%	$661	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three months ended March 31 was as follows:

Revenues, net by Geography*	Three Months Ended March 31,
	2021	%	2020	%
United States	$370	61%	$398	60%
Brazil	82	13%	99	15%
United Kingdom	76	12%	74	11%
Other	81	13%	91	14%
Consolidated revenues, net	609	100%	661	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $66.7 million and $73.0 million as of March 31, 2021 and December 31, 2020, respectively. We expect to recognize approximately $41.7 million of these amounts in revenues within 12 months and the remaining $25.0 million over the next five years as of March 31, 2021. Revenue recognized in the three months ended March 31, 2021 that was included in the deferred revenue contract liability as of December 31, 2020 was approximately $18.1 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021			December 31, 2020
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$975.7	$(879.4)	$96.3	$521.5	$(478.2)	$43.3
Liabilities
Accounts Payable	$919.1	$(879.4)	$39.7	$527.5	$(478.2)	$49.3

Adoption of New Accounting Standards
Income Taxes
On December 18, 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles of ASC 740 and simplifies other areas. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance on January 1, 2021, which did not have a material impact on the Company's results of operations, financial condition, or cash flows.

Pending Adoption of Recently Issued Accounting Standard
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the effect of ASU 2020-04 on interest rate swap contracts. Cross currency derivatives are not impacted by this ASU.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Gross domestic accounts receivable	$844,760	$719,675
Gross domestic securitized accounts receivable	915,000	700,000
Gross foreign receivables	833,766	733,986
Total gross receivables	2,593,526	2,153,661
Less allowance for credit losses	(87,902)	(86,886)
Net accounts and securitized accounts receivable	$2,505,624	$2,066,775
The Company maintains a $1 billion revolving trade accounts receivable securitization facility (the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility primarily relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to multi-seller banks and asset-backed commercial paper conduits (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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

The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. On March 29, 2021 the Company entered into the eighth amendment to the Securitization Facility. The amendment included a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. The maturity date for the Company's Securitization Facility is March 29, 2024.
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our foreign currency trading business during the three months ended March 31, 2020. The Company's estimated expected credit losses as of March 31, 2021 included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31 is as follows (in thousands):

	2021	2020
Allowance for credit losses beginning of period	$86,886	$70,890
Provision for credit losses	2,477	117,746
Write-offs	(5,963)	(108,444)
Recoveries[1]	8,264	2,222
Impact of foreign currency[1]	(3,762)	(7,586)
Allowance for credit losses end of period	$87,902	$74,828
1Comparable disclosure provided to conform with 2021 presentation. Activity previously included within write-offs.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Repurchase agreements	$365,808	$—	$365,808	$—
Money market	43,991	—	43,991	—
Certificates of deposit	182	—	182	—
Foreign exchange contracts	115,184	—	115,184	—
Total assets	$525,165	$—	$525,165	$—
Cash collateral for foreign exchange contracts	$16,368	$—	$—	$—
Liabilities:
Interest rate swaps	$73,004	$—	$73,004	—
Foreign exchange contracts	92,863	—	92,863	—
Total liabilities	$165,867	$—	$165,867	$—
Cash collateral obligation for foreign exchange contracts	$—	$—	$—	$—

December 31, 2020
Assets:
Repurchase agreements	$446,116	$—	$446,116	$—
Money market	48,227	—	48,227	—
Certificates of deposit	188	—	188	—
Foreign exchange contracts	155,846	—	155,846	—
Total assets	$650,377	$—	$650,377	$—
Cash collateral for foreign exchange contracts	$18,229	$—	$—	$—
Liabilities:
Interest rate swaps	$87,873	$—	$87,873	$—
Foreign exchange contracts	140,272	—	140,272	—
Total liabilities	$228,145	$—	$228,145	$—
Cash collateral obligation for foreign exchange contracts	$38,569	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Unaudited Consolidated Balance Sheet at March 31, 2021. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Unaudited Consolidated Balance Sheet at March 31, 2021.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for March 31, 2021 and December 31, 2020.
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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values is $11.9 million at March 31, 2021.
The fair value of the Company’s accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a quarterly basis. These are each Level 2 fair value measurements.
4. Stockholders' Equity

The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, the Board increased the aggregate size of the Program by $1 billion, to $4.1 billion. Since the beginning of the Program, 15,257,675 shares have been repurchased for an aggregate purchase price of $3.3 billion, leaving the Company up to $836.3 million available under the Program for future repurchases in shares of its common stock.
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
5. Stock-Based Compensation
The Company has a Stock Incentive Plan (the "Plan") which permits the Company’s Board of Directors to grant share based payment awards to employees and directors.
The table below summarizes the expense related to share-based payments recognized in the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$4,590	$7,020
Restricted stock	13,157	7,155
Stock-based compensation	$17,747	$14,175
The tax benefits recorded on stock based compensation were $14.1 million and $17.1 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2021 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$41,503	2.53
Restricted stock	64,380	2.34
Total	$105,883

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

The following summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2021 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,964	$146.69	3,994	$130.37		$626,107
Granted	164	264.85			$73.15
Exercised	(283)	94.72				49,124
Forfeited	—	—
Outstanding at March 31, 2021	4,845	$153.72	3,801	$134.85		$556,757
Expected to vest as of March 31, 2021	1,044	$222.43
The aggregate intrinsic value of stock options exercisable at March 31, 2021 was $508.5 million. The weighted average remaining contractual term of options exercisable at March 31, 2021 was 4.7 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the three months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
Risk-free interest rate	0.35%	0.41%
Dividend yield	—	—
Expected volatility	34.66%	30.29%
Expected life (in years)	4.0	3.8
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
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2021 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	174	$265.29
Granted	200	272.68
Vested	(29)	267.88
Canceled or forfeited	(23)	288.54
Outstanding at March 31, 2021	322	$268.02

6. Acquisitions
2021 Acquisitions
On January 13, 2021, the Company completed the acquisition of Roger, rebranded CorpayOne, a global accounts payable (AP) cloud software platform for small businesses, for $38.6 million. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment. In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $770 thousand. These noncompete agreements were accounted for separately from the business acquisition. Acquisition accounting for Roger is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and evaluation of acquired contingencies.
The following table summarizes the preliminary acquisition accounting for Roger (in thousands):

Accounts and other receivables	$110
Prepaid expenses and other current assets	37
Other assets	28
Goodwill	34,188
Other intangibles	6,900
Current liabilities	(925)
Deferred income taxes	(1,691)
Aggregate purchase price	$38,647
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Proprietary Technology	10	$5,600
Customer Relationships	9	1,300
		$6,900
2020 Acquisitions
On August 10, 2020, the Company completed the acquisition of a business in the lodging space in the U.S. The results from the acquisition are reported in the North America segment. On November 30, 2020, the Company completed the acquisition of a fuel card provider in New Zealand. The results from the acquisition are reported in the International segment. The aggregate purchase price of these acquisitions was approximately $77.9 million, net of cash acquired. The Company financed these acquisitions using a combination of available cash and borrowings under its existing credit facility. The Company signed noncompete agreements with certain parties affiliated with the lodging business with an estimated fair value of $3.8 million. These noncompete agreements were accounted for separately from the business acquisitions.
The following table summarizes the preliminary acquisition accounting (in thousands):

Accounts and other receivables	$5,487
Prepaid expenses and other current assets	930
Property and equipment	3,178
Other assets	1,049
Goodwill	27,059
Other intangibles	42,144
Current liabilities	(1,147)
Deferred income taxes	(782)
Aggregate purchase price	$77,918
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	5	$2,161
Licensed Software and Technology	10	4,400
Proprietary Technology	5	8,400
Supplier Network	10	783
Customer Relationships	16	26,400
		$42,144
The accounting for these acquisitions is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments.

Other

On September 17, 2020, the Company signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close late in the second quarter of 2021, subject to regulatory approval and closing conditions.
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2020	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2021
Segment
North America	$3,400,772	$34,188	$(581)	$1,975	$3,436,354
Brazil	585,861	—	—	(53,900)	531,961
International	732,548	—	(1,294)	(6,100)	725,154
	$4,719,181	$34,188	$(1,875)	$(58,025)	$4,693,469

As of March 31, 2021 and December 31, 2020, other intangibles consisted of the following (in thousands):

		March 31, 2021			December 31, 2020
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.8	$2,564,502	$(1,034,876)	$1,529,626	$2,671,104	$(1,105,702)	$1,565,402
Trade names and trademarks—indefinite lived	N/A	445,888	—	445,888	475,376	—	475,376
Trade names and trademarks—other	11.4	6,757	(3,239)	3,518	7,041	(3,431)	3,610
Software	6.0	241,835	(184,480)	57,355	248,686	(194,187)	54,499
Non-compete agreements	4.2	55,307	(40,775)	14,532	65,804	(48,809)	16,995
Total other intangibles		$3,314,289	$(1,263,370)	$2,050,919	$3,468,011	$(1,352,129)	$2,115,882
Changes in foreign exchange rates resulted in a $26.6 million decrease to the net carrying values of other intangibles in the three months ended March 31, 2021. Amortization expense related to intangible assets for the three months ended March 31, 2021 and 2020 was $47.3 million and $47.6 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term loans, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2021	December 31, 2020
Term Loan A note payable (a), net of discounts	$2,882,334	$2,922,042
Term Loan B note payable (a), net of discounts	336,562	337,347
Revolving line of credit A Facility(a)	270,000	280,000
Revolving line of credit B Facility(a)	—	13,650
Revolving line of credit B Facility —foreign swing line(a)	17,112	50,028
Other obligations(c)	25,112	29,556
Total notes payable and other obligations	$3,531,120	$3,632,623
Securitization Facility(b)	915,000	700,000
Total notes payable, credit agreements and Securitization Facility	$4,446,120	$4,332,623
Current portion	$1,364,165	$1,205,697
Long-term portion	3,081,955	3,126,926
Total notes payable, credit agreements and Securitization Facility	$4,446,120	$4,332,623
 ______________________
(a)The Company has a Credit Agreement that provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of March 31, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving facilities is December 19, 2023. As of March 31, 2021, the maturity date for the term loan B was August 2, 2024. On April 30, 2021, the Company entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.15 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. The Eurocurrency rate has a 0% floor. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility. At March 31, 2021, the interest rate on the term loan A was 1.61%, the interest rate on the term loan B was 1.86%, and the interest rate on the revolving A facility was 1.61%. The unused credit facility fee was 0.30% at March 31, 2021.
(b)The Company is party to a $1.0 billion Securitization Facility. On April 24, 2020, the Company reduced the Securitization Facility commitment from $1.2 billion to $1.0 billion. There is a program fee equal to one month LIBOR plus 1.00% or the Commercial Paper Rate plus 0.90% as of March 31, 2021, and one month LIBOR plus 1.25% or the Commercial Paper Rate plus 1.15% as of December 31, 2020. There is a LIBOR floor of 0% as of March 31, 2021 and a LIBOR floor of 0.38% as of December 31, 2020. The program fee was 0.98% plus 0.13% as of March 31, 2021 and 1.23% plus 0.34% as of December 31, 2020. The unused facility fee is payable at a rate of 0.40% per annum as of March 31, 2021 and December 31, 2020. We have unamortized debt issuance costs of $2.8 million and $1.4 million related to the Securitization Facility as of March 31, 2021 and December 31, 2020, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheet. On March 29, 2021, the Company entered into the eighth amendment to the Securitization Facility. The amendment included a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. The maturity date for the Company's Securitization Facility is March 29, 2024.
(c)Other debt includes the long-term portion of deferred payments associated with business acquisitions and deferred revenue.
The Company was in compliance with all financial and non-financial covenants at March 31, 2021. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Note 13 for further details.

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
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2021 and 2020 to income before income taxes for the three months ended March 31, 2021 and 2020 due to the following (in thousands):

	2021		2020
Computed “expected” tax expense	$49,493	21.0%	$36,182	21.0%
Changes resulting from:
Foreign income tax differential	(3,830)	(1.6)%	(8,112)	(4.7)%
Foreign withholding tax credit	—	—%	(7,651)	(4.4)%
Excess tax benefit related to stock-based compensation	(9,413)	(4.0)%	(17,098)	(9.9)%
State taxes net of federal benefits	2,685	1.1%	774	0.4%
Increase in tax expense due to uncertain tax positions	2,412	1.0%	1,770	1.0%
Sub-part F Income	1,326	0.6%	2,260	1.3%
Foreign withholding	3,643	1.5%	4,585	2.7%
GILTI, net of foreign tax credits	2,992	1.3%	2,426	1.4%
Change in valuation allowance and remeasurement of related deferred tax asset	—	—%	7,651	4.4%
Other	2,133	0.9%	2,452	1.4%
Provision for income taxes	$51,441	21.8%	$25,239	14.6%

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$184,239	$147,060
Denominator for basic earnings per share	83,475	84,902
Dilutive securities	2,289	3,303
Denominator for diluted earnings per share	85,764	88,205
Basic earnings per share	$2.21	$1.73
Diluted earnings per share	$2.15	$1.67
Diluted earnings per share for both the three months ended March 31, 2021 and 2020 excludes the effect of 0.1 million of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.2 million and 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended March 31, 2021 and 2020, respectively.

11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through three operating and reportable segments defined by geographic regions: North America, Brazil and International, which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

The Company’s segment results are as follows for the three month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues, net:
North America	$402,206	$434,692
Brazil	81,923	98,978
International	124,494	127,423
	$608,623	$661,093
Operating income:
North America	$162,576	$85,740
Brazil	32,225	39,442
International	71,164	75,801
	$265,965	$200,983
Depreciation and amortization:
North America	$40,533	$37,976
Brazil	12,287	14,589
International	12,909	11,911
	$65,729	$64,476
Capital expenditures:
North America	$11,530	$11,264
Brazil	3,350	3,331
International	4,646	3,662
	$19,526	$18,257

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
FTC Investigation
In October 2017, the Federal Trade Commission (“FTC”) issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.

On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR’s response to the FTC’s motion for summary judgment and any cross-motion for summary judgment is due to be filed on May 17, 2021. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
13. Derivative Financial Instruments and Hedging Activities
Foreign Currency Derivatives
The Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives within its cross-border solution. The Company writes derivatives, primarily foreign currency forward contracts, and option contracts, mostly with small and medium size enterprises that are customers, and derives a currency spread from this activity.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of March 31, 2021 and December 31, 2020 (in millions) is presented in the table below.

	Notional
	March 31, 2021	December 31, 2020
Foreign exchange contracts:
Swaps	$567.0	$684.5
Futures, forwards and spot	4,558.7	5,467.8
Written options	5,764.6	5,578.1
Purchased options	5,213.3	5,195.0
Total	$16,103.6	$16,925.4

The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.

The following table summarizes the fair value of foreign currency derivatives reported in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$207.0	$184.7	$115.2	$92.9
Cash collateral	16.4	—	16.4	—
Total net of cash collateral	$190.6	$184.7	$98.8	$92.9

	December 31, 2020
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$326.1	$310.5	$155.8	$140.3
Cash collateral	18.2	38.6	18.2	38.6
Total net of cash collateral	$307.9	$271.9	$137.6	$101.7

The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain MTM thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The table below presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2021 and December 31, 2020 (in millions).

		March 31, 2021	December 31, 2020
	Balance Sheet Classification	Fair Value

Derivative Asset	Other current assets	$107.3	$139.3
Derivative Asset	Other noncurrent assets	$7.9	$16.6
Derivative Liability	Other current liabilities	$86.5	$127.7
Derivative Liability	Other noncurrent liabilities	$6.3	$12.5
The Company receives cash from customers as collateral for trade exposures, which is recorded within restricted cash and customer deposits in the Consolidated Balance Sheet.
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of March 31, 2021, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2021 and December 31, 2020 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		March 31, 2021	December 31, 2020
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other current liabilities	$45.2	$49.3
Swap contracts	Other noncurrent liabilities	$27.8	$38.6

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statements of Income and other comprehensive loss for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Interest Rate Swaps:
Amount of (gain) loss recognized in other comprehensive income (loss) on derivatives, net of tax of $(3.6) million and $14.4 million for 2021 and 2020 respectively	$(11.3)	$44.5
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	12.1	4.4

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $49.1 million at March 31, 2021.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	March 31, 2021
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2021	$(1,296,962)	$(66,196)	$(1,363,158)
Other comprehensive (loss) income before reclassifications	(129,157)	2,724	(126,433)
Amounts reclassified from AOCI	—	12,146	12,146
Tax effect	—	(3,574)	(3,574)
Other comprehensive (loss) income	(129,157)	11,296	(117,861)
Balance at March 31, 2021	$(1,426,119)	$(54,900)	$(1,481,019)

	March 31, 2020
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(929,713)	$(42,752)	$(972,465)
Other comprehensive loss before reclassifications	(575,118)	(63,351)	(638,469)
Amounts reclassified from AOCI	—	4,414	4,414
Tax effect	—	14,396	14,396
Other comprehensive loss	(575,118)	(44,541)	(619,659)
Balance at March 31, 2020	$(1,504,831)	$(87,293)	$(1,592,124)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2020. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.

The following discussion and analysis of our financial condition and results of operations generally discusses the first quarter of 2021 and 2020, with period-over-period comparisons between these periods. A detailed discussion of 2020 items and period-over-period comparisons between the first quarter of 2020 and 2019 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
As previously described in our Annual Report on Form 10-K for the year ended December 31, 2020, businesses spend an estimated $170 trillion each year. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
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
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as “revenue". See “Results of Operations” for additional segment information.

Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have created adverse impacts on the U.S. and global economies and it is unclear whether or how long the pandemic and related economic impacts will continue, whether as a result of new strains of the virus or otherwise. The COVID-19 pandemic has had, and could continue to have, an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, travel and logistics restrictions and general decreases in the level of consumer confidence and business activity.
The COVID-19 pandemic continues to impact various aspects of the world economy and our customers, in particular, by restricting day-to-day operations and business activity generally. The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity through the remainder of 2021 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and the geographies most affected; vaccine availability globally, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated; our response to the continued impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; and actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides. While we believe the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we expect continued improvement throughout the year as economic activity recovers.
Performance
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2021	2020
Revenues, net	$608.6	$661.1
Net income	$184.2	$147.1
Net income per diluted share	$2.15	$1.67

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2021	2020
Adjusted net income	$242.1	$264.5
Adjusted net income per diluted share	$2.82	$3.00
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 100 countries around the world today, although we operate primarily in 3 geographies, with 86% of our business in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.
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

Revenues, net, by Segment. For the three months ended March 31, 2021 and 2020, our segments generated the following revenue (in millions).

	Three Months Ended March 31,
	2021		2020
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$402	66%	$435	66%
Brazil	$82	13%	$99	15%
International	$124	20%	$127	19%
	$609	100%	$661	100%
*Columns may not calculate due to rounding.

Revenues, net by Geography and Solution. Revenue by geography and solution category for the three months ended March 31, 2021 and 2020 (in millions), was as follows:

	Three Months Ended March 31,
Revenues, net by Geography*	2021		2020
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$370	61%	$398	60%
Brazil	82	13%	99	15%
United Kingdom	76	12%	74	11%
Other	81	13%	91	14%
Consolidated revenues, net	$609	100%	661	100%
*Columns may not calculate due to rounding.

	Three Months Ended March 31,
Revenues, net by Solution Category*	2021		2020
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$262	43%	$292	44%
Corporate Payments	$116	19%	120	18%
Tolls	$69	11%	83	13%
Lodging	$59	10%	57	9%
Gift	$43	7%	42	6%
Other	$59	10%	67	10%
Consolidated revenues, net	$609	100%	$661	100%

*Columns may not calculate due to rounding.

The following table presents revenue per key performance metric by solution for the three months ended March 31, 2021 and 2020 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended March 31,				Three Months Ended March 31,
(Unaudited)	2021	2020	Change	% Change	2021	2020	Change	% Change
FUEL
'- Revenues, net	$261.9	$292.1	$(30.2)	(10)%	$275.3	$292.6	$(17.3)	(6)%
'- Transactions	110.3	118.4	(8.2)	(7)%	110.3	118.7	(8.5)	(7)%
'- Revenues, net per transaction	$2.38	$2.47	$(0.09)	(4)%	$2.50	$2.46	$0.03	1%
CORPORATE PAYMENTS
'- Revenues, net	$116.4	$119.9	$(3.5)	(3)%	$114.1	$120.1	$(6.0)	(5)%
'- Spend volume	$18,034	$17,916	$118	1%	$18,032	$17,916	$115	1%
'- Revenue, net per spend $	0.65%	0.67%	(0.02)%	(4)%	0.63%	0.67%	(0.04)%	(6)%
TOLLS
'- Revenues, net	$69.0	$83.0	$(14.0)	(17)%	$85.2	$83.0	$2.2	3%
'- Tags (average monthly)	5.8	5.4	0.4	7%	5.8	5.4	0.4	7%
'- Revenues, net per tag	$11.85	$15.28	$(3.43)	(22)%	$14.63	$15.28	$(0.65)	(4)%
LODGING
'- Revenues, net	$59.0	$57.0	$2.0	4%	$59.0	$68.5	$(9.5)	(14)%
'- Room nights	5.9	5.9	—	1%	5.9	7.1	(1.2)	(16)%
'- Revenues, net per room night	$9.96	$9.68	$0.28	3%	$9.96	$9.67	$0.29	3%
GIFT
'- Revenues, net	$43.4	$42.4	$1.0	2%	$43.4	$42.4	$1.0	2%
'- Transactions	291.1	281.9	9.2	3%	291.1	281.9	9.2	3%
'- Revenues, net per transaction	$0.15	$0.15	$—	(1)%	$0.15	$0.15	$—	(1)%
OTHER[1]
'- Revenues, net	$58.9	$66.7	$(7.8)	(12)%	$58.9	$66.7	$(7.8)	(12)%
'- Transactions	9.5	12.0	(2.5)	(21)%	9.5	12.0	(2.5)	(21)%
'- Revenues, net per transaction	$6.23	$5.58	$0.65	12%	$6.23	$5.58	$0.65	12%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$608.6	$661.1	$(52.5)	(8)%	$635.9	$673.2	$(37.3)	(6)%

[1] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by solution and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP.

* Columns may not calculate due to rounding.
Revenue per relevant key performance indicator ("KPI"), which may include transaction, spend volume, monthly tags, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment solution utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel spread margins. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.

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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 61% and 60% of our revenue in the three months ended March 31, 2021 and 2020, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 12% and 11% of revenues, net were directly impacted by changes in fuel price in the three months ended March 31, 2021 and 2020, respectively.

•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We believe approximately 5% and 8% of revenues, net were directly impacted by fuel price spreads in the three months ended March 31, 2021 and 2020, respectively.
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

Acquisitions and Investments
On January 13, 2021, we completed the acquisition of Roger, rebranded CorpayOne, a global accounts payable (AP) cloud software platform for small businesses, for approximately $39 million. This acquisition is not expected to be material to the financial results of the Company.
On November 30, 2020, we completed the acquisition of a fuel card provider in New Zealand for an immaterial amount.
On September 17, 2020, we signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close late in the second quarter of 2021, subject to regulatory approval and closing conditions.
On August 10, 2020, we completed the acquisition of a business in the lodging space in the U.S. for an immaterial amount.
We report our results from our 2021 and 2020 U.S. acquisitions in our North America segment from the dates of acquisition. We report our results from our 2020 New Zealand acquisition in our International segment from the date of acquisition.

Results of Operations
Three months ended March 31, 2021 compared to the three months ended March 31, 2020
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the three months ended March 31, 2021 and 2020 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2021	% of Total Revenues, net	Three Months Ended March 31, 2020	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$402.2	66.1%	$434.7	65.8%	$(32.5)	(7.5)%
Brazil	81.9	13.5%	99.0	15.0%	(17.1)	(17.2)%
International	124.5	20.5%	127.4	19.3%	(2.9)	(2.3)%
Total revenues, net	608.6	100.0%	661.1	100.0%	(52.5)	(7.9)%
Consolidated operating expenses:
Processing	116.4	19.1%	233.7	35.4%	(117.3)	(50.2)%
Selling	52.1	8.6%	55.9	8.4%	(3.8)	(6.8)%
General and administrative	108.4	17.8%	106.1	16.1%	2.3	2.1%
Depreciation and amortization	65.7	10.8%	64.5	9.8%	1.3	1.9%
Other operating, net	0.1	—%	—	—%	(0.1)	NM
Operating income	266.0	43.7%	201.0	30.4%	65.0	32.3%
Investment loss	—	—%	2.4	0.4%	(2.4)	NM
Other expense (income), net	1.7	0.3%	(9.4)	(1.4)%	(11.1)	NM
Interest expense, net	28.6	4.7%	35.7	5.4%	(7.1)	(20.0)%
Provision for income taxes	51.4	8.5%	25.2	3.8%	26.2	103.8%
Net income	$184.2	30.3%	$147.1	22.2%	$37.2	25.3%
Operating income for segments:
North America	$162.6		$85.7		$76.8	89.6%
Brazil	32.2		39.4		(7.2)	(18.3)%
International	71.2		75.8		(4.6)	(6.1)%
Operating income	$266.0		$201.0		$65.0	32.3%
Operating margin for segments:
North America	40.4%		19.7%		20.7%
Brazil	39.3%		39.8%		(0.5)%
International	57.2%		59.5%		(2.3)%
Consolidated	43.7%		30.4%		13.3%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Consolidated revenues were $608.6 million in the three months ended March 31, 2021, a decrease of $52.5 million or 7.9%, from $661.1 million in the three months ended March 31, 2020. Consolidated revenues and organic growth declined primarily due to decreases in transaction volume as a result of the COVID-19 pandemic. Organically, consolidated revenues were down approximately 6%. Consolidated revenues also declined due to the negative impact of the macroeconomic environment. These decreases were partially offset by the impact of acquisitions completed in 2020 of approximately $12 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the three months ended March 31, 2021 over the comparable period in 2020 of approximately $27 million. Unfavorable fuel price spreads had a negative impact on revenues of approximately $16 million, and foreign exchange rates had an unfavorable impact on consolidated revenues of approximately $11 million, primarily in Brazil and Russia. These decreases were partially offset by a slightly favorable impact of fuel prices.

North America segment revenues, net
North America segment revenues were $402.2 million in the three months ended March 31, 2021, a decrease of $32.5 million or 7.5%, from $434.7 million in the three months ended March 31, 2020. North America revenues and organic growth declined primarily due to decreases in transaction volume as a result of the COVID-19 pandemic. Organically, North America segment revenues were down approximately 7%. North America revenues also declined due to the negative impact of the macroeconomic environment. These decreases were partially offset by the impact of acquisitions completed in 2020 of approximately $12 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenues in the three months ended March 31, 2021 over the comparable period in 2020 of approximately $13 million, driven primarily by unfavorable fuel price spreads of approximately $16 million. This decrease was partially offset by favorable changes in foreign exchange rates of approximately $2 million in our Canadian business and the favorable impact of fuel prices of approximately $1 million.

Brazil segment revenues, net
Brazil segment revenues were $81.9 million in the three months ended March 31, 2021, a decrease of $17.1 million or 17.2%, from $99.0 million in three months ended March 31, 2020. Brazil revenues declined primarily due to the unfavorable impact of foreign exchange rates of approximately $19 million for the three months ended March 31, 2021 over the comparable period in 2019. These decreases were partially offset by organic growth in Brazil segment revenues of approximately 2%, which continues to be negatively impacted by the COVID-19 pandemic.

International segment revenues, net
International segment revenues were $124.5 million in the three months ended March 31, 2021, a decrease of $2.9 million or 2.3%, from $127.4 million in the three months ended March 31, 2020. International revenues declined primarily due to decreases in transaction volume as a result of the COVID-19 pandemic. Organically, International segment revenues were down approximately 7%. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenues in the three months ended March 31, 2021 over the comparable period in 2020 of approximately $5 million, driven primarily by favorable foreign exchange rates.
Consolidated operating expenses
Processing. Processing expenses were $116.4 million in the three months ended March 31, 2021, a decrease of $117.3 million or 50.2%, from $233.7 million in the comparable prior period. Decreases in processing expenses were primarily due to a write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020, a $6 million bad debt recovery in 2021, the favorable impact of changes in foreign exchange rates of approximately $4 million, lower variable costs due to reduced volumes and expense reductions in response to the COVID-19 pandemic. These decreases were partially offset by expenses related to acquisitions completed in 2020 of approximately $3 million.
Selling. Selling expenses were $52.1 million in the three months ended March 31, 2021, a decrease of $3.8 million or 6.8%, from $55.9 million in the comparable prior period. Decreases in selling expenses were primarily due to lower commissions and other variable costs due to reduced sales volumes in prior quarters and the favorable impact of fluctuations in foreign exchange rates of approximately $1 million. These decreases were partially offset by expenses related to acquisitions completed in 2020 of approximately $1 million.
General and administrative. General and administrative expenses were $108.4 million in the three months ended March 31, 2021, an increase of $2.3 million or 2.1% from $106.1 million in the comparable prior period. Increases in general and administrative expenses were primarily due to increased professional fees of $4 million, increased stock based compensation expense of $2 million, and the impact of acquisitions completed in 2020 of approximately $2 million. These increases were partially offset by decreased discretionary spending and the favorable impact of fluctuations in foreign exchange rates of approximately $1 million.

Depreciation and amortization. Depreciation and amortization expenses were $65.7 million in the three months ended March 31, 2021, an increase of $1.3 million or 1.9%, from $64.5 million. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2020 of approximately $2 million, partially offset by the favorable impact of fluctuations in foreign exchange rates of approximately $2 million.

Investment loss. Investment loss of $2.4 million in the three months ended March 31, 2020 relates to market value gains and losses recorded each period on an investment in a trading security, which we sold during the third quarter of 2020.

Other expense (income), net. Other income, net was $9.4 million in the three months ended March 31, 2020, primarily resulting from a $7 million favorable purchase price settlement from our Cambridge acquisition.

Interest expense, net. Interest expense, net was $28.6 million in the three months ended March 31, 2021, a decrease of $7.1 million or 20.0%, from $35.7 million in the comparable prior period. The decrease in interest expense was primarily due to decreases in LIBOR and lower borrowings, partially offset by the impact of additional borrowings on our Securitization Facility. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended March 31,
(Unaudited)	2021	2020
Term loan A	1.63%	3.00%
Term loan B	1.88%	3.42%
Revolving line of credit A, B & C USD Borrowings	1.62%	2.92%
Revolving line of credit B GBP Borrowings	1.52%	2.00%
Foreign swing line	1.54%	1.88%
There were no borrowings on the revolving D facility in 2020. The average unused facility fee for the Credit Facility excluding the revolving D facility was 0.30% in the three month period ended March 31, 2021. On August 20, 2020, we terminated the revolving D facility.
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended March 31, 2021, as a result of these swap contracts, we incurred additional interest expense of $12.1 million or 2.43% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes and effective tax rate were $51.4 million and 21.8%, respectively, in the three months ended March 31, 2021, an increase of $26.2 million from $25.2 million and 19.0%, respectively, in the three months ended March 31, 2020. Excluding the impact of the write-off of a customer receivable in our cross-border payments business in the first quarter of 2020, our effective tax rate was 18.9% for the first quarter of 2020 compared to 21.8% in the first quarter of 2021. The increase in the tax rate was primarily due to less compensation expense booked for tax purposes on employee stock option exercises in the three months ending March 31, 2021 over the comparable period in 2020. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings.
We pay taxes in different taxing jurisdictions, including the US, most US states, and many non-US jurisdictions. The tax rates in certain non-US taxing jurisdictions are different than the US tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased to $184.2 million in the three months ended March 31, 2021, an increase of $37.2 million or 25.3%, from $147.1 million in the three months ended March 31, 2020.
Operating income and operating margin
Consolidated operating income. Operating income was $266.0 million in the three months ended March 31, 2021, an increase of $65.0 million or 32.3%, from $201.0 million in the comparable prior period. Our operating margin was 43.7% and 30.4% for the three months ended March 31, 2021 and 2020, respectively. These increases were driven primarily by the write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020. These increases were partially offset by incremental legal expenses, including legal settlements, of $10 million, unfavorable movements in the foreign exchange rates of $4 million, unfavorable fuel price spreads of approximately $16 million, and the continued impact of the COVID-19 pandemic
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenues, net. Segment operating margin is calculated by dividing segment operating income by segment revenues, net.

North America segment operating income. North America operating income was $162.6 million in the three months ended March 31, 2021, an increase of $76.8 million or 89.6%, from $85.7 million in the comparable prior period. North America operating margin was 40.4% and 19.7% for the three months ended March 31, 2021 and 2020, respectively. These increases were primarily driven by the write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020. These increases were partially offset by incremental legal expenses, including legal settlements, of $10 million, unfavorable fuel price spreads of approximately $16 million, and the continued impact of the COVID-19 pandemic.

Brazil segment operating income. Brazil operating income was $32.2 million in the three months ended March 31, 2021, a decrease of $7.2 million or 18.3%, from $39.4 million in the comparable prior period. Brazil operating margin was 39.3% and 39.8% for the three months ended March 31, 2021 and 2020, respectively. These decreases were primarily driven by the unfavorable impact of foreign exchange rates of $8 million, partially offset by organic growth in Brazil segment revenues of approximately 2% and the continued impact of the COVID-19 pandemic.
International segment operating income. International operating income was $71.2 million in the three months ended March 31, 2021, a decrease of $4.6 million or 6.1%, from $75.8 million in the comparable prior period. International operating margin was 57.2% and 59.5% for the three months ended March 31, 2021 and 2020, respectively. These decreases were driven primarily by decreases in volume as a result of the COVID-19 pandemic. These decreases were partially offset by favorable foreign exchange rates of approximately $3 million.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At March 31, 2021, we had approximately $1.96 billion in total liquidity, consisting of approximately $998 million available under our Credit Facility (defined below) and unrestricted cash of $958 million. Restricted cash represents primarily customer deposits in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card solutions and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2021, we had no additional liquidity under our Securitization Facility.
The Company has determined that outside basis differences associated with our investment in foreign subsidiaries would not result in a material deferred tax liability, and consistent with our assertion that these amounts continue to be indefinitely reinvested, have not recorded incremental income taxes for the additional outside basis differences.
We cannot assure you that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the ongoing COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition.

Cash flows
The following table summarizes our cash flows for the three month periods ended March 31, 2021 and 2020 (in millions).

	Three Months Ended March 31,
(Unaudited)	2021	2020
Net cash provided by operating activities	$77.9	$420.0
Net cash used in investing activities	(63.2)	(18.7)
Net cash used in financing activities	(16.6)	(314.5)
Operating activities. Net cash provided by operating activities was $77.9 million in the three months ended March 31, 2021, a decrease from $420.0 million in the comparable prior period. The decrease in operating cash flows was primarily due to unfavorable working capital movements primarily due to the timing of cash receipts and payments in the three months ended March 31, 2021 over the comparable period in 2020.
Investing activities. Net cash used in investing activities was $63.2 million in the three months ended March 31, 2021 compared to $18.7 million in the three months ended March 31, 2020. The increased use of cash was primarily due to the increase in cash paid for acquisitions in the three months ended March 31, 2021 over the comparable period in 2020.
Financing activities. Net cash used in financing activities was $16.6 million in the three months ended March 31, 2021, compared to $314.5 million in the three months ended March 31, 2020. The decreased use of cash was primarily due to a decrease in repurchases of our common stock of $368 million and decreased net borrowings on our Credit Facility of $393 million, partially offset by increased net borrowings on our Securitization Facility of $367 million, each in the three months ended March 31, 2021 over the comparable period in 2020.
Capital spending summary
Our capital expenditures were $19.5 million in the three months ended March 31, 2021, an increase of $1.3 million or 7.0%, from $18.3 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $4.86 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $350 million as of March 31, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, we entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. On August 20, 2020, we determined that, due to a recovery in our business operations and other safeguards being in place, the revolving D facility was no longer necessary and the facility was terminated. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. As of March 31, 2021, the maturity date for the term loan B was August 2, 2024. On April 30, 2021 we entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.150 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility.

At March 31, 2021, the interest rate on the term loan A was 1.61%, the interest rate on the term loan B was 1.86% and the interest rate on the revolving A facility was 1.61%. The unused credit facility fee was 0.30% at March 31, 2021.
At March 31, 2021, we had $2.9 billion in borrowings outstanding on the term loan A, net of discounts, and $336.6 million in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $4.6 million related to the revolving facilities as of March 31, 2021 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $6.4 million and $0.8 million at March 31, 2021, respectively.
During the three months ended March 31, 2021, we made principal payments of $41 million on the term loans, $354 million on the revolving facilities, and $34 million on the swing line revolving facility.
As of March 31, 2021, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $12.1 million of losses from accumulated other comprehensive income into interest expense during the three months ended March 31, 2021 as a result of these hedging instruments.
Securitization Facility
We are party to a $1.0 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. On April 24, 2020, we reduced our Securitization Facility commitment from $1.2 billion to $1.0 billion. On November 13, 2020, we extended the Securitization Facility termination date to November 12, 2021, added an uncommitted accordion to increase the purchase limit by up to $500 million, revised obligor concentration limits and reserve calculations, added a 0.375% LIBOR floor and modified certain swing line terms. In addition, the program fee for LIBOR borrowings increased from 0.90% to 1.25% and the program fee for Commercial Paper Rate borrowings increased from 0.80% to 1.15%. On March 29, 2021, we amended the Securitization Facility to include a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. The maturity date for our Securitization Facility is March 29, 2024.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2021.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program"), authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, our Board increased the aggregate size of the Program by $1 billion, to $4.1 billion. Since the beginning of the Program, 15,257,675 shares have been repurchased for an aggregate purchase price of $3.3 billion, leaving the Company up to $836.3 million available under the Program for future repurchases in shares of its common stock.
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
Pending Acquisition
On September 17, 2020, we signed a definitive agreement to acquire Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for approximately $450 million. The transaction is expected to close late in the second quarter of 2021, subject to regulatory approval and closing conditions.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2021, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2020. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

Pro forma and macro adjusted revenue and transactions by solution. We define the pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment includes the impact that market fuel price spreads, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions.
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

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by solution to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions):

	Revenues, net		Key Performance Metric
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)	2021*	2020*	2021*	2020*
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$275.3	$292.6	110.3	118.7
Impact of acquisitions/dispositions	—	(0.5)	—	(0.3)
Impact of fuel prices/spread	(15.8)	—	—	—
Impact of foreign exchange rates	2.5	—	—	—
As reported	$261.9	$292.1	110.3	118.4
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$114.1	$120.1	18,032	17,916
Impact of acquisitions/dispositions	—	(0.1)	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	2.2	—	2	—
As reported	$116.4	$119.9	18,034	17,916
TOLLS - TAGS
Pro forma and macro adjusted	$85.2	$83.0	5.8	5.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(16.2)	—	—	—
As reported	$69.0	$83.0	5.8	5.4
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$59.0	$68.5	5.9	7.1
Impact of acquisitions/dispositions	—	(11.5)	—	(1.2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$59.0	$57.0	5.9	5.9
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$43.4	$42.4	291.1	281.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$43.4	$42.4	291.1	281.9
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$58.9	$66.7	9.5	12.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$58.9	$66.7	9.5	12.0

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$635.9	$673.2	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(12.1)
Impact of fuel prices/spread	(15.8)	—
Impact of foreign exchange rates	(11.4)	—
As reported	$608.6	$661.1

* Columns may not calculate due to rounding.
[1]Other includes telematics, maintenance, food, transportation and payroll card related businesses.
Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our Statement of Income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts and intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including unusual credit losses occurring largely due to COVID-19, the impact of discrete tax items, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets and a business, loss on extinguishment of debt, and legal settlements.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.

We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash stock based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. We also believe that integration and deal related costs and one-time nonrecurring expenses, gains, losses, and impairment charges do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these non-tax items. Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flows from operations, as determined by U.S. generally accepted accounting principles, or U.S. GAAP. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. GAAP, and our calculation thereof may not be comparable to that reported by other companies.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable U.S. GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2021	2020
Net income	$184,239	$147,060
Net income per diluted share	$2.15	$1.67
Stock based compensation	17,747	14,175
Amortization of intangible assets, premium on receivables, deferred financing costs and discounts	49,576	50,042
Investment (gain) loss	(9)	2,371
Integration and deal related costs[1]	3,670	3,365
Restructuring and related costs	(577)	—
Legal settlements/litigation	3,670	(5,981)
Write-off of customer receivable[2]	—	90,058
Total pre-tax adjustments	74,077	154,030
Income tax impact of pre-tax adjustments at the effective tax rate	(16,169)	(36,595)
Adjusted net income	$242,148	$264,495
Adjusted net income per diluted share	$2.82	$3.00
Diluted shares	85,764	88,205

[1] Integration and deal related costs represent expenses related to acquisitions incurred in the reporting period.
[2] Represents a bad debt loss in the first quarter of 2020 from a large client in our cross-border payments business entering voluntary bankruptcy due to the impact of the COVID-19 pandemic.
*Columns may not calculate due to rounding.

Special Cautionary Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about FLEETCOR’s beliefs, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should,” the negative of these terms or other comparable terminology.
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021, many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement.

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
•our ability to attract new and retain existing partners, fuel merchants, and lodging providers, their promotion and support of our solutions, and their financial performance;
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
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021.

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
As of March 31, 2021, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FTC Investigation
In October 2017, the Federal Trade Commission (“FTC”) issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR’s response to the FTC’s motion for summary judgment and any cross-motion for summary judgment is due to be filed on May 17, 2021. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement, or the closure of these matters without further action.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. For example, these risks now include risks related to the COVID-19 pandemic and related economic developments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On October 22, 2020, our Board increased the aggregate size of the Program by $1 billion, to $4.1 billion. Since the beginning of the Program through September 30, 2020, 15,257,675 shares have been repurchased for an aggregate purchase price of $3.3 billion, leaving the Company up to $836.3 million available under the Program for future repurchases in shares of its common stock.
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
The following table presents information as of March 31, 2021, with respect to purchase of common stock of the Company made during the three months ended March 31, 2021 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2021 through January 31, 2021	1,143	$267.32	14,618,085	$1,006,332,538
February 1, 2021 through February 28, 2021	513,695	$264.04	15,131,780	$870,696,829
March 1, 2021 through March 31, 2021	125,895	$273.58	15,257,675	$836,254,501

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Amended and Restated Bylaws of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on October 28, 2020)

10.1*	Eighth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 29, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

10.2*	Ninth Amendment to Credit Agreement, dated as of April 30, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 10, 2021.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Charles R. Freund	Chief Financial Officer (Principal Financial Officer)
Charles R. Freund