Form 10-Q
period 2021-06-30
FLEETCOR TECHNOLOGIES INC
filed 2021-08-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2021
Common Stock, $0.001 par value	82,604,105

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Months Ended June 30, 2021

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,301,207	$934,900
Restricted cash	758,096	541,719
Accounts and other receivables (less allowance for credit losses of $92,100 at June 30, 2021 and $86,886 at December 31, 2020)	1,787,155	1,366,775
Securitized accounts receivable—restricted for securitization investors	1,000,000	700,000
Prepaid expenses and other current assets	407,685	412,924
Total current assets	5,254,143	3,956,318
Property and equipment, net	216,681	202,509
Goodwill	5,058,174	4,719,181
Other intangibles, net	2,265,574	2,115,882
Investments	11,857	7,480
Other assets	220,454	193,209
Total assets	$13,026,883	$11,194,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,578,266	$1,054,478
Accrued expenses	290,120	282,681
Customer deposits	1,570,190	1,175,322
Securitization facility	1,000,000	700,000
Current portion of notes payable and lines of credit	346,080	505,697
Other current liabilities	195,762	250,133
Total current liabilities	4,980,418	3,968,311
Notes payable and other obligations, less current portion	3,732,701	3,126,926
Deferred income taxes	565,856	498,154
Other noncurrent liabilities	259,061	245,777
Total noncurrent liabilities	4,557,618	3,870,857
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 126,944,155 shares issued and 82,595,087 shares outstanding at June 30, 2021; and 126,448,078 shares issued and 83,666,163 shares outstanding at December 31, 2020	127	126
Additional paid-in capital	2,821,453	2,749,900
Retained earnings	5,797,431	5,416,945
Accumulated other comprehensive loss	(1,265,177)	(1,363,158)
Less treasury stock, 44,349,068 shares at June 30, 2021 and 42,781,915 shares at December 31, 2020	(3,864,987)	(3,448,402)
Total stockholders’ equity	3,488,847	3,355,411
Total liabilities and stockholders’ equity	$13,026,883	$11,194,579

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$667,381	$525,146	$1,276,004	$1,186,239
Expenses:
Processing	122,294	121,290	238,722	354,993
Selling	63,225	42,374	115,307	98,233
General and administrative	115,008	86,739	223,370	192,849
Depreciation and amortization	69,218	62,162	134,947	126,638
Other operating, net	24	(230)	81	(268)
Operating income	297,612	212,811	563,577	413,794
Investment gain	—	(33,709)	(9)	(31,338)
Other expense (income), net	408	2,480	2,151	(6,886)
Interest expense, net	34,685	32,412	63,236	68,091
Total other expense	35,093	1,183	65,378	29,867
Income before income taxes	262,519	211,628	498,199	383,927
Provision for income taxes	66,272	53,140	117,713	78,379
Net income	$196,247	$158,488	$380,486	$305,548
Basic earnings per share	$2.36	$1.89	$4.57	$3.62
Diluted earnings per share	$2.30	$1.83	$4.45	$3.50
Weighted average shares outstanding:
Basic shares	83,141	83,895	83,307	84,399
Diluted shares	85,295	86,570	85,528	87,380

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$196,247	$158,488	$380,486	$305,548
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	206,805	8,257	77,648	(566,861)
Net change in derivative contracts, net of tax	9,037	1,892	20,333	(42,649)
Total other comprehensive income (loss)	215,842	10,149	97,981	(609,510)
Total comprehensive income (loss)	$412,089	$168,637	$478,467	$(303,962)
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411
Net income	—	—	184,239	—	—	184,239
Other comprehensive loss, net of tax	—	—	—	(117,861)	—	(117,861)
Acquisition of common stock	—	—	—	—	(170,382)	(170,382)
Share-based compensation	—	17,747	—	—	—	17,747
Issuance of common stock	1	27,344	—	—	—	27,345
Balance at March 31, 2021	127	2,794,991	5,601,184	(1,481,019)	(3,618,784)	3,296,499
Net income	—	—	196,247	—	—	196,247
Other comprehensive income, net of tax	—	—	—	215,842	—	215,842
Acquisition of common stock	—	—	—	—	(246,203)	(246,203)
Share-based compensation	—	17,885	—	—	—	17,885
Issuance of common stock		8,577	—	—	—	8,577
Balance at June 30, 2021	$127	$2,821,453	$5,797,431	$(1,265,177)	$(3,864,987)	$3,488,847

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616
Net income	—	—	147,060	—	—	147,060
Other comprehensive loss, net of tax	—	—	—	(619,659)	—	(619,659)
Acquisition of common stock	—	75,000	—	—	(605,237)	(530,237)
Share-based compensation	—	14,175	—	—	—	14,175
Issuance of common stock	1	73,273	—	—	—	73,274
Balance at March 31, 2020	125	2,657,169	4,859,789	(1,592,124)	(3,128,730)	2,796,229
Net income	—	—	158,488	—	—	158,488
Other comprehensive income, net of tax	—	—	—	10,149	—	10,149
Acquisition of common stock	—	—	—	—	(32,230)	(32,230)
Share-based compensation	—	8,989	—	—	—	8,989
Issuance of common stock	1	24,808	—	—	—	24,809
Balance at June 30, 2020	$126	$2,690,966	$5,018,277	$(1,581,975)	$(3,160,960)	$2,966,434

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$380,486	$305,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,094	31,607
Stock-based compensation	35,632	23,164
Provision for credit losses on accounts and other receivables	8,521	139,000
Amortization of deferred financing costs and discounts	3,248	2,886
Amortization of intangible assets and premium on receivables	98,853	95,031
Loss on extinguishment of debt	6,230	—
Deferred income taxes	12,897	(8,730)
Investment gain	(9)	(31,338)
Other	81	(268)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(706,574)	359,685
Prepaid expenses and other current assets	115,239	46,216
Other assets	20,715	828
Accounts payable, accrued expenses and customer deposits	345,029	(161,461)
Net cash provided by operating activities	356,442	802,168
Investing activities
Acquisitions, net of cash acquired	(114,994)	(492)
Purchases of property and equipment	(45,765)	(36,870)
Other	(2,281)	—
Net cash used in investing activities	(163,040)	(37,362)
Financing activities
Proceeds from issuance of common stock	35,921	92,977
Repurchase of common stock	(416,585)	(557,361)
Borrowings (payments) on securitization facility, net	300,000	(316,973)
Deferred financing costs and debt discount	(21,039)	(974)
Proceeds from notes payable	1,150,000	—
Principal payments on notes payable	(419,250)	(92,910)
Borrowings from revolver	405,000	573,500
Payments on revolver	(623,851)	(726,644)
Payments on swing line of credit, net	(51,157)	(3,879)
Other	(366)	(169)
Net cash provided by (used in) financing activities	358,673	(1,032,433)
Effect of foreign currency exchange rates on cash	30,609	(216,264)
Net increase (decrease) in cash and cash equivalents and restricted cash	582,684	(483,891)
Cash and cash equivalents and restricted cash, beginning of period	1,476,619	1,675,237
Cash and cash equivalents and restricted cash, end of period	$2,059,303	$1,191,346
Supplemental cash flow information
Cash paid for interest	$54,818	$68,454
Cash paid for income taxes	$113,969	$56,790

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2021
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2021 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains (losses), which are recorded within other expense (income), net in the Unaudited Consolidated Statements of Income for the three and six months ended June 30 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange (losses)	$(0.6)	$(2.4)	$(1.7)	$(0.5)
The Company recorded foreign currency gains on long-term intra-entity transactions included as a component of foreign currency translation losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency gains on long-term intra-entity transactions	$92.2	$21.4	$25.8	$185.5
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
Financial Instruments - Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with ASC 326. The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors.
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Corporate Payments, Fuel, Lodging, Tolls, as well as Gift (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment solutions. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 75% of total consolidated revenues, net, for both the three and six months ended June 30, 2021. The Company accounts for revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company also writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivatives accounting (ASC 815, "Derivatives").

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by solution (in millions) for the three and six months ended June 30 was as follows:

Revenues, net by Solution Category*	Three Months Ended June 30,				Six Months Ended June 30,
	2021	%	2020	%	2021	%	2020	%
Fuel	$295.1	44%	$249.8	48%	$557.0	44%	$541.9	46%
Corporate Payments	140.4	21%	92.6	18%	256.8	20%	212.5	18%
Tolls	71.3	11%	64.8	12%	140.3	11%	147.8	12%
Lodging	62.2	9%	40.6	8%	121.3	10%	97.6	8%
Gift	32.3	5%	26.5	5%	75.7	6%	68.9	6%
Other	66.0	10%	50.8	10%	124.9	10%	117.5	10%
Consolidated revenues, net	667.4	100%	525.1	100%	$1,276.0	100%	$1,186.2	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and six months ended June 30 was as follows:

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2021	%	2020	%	2021	%	2020	%
United States	$412.7	62%	$334.9	64%	$783.3	61%	$732.8	62%
Brazil	85.7	13%	75.1	14%	167.6	13%	174.1	15%
United Kingdom	83.6	13%	49.0	9%	159.2	12%	122.6	10%
Other	85.4	13%	66.1	13%	166.0	13%	156.7	13%
Consolidated revenues, net	$667.4	100%	$525.1	100%	$1,276.0	100%	$1,186.2	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $66.3 million and $73.0 million as of June 30, 2021 and December 31, 2020, respectively. We expect to recognize approximately $41.4 million of these amounts in revenues within 12 months and the remaining $24.9 million over the next five years as of June 30, 2021. Revenue recognized in the six months ended June 30, 2021 that was included in the deferred revenue contract liability as of December 31, 2020 was approximately $27.7 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021			December 31, 2020
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$2,330.2	$(2,239.7)	$90.5	$521.5	$(478.2)	$43.3
Liabilities
Accounts Payable	$2,285.0	$(2,239.7)	$45.3	$527.5	$(478.2)	$49.3

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
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Gross domestic accounts receivable	$912,289	$719,675
Gross domestic securitized accounts receivable	1,000,000	700,000
Gross foreign receivables	966,966	733,986
Total gross receivables	2,879,255	2,153,661
Less allowance for credit losses	(92,100)	(86,886)
Net accounts and securitized accounts receivable	$2,787,155	$2,066,775
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
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our foreign currency trading business during the first quarter of 2020. The Company's estimated expected credit losses as of June 30, 2021 included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30 is as follows (in thousands):

	2021	2020
Allowance for credit losses beginning of period	$86,886	$70,890
Provision for credit losses	8,521	139,000
Write-offs	(14,878)	(119,210)
Recoveries[1]	9,956	5,443
Impact of foreign currency[1]	1,615	(7,759)
Allowance for credit losses end of period	$92,100	$88,364
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Repurchase agreements	$428,545	$—	$428,545	$—
Money market	43,739	—	43,739	—
Certificates of deposit	928	—	928	—
Foreign exchange contracts	165,840	—	165,840	—
Total assets	$639,052	$—	$639,052	$—
Cash collateral for foreign exchange contracts	$39,534	$—	$—	$—
Liabilities:
Interest rate swaps	$60,987	$—	$60,987	—
Foreign exchange contracts	115,381	—	115,381	—
Total liabilities	$176,368	$—	$176,368	$—
Cash collateral obligation for foreign exchange contracts	$49,721	$—	$—	$—

December 31, 2020
Assets:
Repurchase agreements	$446,116	$—	$446,116	$—
Money market	48,227	—	48,227	—
Certificates of deposit	188	—	188	—
Foreign exchange contracts	155,846	—	155,846	—
Total assets	$650,377	$—	$650,377	$—
Cash collateral for foreign exchange contracts	$18,229	$—	$—	$—
Liabilities:
Interest rate swaps	$87,873	$—	$87,873	$—
Foreign exchange contracts	140,272	—	140,272	—
Total liabilities	$228,145	$—	$228,145	$—
Cash collateral obligation for foreign exchange contracts	$38,569	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Unaudited Consolidated Balance Sheet at June 30, 2021. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Unaudited Consolidated Balance Sheet at June 30, 2021.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for June 30, 2021 and December 31, 2020.
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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values is $11.9 million at June 30, 2021.
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
4. Stockholders' Equity

The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1 billion, to $5.1 billion, leaving the Company up to $1.6 billion available under the Program for future repurchases in shares of its common stock. Since the beginning of the Program through June 30, 2021, 16,184,095 shares have been repurchased for an aggregate purchase price of $3.5 billion.
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
The table below summarizes the expense related to share-based payments recognized in the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$5,012	$5,755	$9,602	$12,774
Restricted stock	12,873	3,235	26,030	10,390
Stock-based compensation	$17,885	$8,990	$35,632	$23,164
The tax benefits recorded on stock based compensation were $24.5 million and $37.4 million for the six months ended June 30, 2021 and 2020, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2021 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$39,904	2.52
Restricted stock	53,876	2.18
Total	$93,780

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

The following summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2021 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,964	$146.69	3,994	$130.37		$626,107
Granted	162	264.59			$81.04
Exercised	(432)	81.73				75,305
Forfeited	(10)	236.67
Outstanding at June 30, 2021	4,684	$156.56	3,791	$141.34		$465,987
Expected to vest as of June 30, 2021	893	$221.19
The aggregate intrinsic value of stock options exercisable at June 30, 2021 was $434.9 million. The weighted average remaining contractual term of options exercisable at June 30, 2021 was 4.7 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the six months ended June 30, 2021 and 2020:

	June 30,
	2021	2020
Risk-free interest rate	0.34%	0.38%
Dividend yield	—	—
Expected volatility	35.08%	30.88%
Expected life (in years)	3.8	3.9
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
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2021 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	174	$265.29
Granted	210	272.99
Vested	(64)	258.39
Canceled or forfeited	(26)	285.05
Outstanding at June 30, 2021	294	$270.48

6. Acquisitions
2021 Acquisitions
AFEX
On June 1, 2021, the Company completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider for $418.7 million. This includes $210.3 million of cash and cash equivalents and $178.7 million of restricted cash, resulting in a net purchase price of $29.7 million. The purpose of this acquisition is to further expand the Company's cross border payment solutions. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business for which the Company is still completing the valuation. These noncompete agreements were accounted for separately from the business acquisition. Acquisition accounting for AFEX is preliminary as the Company is still completing the valuation for goodwill, intangible assets, derivatives, income taxes, working capital, and evaluation of acquired contingencies.
The following table summarizes the preliminary acquisition accounting for AFEX (in thousands):

Current assets	$116,762
Long term assets	49,131
Goodwill	265,910
Intangibles	184,200
Current liabilities	(490,839)
Noncurrent liabilities	(95,508)
Aggregate purchase price	$29,656
Roger
On January 13, 2021, the Company completed the acquisition of Roger, rebranded CorpayOne, a global accounts payable (AP) cloud software platform for small businesses, for $39.0 million, net of cash acquired. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment. Acquisition accounting for Roger is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and evaluation of acquired contingencies.
The following table summarizes the preliminary acquisition accounting for Roger (in thousands):

Accounts and other receivables	$110
Prepaid expenses and other current assets	37
Other assets	28
Goodwill	34,533
Other intangibles	6,900
Current liabilities	(925)
Deferred income taxes	(1,691)
Aggregate purchase price	$38,992
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Proprietary Technology	10	$5,600
Customer Relationships	9	1,300
		$6,900
Other
During 2021, the Company made investments in other businesses of $4.4 million. The Company financed the investments using a combination of available cash and borrowings under its existing credit facility.

On July 28, 2021, the Company signed a definitive agreement to acquire ALE Solutions, Inc. (ALE), a U.S. based leader in lodging solutions to the insurance industry, for approximately $400 million. The transaction is expected to close during the third quarter of 2021, subject to regulatory approval and closing conditions.
2020 Acquisitions
On August 10, 2020, the Company completed the acquisition of a business in the lodging space in the U.S. The results from the acquisition are reported in the North America segment. On November 30, 2020, the Company completed the acquisition of a fuel card provider in New Zealand. The results from the acquisition are reported in the International segment. The aggregate purchase price of these acquisitions was approximately $78.4 million, net of cash acquired. The Company financed these acquisitions using a combination of available cash and borrowings under its existing credit facility. The Company signed noncompete agreements with certain parties affiliated with the lodging business with an estimated fair value of $3.8 million. These noncompete agreements were accounted for separately from the business acquisitions.
The following table summarizes the preliminary acquisition accounting (in thousands):

Accounts and other receivables	$5,487
Prepaid expenses and other current assets	930
Property and equipment	3,178
Other assets	1,049
Goodwill	27,526
Other intangibles	42,144
Current liabilities	(1,147)
Deferred income taxes	(782)
Aggregate purchase price	$78,385
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	5	$2,161
Licensed Software and Technology	10	4,400
Proprietary Technology	5	8,400
Supplier Network	10	783
Customer Relationships	16	26,400
		$42,144
The accounting for these acquisitions is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments.

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2020	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2021
Segment
North America	$3,400,772	$300,098	$230	$11,003	$3,712,103
Brazil	585,861	—	—	26,203	612,064
International	732,548	—	(1,294)	2,753	734,007
	$4,719,181	$300,098	$(1,064)	$39,959	$5,058,174

As of June 30, 2021 and December 31, 2020, other intangibles consisted of the following (in thousands):

		June 30, 2021			December 31, 2020
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.2	$2,770,777	$(1,103,630)	$1,667,147	$2,671,104	$(1,105,702)	$1,565,402
Trade names and trademarks—indefinite lived	N/A	462,153	—	462,153	475,376	—	475,376
Trade names and trademarks—other	6.4	12,202	(3,670)	8,532	7,041	(3,431)	3,610
Software	5.6	267,255	(191,874)	75,381	248,686	(194,187)	54,499
Non-compete agreements	2.6	99,059	(46,698)	52,361	65,804	(48,809)	16,995
Total other intangibles		$3,611,446	$(1,345,872)	$2,265,574	$3,468,011	$(1,352,129)	$2,115,882
Changes in foreign exchange rates resulted in a $10.7 million increase to the net carrying values of other intangibles in the six months ended June 30, 2021. Amortization expense related to intangible assets for the six months ended June 30, 2021 and 2020 was $97.3 million and $92.8 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term loans, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2021	December 31, 2020
Term Loan A note payable (a), net of discounts	$2,842,618	$2,922,042
Term Loan B note payable (a), net of discounts	1,136,283	337,347
Revolving line of credit A Facility (a)	75,000	280,000
Revolving line of credit B Facility (a)	—	13,650
Revolving line of credit B Facility —foreign swing line (a)	—	50,028
Other obligations (c)	24,880	29,556
Total notes payable and other obligations	$4,078,781	$3,632,623
Securitization Facility (b)	1,000,000	700,000
Total notes payable, credit agreements and Securitization Facility	$5,078,781	$4,332,623
Current portion	$1,346,080	$1,205,697
Long-term portion	3,732,701	3,126,926
Total notes payable, credit agreements and Securitization Facility	$5,078,781	$4,332,623
 ______________________
(a)The Company has a Credit Agreement that provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $1.150 billion as of June 30, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving facilities is December 19, 2023. On April 30, 2021, the Company entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.15 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. The Eurocurrency rate has a 0% floor. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility. At June 30, 2021, the interest rate on the term loan A was 1.60%, the interest rate on the term loan B was 1.85%, and the interest rate on the revolving A facility was 1.60%. The unused credit facility fee was 0.30% at June 30, 2021.
(b)The Company is party to a $1.0 billion Securitization Facility. On April 24, 2020, the Company reduced the Securitization Facility commitment from $1.2 billion to $1.0 billion. There is a program fee equal to one month LIBOR plus 1.00% or the Commercial Paper Rate plus 0.90% as of June 30, 2021, and one month LIBOR plus 1.25% or the Commercial Paper Rate plus 1.15% as of December 31, 2020. There is a LIBOR floor of 0% as of June 30, 2021 and a LIBOR floor of 0.38% as of December 31, 2020. The program fee was 0.98% plus 0.11% as of June 30, 2021 and 1.23% plus 0.34% as of December 31, 2020. The unused facility fee is payable at a rate of 0.40% per annum as of June 30, 2021 and December 31, 2020. We have unamortized debt issuance costs of $2.6 million and $1.4 million related to the Securitization Facility as of June 30, 2021 and December 31, 2020, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheets. On March 29, 2021, the Company entered into the eighth amendment to the Securitization Facility. The amendment included a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. The maturity date for the Company's Securitization Facility is March 29, 2024.
(c)Other obligations includes the long-term portion of deferred payments associated with business acquisitions and deferred revenue.
The Company was in compliance with all financial and non-financial covenants at June 30, 2021. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Note 13 for further details.

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
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2021 and 2020 to income before income taxes for the three months ended June 30, 2021 and 2020 due to the following (in thousands):

	2021		2020
Computed “expected” tax expense	$55,129	21.0%	$44,443	21.0%
Changes resulting from:
Foreign income tax differential	(3,899)	(1.5)%	(4,155)	(2.0)%
Excess tax benefit related to stock-based compensation	(6,059)	(2.3)%	(12,720)	(6.0)%
State taxes net of federal benefits	2,949	1.1%	3,902	1.8%
Change in UK statutory rate	6,470	2.5%	—	—%
Foreign withholding	(316)	(0.1)%	3,515	1.7%
GILTI, net of foreign tax credits	2,899	1.1%	2,402	1.1%
Foreign sourced non taxable income	50	—%	13	—%
Change in taxes for federal uncertain tax positions	4,800	1.8%	12,261	5.8%
Other	4,249	1.6%	3,479	1.7%
Provision for income taxes	$66,272	25.2%	$53,140	25.1%
10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$196,247	$158,488	$380,486	$305,548
Denominator for basic earnings per share	83,141	83,895	83,307	84,399
Dilutive securities	2,154	2,675	2,221	2,981
Denominator for diluted earnings per share	85,295	86,570	85,528	87,380
Basic earnings per share	$2.36	$1.89	$4.57	$3.62
Diluted earnings per share	$2.30	$1.83	$4.45	$3.50
Diluted earnings per share for both the three months ended June 30, 2021 and 2020 excludes the effect of 0.1 million and 0.3 million, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.2 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for both the three month periods ended June 30, 2021 and 2020, respectively.

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

The Company’s segment results are as follows for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021[1]	2020	2021[1]	2020
Revenues, net:
North America	$443,426	$357,430	$845,632	$792,122
Brazil	85,670	75,148	167,593	174,126
International	138,285	92,568	262,779	219,991
	$667,381	$525,146	$1,276,004	$1,186,239
Operating income:
North America	$178,652	$133,151	$341,228	$218,891
Brazil	33,331	29,420	65,556	68,862
International	85,629	50,240	156,793	126,041
	$297,612	$212,811	$563,577	$413,794
Depreciation and amortization:
North America	$43,882	$38,548	$84,415	$76,524
Brazil	12,894	12,169	25,181	26,758
International	12,442	11,445	25,351	23,356
	$69,218	$62,162	$134,947	$126,638
Capital expenditures:
North America	$15,325	$12,279	$26,855	$23,543
Brazil	5,775	3,477	9,126	6,808
International	5,138	2,857	9,784	6,519
	$26,238	$18,613	$45,765	$36,870
1Results from the 2021 acquisitions of Roger and AFEX are reported in our North America segment.
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

On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of June 30, 2021 and December 31, 2020 (in millions) is presented in the table below.

	Notional
	June 30, 2021	December 31, 2020
Foreign exchange contracts:
Swaps	$1,660.3	$684.5
Futures, forwards and spot	7,355.5	5,467.8
Written options	8,954.8	5,578.1
Purchased options	8,399.2	5,195.0
Total	$26,369.8	$16,925.4

The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.

The following table summarizes the fair value of foreign currency derivatives reported in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$319.1	$268.7	$165.8	$115.4
Cash collateral	39.5	49.7	39.5	49.7
Total net of cash collateral	$279.6	$219.0	$126.3	$65.7

	December 31, 2020
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$326.1	$310.5	$155.8	$140.3
Cash collateral	18.2	38.6	18.2	38.6
Total net of cash collateral	$307.9	$271.9	$137.6	$101.7
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain MTM thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The table below presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2021 and December 31, 2020 (in millions).

		June 30, 2021	December 31, 2020
	Balance Sheet Classification	Fair Value

Derivative Asset	Other current assets	$133.4	$139.3
Derivative Asset	Other noncurrent assets	$32.4	$16.6
Derivative Liability	Other current liabilities	$84.2	$127.7
Derivative Liability	Other noncurrent liabilities	$31.2	$12.5
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of June 30, 2021, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2021 and December 31, 2020 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		June 30, 2021	December 31, 2020
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other current liabilities	$39.0	$49.3
Swap contracts	Other noncurrent liabilities	$22.0	$38.6

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statements of Income and Other Comprehensive Income (Loss) for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives, net of tax of $(6.6) million and $28.2 million for 2021 and 2020, respectively	$20.3	$(42.6)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	24.5	14.7

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $39.1 million at June 30, 2021.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	June 30, 2021
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2021	$(1,296,962)	$(66,196)	$(1,363,158)
Other comprehensive income before reclassifications	77,648	2,345	79,993
Amounts reclassified from AOCI	—	24,542	24,542
Tax effect	—	(6,554)	(6,554)
Other comprehensive income	77,648	20,333	97,981
Balance at June 30, 2021	$(1,219,314)	$(45,863)	$(1,265,177)

	June 30, 2020
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(929,713)	$(42,752)	$(972,465)
Other comprehensive loss before reclassifications	(566,861)	(85,554)	(652,415)
Amounts reclassified from AOCI	—	14,729	14,729
Tax effect	—	28,176	28,176
Other comprehensive loss	(566,861)	(42,649)	(609,510)
Balance at June 30, 2020	$(1,496,574)	$(85,401)	$(1,581,975)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following discussion and analysis of our financial condition and results of operations generally discusses the second quarter and the first half of 2021 and 2020, with period-over-period comparisons between these periods. A detailed discussion of 2020 items and period-over-period comparisons between the second quarter and first half of 2020 and 2019 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (including variants thereof, "COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have created adverse impacts on the U.S. and global economies and it is unclear whether or how long the pandemic and related economic impacts will continue, whether as a result of new strains of the virus, as a result of vaccine efficacy of distribution rates, or otherwise. The COVID-19 pandemic has had, and could continue to have, an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, travel and logistics restrictions and general decreases in the level of consumer confidence and business activity.
The COVID-19 pandemic continues to impact various aspects of the world economy and our customers. The extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity through the remainder of 2021 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and the geographies most affected; vaccine availability globally, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated; our response to the continued impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; and actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides. While we believe the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we expect continued improvement throughout the year as economic activity recovers.
Performance
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2021	2020	2021	2020
Revenues, net	$667.4	$525.1	$1,276.0	$1,186.2
Net income	$196.2	$158.5	$380.5	$305.5
Net income per diluted share	$2.30	$1.83	$4.45	$3.50

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2021	2020	2021	2020
Adjusted net income	$268.4	$197.4	$510.6	$461.9
Adjusted net income per diluted share	$3.15	$2.28	$5.97	$5.29
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 100 countries around the world today, although we operate primarily in 3 geographies, with 87% of our business in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.
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

Revenues, net, by Segment. For the three and six months ended June 30, 2021 and 2020, our segments generated the following revenue (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$443.4	66.4%	$357.4	68.1%	$845.6	66.3%	$792.1	66.8%
Brazil	85.7	12.8%	75.1	14.3%	167.6	13.1%	174.1	14.7%
International	138.3	20.7%	$92.6	17.6%	262.8	20.6%	220.0	18.5%
	$667.4	100%	$525.1	100%	$1,276.0	100.0%	$1,186.2	100.0%
*Columns may not calculate due to rounding.

Revenues, net by Geography and Solution. Revenue by geography and solution category for the three and six months ended June 30, 2021 and 2020 (in millions), was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues, net by Geography*	2021		2020		2021		2020
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$412.7	62%	$334.9	64%	$783.3	61%	$732.8	62%
Brazil	$85.7	13%	$75.1	14%	$167.6	13%	$174.1	15%
United Kingdom	$83.6	13%	$49.0	9%	$159.2	12%	$122.6	10%
Other	$85.4	13%	$66.1	13%	$166.0	13%	$156.7	13%
Consolidated revenues, net	$667.4	100%	$525.1	100%	$1,276.0	100%	$1,186.2	100%
*Columns may not calculate due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues, net by Solution Category*	2021		2020		2021		2020
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$295.1	44%	$249.8	48%	$557.0	44%	$541.9	46%
Corporate Payments	140.4	21%	92.6	18%	256.8	20%	212.5	18%
Tolls	71.3	11%	64.8	12%	140.3	11%	147.8	12%
Lodging	62.2	9%	40.6	8%	121.3	10%	97.6	8%
Gift	32.3	5%	26.5	5%	75.7	6%	68.9	6%
Other	66.0	10%	50.8	10%	124.9	10%	117.5	10%
Consolidated revenues, net	667.4	100%	525.1	100%	$1,276.0	100%	$1,186.2	100%

*Columns may not calculate due to rounding.

The following table presents revenue per key performance metric by solution for the three months ended June 30, 2021 and 2020 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2021	2020	Change	% Change	2021	2020	Change	% Change
FUEL
'- Revenues, net	$295.1	$249.8	$45.3	18%	$298.1	$250.1	$48.0	19%
'- Transactions	118.3	99.7	18.6	19%	118.3	99.8	18.4	18%
'- Revenues, net per transaction	$2.50	$2.51	$(0.01)	—%	$2.52	$2.51	$0.02	1%
CORPORATE PAYMENTS
'- Revenues, net	$140.4	$92.6	$47.8	52%	$135.8	$102.7	$33.1	32%
'- Spend volume	$22,862	$13,672	$9,190	67%	$22,859	$17,583	$5,276	30%
'- Revenue, net per spend $	0.61%	0.68%	(0.06)%	(9)%	0.59%	0.58%	0.01%	2%
TOLLS
'- Revenues, net	$71.3	$64.8	$6.5	10%	$70.5	$64.8	$5.6	9%
'- Tags (average monthly)	5.8	5.3	0.5	10%	5.8	5.3	0.5	10%
'- Revenues, net per tag	$12.21	$12.19	$0.02	—%	$12.06	$12.19	$(0.13)	(1)%
LODGING
'- Revenues, net	$62.2	$40.6	$21.6	53%	$62.2	$44.8	$17.4	39%
'- Room nights	6.6	4.6	2.0	44%	6.6	5.0	1.6	32%
'- Revenues, net per room night	$9.41	$8.82	$0.58	7%	$9.40	$8.96	$0.44	5%
GIFT
'- Revenues, net	$32.3	$26.5	$5.8	22%	$32.3	$26.5	$5.8	22%
'- Transactions	259.4	188.2	71.1	38%	259.4	188.2	71.1	38%
'- Revenues, net per transaction	$0.12	$0.14	$(0.02)	(12)%	$0.12	$0.14	$(0.02)	(12)%
OTHER[1]
'- Revenues, net	$66.0	$50.8	$15.2	30%	$63.5	$50.8	$12.7	25%
'- Transactions	9.3	9.0	0.3	3%	9.3	9.0	0.3	3%
'- Revenues, net per transaction	$7.13	$5.65	$1.48	26%	$6.86	$5.65	$1.21	21%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$667.4	$525.1	$142.2	27%	$662.3	$539.8	$122.5	23%

[1] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by solution and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP.

* Columns may not calculate due to rounding.
Revenue per relevant key performance indicator ("KPI"), which may include transaction, spend volume, monthly tags, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment solution utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices, and fuel price spreads. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.

Sources of Expenses
We incur expenses in the following categories:
•Processing—Our processing expenses consist of expenses related to processing transactions, servicing our customers and merchants, credit losses and cost of goods sold related to our hardware sales in certain businesses.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 61% and 62% of our revenue in the six months ended June 30, 2021 and 2020, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 13% and 11% of revenues, net were directly impacted by changes in fuel price in the three months ended June 30, 2021 and 2020, respectively.

We believe approximately 12% and 11% of revenues, net were directly impacted by changes in fuel price in the six months ended June 30, 2021 and 2020, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We believe approximately 6% and 11% of revenues, net were directly impacted by fuel price spreads in the three months ended June 30, 2021 and 2020, respectively. We believe approximately 5% and 9% of revenues, net were directly impacted by fuel price spreads in the six months ended June 30, 2021 and 2020, respectively.
•Acquisitions—Since 2002, we have completed over 85 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.
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

Acquisitions and Investments
2021
•On July 28, 2021, we signed a definitive agreement to acquire ALE Solutions, Inc. (ALE), a U.S. based leader in lodging solutions to the insurance industry, for approximately $400 million. The transaction is expected to close during the third quarter of 2021, subject to regulatory approval and closing conditions.
•On June 1, 2021, we completed the acquisition of AFEX, a U.S. based, cross-border payment solutions provider for approximately $419 million.
•On January 13, 2021, we completed the acquisition of Roger, which has been rebranded as CorpayOne, a global accounts payable (AP) cloud software platform for small businesses, for approximately $39 million. This acquisition is not expected to be material to the financial results of the Company.
2020
•On November 30, 2020, we completed the acquisition of a fuel card provider in New Zealand for an immaterial amount.
•On August 10, 2020, we completed the acquisition of a business in the lodging space in the U.S. for an immaterial amount.
Results from our 2021 and 2020 AFEX, Roger and lodging acquisitions are reported in our North America segment from the dates of acquisition. Results from our 2020 New Zealand acquisition are reported in our International segment from the date of acquisition.

Results of Operations
Three months ended June 30, 2021 compared to the three months ended June 30, 2020
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the three months ended June 30, 2021 and 2020 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2021	% of Total Revenues, net	Three Months Ended June 30, 2020	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$443.4	66.4%	$357.4	68.1%	$86.0	24.1%
Brazil	85.7	12.8%	75.1	14.3%	10.5	14.0%
International	138.3	20.7%	92.6	17.6%	45.7	49.4%
Total revenues, net	667.4	100.0%	525.1	100.0%	142.2	27.1%
Consolidated operating expenses:
Processing	122.3	18.3%	121.3	23.1%	1.0	0.8%
Selling	63.2	9.5%	42.4	8.1%	20.9	49.2%
General and administrative	115.0	17.2%	86.7	16.5%	28.3	32.6%
Depreciation and amortization	69.2	10.4%	62.2	11.8%	7.1	11.4%
Other operating, net	—	—%	(0.2)	—%	(0.3)	NM
Operating income	297.6	44.6%	212.8	40.5%	84.8	39.8%
Investment gain	—	—%	(33.7)	(6.4)%	33.7	NM
Other expense, net	0.4	0.1%	2.5	0.5%	(2.1)	(83.5)%
Interest expense, net	34.7	5.2%	32.4	6.2%	2.3	7.0%
Provision for income taxes	66.3	9.9%	53.1	10.1%	13.1	24.7%
Net income	$196.2	29.4%	$158.5	30.2%	$37.8	23.8%
Operating income for segments:
North America	$178.7		$133.2		$45.5	34.2%
Brazil	33.3		29.4		3.9	13.3%
International	85.6		50.2		35.4	70.4%
Operating income	$297.6		$212.8		$84.8	39.8%
Operating margin for segments:
North America	40.3%		37.3%		3.0%
Brazil	38.9%		39.1%		(0.2)%
International	61.9%		54.3%		7.6%
Consolidated	44.6%		40.5%		4.1%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Consolidated revenues were $667.4 million in the three months ended June 30, 2021, an increase of $142.2 million or 27.1%, from $525.1 million in the three months ended June 30, 2020. Organically, consolidated revenues increased by approximately 23%. Consolidated revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $15 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the three months ended June 30, 2021 over the comparable period in 2020 of approximately $5 million, driven primarily by favorable changes in foreign exchange rates of approximately $19 million mostly in our U.K., Canada and Brazil businesses and the favorable impact of fuel prices of approximately $16 million. These increases were partially offset by unfavorable fuel price spreads of approximately $30 million.

North America segment revenues, net
North America segment revenues were $443.4 million in the three months ended June 30, 2021, an increase of $86.0 million or 24.1%, from $357.4 million in the three months ended June 30, 2020. Organically, North America segment revenues increased by approximately 22%. North America revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase in North America revenues was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $14 million, partially offset by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenues in the three months ended June 30, 2021 over the comparable period in 2020 of approximately $11 million, driven primarily by unfavorable fuel price spreads of approximately $30 million. This decrease was partially offset by favorable changes in foreign exchange rates of approximately $5 million in our cross-border business and the favorable impact of fuel prices of approximately $14 million.

Brazil segment revenues, net
Brazil segment revenues were $85.7 million in the three months ended June 30, 2021, an increase of $10.5 million or 14.0%, from $75.1 million in three months ended June 30, 2020. Organically, Brazil segment revenues increased by approximately 13%. Brazil revenues and organic growth increased primarily due to increases in toll tags sold as the business recovered from the effects of the COVID-19 pandemic. The increase in Brazil revenues was also due to the slightly favorable impact of foreign exchange rates of approximately $1 million for the three months ended June 30, 2021 over the comparable period in 2020.

International segment revenues, net
International segment revenues were $138.3 million in the three months ended June 30, 2021, an increase of $45.7 million or 49.4%, from $92.6 million in the three months ended June 30, 2020. Organically, International segment revenues increased by approximately 33%. International revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenues in the three months ended June 30, 2021 over the comparable period in 2020 of approximately $15 million, driven primarily by favorable foreign exchange rates of approximately $13 million primarily in our U.K. business and the favorable impact of fuel prices of approximately $2 million.
Consolidated operating expenses
Processing. Processing expenses were $122.3 million in the three months ended June 30, 2021, an increase of $1.0 million or 0.8%, from $121.3 million in the comparable prior period. Increases were primarily due to expenses related to higher volumes processed of approximately $14 million, expenses related to acquisitions completed in 2020 and 2021 of approximately $6 million, and the unfavorable impact of changes in foreign exchange rates of approximately $2 million. These increases were partially offset by a decrease in bad debt expense of $15 million.
Selling. Selling expenses were $63.2 million in the three months ended June 30, 2021, an increase of $20.9 million or 49.2%, from $42.4 million in the comparable prior period. Increases in selling expenses were primarily due to higher commissions and other variable costs due to increased sales volumes in the second quarter of 2021, expenses related to acquisitions completed in 2020 and 2021 of approximately $7 million and the unfavorable impact of fluctuations in foreign exchange rates of approximately $2 million.
General and administrative. General and administrative expenses were $115.0 million in the three months ended June 30, 2021, an increase of $28.3 million or 32.6% from $86.7 million in the comparable prior period. Increases in general and administrative expenses were primarily due to increased stock based compensation expense of $8 million, the impact of acquisitions completed in 2020 and 2021 of approximately $7 million, increased professional fees of $3 million and the unfavorable impact of fluctuations in foreign exchange rates of approximately $2 million.

Depreciation and amortization. Depreciation and amortization expenses were $69.2 million in the three months ended June 30, 2021, an increase of $7.1 million or 11.4%, from $62.2 million in the comparable prior period. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2020 and 2021 of approximately $5 million and the unfavorable impact of fluctuations in foreign exchange rates of approximately $2 million.

Investment gain. Investment gain of $33.7 million in the three months ended June 30, 2020 relates to market value gains on our investment in bill.com during the second quarter of 2020, which we sold during the third quarter of 2020.

Interest expense, net. Interest expense, net was $34.7 million in the three months ended June 30, 2021, an increase of $2.3 million or 7.0%, from $32.4 million in the comparable prior period. The increase in interest expense was primarily due to higher balances on our new term B loan and the impact of additional borrowings on our Securitization Facility, partially offset by lower borrowings on our revolver and lower LIBOR rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended June 30,
(Unaudited)	2021	2020
Term loan A	1.60%	2.01%
Term loan B	1.85%	2.26%
Revolving line of credit A, B & C USD Borrowings	1.61%	2.06%
Revolving line of credit B GBP Borrowings	—%	1.69%
Foreign swing line	1.54%	1.56%
The average unused facility fee for the Credit Facility was 0.30% in the three month period ended June 30, 2021.
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended June 30, 2021, as a result of these swap contracts, we incurred additional interest expense of $12.4 million or 2.45% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes and effective tax rate were $66.3 million and 25.2% in the three months ended June 30, 2021, an increase of $13.1 million, or 24.7% change, from $53.1 million and 25.1% in the three months ended June 30, 2020. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur.
During the three months ended June 30, 2021, we recorded tax expense of $6.5 million as a result of the remeasurement in deferreds due to the increase in the U.K. corporate tax rate from 19% to 25%, effective in 2023. The provision for income taxes in the three months ended June 30, 2020 included a $9.8 million increase in a reserve for uncertain tax positions related to prior years. Excluding these discrete items in each period, our effective tax rate in the second quarter of 2021 would have been 22.8% compared to 20.5% in 2020. The increase in the rate was primarily due to less excess tax benefit on stock option exercises in 2021 over the comparable period in 2020. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings.
We pay taxes in different taxing jurisdictions, including the US, most US states, and many non-US jurisdictions. The tax rates in certain non-US taxing jurisdictions are different than the US tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased to $196.2 million in the three months ended June 30, 2021, an increase of $37.8 million or 23.8%, from $158.5 million in the three months ended June 30, 2020.
Operating income and operating margin
Consolidated operating income. Operating income was $297.6 million in the three months ended June 30, 2021, an increase of $84.8 million or 39.8%, from $212.8 million in the comparable prior period. Our operating margin was 44.6% and 40.5% for the three months ended June 30, 2021 and 2020, respectively. These increases were driven primarily by the increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, favorable movements in the foreign exchange rates of $10 million and favorable impact of fuel prices of $16 million. These increases were partially offset by unfavorable fuel price spreads of approximately $30 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenues, net. Segment operating margin is calculated by dividing segment operating income by segment revenues, net.

North America segment operating income. North America operating income was $178.7 million in the three months ended June 30, 2021, an increase of $45.5 million or 34.2%, from $133.2 million in the comparable prior period. North America operating margin was 40.3% and 37.3% for the three months ended June 30, 2021 and 2020, respectively. These increases were primarily driven by increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the favorable impact of fuel prices of $14 million and favorable movements in the foreign exchange rates of $2 million. These increases were partially offset by unfavorable fuel price spreads of approximately $30 million.

Brazil segment operating income. Brazil operating income was $33.3 million in the three months ended June 30, 2021, an increase of $3.9 million or 13.3%, from $29.4 million in the comparable prior period. Brazil operating margin was 38.9% and 39.1% for the three months ended June 30, 2021 and 2020, respectively. The increase in operating income was primarily driven by increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth.
International segment operating income. International operating income was $85.6 million in the three months ended June 30, 2021, an increase of $35.4 million or 70.4%, from $50.2 million in the comparable prior period. International operating margin was 61.9% and 54.3% for the three months ended June 30, 2021 and 2020, respectively. These increases were driven primarily by increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, favorable movements in the foreign exchange rates of $8 million and favorable impact of fuel prices of $2 million.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the six months ended June 30, 2021 and 2020 (in millions, except percentages)*.

(Unaudited)	Six Months Ended June 30, 2021	% of Total Revenues, net	Six Months Ended June 30, 2020	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$845.6	66.3%	$792.1	66.8%	$53.5	6.8%
Brazil	167.6	13.1%	174.1	14.7%	(6.5)	(3.8)%
International	262.8	20.6%	220.0	18.5%	42.8	19.4%
Total revenues, net	1,276.0	100.0%	1,186.2	100.0%	89.8	7.6%
Consolidated operating expenses:
Processing	238.7	18.7%	355.0	29.9%	(116.3)	(32.8)%
Selling	115.3	9.0%	98.2	8.3%	17.1	17.4%
General and administrative	223.4	17.5%	192.8	16.3%	30.5	15.8%
Depreciation and amortization	134.9	10.6%	126.6	10.7%	8.3	6.6%
Other operating, net	81	—%	(0.3)	—%	(0.3)	NM
Operating income	563.6	44.2%	413.8	34.9%	149.8	36.2%
Investment gain	—	—%	(31.3)	(2.6)%	31.3	(100.0)%
Other expense (income), net	2.2	0.2%	(6.9)	(0.6)%	9.0	NM
Interest expense, net	63.2	5.0%	68.1	5.7%	(4.9)	(7.1)%
Provision for income taxes	117.7	9.2%	78.4	6.6%	39.3	50.2%
Net income	$380.5	29.8%	$305.5	25.8%	$74.9	24.5%
Operating income for segments:
North America	$341.2		$218.9		$122.3	55.9%
Brazil	65.6		68.9		(3.3)	(4.8)%
International	156.8		126.0		30.8	24.4%
Operating income	$563.6		$413.8		$149.8	36.2%
Operating margin for segments:
North America	40.4%		27.6%		12.7%
Brazil	39.1%		39.5%		(0.4)%
International	59.7%		57.3%		2.4%
Consolidated	44.2%		34.9%		9.3%

NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Our consolidated revenues were $1,276.0 million, in the six months ended June 30, 2021, an increase of $89.8 million, or 7.6%, from $1,186.2 million in the six months ended June 30, 2020. Organically, consolidated revenues increased by approximately 7%. Consolidated revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $27 million. The increase in consolidated revenues was partially offset by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the six months ended June 30, 2021 over the comparable period in 2020 of approximately $22 million. Unfavorable fuel price spreads had a negative impact on revenues of approximately $46 million. These decreases were partially offset by the favorable impact of fuel prices of approximately $16 million and favorable changes in foreign exchange rates of approximately $7 million.

North America segment revenues, net
North America segment revenues were $845.6 million in the six months ended June 30, 2021, an increase of $53.5 million, or 6.8%, from $792.1 million in the six months ended June 30, 2020. Organically, North America segment revenues increased by approximately 6%. North America revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase in North America revenues was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $26 million, partially offset by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenues in the six months ended June 30, 2021 over the comparable period in 2020 of approximately $24 million, driven primarily by unfavorable fuel price spreads of approximately $46 million. This decrease was partially offset by the favorable impact of fuel prices of approximately $15 million and favorable changes in foreign exchange rates of approximately $7 million in our cross-border business.

Brazil segment revenues, net
Brazil segment revenues were $167.6 million in the six months ended June 30, 2021, a decrease of $6.5 million or 3.8%, from $174.1 million in the six months ended June 30, 2020. Brazil revenues declined primarily due to the unfavorable impact of foreign exchange rates of approximately $18 million for the six months ended June 30, 2021 over the comparable period in 2020. These decreases were partially offset by organic growth in Brazil segment revenues of approximately 7%.

International segment revenues, net
International segment revenues were $262.8 million in the six months ended June 30, 2021, an increase of $42.8 million, or 19.4%, from $220.0 million in the six months ended June 30, 2020. Organically, International segment revenues increased by approximately 10%. International revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenues in the six months ended June 30, 2021 over the comparable period in 2020 of approximately $20 million, driven primarily by favorable changes in foreign exchange rates of approximately $19 million driven primarily by our U.K. business, and the favorable impact of fuel prices of approximately $2 million.
Consolidated operating expenses
Processing. Processing expenses were $238.7 million in the six months ended June 30, 2021, a decrease of $116.3 million, or 32.8%, from $355.0 million in the comparable prior period. Decreases in processing expenses were primarily due to lower bad debt expense of approximately $130 million, which included a write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020. These decreases were partially offset by expenses related to acquisitions completed in 2020 and 2021 of approximately $9 million.
Selling. Selling expenses were $115.3 million in the six months ended June 30, 2021, an increase of $17.1 million, or 17.4%, from $98.2 million in the comparable prior period. Increases in selling expenses were primarily due to higher commissions and other variable costs due to increased sales volumes in during the second quarter of 2021 and expenses related to acquisitions completed in 2020 and 2021 of approximately $8 million.
General and administrative. General and administrative expenses were $223.4 million in the six months ended June 30, 2021, an increase of $30.5 million, or 15.8% from $192.8 million in the comparable prior period. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2020 and 2021 of approximately $9 million, increased stock based compensation expense of $10 million and increased professional fees of $7 million.

Depreciation and amortization. Depreciation and amortization expenses were $134.9 million in the six months ended June 30, 2021, an increase of $8.3 million, or 6.6% from $126.6 million in the comparable prior period. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2020 and 2021 of approximately $7 million.

Investment gain. Investment gain of $31.3 million in the six months ended June 30, 2020 relates to market value gains on our investment in bill.com during the second quarter of 2020, which we sold during the third quarter of 2020.

Other expense (income), net. Other expense, net was $2.2 million in the six months ended June 30, 2021, compared to other income, net of $6.9 million in the six months ended June 30, 2020. Other income in the six months ended June 30, 2020 includes a $7 million favorable purchase price settlement from our Cambridge acquisition.

Interest expense, net. Interest expense, net was $63.2 million in the six months ended June 30, 2021, a decrease of $4.9 million, or 7.1%, from $68.1 million in the comparable prior period. The decrease in interest expense is primarily due to decreases in LIBOR and lower revolver borrowings, partially offset by the impact of higher balances on our new term B loan. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Six Months Ended June 30,
(Unaudited)	2021	2020
Term loan A	1.62%	2.51%
Term loan B	1.86%	2.84%
Revolving line of credit A, B & C USD Borrowings	1.62%	2.60%
Revolving line of credit B GBP Borrowings	1.52%	1.86%
Foreign swing line	1.54%	1.83%
The average unused facility fee for the Credit Facility was 0.30% in the in the six months ended June 30, 2021.
On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the six months ended June 30, 2021, as a result of these swaps, we incurred additional interest expense of approximately $24.5 million or 2.44% over the average LIBOR rates on $2 billion of borrowings.

Provision for income taxes. The provision for income taxes and effective tax rate was $117.7 million and 23.6% in the six months ended June 30, 2021, an increase of $39.3 million, or 50.2% change, from $78.4 million and 20.4%, respectively, in the comparable prior period. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings. The increase in the effective tax rate was primarily due to less excess tax benefit on stock option exercises in 2021 over the comparable period in 2020.
We pay taxes in different taxing jurisdictions, including the US, most US states, and many non-US jurisdictions. The tax rates in certain non-US taxing jurisdictions are different than the US tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income was $380.5 million in the six months ended June 30, 2021, an increase of $74.9 million, or 24.5% from $305.5 million in the six months ended 2020.
Operating income and operating margin
Consolidated operating income. Operating income was $563.6 million in the six months ended June 30, 2021, an increase of $149.8 million, or 36.2%, from $413.8 million in the comparable prior period. Our operating margin was 44.2% and 34.9% for the six months ended June 30, 2021 and 2020, respectively. These increases were primarily driven by the write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020, increases in volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the impact of favorable fuel prices of approximately $16 million and favorable movements in foreign exchange rates of approximately $6 million These increases were partially offset by the unfavorable impact of fuel spread margins of $46 million.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $341.2 million in the six months ended June 30, 2021, an increase of $122.3 million, or 55.9%, from $218.9 million in the comparable prior period. North America operating margin was 40.4% and 27.6% for the six months ended June 30, 2021 and 2020, respectively. These increases were due primarily to the write-off of a customer receivable in our cross border payments business of approximately $90 million in the first quarter of 2020, increases in volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the impact of favorable fuel prices of approximately $15 million and favorable movements in the foreign exchange rates of $3 million. These increases were partially offset by the unfavorable impact of fuel spread margins of $46 million.

Brazil segment operating income. Brazil operating income was $65.6 million in the six months ended June 30, 2021, a decrease of $3.3 million, or 4.8%, from $68.9 million in the comparable prior period. Brazil operating margin was 39.1% and 39.5% for the six months ended June 30, 2021 and 2020, respectively. These decreases were due primarily to the unfavorable impact of foreign exchange rates of $8 million. The decreases were partially offset by the favorable impact of organic growth in Brazil.

International segment operating income. International operating income was $156.8 million in the six months ended June 30, 2021, an increase of $30.8 million, or 24.4%, from $126.0 million in the comparable prior period. International operating margin was 59.7% and 57.3% for the six months ended June 30, 2021 and 2020, respectively. These increases were primarily due to an increase in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the favorable impact of foreign exchange rates of $11 million and the favorable impact of fuel prices of $2 million.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At June 30, 2021, we had approximately $2.5 billion in total liquidity, consisting of approximately $1.2 billion available under our Credit Facility (defined below) and unrestricted cash of $1.3 billion. Restricted cash represents primarily customer deposits in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card solutions and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2021, we had no additional liquidity under our Securitization Facility.
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

Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2021 and 2020 (in millions).

	Six Months Ended June 30,
(Unaudited)	2021	2020
Net cash provided by operating activities	$356.4	$802.2
Net cash used in investing activities	(163.0)	(37.4)
Net cash provided by (used in) financing activities	358.7	(1,032.4)
Operating activities. Net cash provided by operating activities was $356.4 million in the six months ended June 30, 2021, a decrease from $802.2 million in the comparable prior period. The decrease in operating cash flows was primarily due to unfavorable working capital movements primarily due to the timing of cash receipts and payments in the six months ended June 30, 2021 over the comparable period in 2020.
Investing activities. Net cash used in investing activities was $163.0 million in the six months ended June 30, 2021 compared to $37.4 million in the six months ended June 30, 2020. The increased use of cash was primarily due to the increase in cash paid for acquisitions in the six months ended June 30, 2021 over the comparable period in 2020.
Financing activities. Net cash provided by financing activities was $358.7 million in the six months ended June 30, 2021, compared to net cash used in financing activities of $1,032.4 million in the six months ended June 30, 2020. The increase in net cash provided by financing activities was primarily due to increased net borrowings on our Credit Facility of $711 million, increased net borrowings on our Securitization Facility of $617 million and a decrease in repurchases of our common stock of $141 million in the six months ended June 30, 2021 over the comparable period in 2020.
Capital spending summary
Our capital expenditures were $45.8 million in the six months ended June 30, 2021, an increase of $8.9 million or 24.1%, from $36.9 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $5.625 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $1.150 billion as of June 30, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million with borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, we entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. On August 20, 2020, we determined that, due to a recovery in our business operations and other safeguards being in place, the revolving D facility was no longer necessary and the facility was terminated. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. On April 30, 2021, we entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.150 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.
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
At June 30, 2021, the interest rate on the term loan A was 1.60%, the interest rate on the term loan B was 1.85% and the interest rate on the revolving A facility was 1.60%. The unused credit facility fee was 0.30% at June 30, 2021.

At June 30, 2021, we had $2.8 billion in borrowings outstanding on the term loan A, net of discounts, and $1.1 billion in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $4.1 million related to the revolving facilities as of June 30, 2021 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts of $8.7 million and debt issuance costs $6.3 million related to our term loans at June 30, 2021.
During the six months ended June 30, 2021, we made principal payments of $419 million on the term loans, $624 million on the revolving facilities, and $52 million on the swing line revolving facility.
As of June 30, 2021, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $24.5 million of losses from accumulated other comprehensive income into interest expense during the six months ended June 30, 2021 as a result of these hedging instruments.
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
We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2021.
Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program"), authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1 billion, to $5.1 billion, leaving the Company up to $1.6 billion available under the Program for future repurchases in shares of its common stock. Since the beginning of the Program through June 30, 2021, 16,184,095 shares have been repurchased for an aggregate purchase price of $3.5 billion.
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
Pending Acquisition
On July 28, 2021, we signed a definitive agreement to acquire ALE Solutions, Inc. (ALE), a U.S. based leader in lodging solutions to the insurance industry, for approximately $400 million. The transaction is expected to close during the third quarter of 2021, subject to regulatory approval and closing conditions.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2021, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2020. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by solution to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions):

	Revenues, net		Key Performance Metric
	Three Months Ended June 30,		Three Months Ended June 30,
(Unaudited)	2021*	2020*	2021*	2020*
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$298.1	$250.1	118.3	99.8
Impact of acquisitions/dispositions	—	(0.3)	—	(0.2)
Impact of fuel prices/spread	(13.9)	—	—	—
Impact of foreign exchange rates	10.9	—	—	—
As reported	$295.1	$249.8	118.3	99.7
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$135.8	$102.7	22,859	17,583
Impact of acquisitions/dispositions	—	(10.2)	—	(3,912)
Impact of fuel prices/spread	0.2	—	—	—
Impact of foreign exchange rates	4.4	—	4	—
As reported	$140.4	$92.6	22,862	13,672
TOLLS - TAGS
Pro forma and macro adjusted	$70.5	$64.8	5.8	5.3
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.9	—	—	—
As reported	$71.3	$64.8	5.8	5.3
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$62.2	$44.8	6.6	5.0
Impact of acquisitions/dispositions	—	(4.2)	—	(0.4)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$62.2	$40.6	6.6	4.6
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$32.3	$26.5	259.4	188.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$32.3	$26.5	259.4	188.2
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$63.5	$50.8	9.3	9.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	2.5	—	—	—
As reported	$66.0	$50.8	9.3	9.0

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$662.3	$539.8	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(14.6)
Impact of fuel prices/spread[2]	(13.7)	—
Impact of foreign exchange rates	18.7	—
As reported	$667.4	$525.1

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[2] Revenues reflect an estimated $14 million net negative impact of fuel prices and fuel price spreads, with $16 million positive impact from fuel prices and $30 million negative impact from fuel spread.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our Statement of Income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including unusual credit losses occurring largely, but not necessarily exclusively, due to the COVID-19 pandemic, the impact of discrete tax items, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets/businesses, loss on extinguishment of debt, and legal settlements.

We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by U.S. generally accepted accounting principles, or U.S. GAAP. We believe it is useful to exclude non-cash share-based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses and recoveries (e.g. legal settlements, write-off of customer receivable, etc.), gains and losses on investments, and impairment charges do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these non-tax items.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable U.S. GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2021	2020	2021	2020
Net income	$196,247	$158,488	$380,486	$305,548
Net income per diluted share	$2.30	$1.83	$4.45	$3.50
Stock based compensation	17,885	8,989	35,632	23,164
Amortization[1]	52,525	47,875	102,101	97,917
Investment gain	—	(33,709)	(9)	(31,338)
Loss on extinguishment of debt	6,230	—	6,230	—
Integration and deal related costs	7,823	5,902	11,493	9,267
Restructuring and related (subsidies) costs	(777)	4,727	(1,354)	4,727
Legal settlements/litigation	1,388	944	5,058	(5,037)
Write-off of customer receivable[2]	—	—	—	90,058
Total pre-tax adjustments	85,074	34,727	159,151	188,758
Income taxes[3]	(12,910)	4,211	(29,079)	(32,385)
Adjusted net income	$268,411	$197,425	$510,559	$461,922
Adjusted net income per diluted share	$3.15	$2.28	$5.97	$5.29
Diluted shares	85,295	86,570	85,528	87,380

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Represents a loss in the first quarter of 2020 from a large client in our cross-border payments business entering voluntary bankruptcy due to the impact of the COVID-19 pandemic.
[3] Represents provision for income taxes of pre-tax adjustments. 2021 includes measurement of deferreds due to the increase in UK corporate tax rate from 19% to 25% of $6.5 million. 2020 includes a tax reserve adjustment related to prior year tax positions of $9.8 million.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•regulatory measures, voluntary actions, or changes in consumer preferences, that impact our transaction volume, including social distancing, shelter-in-place, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to contain and mitigate the spread of COVID-19;
•the impact of macroeconomic conditions and whether expected trends, including foreign currency exchange rates, retail fuel prices, fuel price spreads, and fuel transaction patterns, develop as anticipated;
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
As of June 30, 2021, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement, or the closure of these matters without further action.

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
The Company's Board of Directors has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1 billion, to $5.1 billion, leaving the Company up to $1.6 billion available under the Program for future repurchases in shares of its common stock. Since the beginning of the Program through June 30, 2021, 16,184,095 shares have been repurchased for an aggregate purchase price of $3.5 billion.
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
The following table presents information as of June 30, 2021, with respect to purchases of common stock of the Company made during the three months ended June 30, 2021 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2021 through April 30, 2021	10,550	$287.39	15,268,225	$833,222,564
May 1, 2021 through May 31, 2021	—	$—	15,268,225	$833,222,564
June 1, 2021 through June 30, 2021	915,870	$265.51	16,184,095	$590,050,450

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Amended and Restated Bylaws of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on October 28, 2020)

10.1	Eighth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 29, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.2	Ninth Amendment to Credit Agreement, dated as of April 30, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2021.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Charles R. Freund	Chief Financial Officer (Principal Financial Officer)
Charles R. Freund