Form 10-Q
period 2021-09-30
FLEETCOR TECHNOLOGIES INC
filed 2021-11-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Common Stock, $0.001 par value	81,198,597

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Months Ended September 30, 2021

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,271,000	$934,900
Restricted cash	737,937	541,719
Accounts and other receivables (less allowance for credit losses of $90,724 at September 30, 2021 and $86,886 at December 31, 2020)	2,071,523	1,366,775
Securitized accounts receivable—restricted for securitization investors	1,098,000	700,000
Prepaid expenses and other current assets	345,831	412,924
Total current assets	5,524,291	3,956,318
Property and equipment, net	220,643	202,509
Goodwill	5,102,263	4,719,181
Other intangibles, net	2,369,457	2,115,882
Investments	11,857	7,480
Other assets	225,872	193,209
Total assets	$13,454,383	$11,194,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,726,705	$1,054,478
Accrued expenses	327,271	282,681
Customer deposits	1,533,145	1,175,322
Securitization facility	1,098,000	700,000
Current portion of notes payable and lines of credit	803,397	505,697
Other current liabilities	177,752	250,133
Total current liabilities	5,666,270	3,968,311
Notes payable and other obligations, less current portion	3,789,981	3,126,926
Deferred income taxes	564,445	498,154
Other noncurrent liabilities	258,702	245,777
Total noncurrent liabilities	4,613,128	3,870,857
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 127,105,396 shares issued and 81,197,846 shares outstanding at September 30, 2021; and 126,448,078 shares issued and 83,666,163 shares outstanding at December 31, 2020	127	126
Additional paid-in capital	2,850,143	2,749,900
Retained earnings	6,031,438	5,416,945
Accumulated other comprehensive loss	(1,436,044)	(1,363,158)
Less treasury stock, 45,907,550 shares at September 30, 2021 and 42,781,915 shares at December 31, 2020	(4,270,679)	(3,448,402)
Total stockholders’ equity	3,174,985	3,355,411
Total liabilities and stockholders’ equity	$13,454,383	$11,194,579

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$755,477	$585,283	$2,031,481	$1,771,522
Expenses:
Processing	149,564	119,856	388,286	474,849
Selling	71,204	46,762	186,511	144,995
General and administrative	121,785	90,868	345,155	283,717
Depreciation and amortization	74,237	63,479	209,184	190,117
Other operating, net	—	(214)	81	(482)
Operating income	338,687	264,532	902,264	678,326
Investment loss (gain)	—	1,330	(9)	(30,008)
Other expense (income), net	1,532	(3,591)	3,683	(10,477)
Interest expense, net	29,033	31,383	92,269	99,474
Total other expense	30,565	29,122	95,943	58,989
Income before income taxes	308,122	235,410	806,321	619,337
Provision for income taxes	74,115	46,593	191,828	124,972
Net income	$234,007	$188,817	$614,493	$494,365
Basic earnings per share	$2.86	$2.26	$7.42	$5.87
Diluted earnings per share	$2.80	$2.19	$7.24	$5.68
Weighted average shares outstanding:
Basic shares	81,836	83,719	82,811	84,170
Diluted shares	83,716	86,273	84,917	87,006

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$234,007	$188,817	$614,493	$494,365
Other comprehensive loss:
Foreign currency translation losses, net of tax	(179,839)	(10,328)	(102,191)	(577,189)
Net change in derivative contracts, net of tax	8,972	9,167	29,305	(33,482)
Total other comprehensive loss	(170,867)	(1,161)	(72,886)	(610,671)
Total comprehensive income (loss)	$63,140	$187,656	$541,607	$(116,306)
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411
Net income	—	—	184,239	—	—	184,239
Other comprehensive loss, net of tax	—	—	—	(117,861)	—	(117,861)
Acquisition of common stock	—	—	—	—	(170,382)	(170,382)
Share-based compensation	—	17,747	—	—	—	17,747
Issuance of common stock	1	27,344	—	—	—	27,345
Balance at March 31, 2021	127	2,794,991	5,601,184	(1,481,019)	(3,618,784)	3,296,499
Net income	—	—	196,247	—	—	196,247
Other comprehensive income, net of tax	—	—	—	215,842	—	215,842
Acquisition of common stock	—	—	—	—	(246,203)	(246,203)
Share-based compensation	—	17,885	—	—	—	17,885
Issuance of common stock	—	8,577	—	—	—	8,577
Balance at June 30, 2021	127	2,821,453	5,797,431	(1,265,177)	(3,864,987)	3,488,847
Net income	—	—	234,007	—	—	234,007
Other comprehensive loss, net of tax	—	—	—	(170,867)	—	(170,867)
Acquisition of common stock	—	—	—	—	(405,692)	(405,692)
Share-based compensation	—	16,453	—	—	—	16,453
Issuance of common stock	—	12,237	—	—	—	12,237
Balance at September 30, 2021	$127	$2,850,143	$6,031,438	$(1,436,044)	$(4,270,679)	$3,174,985

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616
Net income	—	—	147,060	—	—	147,060
Other comprehensive loss, net of tax	—	—	—	(619,659)	—	(619,659)
Acquisition of common stock	—	75,000	—	—	(605,237)	(530,237)
Share-based compensation	—	14,175	—	—	—	14,175
Issuance of common stock	1	73,273	—	—	—	73,274
Balance at March 31, 2020	125	2,657,169	4,859,789	(1,592,124)	(3,128,730)	2,796,229
Net income	—	—	158,488	—	—	158,488
Other comprehensive income, net of tax	—	—	—	10,149	—	10,149
Acquisition of common stock	—	—	—	—	(32,230)	(32,230)
Share-based compensation	—	8,989	—	—	—	8,989
Issuance of common stock	1	24,808	—	—	—	24,809
Balance at June 30, 2020	126	2,690,966	5,018,277	(1,581,975)	(3,160,960)	2,966,434
Net income	—	—	188,817	—	—	188,817
Other comprehensive loss, net of tax	—	—	—	(1,161)	—	(1,161)
Acquisition of common stock	—	—	—	—	(238,396)	(238,396)
Share-based compensation	—	11,905	—	—	—	11,905
Issuance of common stock	—	10,151	—	—	—	10,151
Balance at September 30, 2020	$126	$2,713,022	$5,207,094	$(1,583,136)	$(3,399,356)	$2,937,750

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$614,493	$494,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,605	48,150
Stock-based compensation	52,085	35,069
Provision for credit losses on accounts and other receivables	19,419	152,485
Amortization of deferred financing costs and discounts	4,903	5,028
Amortization of intangible assets and premium on receivables	153,579	141,967
Loss on extinguishment of debt	6,230	—
Deferred income taxes	16,246	(5,747)
Investment gain	(9)	(30,008)
Other	81	(482)
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(1,020,900)	49,690
Prepaid expenses and other current assets	190,543	26,105
Other assets	28,370	6,129
Accounts payable, accrued expenses and customer deposits	478,896	291,945
Net cash provided by operating activities	599,541	1,214,696
Investing activities
Acquisitions, net of cash acquired	(545,052)	(72,557)
Purchases of property and equipment	(74,455)	(55,019)
Proceeds from disposal of investment	—	52,963
Other	(2,281)	—
Net cash used in investing activities	(621,788)	(74,613)
Financing activities
Proceeds from issuance of common stock	48,159	95,780
Repurchase of common stock	(822,277)	(788,409)
Borrowings (payments) on securitization facility, net	398,000	(282,973)
Deferred financing costs	(21,508)	(2,474)
Proceeds from notes payable	1,150,000	—
Principal payments on notes payable	(462,438)	(134,097)
Borrowings from revolver	1,140,000	1,198,500
Payments on revolver	(798,851)	(1,287,899)
Payments on swing line of credit, net	(51,049)	(20,111)
Other	(811)	(244)
Net cash provided by (used in) financing activities	579,225	(1,221,927)
Effect of foreign currency exchange rates on cash	(24,660)	(222,533)
Net increase (decrease) in cash and cash equivalents and restricted cash	532,318	(304,377)
Cash and cash equivalents and restricted cash, beginning of period	1,476,619	1,675,237
Cash and cash equivalents and restricted cash, end of period	$2,008,937	$1,370,860
Supplemental cash flow information
Cash paid for interest	$96,146	$98,564
Cash paid for income taxes	$147,028	$119,089

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2021
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Quarterly Report on Form 10-Q, the terms “our,” “we,” “us,” and the “Company” refers to FLEETCOR Technologies, Inc. and its subsidiaries. The Company prepared the accompanying unaudited interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”). The unaudited interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2021 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains (losses), which are recorded within other expense (income), net in the Unaudited Consolidated Statements of Income for the three and nine months ended September 30 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign exchange (losses) gains	$(1.2)	$3.7	$(2.9)	$3.2
The Company recorded foreign currency gains on long-term intra-entity transactions included as a component of foreign currency translation losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency (losses) gains on long-term intra-entity transactions	$(46.0)	$50.4	$(20.2)	$235.8
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
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Corporate Payments, Fuel, Lodging, Tolls, as well as Gift (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment solutions. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 75% of total consolidated revenues, net, for both the three and nine months ended September 30, 2021. The Company accounts for revenues comprised of late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. The Company also writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies, and recognizes revenue in accordance with authoritative fair value and derivatives accounting (ASC 815, "Derivatives").

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by solution (in millions) for the three and nine months ended September 30 was as follows:

Revenues, net by Solution *	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	%	2020	%	2021	%	2020	%
Fuel	$306.8	41%	$255.1	44%	$863.8	43%	$797.0	45%
Corporate Payments	168.7	22%	106.5	18%	425.5	21%	319.0	18%
Tolls	79.0	10%	67.6	12%	219.4	11%	215.4	12%
Lodging	85.2	11%	52.9	9%	206.5	10%	150.5	8%
Gift	48.6	6%	39.1	7%	124.3	6%	108.0	6%
Other	67.2	9%	64.1	11%	192.1	9%	181.6	10%
Consolidated revenues, net	$755.5	100%	$585.3	100%	$2,031.5	100%	$1,771.5	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and nine months ended September 30 was as follows:

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	%	2020	%	2021	%	2020	%
United States	$488.2	65%	$357.1	61%	$1,271.5	63%	$1,089.9	62%
Brazil	94.9	13%	79.6	14%	262.5	13%	253.7	14%
United Kingdom	81.9	11%	70.2	12%	241.0	12%	192.8	11%
Other	90.5	12%	78.3	13%	256.5	13%	235.1	13%
Consolidated revenues, net	$755.5	100%	$585.3	100%	$2,031.5	100%	$1,771.5	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $59.6 million and $73.0 million as of September 30, 2021 and December 31, 2020, respectively. We expect to recognize approximately $37.9 million of these amounts in revenues within 12 months and the remaining $21.7 million over the next five years as of September 30, 2021. Revenue recognized in the nine months ended September 30, 2021 that was included in the deferred revenue contract liability as of December 31, 2020 was approximately $35.2 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. In accordance with ASC Subtopic 210-20, "Offsetting," the Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021			December 31, 2020
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$2,337.7	$(2,235.1)	$102.6	$521.5	$(478.2)	$43.3
Liabilities
Accounts Payable	$2,291.6	$(2,235.1)	$56.5	$527.5	$(478.2)	$49.3

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
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) ("ASU 2021-08"), which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. The Company is evaluating the effect of ASU 2021-08 on our consolidated financial statements.

2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Gross domestic accounts receivable	$1,204,323	$719,675
Gross domestic securitized accounts receivable	1,098,000	700,000
Gross foreign receivables	957,924	733,986
Total gross receivables	3,260,247	2,153,661
Less allowance for credit losses	(90,724)	(86,886)
Net accounts and securitized accounts receivable	$3,169,523	$2,066,775
The Company maintains a $1.3 billion revolving trade accounts receivable securitization facility (the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility primarily relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to multi-seller banks and asset-backed commercial paper conduits (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. On September 15, 2021, the Company entered into the ninth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.0 billion to $1.3 billion.
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our foreign currency trading business during the first quarter of 2020. The Company's estimated expected credit losses as of September 30, 2021 included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the nine months ended September 30 is as follows (in thousands):

	2021	2020
Allowance for credit losses beginning of period	$86,886	$70,890
Provision for credit losses	19,419	152,485
Write-offs	(24,563)	(138,939)
Recoveries	11,519	7,861
Impact of foreign currency	(2,537)	(8,415)
Allowance for credit losses end of period	$90,724	$83,882
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
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Repurchase agreements	$509,186	$—	$509,186	$—
Money market	43,275	—	43,275	—
Certificates of deposit	773	—	773	—
Foreign exchange contracts	142,007	—	142,007	—
Total assets	$695,241	$—	$695,241	$—
Cash collateral for foreign exchange contracts	$28,912	$—	$—	$—
Liabilities:
Interest rate swaps	$49,057	$—	$49,057	—
Foreign exchange contracts	107,942	—	107,942	—
Total liabilities	$156,999	$—	$156,999	$—
Cash collateral obligation for foreign exchange contracts	$25,056	$—	$—	$—

December 31, 2020
Assets:
Repurchase agreements	$446,116	$—	$446,116	$—
Money market	48,227	—	48,227	—
Certificates of deposit	188	—	188	—
Foreign exchange contracts	155,846	—	155,846	—
Total assets	$650,377	$—	$650,377	$—
Cash collateral for foreign exchange contracts	$18,229	$—	$—	$—
Liabilities:
Interest rate swaps	$87,873	$—	$87,873	$—
Foreign exchange contracts	140,272	—	140,272	—
Total liabilities	$228,145	$—	$228,145	$—
Cash collateral obligation for foreign exchange contracts	$38,569	$—	$—	$—

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Unaudited Consolidated Balance Sheet at September 30, 2021 and December 31, 2020. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Unaudited Consolidated Balance Sheet at September 30, 2021 and December 31, 2020.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for September 30, 2021 and December 31, 2020.
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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $11.9 million at September 30, 2021.
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
4. Stockholders' Equity

The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1.0 billion, to $5.1 billion. Since the beginning of the Program through September 30, 2021, 17,742,577 shares have been repurchased for an aggregate purchase price of $3.9 billion, leaving the Company up to $1.2 billion available under the Program for future repurchases in shares of its common stock.
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
5. Stock-Based Compensation
The Company has a Stock Incentive Plan (the "Plan") which permits the Board to grant share based payment awards to employees and directors.
The table below summarizes the expense related to share-based payments recognized in the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$3,792	$5,294	$13,394	$18,069
Restricted stock	12,661	6,610	38,691	16,999
Stock-based compensation	$16,453	$11,904	$52,085	$35,069
The tax benefits recorded on stock-based compensation were $33.2 million and $52.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2021 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$95,662	1.79
Restricted stock	40,650	0.94
Total	$136,312

Stock Options
Stock options are granted with an exercise price estimated to be equal to the fair market value on the date of grant as authorized by the Board. Options granted have vesting provisions ranging from one to five years and vesting of the options is generally based on the passage of time or performance. Stock option grants are subject to forfeiture if employment terminates prior to vesting.

The following summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2021 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,964	$146.69	3,994	$130.37		$626,107
Granted	1,081	261.27			$66.87
Exercised	(585)	81.05				109,727
Forfeited	(20)	231.52
Outstanding at September 30, 2021	5,440	$176.24	3,765	$144.74		$463,948
Expected to vest as of September 30, 2021	1,675	$247.05
The aggregate intrinsic value of stock options exercisable at September 30, 2021 was $439.0 million. The weighted average remaining contractual term of options exercisable at September 30, 2021 was 4.5 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model, as well as the Monte-Carlo simulation model for market-based options, with the following weighted-average assumptions for grants or modifications during the nine months ended September 30, 2021 and 2020:

	September 30,
	2021	2020
Risk-free interest rate	0.55%	0.38%
Dividend yield	—	—
Expected volatility	35.75%	30.91%
Expected life (in years)	3.4	3.9
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

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2021 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	174	$265.29
Granted	213	272.83
Vested	(72)	258.16
Canceled or forfeited	(29)	283.14
Outstanding at September 30, 2021	286	$278.40
6. Acquisitions
2021 Acquisitions
ALE
On September 1, 2021, the Company completed the acquisition of ALE Solutions, Inc. (ALE), a leader in lodging solutions to the insurance industry, for a net purchase price of $426.5 million. The purpose of this acquisition is to expand the Company's lodging business into the insurance vertical. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business for which the Company is still completing the valuation. These noncompete agreements were accounted for separately from the business acquisition. Acquisition accounting for ALE is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.
The following table summarizes the preliminary acquisition accounting for ALE (in thousands):

Current assets	$144,584
Long term assets	9,582
Goodwill	142,848
Intangibles	174,592
Current liabilities	(36,657)
Noncurrent liabilities	(8,479)
Aggregate purchase price	$426,470
AFEX
On June 1, 2021, the Company completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for $459.0 million. This includes $210.3 million of cash and cash equivalents and $178.7 million of restricted cash, resulting in a net purchase price of $69.9 million. The purpose of this acquisition is to further expand the Company's cross border payment solutions. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $4.1 million. These noncompete agreements were accounted for separately from the business acquisition.Acquisition accounting for AFEX is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments.
The following table summarizes the preliminary acquisition accounting for AFEX (in thousands):

Trade and other receivables	$8,159
Prepaid expenses and other current assets	108,402
Property, plant and equipment	1,723
Other long term assets	50,912
Goodwill	254,664
Intangibles	242,100
Accounts payable and accrued expenses	(39,272)
Other current liabilities	(81,430)
Customer deposits	(375,049)
Other noncurrent liabilities	(100,265)
Aggregate purchase price	$69,944
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	2	$5,400
Licensed Software and Technology	20	2,600
Proprietary Technology	4	11,800
Supplier Network	20	1,800
Customer Relationships	10	220,500
		$242,100
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
The following table summarizes the preliminary acquisition accounting for Roger (in thousands):

Accounts and other receivables	$110
Prepaid expenses and other current assets	37
Other assets	28
Goodwill	35,676
Other intangibles	5,400
Current liabilities	(925)
Deferred income taxes	(1,323)
Aggregate purchase price	$39,003
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Proprietary Technology	10	$4,800
Customer Relationships	9	600
		$5,400
Other
During 2021, the Company made investments in other businesses of $4.4 million. The Company financed the investments using a combination of available cash and borrowings under its existing credit facility.

2020 Acquisitions
On August 10, 2020, the Company completed the acquisition of a business in the lodging space in the U.S. The results from the acquisition are reported in the North America segment. On November 30, 2020, the Company completed the acquisition of a fuel card provider in New Zealand. The results from the acquisition are reported in the International segment. The aggregate purchase price of these acquisitions was approximately $77.6 million, net of cash acquired. The Company financed these acquisitions using a combination of available cash and borrowings under its existing credit facility. The Company signed noncompete agreements with certain parties affiliated with the lodging business with an estimated fair value of $3.8 million. These noncompete agreements were accounted for separately from the business acquisitions.
The following table summarizes the acquisition accounting (in thousands):

Accounts and other receivables	$4,975
Prepaid expenses and other current assets	145
Property and equipment	3,178
Other assets	1,049
Goodwill	28,038
Other intangibles	42,144
Current liabilities	(1,147)
Deferred income taxes	(782)
Aggregate purchase price	$77,600
The fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	5	$2,161
Licensed Software and Technology	10	4,400
Proprietary Technology	5	8,400
Supplier Network	10	783
Customer Relationships	16	26,400
		$42,144
The accounting for the acquisition of a fuel card provider in New Zealand acquisition is preliminary and subject to working capital adjustments.

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2020	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2021
Segment
North America	$3,400,772	$442,946	$(9,360)	$(9,453)	$3,824,905
Brazil	585,861	—	—	(25,308)	560,553
International	732,548	—	(1,294)	(14,449)	716,805
	$4,719,181	$442,946	$(10,654)	$(49,210)	$5,102,263

As of September 30, 2021 and December 31, 2020, other intangibles consisted of the following (in thousands):

		September 30, 2021			December 31, 2020
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	15.9	$2,959,128	$(1,127,206)	$1,831,922	$2,671,104	$(1,105,702)	$1,565,402
Trade names and trademarks—indefinite lived	N/A	450,203	—	450,203	475,376	—	475,376
Trade names and trademarks—other	6.3	12,084	(4,424)	7,660	7,041	(3,431)	3,610
Software	5.6	258,917	(193,658)	65,259	248,686	(194,187)	54,499
Non-compete agreements	3.9	60,360	(45,947)	14,413	65,804	(48,809)	16,995
Total other intangibles		$3,740,692	$(1,371,235)	$2,369,457	$3,468,011	$(1,352,129)	$2,115,882
Changes in foreign exchange rates resulted in a $25.7 million decrease to the net carrying values of other intangibles in the nine months ended September 30, 2021. Amortization expense related to intangible assets for the nine months ended September 30, 2021 and 2020 was $151.2 million and $138.8 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term loans, revolving lines of credit and a Securitization Facility as follows (in thousands):

	September 30, 2021	December 31, 2020
Term Loan A note payable (a), net of discounts	$2,802,894	$2,922,042
Term Loan B note payable (a), net of discounts	1,133,791	337,347
Revolving line of credit A Facility (a)	460,000	280,000
Revolving line of credit B Facility (a)	175,000	13,650
Revolving line of credit B Facility —foreign swing line (a)	—	50,028
Other obligations (c)	21,693	29,556
Total notes payable and other obligations	$4,593,378	$3,632,623
Securitization Facility (b)	1,098,000	700,000
Total notes payable, credit agreements and Securitization Facility	$5,691,378	$4,332,623
Current portion	$1,901,397	$1,205,697
Long-term portion	3,789,981	3,126,926
Total notes payable, credit agreements and Securitization Facility	$5,691,378	$4,332,623
 ______________________
(a)The Company has a Credit Agreement that provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $1.150 billion as of September 30, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving facilities is December 19, 2023. On April 30, 2021, the Company entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.15 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate"), plus a margin based on a leverage ratio, or at our option, the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans or the Base Rate plus 0.75% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the Credit Facility. At September 30, 2021, the interest rate on the term loan A was 1.58%, the interest rate on the term loan B was 1.83%, the interest rate on the revolving A facility and the revolving B facility USD Borrowings was 1.58%. The unused credit facility fee was 0.30% at September 30, 2021.
(b)The Company is party to a $1.3 billion Securitization Facility. On September 15, 2021, the Company entered into the ninth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.0 billion to $1.3 billion. There is a program fee equal to one month LIBOR plus 1.00% or the Commercial Paper Rate plus 0.90% as of September 30, 2021, and one month LIBOR plus 1.25% or the Commercial Paper Rate plus 1.15% as of December 31, 2020. The program fee was 0.98% plus 0.09% as of September 30, 2021 and 1.23% plus 0.34% as of December 31, 2020. The unused facility fee is payable at a rate of 0.40% per annum as of September 30, 2021 and December 31, 2020. We have unamortized debt issuance costs of $2.8 million and $1.4 million related to the Securitization Facility as of September 30, 2021 and December 31, 2020, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheets. On March 29, 2021, the Company entered into the eighth amendment to the Securitization Facility. The amendment included a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. The maturity date for the Company's Securitization Facility is March 29, 2024.
(c)Other obligations includes the long-term portion of deferred payments associated with business acquisitions and deferred revenue.
The Company was in compliance with all financial and non-financial covenants at September 30, 2021. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. Refer to Note 13 for further details.

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
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2021 and 2020 to income before income taxes for the three months ended September 30, 2021 and 2020 due to the following (in thousands):

	2021		2020
Computed “expected” tax expense	$64,706	21.0%	$49,436	21.0%
Changes resulting from:
Foreign income tax differential	(2,692)	(0.9)%	(3,364)	(1.4)%
Excess tax benefit related to stock-based compensation	(5,044)	(1.6)%	(13,449)	(5.7)%
State taxes net of federal benefits	4,927	1.6%	786	0.3%
Foreign withholding	3,304	1.1%	3,764	1.6%
GILTI, net of foreign tax credits	1,907	0.6%	2,341	1.0%
Foreign sourced non taxable income	81	—%	2,416	1.0%
Stock-based compensation	1,043	0.3%	355	0.2%
Sub-part F Income	2,139	0.7%	1,746	0.7%
Other	3,746	1.3%	2,562	1.1%
Provision for income taxes	$74,115	24.1%	$46,593	19.8%
10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$234,007	$188,817	$614,493	$494,365
Denominator for basic earnings per share	81,836	83,719	82,811	84,170
Dilutive securities	1,880	2,554	2,106	2,836
Denominator for diluted earnings per share	83,716	86,273	84,917	87,006
Basic earnings per share	$2.86	$2.26	$7.42	$5.87
Diluted earnings per share	$2.80	$2.19	$7.24	$5.68
Diluted earnings per share for both the three months ended September 30, 2021 and 2020 excludes the effect of 0.2 million and 0.3 million, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of 0.2 million and 0.1 million shares of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended September 30, 2021 and 2020, respectively.

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

The Company’s segment results are as follows for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021[1]	2020	2021[1]	2020
Revenues, net:
North America	$520,535	$383,828	$1,366,167	$1,175,950
Brazil	94,888	79,596	262,481	253,722
International	140,054	121,859	402,833	341,850
	$755,477	$585,283	$2,031,481	$1,771,522
Operating income:
North America	$213,379	$153,328	$554,607	$372,219
Brazil	39,868	35,600	105,424	104,462
International	85,440	75,604	242,233	201,645
	$338,687	$264,532	$902,264	$678,326
Depreciation and amortization:
North America	$49,005	$39,390	$133,420	$115,913
Brazil	12,910	12,260	38,091	39,019
International	12,322	11,829	37,673	35,185
	$74,237	$63,479	$209,184	$190,117
Capital expenditures:
North America	$17,572	$12,053	$44,427	$35,590
Brazil	5,795	3,501	15,580	10,309
International	5,323	2,595	14,448	9,120
	$28,690	$18,149	$74,455	$55,019
1Results from the 2021 acquisitions of Roger, AFEX and ALE are reported in our North America segment.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company has opposed the FTC’s motion for a stay or to voluntarily dismiss, and argument is set for December 10, 2021. In the meantime, the FTC’s administrative action is stayed. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of September 30, 2021 and December 31, 2020 (in millions) is presented in the table below.

	Notional
	September 30, 2021	December 31, 2020
Foreign exchange contracts:
Swaps	$1,316.5	$684.5
Futures, forwards and spot	7,287.8	5,467.8
Written options	9,004.2	5,578.1
Purchased options	8,316.0	5,195.0
Total	$25,924.5	$16,925.4

The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.

The following table summarizes the fair value of foreign currency derivatives reported in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$284.2	$249.8	$142.0	$107.9
Cash collateral	28.9	25.1	28.9	25.1
Total net of cash collateral	$255.3	$224.7	$113.1	$82.8

	December 31, 2020
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$326.1	$310.5	$155.8	$140.3
Cash collateral	18.2	38.6	18.2	38.6
Total net of cash collateral	$307.9	$271.9	$137.6	$101.7
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The table below presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2021 and December 31, 2020 (in millions).

		September 30, 2021	December 31, 2020
	Balance Sheet Classification	Fair Value

Derivative Asset	Other current assets	$106.4	$139.3
Derivative Asset	Other noncurrent assets	$35.6	$16.6
Derivative Liability	Other current liabilities	$74.5	$127.7
Derivative Liability	Other noncurrent liabilities	$33.4	$12.5
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of September 30, 2021, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	500	2.56%	1/31/2023
Interest Rate Swap	500	2.55%	12/19/2023

For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2021 and December 31, 2020 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		September 30, 2021	December 31, 2020
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other current liabilities	$33.0	$49.3
Swap contracts	Other noncurrent liabilities	$16.0	$38.6

The table below displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statements of Income and Other Comprehensive Income (Loss) for the nine months ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Interest Rate Swaps:
Amount of (gain) loss recognized in other comprehensive income (loss) on derivatives, net of tax of $(9.5) million and $24.6 million for 2021 and 2020, respectively	$(29.3)	$33.5
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$37.1	$26.9

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $33.0 million at September 30, 2021.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	September 30, 2021
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2021	$(1,296,962)	$(66,196)	$(1,363,158)
Other comprehensive income (loss) before reclassifications	(102,191)	1,689	(100,502)
Amounts reclassified from AOCI	—	37,128	37,128
Tax effect	—	(9,512)	(9,512)
Other comprehensive income (loss)	(102,191)	29,305	(72,886)
Balance at September 30, 2021	$(1,399,153)	$(36,891)	$(1,436,044)

	September 30, 2020
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(929,713)	$(42,752)	$(972,465)
Other comprehensive loss before reclassifications	(577,189)	(85,033)	(662,222)
Amounts reclassified from AOCI	—	26,949	26,949
Tax effect	—	24,602	24,602
Other comprehensive loss	(577,189)	(33,482)	(610,671)
Balance at September 30, 2020	$(1,506,902)	$(76,234)	$(1,583,136)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following discussion and analysis of our financial condition and results of operations generally discusses the third quarter and the first nine months of 2021 and 2020, with period-over-period comparisons between these periods. A detailed discussion of 2020 items and period-over-period comparisons between the third quarter and first nine months of 2020 and 2019 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (including variants thereof, "COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had, and could continue to have, an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, vaccine mandates, facility closures, travel and logistics restrictions and general decreases in the level of consumer confidence and business activity.
The COVID-19 pandemic continues to impact various aspects of the world economy and our customers. The extent to which the COVID-19 pandemic continues to impact our business operations, financial results, and liquidity through the remainder of 2021 and into 2022 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and the geographies most affected; vaccine availability globally, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated, including potential disruptions impacting our suppliers and vendors resulting, directly or indirectly, from vaccine mandates and/or vaccine hesitancy; our response to the continued impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; and actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.
Performance
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2021	2020	2021	2020
Revenues, net	$755.5	$585.3	$2,031.5	$1,771.5
Net income	$234.0	$188.8	$614.5	$494.4
Net income per diluted share	$2.80	$2.19	$7.24	$5.68

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2021	2020	2021	2020
Adjusted net income	$294.4	$241.9	$804.9	$703.9
Adjusted net income per diluted share	$3.52	$2.80	$9.48	$8.09
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 100 countries around the world today, although we operate primarily in 3 geographies, with 88% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.
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

Revenues, net, by Segment. For the three and nine months ended September 30, 2021 and 2020, our segments generated the following revenue (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$520.5	68.9%	$383.8	65.6%	$1,366.2	67.2%	$1,176.0	66.4%
Brazil	94.9	12.6%	79.6	13.6%	262.5	12.9%	253.7	14.3%
International	140.1	18.5%	121.9	20.8%	402.8	19.8%	341.9	19.3%
	$755.5	100%	$585.3	100%	$2,031.5	100%	$1,771.5	100%
*Columns may not calculate due to rounding.

Revenues, net by Geography and Solution. Revenue by geography and solution for the three and nine months ended September 30, 2021 and 2020 (in millions), was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues, net by Geography*	2021		2020		2021		2020
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$488.2	65%	$357.1	61%	$1,271.5	63%	$1,089.9	62%
Brazil	94.9	13%	79.6	14%	262.5	13%	253.7	14%
United Kingdom	81.9	11%	70.2	12%	241.0	12%	192.8	11%
Other	90.5	12%	78.3	13%	256.5	13%	235.1	13%
Consolidated revenues, net	$755.5	100%	$585.3	100%	$2,031.5	100%	$1,771.5	100%
*Columns may not calculate due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues, net by Solution*	2021		2020		2021		2020
(Unaudited)	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$306.8	41%	$255.1	44%	$863.8	43%	$797.0	45%
Corporate Payments	168.7	22%	106.5	18%	425.5	21%	319.0	18%
Tolls	79.0	10%	67.6	12%	219.4	11%	215.4	12%
Lodging	85.2	11%	52.9	9%	206.5	10%	150.5	8%
Gift	48.6	6%	39.1	7%	124.3	6%	108.0	6%
Other	67.2	9%	64.1	11%	192.1	9%	181.6	10%
Consolidated revenues, net	$755.6	100%	$585.3	100%	$2,031.5	100%	$1,771.5	100%

*Columns may not calculate due to rounding.

The following table presents revenue per key performance metric by solution for the three months ended September 30, 2021 and 2020 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2021	2020	Change	% Change	2021	2020	Change	% Change
FUEL
'- Revenues, net	$306.8	$255.1	$51.6	20%	$288.7	$255.6	$33.1	13%
'- Transactions	117.7	113.6	4.1	4%	117.7	113.9	3.8	3%
'- Revenues, net per transaction	$2.61	$2.25	$0.36	16%	$2.45	$2.24	$0.21	9%
CORPORATE PAYMENTS
'- Revenues, net	$168.7	$106.5	$62.2	58%	$165.6	$135.9	$29.7	22%
'- Spend volume	$25,666	$15,567	$10,099	65%	$25,666	$19,617	$6,050	31%
'- Revenue, net per spend $	0.66%	0.68%	(0.03)%	(4)%	0.65%	0.69%	(0.05)%	(7)%
TOLLS
'- Revenues, net	$79.0	$67.6	$11.4	17%	$76.9	$67.6	$9.2	14%
'- Tags (average monthly)	6.0	5.4	0.6	11%	6.0	5.4	0.6	11%
'- Revenues, net per tag	$13.25	$12.60	$0.65	5%	$12.89	$12.60	$0.29	2%
LODGING
'- Revenues, net	$85.2	$52.9	$32.4	61%	$85.2	$60.7	$24.5	40%
'- Room nights	7.6	5.4	2.2	41%	7.6	6.1	1.5	25%
'- Revenues, net per room night	$11.14	$9.77	$1.37	14%	$11.14	$9.96	$1.18	12%
GIFT
'- Revenues, net	$48.6	$39.1	$9.6	25%	$48.6	$39.1	$9.6	25%
'- Transactions	256.2	242.7	13.4	6%	256.2	242.7	13.4	6%
'- Revenues, net per transaction	$0.19	$0.16	$0.03	18%	$0.19	$0.16	$0.03	18%
OTHER[1]
'- Revenues, net	$67.2	$64.1	$3.1	5%	$65.4	$64.1	$1.3	2%
'- Transactions	8.9	9.9	(1.0)	(10)%	8.9	9.9	(1.0)	(10)%
'- Revenues, net per transaction	$7.58	$6.48	$1.10	17%	$7.39	$6.48	$0.91	14%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$755.5	$585.3	$170.2	29%	$730.3	$623.0	$107.3	17%

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
•Investment loss (gain), net—Our investment results primarily relate to impairment charges related to our investments and unrealized gains and losses related to a noncontrolling interest in a marketable security, which was disposed in 2020.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 63% and 62% of our revenue in the nine months ended September 30, 2021 and 2020, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 12% and 11% of revenues, net were directly impacted by changes in fuel price in the three months ended September 30, 2021 and 2020, respectively. We believe approximately 12% and 10% of revenues, net were directly impacted by changes in fuel price in the nine months ended September 30, 2021 and 2020, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We believe approximately 5% and 7% of revenues, net were directly impacted by fuel price spreads in the three months ended September 30, 2021 and 2020, respectively. We believe approximately 5% and 8% of revenues, net were directly impacted by fuel price spreads in the nine months ended September 30, 2021 and 2020, respectively.
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

Acquisitions and Investments
2021
•On September 1, 2021, we completed the acquisition of ALE Solutions, Inc. (ALE), a U.S. based leader in lodging solutions to the insurance industry, for $426.5 million.
•On June 1, 2021, we completed the acquisition of AFEX, a U.S. based, cross-border payment solutions provider, for $459.0 million. This includes $210.3 million of cash and cash equivalents and $178.7 million of restricted cash, resulting in a net purchase price of $69.9 million.
•On January 13, 2021, we completed the acquisition of Roger, which has been rebranded as CorpayOne, a global accounts payable (AP) cloud software platform for small businesses, for $39 million.
•During 2021, we made investments in other businesses of $4.4 million.
2020
•On November 30, 2020, we completed the acquisition of a fuel card provider in New Zealand for an immaterial amount.
•On August 10, 2020, we completed the acquisition of a business in the lodging space in the U.S. for an immaterial amount.
Results from our ALE, AFEX, Roger and lodging acquisitions are reported in our North America segment from the dates of acquisition. Results from our New Zealand acquisition are reported in our International segment from the date of acquisition.

Results of Operations
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the three months ended September 30, 2021 and 2020 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2021	% of Total Revenues, net	Three Months Ended September 30, 2020	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$520.5	68.9%	$383.8	65.6%	$136.7	35.6%
Brazil	94.9	12.6%	79.6	13.6%	15.3	19.2%
International	140.1	18.5%	121.9	20.8%	18.2	14.9%
Total revenues, net	755.5	100.0%	585.3	100.0%	170.2	29.1%
Consolidated operating expenses:
Processing	149.6	19.8%	119.9	20.5%	29.7	24.8%
Selling	71.2	9.4%	46.8	8.0%	24.4	52.3%
General and administrative	121.8	16.1%	90.9	15.5%	30.9	34.0%
Depreciation and amortization	74.2	9.8%	63.5	10.8%	10.8	16.9%
Other operating, net	—	—%	(0.2)	—%	(0.2)	NM
Operating income	338.7	44.8%	264.5	45.2%	74.2	28.0%
Investment gain	—	—%	1.3	0.2%	(1.3)	NM
Other expense (income), net	1.5	0.2%	(3.6)	(0.6)%	5.1	(142.7)%
Interest expense, net	29.0	3.8%	31.4	5.4%	(2.4)	(7.5)%
Provision for income taxes	74.1	9.8%	46.6	8.0%	27.5	59.1%
Net income	$234.0	31.0%	$188.8	32.3%	$45.2	23.9%
Operating income for segments:
North America	$213.4		$153.3		$60.1	39.2%
Brazil	39.9		35.6		4.3	12.0%
International	85.4		75.6		9.8	13.0%
Operating income	$338.7		$264.5		$74.2	28.0%
Operating margin for segments:
North America	41.0%		39.9%		1.0%
Brazil	42.0%		44.7%		(2.7)%
International	61.0%		62.0%		(1.0)%
Consolidated	44.8%		45.2%		(0.4)%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Consolidated revenues were $755.5 million in the three months ended September 30, 2021, an increase of $170.2 million or 29.1%, from $585.3 million in the three months ended September 30, 2020. Organically, consolidated revenues increased by approximately 17%. Consolidated revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $38 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the three months ended September 30, 2021 over the comparable period in 2020 of approximately $25 million, driven primarily by the favorable impact of fuel prices of approximately $17 million and favorable changes in foreign exchange rates of approximately $12 million, mostly in our U.K., Canada and Brazil businesses. These increases were partially offset by unfavorable fuel price spreads of approximately $4 million.

North America segment revenues, net
North America segment revenues were $520.5 million in the three months ended September 30, 2021, an increase of $136.7 million or 35.6%, from $383.8 million in the three months ended September 30, 2020. Organically, North America segment revenues increased by approximately 20%. North America revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase in North America revenues was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $37 million and by the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenues in the three months ended September 30, 2021 over the comparable period in 2020 of approximately $14 million, driven primarily by the favorable impact of fuel prices of approximately $15 million and favorable changes in foreign exchange rates of approximately $3 million in our cross-border payments business. These increases were partially offset by unfavorable fuel price spreads of approximately $4 million.

Brazil segment revenues, net
Brazil segment revenues were $94.9 million in the three months ended September 30, 2021, an increase of $15.3 million or 19.2%, from $79.6 million in three months ended September 30, 2020. Organically, Brazil segment revenues increased by approximately 16%. Brazil revenues and organic growth increased primarily due to increases in toll tags sold as the business recovered from the effects of the COVID-19 pandemic. The increase in Brazil revenues was also due to the slightly favorable impact of foreign exchange rates of approximately $3 million for the three months ended September 30, 2021 over the comparable period in 2020.

International segment revenues, net
International segment revenues were $140.1 million in the three months ended September 30, 2021, an increase of $18.2 million or 14.9%, from $121.9 million in the three months ended September 30, 2020. Organically, International segment revenues increased by approximately 8%. International revenues and organic growth increased primarily due to continued recovery from the effects of the COVID-19 pandemic. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenues in the three months ended September 30, 2021 over the comparable period in 2020 of approximately $9 million, driven primarily by favorable foreign exchange rates of approximately $7 million primarily in our U.K. business and the favorable impact of fuel prices of approximately $2 million.
Consolidated operating expenses
Processing. Processing expenses were $149.6 million in the three months ended September 30, 2021, an increase of $29.7 million or 24.8%, from $119.9 million in the comparable prior period. Increases were primarily due to expenses related to higher volumes processed of approximately $14 million, expenses related to acquisitions completed in 2020 and 2021 of approximately $13 million, and the unfavorable impact of changes in foreign exchange rates of approximately $2 million.
Selling. Selling expenses were $71.2 million in the three months ended September 30, 2021, an increase of $24.4 million or 52.3%, from $46.8 million in the comparable prior period. Increases in selling expenses were primarily due to higher commissions and other variable costs due to increased sales volumes in the third quarter of 2021, expenses related to acquisitions completed in 2020 and 2021 of approximately $11 million and the unfavorable impact of fluctuations in foreign exchange rates of approximately $1 million.
General and administrative. General and administrative expenses were $121.8 million in the three months ended September 30, 2021, an increase of $30.9 million or 34.0% from $90.9 million in the comparable prior period. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2020 and 2021 of approximately $13 million, increased stock based compensation expense of $4 million, increased professional fees of $4 million and various other increases associated with growth of business over comparable period.

Depreciation and amortization. Depreciation and amortization expenses were $74.2 million in the three months ended September 30, 2021, an increase of $10.8 million or 16.9%, from $63.5 million in the comparable prior period. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2020 and 2021 of approximately $9 million and the unfavorable impact of fluctuations in foreign exchange rates of approximately $1 million.

Investment gain. Investment gain of $1.3 million in the three months ended September 30, 2020 relates to market value gains on our investment in bill.com during the third quarter of 2020, which we sold during the third quarter of 2020.

Interest expense, net. Interest expense, net was $29.0 million in the three months ended September 30, 2021, a decrease of $2.4 million or 7.5%, from $31.4 million in the comparable prior period. The decrease in interest expense was primarily due to higher interest income earned on cash balances and lower LIBOR rates, partially offset by incremental borrowings on our Credit Facility and Securitization Facility. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2021	2020
Term loan A	1.59%	1.66%
Term loan B	1.84%	1.91%
Revolving line of credit A, B & C USD Borrowings	1.59%	1.67%
Revolving line of credit B GBP Borrowings	1.52%	1.57%
Foreign swing line	1.54%	1.55%
The average unused facility fee for the Credit Facility was 0.30% in the three month period ended September 30, 2021.
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended September 30, 2021, as a result of these swap contracts, we incurred additional interest expense of $12.6 million or 2.46% over the average LIBOR rates on $2 billion of borrowings.
Provision for income taxes. The provision for income taxes and effective tax rate were $74.1 million and 24.1% in the three months ended September 30, 2021, an increase of $27.5 million, or a 59.1% change, from $46.6 million and 19.8% in the three months ended September 30, 2020. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings. The increase in the effective tax rate was primarily due to lower excess tax benefit on fewer stock option exercises in 2021 over the comparable period in 2020.
We pay taxes in different taxing jurisdictions, including the U.S., most U.S. states, and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Net income. For the reasons discussed above, our net income increased to $234.0 million in the three months ended September 30, 2021, an increase of $45.2 million, or 23.9%, from $188.8 million in the three months ended September 30, 2020.
Operating income and operating margin
Consolidated operating income. Operating income was $338.7 million in the three months ended September 30, 2021, an increase of $74.2 million, or 28.0%, from $264.5 million in the comparable prior period. Our operating margin was 44.8% and 45.2% for the three months ended September 30, 2021 and 2020, respectively. The increase in operating income was driven primarily by the increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the favorable impact of fuel prices of $17 million, and favorable movements in the foreign exchange rates of $7 million. These increases were partially offset by unfavorable fuel price spreads of approximately $4 million. The lower operating margin was driven by incremental spending on sales in the third quarter of 2021 over the comparable prior period.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenues, net. Segment operating margin is calculated by dividing segment operating income by segment revenues, net.

North America segment operating income. North America operating income was $213.4 million in the three months ended September 30, 2021, an increase of $60.1 million, or 39.2%, from $153.3 million in the comparable prior period. North America operating margin was 41.0% and 39.9% for the three months ended September 30, 2021 and 2020, respectively. These increases were primarily driven by increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the favorable impact of fuel prices of $15 million and slightly favorable movements in the foreign exchange rates. These increases were partially offset by unfavorable fuel price spreads of approximately $4 million.

Brazil segment operating income. Brazil operating income was $39.9 million in the three months ended September 30, 2021, an increase of $4.3 million, or 12.0%, from $35.6 million in the comparable prior period. Brazil operating margin was 42.0%

and 44.7% for the three months ended September 30, 2021 and 2020, respectively. The increase in operating income was primarily driven by increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth. The lower operating margin was driven by incremental spending on sales in the third quarter of 2021 over the comparable prior period.
International segment operating income. International operating income was $85.4 million in the three months ended September 30, 2021, an increase of $9.8 million or 13.0%, from $75.6 million in the comparable prior period. International operating margin was 61.0% and 62.0% for the three months ended September 30, 2021 and 2020, respectively. The increase in operating income was driven primarily by increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, favorable movements in the foreign exchange rates of $5 million and favorable impact of fuel prices of $2 million. The lower operating margin was driven by incremental spending on sales in the third quarter of 2021 over the comparable prior period.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the nine months ended September 30, 2021 and 2020 (in millions, except percentages)*.

(Unaudited)	Nine Months Ended September 30, 2021	% of Total Revenues, net	Nine Months Ended September 30, 2020	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$1,366.2	67.2%	$1,176.0	66.4%	$190.2	16.2%
Brazil	262.5	12.9%	253.7	14.3%	8.8	3.5%
International	402.8	19.8%	341.9	19.3%	61.0	17.8%
Total revenues, net	2,031.5	100.0%	1,771.5	100.0%	260.0	14.7%
Consolidated operating expenses:
Processing	388.3	19.1%	474.8	26.8%	(86.6)	(18.2)%
Selling	186.5	9.2%	145.0	8.2%	41.5	28.6%
General and administrative	345.2	17.0%	283.7	16.0%	61.4	21.7%
Depreciation and amortization	209.2	10.3%	190.1	10.7%	19.1	10.0%
Other operating, net	0.1	—%	(0.5)	—%	(0.6)	NM
Operating income	902.3	44.4%	678.3	38.3%	223.9	33.0%
Investment gain	—	—%	(30.0)	(1.7)%	30.0	(100.0)%
Other expense (income), net	3.7	0.2%	(10.5)	(0.6)%	14.2	NM
Interest expense, net	92.3	4.5%	99.5	5.6%	(7.2)	(7.2)%
Provision for income taxes	191.8	9.4%	125.0	7.1%	66.9	53.5%
Net income	$614.5	30.2%	$494.4	27.9%	$120.1	24.3%
Operating income for segments:
North America	$554.6		$372.2		$182.4	49.0%
Brazil	105.4		104.5		1.0	0.9%
International	242.2		201.6		40.6	20.1%
Operating income	$902.3		$678.3		$223.9	33.0%
Operating margin for segments:
North America	40.6%		31.7%		8.9%
Brazil	40.2%		41.2%		(1.0)%
International	60.1%		59.0%		1.1%
Consolidated	44.4%		38.3%		6.1%

NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Our consolidated revenues were $2,031.5 million, in the nine months ended September 30, 2021, an increase of $260.0 million, or 14.7%, from $1,771.5 million in the nine months ended September 30, 2020. Organically, consolidated revenues increased by approximately 10%. Consolidated revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $64 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the nine months ended September 30, 2021 over the comparable period in 2020 of approximately $3 million, driven primarily by the favorable impact of fuel prices of approximately $33 million and favorable changes in foreign exchange rates of approximately $19 million. These increases were partially offset by unfavorable fuel price spreads of approximately $49 million.

North America segment revenues, net
North America segment revenues were $1,366.2 million in the nine months ended September 30, 2021, an increase of $190.2 million, or 16.2%, from $1,176.0 million in the nine months ended September 30, 2020. Organically, North America segment revenues increased by approximately 11%. North America revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. The increase in North America revenues was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $63 million, partially offset by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our North America segment revenues in the nine months ended September 30, 2021 over the comparable period in 2020 of approximately $10 million, driven primarily by unfavorable fuel price spreads of approximately $49 million. This decrease was partially offset by the favorable impact of fuel prices of approximately $29 million and favorable changes in foreign exchange rates of approximately $10 million in our cross-border payments business.

Brazil segment revenues, net
Brazil segment revenues were $262.5 million in the nine months ended September 30, 2021, an increase of $8.8 million, or 3.5%, from $253.7 million in the nine months ended September 30, 2020. Organically, Brazil segment revenues increased by approximately 10%. Brazil revenues and organic growth increased primarily due to increases in toll tags sold as the business recovered from the effects of COVID-19 pandemic. Organic growth was partially offset by the unfavorable impact of foreign exchange rates of approximately $16 million for the nine months ended September 30, 2021 over the comparable period in 2020.

International segment revenues, net
International segment revenues were $402.8 million in the nine months ended September 30, 2021, an increase of $61.0 million, or 17.8%, from $341.9 million in the nine months ended September 30, 2020. Organically, International segment revenues increased by approximately 9%. International revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenues in the nine months ended September 30, 2021 over the comparable period in 2020 of approximately $29 million, driven primarily by favorable changes in foreign exchange rates of approximately $25 million primarily in our U.K. business, and the favorable impact of fuel prices of approximately $4 million.
Consolidated operating expenses
Processing. Processing expenses were $388.3 million in the nine months ended September 30, 2021, a decrease of $86.6 million, or 18.2%, from $474.8 million in the comparable prior period. Decreases in processing expenses were primarily due to lower bad debt expense of approximately $133 million, which included a write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020. The remaining change in processing expense was driven by incremental expenses related to higher volumes processed of approximately $23 million and additional expenses related to acquisitions completed in 2020 and 2021 of approximately $22 million.
Selling. Selling expenses were $186.5 million in the nine months ended September 30, 2021, an increase of $41.5 million, or 28.6%, from $145.0 million in the comparable prior period. Increases in selling expenses were primarily due to higher commissions and other variable costs due to increased sales volumes in the nine months ended September 30, 2021 and expenses related to acquisitions completed in 2020 and 2021 of approximately $18 million.

General and administrative. General and administrative expenses were $345.2 million in the nine months ended September 30, 2021, an increase of $61.4 million, or 21.7% from $283.7 million in the comparable prior period. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2020 and 2021 of approximately $22 million, increased stock based compensation expense of $14 million and increased professional fees of $10 million.

Depreciation and amortization. Depreciation and amortization expenses were $209.2 million in the nine months ended September 30, 2021, an increase of $19.1 million, or 10.0% from $190.1 million in the comparable prior period. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2020 and 2021 of approximately $16 million.

Investment gain. Investment gain of $30.0 million in the nine months ended September 30, 2020 relates to the gain on the sale of our investment in bill.com during the third quarter of 2020.

Other expense (income), net. Other expense, net was $3.7 million in the nine months ended September 30, 2021, compared to other income, net of $10.5 million in the nine months ended September 30, 2020. Other income in the nine months ended September 30, 2020 includes a $7 million favorable purchase price settlement from our Cambridge acquisition.

Interest expense, net. Interest expense, net was $92.3 million in the nine months ended September 30, 2021, a decrease of $7.2 million, or 7.2%, from $99.5 million in the comparable prior period. The decrease in interest expense is primarily due to decreases in LIBOR, partially offset by increased borrowings on our Credit Facility. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30,
(Unaudited)	2021	2020
Term loan A	1.61%	2.23%
Term loan B	1.85%	2.53%
Revolving line of credit A, B & C USD Borrowings	1.60%	2.27%
Revolving line of credit B GBP Borrowings	1.52%	1.79%
Foreign swing line	1.54%	1.73%
The average unused facility fee for the Credit Facility was 0.30% in the in the nine months ended September 30, 2021.
On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the nine months ended September 30, 2021, as a result of these swaps, we incurred additional interest expense of approximately $37.1 million or 2.45% over the average LIBOR rates on $2 billion of borrowings.

Provision for income taxes. The provision for income taxes and effective tax rate was $191.8 million and 23.8% in the nine months ended September 30, 2021, an increase of $66.9 million, or 53.5% change, from $125.0 million and 20.2%, respectively, in the comparable prior period. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings. The increase in the effective tax rate was primarily due to less excess tax benefit on stock option exercises in 2021 over the comparable period in 2020.
Net income. For the reasons discussed above, our net income was $614.5 million in the nine months ended September 30, 2021, an increase of $120.1 million, or 24.3% from $494.4 million in the nine months ended 2020.
Operating income and operating margin
Consolidated operating income. Operating income was $902.3 million in the nine months ended September 30, 2021, an increase of $223.9 million, or 33.0%, from $678.3 million in the comparable prior period. Our operating margin was 44.4% and 38.3% for the nine months ended September 30, 2021 and 2020, respectively. These increases were primarily driven by the write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020, increases in volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the impact of favorable fuel prices of approximately $33 million and favorable movements in foreign exchange rates of approximately $13 million These increases were partially offset by the unfavorable impact of fuel spread margins of $49 million.

For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.

North America segment operating income. North America operating income was $554.6 million in the nine months ended September 30, 2021, an increase of $182.4 million, or 49.0%, from $372.2 million in the comparable prior period. North America operating margin was 40.6% and 31.7% for the nine months ended September 30, 2021 and 2020, respectively. These increases were due primarily to the write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020, increases in volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the impact of favorable fuel prices of approximately $29 million and favorable movements in the foreign exchange rates of $4 million. These increases were partially offset by the unfavorable impact of fuel spread margins of $49 million.

Brazil segment operating income. Brazil operating income was $105.4 million in the nine months ended September 30, 2021, an increase of $1.0 million, or 0.9%, from $104.5 million in the comparable prior period. Brazil operating margin was 40.2% and 41.2% for the nine months ended September 30, 2021 and 2020, respectively. Brazil operating income benefited from the favorable impact of organic growth. These increases were offset by the unfavorable impact of foreign exchange rates of $6 million.

International segment operating income. International operating income was $242.2 million in the nine months ended September 30, 2021, an increase of $40.6 million, or 20.1%, from $201.6 million in the comparable prior period. International operating margin was 60.1% and 59.0% for the nine months ended September 30, 2021 and 2020, respectively. These increases were primarily due to an increase in transaction volume as the business recovered from the effects of the COVID-19 pandemic driving organic growth, the favorable impact of foreign exchange rates of $16 million and the favorable impact of fuel prices of $4 million.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At September 30, 2021, we had approximately $1.9 billion in total liquidity, consisting of approximately $650 million available under our Credit Facility (defined below) and unrestricted cash of $1.3 billion. Restricted cash represents primarily customer deposits in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card solutions and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2021, we had no additional liquidity under our Securitization Facility.
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

Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2021 and 2020 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2021	2020
Net cash provided by operating activities	$599.5	$1,214.7
Net cash used in investing activities	(621.8)	(74.6)
Net cash provided by (used in) financing activities	579.2	(1,221.9)
Operating activities. Net cash provided by operating activities was $599.5 million in the nine months ended September 30, 2021, a decrease from $1.2 billion in the comparable prior period. The decrease in operating cash flows was primarily due to unfavorable working capital movements primarily due to the timing of cash receipts and payments in the nine months ended September 30, 2021 over the comparable period in 2020.
Investing activities. Net cash used in investing activities was $621.8 million in the nine months ended September 30, 2021 compared to $74.6 million in the nine months ended September 30, 2020. The increased use of cash was primarily due to incremental cash paid for acquisitions in the nine months ended September 30, 2021 over the comparable period in 2020.
Financing activities. Net cash provided by financing activities was $579.2 million in the nine months ended September 30, 2021, compared to net cash used in financing activities of $1,221.9 million in the nine months ended September 30, 2020. The increase in net cash provided by financing activities was primarily due to increased net borrowings on our Credit Facility of $1,221 million and increased net borrowings on our Securitization Facility of $681 million, which were partially offset by an increase in cash used to repurchase common stock of $34 million in the nine months ended September 30, 2021 over the comparable period in 2020.
Capital spending summary
Our capital expenditures were $74.5 million in the nine months ended September 30, 2021, an increase of $19.4 million or 35.3%, from $55.0 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $5.66 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $1.150 billion as of September 30, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On April 24, 2020, we entered into the eighth amendment to the Credit Agreement to add a $250 million revolving D facility. On August 20, 2020, we determined that, due to a recovery in our business operations and other safeguards being in place, the revolving D facility was no longer necessary and the facility was terminated. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. On April 30, 2021, we entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.150 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.
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

At September 30, 2021, the interest rate on the term loan A was 1.58%, the interest rate on the term loan B was 1.83% and the interest rate on the revolving A facility and revolving B facility was 1.58%. The unused credit facility fee was 0.30% at September 30, 2021.
At September 30, 2021, we had $2.8 billion in borrowings outstanding on the term loan A, net of discounts, and $1.1 billion in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $3.7 million related to the revolving facilities as of September 30, 2021 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts of $12.2 million and debt issuance costs of $6.1 million related to our term loans at September 30, 2021.
During the nine months ended September 30, 2021, we made principal payments of $462 million on the term loans, $799 million on the revolving facilities, and $52 million on the swing line revolving facility.
As of September 30, 2021, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $37.1 million of losses from accumulated other comprehensive income into interest expense during the nine months ended September 30, 2021 as a result of these hedging instruments.
Securitization Facility
We are party to a $1.3 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. On November 13, 2020, we extended the Securitization Facility termination date to November 12, 2021, added an uncommitted accordion to increase the purchase limit by up to $500 million, revised obligor concentration limits and reserve calculations, added a 0.375% LIBOR floor and modified certain swing line terms. In addition, the program fee for LIBOR borrowings increased from 0.90% to 1.25% and the program fee for Commercial Paper Rate borrowings increased from 0.80% to 1.15%. On March 29, 2021, we amended the Securitization Facility to include a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. On September 15, 2021, the Company entered into the ninth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.0 billion to $1.3 billion. The maturity date for our Securitization Facility is March 29, 2024.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2021.
Stock Repurchase Program
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1.0 billion, to $5.1 billion. Since the beginning of the Program through September 30, 2021, 17,742,577 shares have been repurchased for an aggregate purchase price of $3.9 billion, leaving the Company up to $1.2 billion available under the Program for future repurchases in shares of its common stock.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2021, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2020. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by solution to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions):

	Revenues, net		Key Performance Metric
	Three Months Ended September 30,		Three Months Ended September 30,
(Unaudited)	2021*	2020*	2021*	2020*
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$288.7	$255.6	117.7	113.9
Impact of acquisitions/dispositions	—	(0.5)	—	(0.3)
Impact of fuel prices/spread	12.7	—	—	—
Impact of foreign exchange rates	5.3	—	—	—
As reported	$306.8	$255.1	117.7	113.6
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$165.6	$135.9	25,666	19,617
Impact of acquisitions/dispositions	—	(29.4)	—	(4,049)
Impact of fuel prices/spread	0.4	—	—	—
Impact of foreign exchange rates	2.8	—	—	—
As reported	$168.7	$106.5	25,666	15,567
TOLLS - TAGS
Pro forma and macro adjusted	$76.9	$67.6	6.0	5.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	2.2	—	—	—
As reported	$79.0	$67.6	6.0	5.4
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$85.2	$60.7	7.6	6.1
Impact of acquisitions/dispositions	—	(7.9)	—	(0.7)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$85.2	$52.9	7.6	5.4
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$48.6	$39.1	256.2	242.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$48.6	$39.1	256.2	242.7
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$65.4	$64.1	8.9	9.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1.8	—	—	—
As reported	$67.2	$64.1	8.9	9.9

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$730.3	$623.0	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(37.7)
Impact of fuel prices/spread[2]	13.1	—
Impact of foreign exchange rates[2]	12.1	—
As reported	$755.5	$585.3

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[2] Revenues reflect an estimated $17 million positive impact from fuel prices and approximately $12 million positive impact due to movements in foreign exchange rates, partially offset by $4 million negative impact from fuel price spreads.

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
Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations. as determined by GAAP. We believe it is useful to exclude non-cash share-based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share-based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses and recoveries (e.g. legal settlements, write-off of customer receivable, etc.), gains and losses on investments, and impairment charges do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these non-tax items.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2021	2020	2021	2020
Net income	$234,007	$188,817	$614,493	$494,365
Net income per diluted share	$2.80	$2.19	$7.24	$5.68
Stock-based compensation	16,453	11,905	52,085	35,069
Amortization[1]	56,381	49,078	158,482	146,995
Investment loss (gain)	—	1,330	(9)	(30,008)
Loss on extinguishment of debt	—	—	6,230	—
Integration and deal related costs	6,638	1,768	18,132	11,035
Restructuring and related (subsidies) costs	(568)	185	(1,922)	4,912
Legal settlements/litigation	561	2,048	5,619	(2,989)
Write-off of customer receivable[2]	—	—	—	90,058
Total pre-tax adjustments	79,465	66,313	238,617	255,072
Income taxes[3]	(19,114)	(13,196)	(48,193)	(45,581)
Adjusted net income	$294,358	$241,934	$804,917	$703,856
Adjusted net income per diluted share	$3.52	$2.80	$9.48	$8.09
Diluted shares	83,716	86,273	84,917	87,006

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•regulatory measures, voluntary actions, or changes in consumer preferences, that impact our transaction volume, including social distancing, shelter-in-place, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to contain and mitigate the spread of COVID-19 and the impact of vaccine mandates on our workforce and our suppliers and vendors;
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
As of September 30, 2021, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. FleetCor has opposed the FTC’s motion for a stay or to voluntarily dismiss, and argument is set for December 10, 2021. In the meantime, the FTC’s administrative action is stayed. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement, or the closure of these matters without further action.

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
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1.0 billion, to $5.1 billion. Since the beginning of the Program through September 30, 2021, 17,742,577 shares have been repurchased for an aggregate purchase price of $3.9 billion, leaving the Company up to $1.2 billion available under the Program for future repurchases in shares of its common stock.
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
The following table presents information as of September 30, 2021, with respect to purchases of common stock of the Company made during the three months ended September 30, 2021 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2021 through July 31, 2021	1,966	$256.48	16,186,061	$1,589,546
August 1, 2021 through August 31, 2021	1,504,181	$260.12	17,690,242	$1,198,275
September 1, 2021 through September 30, 2021	52,335	$265.92	17,742,577	$1,184,358

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Amended and Restated Bylaws of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on October 28, 2020)

10.1	Eighth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 29, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.2	Ninth Amendment to Credit Agreement, dated as of April 30, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.3*	Ninth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated September 15, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

10.4*	FLEETCOR Technologies, Inc. Amended and Restated 2010 Equity Compensation Plan, Key Employee Performance-Based Stock Option Certification to Ronald F. Clarke, dated September 30, 2021

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 8, 2021.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Charles R. Freund	Chief Financial Officer (Principal Financial Officer)
Charles R. Freund