Form 10-K
period 2021-12-31
FLEETCOR TECHNOLOGIES INC
filed 2022-03-01
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $20,626,107,735 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 18, 2022, there were 77,886,595 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 9, 2022 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2021

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•regulatory measures, voluntary actions, or changes in consumer preferences, that impact our transaction volume, including social distancing, shelter-in-place, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to contain and mitigate the spread of the coronavirus (COVID-19), including the potential impact of vaccination mandates in certain jurisdictions;
•the impact of macroeconomic conditions and whether expected trends, including retail fuel prices, fuel price spreads, fuel transaction patterns, electric vehicle, and retail lodging price trends develop as anticipated and we are able to develop successful strategies in light of these trends;
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
•the regulation, supervision, and examination of our business by foreign and domestic governmental authorities, as well as litigation and regulatory actions, including the lawsuit filed by the Federal Trade Commission (FTC);
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
Businesses spend an estimated $125 trillion each year with other businesses. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
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
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Our wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often used such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes. In addition to delivering meaningful value to our customers, our solutions also share several important and attractive business model characteristics such as:
•the majority of revenue is derived primarily from businesses that are customers, which tend to have relatively predictable, consistent volumes;
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
We are executing on a strategy of optimizing assets, leveraging similar selling methods, and bundling and cross-selling value-added solutions. We continue to enhance our solutions to displace disjointed payment methods, improve customers’ mobile and digital experiences, and extend utility. We actively market and sell to current and prospective customers leveraging a multi-channel, go-to-market approach, which includes comprehensive digital channels, direct sales forces and strategic partner relationships. We supplement our organic growth strategy and sales efforts by pursuing attractive acquisition opportunities, which serve to strengthen and extend our market positions and create value even faster. With a long, proven operating history, FLEETCOR now serves hundreds of thousands of business customers with millions of cardholders making payments to millions of vendors around the world.
FLEETCOR has three reportable segments, North America, International, and Brazil. We report these three segments as they reflect how we organize and manage our global employee base, manage operating performance, contemplate the differing regulatory environments across geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results. However, to help facilitate an understanding of our expansive range of solutions around the world, we describe them in two categories: Expense Management solutions, which help control and monitor employee spending, and Corporate Payments solutions, which simplify and automate vendor payments.
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
We utilize both proprietary and third-party payment acceptance networks to deliver our Expense Management solutions. In our proprietary networks, which tend to be geographically distinct, transactions are processed on applications and operating systems owned and operated by us, and only at select participating merchants with whom we have contracted directly for acceptance. These proprietary networks generally provide us with better economics, as we control more of the transaction, and richer data because of how the networks and point of sale software are configured. Third-party networks are operated by independent parties, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks. Mastercard and VISA are our primary third-party network partners in North America and Europe, respectively.
Fuel
We offer Fuel solutions to businesses and government entities who operate vehicle fleets. At the most basic level, we provide the measurement of fuel used and facilitate the payment for that fuel to the merchant, whether that fuel be diesel, gasoline, compressed natural gas, or electricity.
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
We utilize both proprietary and third-party networks to deliver our Fuel solutions. Our proprietary fuel networks are geographically distinct, and may also be unique to specific markets we serve, such as highway-based truck stops with high speed diesel pumps that can quickly refuel long-haul diesel trucks. We are actively expanding our proprietary networks in EV, including investing in EV partner companies, to accommodate EV charging in the U.S., U.K. and Europe. Many of our Fuel solutions also have additional purchasing capabilities as part of our "beyond fuel" program. We can enable the fuel card to allow customers to purchase non-fuel items such as oil, vehicle maintenance supplies and services, and building supplies, but with more control than a general-purpose credit card.
We also provide program management services to major oil companies, leasing companies and fuel marketers, which allow these partners to outsource the sales, marketing, credit, service, and system operations of their branded fuel card portfolios. Our fuel partners include British Petroleum (BP), Arco, Speedway, and Casey's and over 650 fuel marketers of all sizes.
Lodging
We offer Lodging solutions to businesses in North America that have employees who travel overnight for work purposes, to airlines and cruise lines globally to accommodate both their traveling crews and stranded passengers and to policyholders displaced from their homes due to damage or catastrophe on behalf of property insurance carriers. We provide access to deeply discounted hotel networks and may include customer-specific rate negotiation, the ability to customize the network to fit the customers’ specific travel needs and policies, enhanced controls and reporting, and audit and tax management services. The size, scale, and nature of our Lodging customer base enables us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and far below the rates available to the general public. Our Lodging solutions operate on our proprietary lodging networks, which includes a worldwide network of hotels across 136 countries. We also can secure hotel rooms outside our proprietary networks in our workforce and airline verticals, or private homes, in our insurance vertical, if required by our customers.
We use proprietary data management and payment processing systems to manage customer billings and reports, which combined with our discounted hotel network, provide customers with potential savings and increased visibility into their lodging costs. The integration of our processing systems with airline logistics and crew management systems enables us to deliver enhanced services to the travel industry vertical.
Tolls
Operated only in Brazil, we are the leading electronic toll payments provider to businesses and consumers in the form of radio frequency identification (RFID) tags affixed to vehicles’ windshields. Our Toll solution operates on our proprietary Sem PararTM network, which processes transactions for more than 6 million tagholders on 100% of the toll roads that accept RFID across Brazil. We provide convenience and faster travel for customers, while also reducing manual labor and cash handling at merchants’ toll booths. Our Toll solution also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.
Our tags may also be used at over 4,100 participating merchant locations to purchase goods and services, other than tolls, such as parking, fuel, car washes, and meals at drive-through restaurants, while in a vehicle. At merchant locations, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and throughput for merchants and eliminates the handling of cash.
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

AP Automation – We offer AP automation solutions with options that are purpose-built for the simplest, small business, to the most complex, large enterprise. We initiate, manage and guarantee payment of all company-approved bills to all domestic and international vendors through whichever payment modalities the vendors allow, such as automated clearing house (ACH), wire, check or payment card. For small/medium sized businesses (SMB), our offering is simple, modern bill pay with invoice scanning and automated workflows, which also integrates with popular accounting systems like QuickBooksTM. Our mid-market/enterprise option meets the needs of the most complex global enterprises with multiple organizational hierarchies, approval workflows, locations, bank accounts, robust on-demand reporting and seamless integration with Enterprise Resource Planning (ERP) systems. We also provide rich data on the remittance to the vendor, regardless of payment modality, which facilitates invoice reconciliations and payment posting. By automating the process of paying vendors, businesses of all sizes can reduce the time, costs and fraud risks associated with their payment processes, and focus more on operating their businesses.
Virtual Card – Our Virtual Card solution provides a single-use card number for a specific amount, usable within a defined timeframe. Virtual Cards provide enhanced security relative to checks while reducing total payment costs for our customers. Full remittance data accompanies each Virtual Card payment, providing significant reconciliation advantages to ACH payments. We have integrated our Virtual Card offering into most leading ERP systems, providing a seamless experience for AP personnel.
We have built a proprietary merchant acceptance network, which we believe is largest in the industry, that accepts our Virtual Card payments. Our merchant acceptance network is unique from all others, due to the nature of commercial Virtual Card acceptance. Each issuer negotiates directly with the merchant for acceptance, so other issuers’ virtual cards are not interchangeable. This network is managed with proprietary technology that allows us to continuously expand Virtual Card acceptance and optimize the amount of spend we can capture. The scale of this network, coupled with an in-house vendor enrollment service, is a competitive advantage. Our ERP integrations, application programming interface (API) capabilities, strategic vendor enrollment, and transaction management tools enable us to optimize our customers’ electronic payables programs.
Our Virtual Card operates solely on the Mastercard network. Our customers’ ERP systems are directly integrated with our issuing system, and merchants must be enrolled in our proprietary vendor network to accept our Virtual Card solution. This two-sided transaction, where both payor and receiver are both in our network, provides substantial payment security relative to paper checks or ACH.
Cross-Border – Our Cross-Border solution is used by our customers to pay international vendors, foreign office and personnel expenses, capital expenditures, and profit repatriation and dividends. We also offer hedging and risk management services to customers, which helps them manage the impact of volatile exchange rates in the course of doing business internationally.
Trade settlement and payment delivery is facilitated through a global network of correspondent banks, in-country payment gateways and technology providers, enabling us to send payments to recipients in over 200 countries and 145 currencies. Our customers rely on us to deliver personalized service and customer solutions, with a heavy focus on technology. We offer a proprietary trading and payments platform that we can "white label" for financial institutions looking to expand their cross-border payment capability, as well as a suite of API products that enables us to embed our full capability directly within the technology of both customers and partners. By utilizing transaction monitoring and watch list screening systems, we ensure payments are safe, secure, and meet all applicable regulatory requirements.
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
Additional Products
FLEETCOR provides several other payments solutions that, due to their nature or size, are not considered with our Expense Management and Corporate Payments solutions.
Gift
We provide fully integrated gift card program management and processing services to retailers in 60 countries, in both plastic and digital form. The gift cards are issued specifically for each customer under their specific brands and are generally accepted exclusively within their retail network, digitally or in-person.
Our Gift solutions include card design, production and packaging, delivery and fulfillment, card and account management, transaction processing, promotion development and management, website design and hosting, program analytics, and card distribution channel management. Our turnkey solution benefits our customers in the form of brand promotion, cardholder loyalty, increased sales, interest on prepaid balances, and breakage on abandoned card balances.

Other
Payroll Card – We offer a payroll card solution in North America in the form of a reloadable stored value card, that can be used instead of a paper payroll check. Our solution operates on the Mastercard payment network and the Allpoint ATM network, and the payroll cards are issued to our customers’ employees, and funded by the employees’ earned wages. As cardholders, the employees may present the payroll card as a form of payment for personal purchases, transfer funds to their bank account or withdraw funds from participating ATMs.
Fleet Maintenance – We provide a vehicle maintenance service solution that helps fleet customers to manage their vehicle maintenance, service, and repair needs in the U.K. This solution is provided through our proprietary maintenance and repair network, which processes transactions for fleet customers at over 8,900 service centers across the U.K. We also offer compliance service to the U.K.’s heavy goods (truck) operators, workshops and drivers.
Long-Haul Transportation Services – In addition to, and often in conjunction with, our Fuel solutions, we provide trucking companies in North America with various solutions and services specifically relevant to their industry including: road tax compliance analysis and reporting, permit procurement and cash movement and disbursement.
Benefits – In Mexico and Brazil, we offer prepaid food vouchers or cards that may be used as a form of payment in restaurants and grocery stores. Additionally, in Brazil, we offer prepaid transportation cards and vouchers that may be used by commuting employees as a form of payment on public transportation.
Sales and Distribution
We actively market and sell our solutions to current and prospective customers leveraging a multi-channel approach. This go-to-market strategy includes comprehensive digital channels, direct sales forces and strategic partner relationships. We have a robust, digital sales platform that enables our sales people to be more efficient by improving their prospecting efforts through web sourced leads. With the shift of customer behavior to the web for much of their consumer purchases, we have built and continue to expand online, end-to-end capability where the customers can buy, onboard and manage their accounts on their own. In our direct sales force channel, we acquire and manage the customer relationship, which has historically been either in-person or via telesales. Our capabilities are also offered through indirect sales channels (e.g., major oil companies and fuel marketers for Fuel, and retail establishments for Tolls) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across Fuel, Lodging, and Corporate Payments. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals, and new geographies faster and at a significantly lower cost.
With respect to our Tolls solution, we also place proprietary manned kiosks and unmanned vending machines in areas with high consumer foot traffic, such as shopping malls, to reach consumers. With respect to our Gift solutions, third-party distribution is generally provided by other companies, who are reliant on access to our systems to meet their distribution obligations.
We capitalize on our products’ specialization by deploying product-dedicated sales forces to target specific customer segments. As our solution set has expanded, we are also facilitating cross-selling and bundled product offerings to fully leverage our distribution capabilities, capture more spend and revenue from our existing customer base, and deliver more value to customers which should improve customer loyalty and retention.
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
•Our Corporate Payments solutions compete with similar offerings from financial institutions, American Express, Coupa, AvidXchange, Bill.com and Western Union Business Solutions.
•Our Fuel solutions compete with similar offerings from WEX, U.S. Bank Voyager Fleet Systems, Edenred, Sodexo, Alelo, Radius Payment Solutions and DKV.
•Our Lodging solutions compete with similar offerings from Egencia (American Express GBT), Hotel Engine, and in-house travel departments of large corporations and airlines.

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
•Proprietary Networks – Our specialized proprietary networks allow for unique data capture at the point of sale, providing an incremental value proposition to our customers. These proprietary networks also provide us with advantageous economics.
•Scalable Technology – Our easy-to-use platforms provide control and functionality for our customers and we can on-board incremental customer volume with very limited need for additional infrastructure.
•Diversification – Our solutions and geographic diversification are designed to provide stability through the “portfolio effect” when one geography or business is underperforming relative to the others. This allows FLEETCOR to deliver strong financial performance relative to competitors; continue to invest throughout business cycles; and reallocate resources to higher performing businesses.
Technology
Our technology provides continuous authorization of transactions, processing of critical account and customer information, and settlement between merchants, issuing companies, and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient, and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2021, we spent approximately $250 million in capital and operating expenses to operate, protect, and enhance our technology.
We operate several proprietary processing systems that provide features and functionality to run our card programs and solutions, including our card issuing, processing, and information services. Our processing systems also integrate with our proprietary networks, which provide brand awareness and connectivity to our acceptance locations that enables the “end-to-end” card acceptance, data capture, and transaction authorization capabilities of our card programs. Our proprietary processing systems and aggregation software are tailored to meet the unique needs of the individual markets they serve and enable us to create and deliver solutions that serve each of our industry verticals and geographies. Our technology platforms are comprised of four key components, which were primarily developed and are maintained in-house: (1) a core processing platform; (2) specialized software; (3) integrated network capabilities; and (4) a cloud-based architecture with proprietary APIs.
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
We continually seek to modernize and evolve our technology solutions through our core IT transformation initiatives. Our IT transformation initiatives are focused on three main pillars: (1) digital strategy; (2) core systems modernization; and (3) data. Our digital strategy is focused on streamlining a digital customer experience across all of our solutions, providing a seamless experience. Additionally, we are investing in modernizing our core transactional systems to make them more resilient, secure, and scalable. Our technology infrastructure is supported by highly-secure data centers, with redundant locations. We operate our primary data centers, located in Atlanta, Georgia; Prague, Czech Republic; Las Vegas, Nevada; Lexington and Louisville, Kentucky; São Paulo, Brazil; Toronto, Canada; and Moscow, Russia.
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

We maintain disaster recovery and business continuity plans, which benefited and continue to benefit us during the COVID-19 pandemic. Our telecommunications and internet systems have multiple levels of redundancy to ensure the reliability of network service. In 2021, we achieved over 99.9% up-time for authorizations globally.
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

Privacy and Information Security Regulations
We provide services that may be subject to various state, federal, and foreign privacy and information security laws and regulations, including, among others, the Gramm-Leach Bliley Act, the EU’s General Data Protection Regulation (GDPR) and its Network and Information Security directive, Canada’s Personal Information Protection and Electronic Documents Act, Brazil’s General Data Protection Law, California Consumer Privacy Act of 2018 (CCPA) and California Privacy Rights Act (CPRA), which will become operative on January 1, 2023, China's Personal Information Protection Law and pending laws in certain U.S. states including in Colorado and Virginia.
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
Anti-Money Laundering, Counter Terrorist, and Sanctions Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (BSA) and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and implementing regulations issued by the U.S. Treasury Department require financial-services providers to establish AML programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records. We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations. In addition to economic sanctions programs, we are also subject to a number of international laws and regulations focused on fighting terrorism and money laundering, including primarily:
•in Canada, Proceeds of Crime (Money Laundering) and Terrorist Financing Act (PCMLTFA);
•in Australia, as a registered remittance dealer with AUSTRAC, the Anti-Money Laundering and Counter-Terrorism Financing Act 2006 (AML/CTF Act);
•in the U.K., as a registered Electronic Money Institution with the Financial Conduct Authority, the Proceeds of Crime Act, 2002, and the Terrorism Act 2000;
•in Ireland, the Criminal Justice (Money Laundering and Terrorist Financing) Act 2010, as amended by Part 2 of the Criminal Justice Act 2013 and by the Criminal Justice (Money Laundering and Terrorist Financing) (Amendment) Act 2018; and
•in the EU, AML requirements promulgated under the 4th, 5th and 6th EU Anti-Money Laundering Directives.
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
Payment Card Industry Rules
In connection with certain services we provide for payment cards bearing the Mastercard brand, and to those acting as merchants accepting those cards, we must comply with the bylaws, regulations and requirements that are promulgated by Mastercard and other applicable payment-card organizations, including the Payment Card Industry Data Security Standard (PCI DSS), the Mastercard Site Data Protection Program (SDP) and other applicable data-security program requirements. A breach of such payment card network rules could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. The payment networks routinely update and modify their requirements. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop processing transactions on their networks. Our subsidiary, Comdata Inc., is PCI DSS 3.2 compliant.
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
Human Capital
As of December 31, 2021, FLEETCOR employed approximately 9,700 associates located in more than 15 countries around the world, with approximately 3,900 of those associates based in the U.S. At FLEETCOR, we strongly believe that talent is a strong determinant of the Company’s performance and success. Our values-driven people programs, practices and policies have been developed to ensure we are able to attract, retain and develop the quality of talent necessary to advance our key initiatives and achieve our strategic objectives. We are firmly committed to delivering a strong employee value proposition and unique employment experience to our associates which, in turn, should lead to better customer experiences and business outcomes.
Culture
Our culture has evolved through time, as the Company has grown considerably both organically and through acquisitions. Despite FLEETCOR’s expansive size and geographic scope, we seek to retain a strong entrepreneurial spirit, and share a common vision, mission and set of values, which together serve as cornerstones to our “One FLEETCOR” culture. Our values, listed below, are infused in all aspects of FLEETCOR, and guide our employee selection, behavior and interactions with both internal and external stakeholders:
•Innovation – figure out a better way
•Execution – get it done quickly
•Integrity – do the right thing
•People – we make the difference

•Collaboration – accomplish more together
Diversity, Inclusion and Belonging
Our focus on diversity, inclusion and belonging (DIB) is part of our successful “One FLEETCOR” culture. As of December 31, 2021, females represented approximately 53% of our global workforce and approximately 22% of our senior leadership team, while minorities comprised approximately 42% of our domestic workforce and approximately 14% of our senior leadership team.
Fostering a culturally diverse and inclusive environment and creating a true sense of belonging are among our top priorities. Our global diversity council, three regional councils and nine employee resource groups (ERGs) are dedicated to building diversity, inclusion and belonging into all aspects of our global operations. Sponsored by the Chairman of the Board and CEO, the councils and ERGs are vital to creating an environment where all employees are able to prosper. Our ERGs allow a safe space for traditionally underrepresented employees to connect and discuss experiences. The ERGs also provide FLEETCOR with perspectives on the unique needs and lived experiences of those who are traditionally underrepresented.
Employee Wellness
FLEETCOR’s benefits programs are designed to meet the evolving needs of a diverse workforce across the globe. Because we want our employees and their families to thrive, in additional to our regular benefit offerings, we focused on physical and mental well-being in 2021. During the year, we offered free, online fitness classes, sponsored the FLEETCOR Wellbeing Challenge, provided access to employee assistance programs in all regions, and celebrated Mental Health Awareness programs globally.
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
The Voice of the Employee
We continue to develop and refine our people programs based on feedback we receive directly from our workforce, which we gather through an annual survey of all employees globally. The participation rate for our 2021 annual survey was approximately 75%. Our employee engagement score in 2021 remained consistent (1 point lower) than our 2020 results. We are proud of these results during the continued COVID-19 pandemic and amid the great resignation. We believe our employee proposition remains strong and we continue to attract and retain top talent. We continue to share the detailed engagement scores across the organization, and analyze the results to understand differences by geography, demographics, job level, and leader, and to identify opportunities for further improvement. Throughout 2021, we conducted several additional pulse surveys to assess the ongoing engagement of our workforce.
In October 2020, FLEETCOR published its inaugural Corporate Responsibility & Sustainability Report (CRS Report), in which we provided detailed information about the Company’s views and approaches regarding environmental, social and governance issues. We published a 2021 CRS Report in January 2022, which contains information incremental to our inaugural report and is therefore intended to be read in conjunction with that report. Our 2021 CRS Report includes further details related to our global talent strategy, DIB metrics, employee wellness and talent development. We are currently preparing our third annual CRS Report for publication later this year. Our CRS Reports may be accessed electronically at https://investor.fleetcor.com, in the governance section.
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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2021. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	66	Chief Executive Officer and Chairman of the Board of Directors
Charles R. Freund	49	Chief Financial Officer
Alexey Gavrilenya	45	Group President—North America Fuel
Alan King	45	Group President—Europe, Australia and New Zealand Fuel
Armando L. Netto	53	Group President—Brazil
Alissa B. Vickery	44	Chief Accounting Officer
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
Charles R. Freund was appointed our Chief Financial Officer in September 2020, and has been with us since 2000. During his tenure with FLEETCOR, Mr. Freund has held numerous roles, including Executive Vice President of Corporate Strategy, Executive Vice President of Global Sales, President of Emerging Markets, Senior Vice President of Corporate Strategy, Vice President of U.K. Card Issuing, and Vice President of Business Development. Prior to joining us, Mr. Freund was a Consultant at Sibson Consulting.
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
Alissa B. Vickery is a Certified Public Accountant and was appointed our Chief Accounting Officer in September 2020. Mrs. Vickery joined FLEETCOR in 2011 and also serves as Senior Vice President of Accounting and Controls, with oversight of external reporting, technical accounting and internal audit. Prior to joining us, Mrs. Vickery held a Senior Director position at Worldpay and spent more than nine years in public accounting at Deloitte LLP and Arthur Andersen LLP, as a senior manager in the audit and assurance practice.

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

Risks related to our business and operations
The extent to which the outbreak of the novel strain of the coronavirus (COVID-19), the continuing spread of its variants and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
The novel strain of the coronavirus (COVID-19) and its variants have spread throughout the globe and have negatively impacted the macroeconomic environment, significantly increasing economic uncertainty. The outbreak has resulted in regulatory and other authorities periodically implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, as well as uncertainty regarding the scope or enforceability of vaccine mandates in certain jurisdictions. These measures have negatively impacted consumer and business spending and could continue to do so. In addition, these measures have adversely impacted and may further impact our ability, or the cost and expense incurred by us, to attract, retain, and develop our workforce, or otherwise impact our operations and the operations or workforces of our customers, suppliers and business partners. These measures may remain in place or return, as applicable, for significant periods of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
The spread of the coronavirus previously caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and subject to variations in infection levels in various jurisdictions, we may take renewed or further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. While vaccines are currently being administered around the world, vaccine availability, the distribution of vaccines, efficacy to new strains of the virus and the public's willingness to get vaccinated or receive booster doses could limit their impact and extend the duration of the pandemic. We continue to manage the business as appropriate in order to preserve our financial flexibility during this challenging time. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
In addition, any ongoing impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, inflation and increasing commodity prices, including fuel prices, interest rates and the ongoing impact of the pandemic on the global supply chain. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
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
For example, our transaction volume is generally correlated with general economic conditions and levels of spending, particularly in the U.S., Europe, Russia, Latin America, Australia and New Zealand, and the related amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business-related products and services by our customers. Similarly, prolonged adverse weather events, travel bans due to medical quarantine (such as the recent responses to the COVID-19 pandemic) or in response to natural catastrophes, especially those that impact regions in which we process a large number and amount of payment transactions, could adversely affect our transaction volumes. Likewise, recent political, investor and industry focus on greenhouse gas emissions and climate change issues may adversely affect the volume of transactions or business operations of the oil companies, merchants and truck stop owners with whom we maintain strategic relationships, which could adversely impact our business. In such event, we may not be able to successfully execute our EV strategy, which could further adversely impact our business.

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
We are subject to the credit risk of our customers which range in size from small sole proprietorships to large publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit-worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our Fuel customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment (including economic weakness caused by large-scale crises like the COVID-19 pandemic), we may experience increased customer defaults and preference claims by bankrupt customers. Additionally, the counterparties to the derivative financial instruments that we use in our international payments provider business to reduce our exposure to various market risks, including changes in foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This risk includes the exposure generated when we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us, we may be exposed to the value of an offsetting position with such counterparties for the derivatives or may bear financial risk for those receivables where we have offered trade credit. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition. For the years ended December 31, 2021 and 2020, our bad debt expense was $37.9 million and $158.5 million, or 3 bps and 15 bps of total billings, respectively.
Any decrease in our receipt of fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.
Our card solutions include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represent 4% of our consolidated revenue for the year ended December 31, 2021. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any restrictions on our ability to price our products and services could materially and adversely affect our revenue.
We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.
The market for our solutions is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in the North American Fuel solutions are small regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards, and major financial services companies that provide card services to major oil companies and petroleum marketers. Corporate Payments solutions faces a variety of competitors, some of which have greater financial resources, name recognition and scope and breadth of products and services. Competitors in the Lodging solution include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies. Our primary competitors in Europe, Australia and New Zealand are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers. Our primary competitors in Latin America are independent providers of fleet cards and vouchers for food, fuel, tolls, and transportation and major oil companies and providers of card outsourcing services to major oil companies and petroleum marketers who offer commercial fleet cards.
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
Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources than we do. In addition, our larger competitors may also have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. Many of our competitors provide additional and unrelated products and services to customers, such as treasury management, commercial lending and credit card processing, which allow them to bundle their products and services together and present them to existing customers with whom they have established relationships, sometimes at a discount. If price competition continues to intensify, we may have to increase the incentives that we offer to our customers, decrease the prices of our solutions or lose customers, each of which could adversely affect our operating results. In Fuel solutions, major oil companies, petroleum marketers and large financial institutions may choose to integrate fuel card services as a complement to their existing or complementary card products and services to adapt more quickly to new or emerging technologies, such as electric vehicles, and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.
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
In order to remain competitive and to continue to increase our revenues and earnings, we must continually and quickly update our services, a process that could result in higher costs and the loss of revenues, earnings and customers if the new services do not perform as intended or are not accepted in the marketplace.
The payments technology industry in which we compete is characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, mobile payment applications, e-commerce services and other new offerings emerging in the payments technology industry, including particularly with respect to electric vehicles. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payments technology markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete.
A decline in retail fuel prices or contraction in fuel price spreads could adversely affect our revenue and operating results.
We believe during the year ended December 31, 2021, approximately 12% of our consolidated revenue was directly influenced by the absolute price of fuel. Approximately 5% of our consolidated revenue during the year ended December 31, 2021 was derived from transactions where our revenue is tied to fuel price spreads. When our fleet customers purchase fuel, certain arrangements in our Fuel solutions generate revenue as a percentage of the fuel transaction purchase amount and other arrangements generate revenue based on fuel price spreads. The fuel price that we charge to any Fuel customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. The significant volatility in fuel prices can impact these revenues by lowering total fuel transaction purchase amounts and tightening fuel price spreads. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our Fuel customers, or the fuel price we charge to our Fuel customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The volatility is due to many factors outside our control, including new oil production or production slowdowns, supply and demand for oil and gas and market expectations of future supply and demand, political conditions, actions by OPEC and other major oil producing countries, speculative trading, government regulation, weather and general economic conditions. When such volatility leads to a decline in retail fuel prices or a contraction of fuel price spreads, our revenue and operating results could be adversely affected.
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
Our Cross-Border solution depends on our relationships with banks and other financial institutions around the world, which may impose fees, restrictions and compliance burdens on us that make our operations more difficult or expensive.
In our Cross-Border solution, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our solutions or by making it more cumbersome for businesses to do business with us. Any factors that increase the cost of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy (including restrictions arising out of the Russian and Ukrainian conflict) or higher tariffs, could negatively impact our revenues and harm our business. We may also have difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies.
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
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2021, approximately 37% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Canadian dollar, Russian ruble, Mexican peso, Czech koruna, Euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. In addition, a majority of the revenue from our international payments provider business is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. This solution also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us.
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
We have foreign operations in, or provide services for customers in more than 150 countries throughout North America, South America, Europe, Africa, Oceania and Asia. We also expect to seek to expand our operations into various additional countries in Asia, Europe and Latin America as part of our growth strategy.
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
Specifically, the current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Countries across the globe are instituting sanctions and other penalties against Russia – and those sanctions and penalties are evolving almost daily. We are unable to predict the impact sanctions will have on the global economy. Also, the recent exit of the U.K. from the European Union (often referred to as Brexit) may create significant administrative burdens and additional compliance costs for our European operations by interrupting or effectively terminating U.K.-based licenses that we hold to conduct financial transactions within the European Union. The uncertainty surrounding these events could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products globally.
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
We may incur substantial losses due to fraudulent use of our payment solutions.
Under certain circumstances, when we fund customer transactions, we may bear the risk of substantial losses due to fraudulent use of our payment solutions. We do not maintain insurance to protect us against such losses. We bear similar risk relating to fraudulent acts of employees or contractors, for which we maintain insurance. However, the conditions or limits of coverage may be insufficient to protect us against such losses.
Criminals are using increasingly sophisticated methods to engage in illegal activities involving financial products, such as skimming and counterfeiting payment cards and identity theft. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other payment solutions and services or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could have a material adverse effect on our business, financial condition and results of operations.
Our payment solutions' results are subject to seasonality, which could result in fluctuations in our quarterly net income.
Our Fuel and Payroll Card solutions are typically subject to seasonal fluctuations in revenues and profit, which are impacted during the first and fourth quarter each year by the weather, holidays in the U.S., Christmas being celebrated in Russia in January, and lower business levels in Brazil due to summer break and the Carnival celebration. Our Gift solutions are typically subject to seasonal fluctuations in revenues as a result of consumer spending patterns. Historically, Gift revenues have been strongest in the third and fourth quarters and weakest in the first and second quarters, as the retail industry has its highest level of activity during and leading up to the Christmas holiday season.
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
Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. The market for qualified individuals is competitive, especially in certain fields, including information technology, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. The loss of key personnel could materially adversely affect our business.
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
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’ and merchants’ operations, and therefore ours. See “Our fleet card business is dependent on several key strategic relationships, the loss of which could adversely affect our operating results.” and “If we are unable to maintain and expand our merchant relationships, our closed loop fleet card and lodging card businesses may be adversely affected.” Because our business depends on the level of activity in the oil industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for fuel. In such event, we may not be able to successfully execute our electric vehicle strategy, which could further adversely affect our business.
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
We are subject to claims and a number of judicial and administrative proceedings in the ordinary course of our operations, including employment-related disputes, contract disputes, intellectual property disputes, government inquiries, investigations, audits and regulatory proceedings, customer disputes and tort claims. Responding to proceedings may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such proceedings could have a material adverse effect on our business, reputation, financial condition and results of operations. Further, these types of matters could divert our management’s attention and other resources away from our business.In addition, from time to time, we have had, and expect to continue to receive, inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Any potential claims or any such inquiries or potential claims have resulted in, and may continue to result in, various audits, reviews and investigations, which can be time consuming and expensive. These types of inquiries, audits, reviews, and investigations could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, various forms of injunctive relief and redress, changes in personnel, and increased review and scrutiny by customers, regulatory authorities, the media and others, which could be significant and could have a material adverse effect on our business, reputation, financial condition and results of operations.
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
At December 31, 2021, we had approximately $6.0 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:
•we may have difficulty satisfying our obligations under our debt facilities and, if we fail to satisfy these obligations, an event of default could result;
•we may be required to dedicate a substantial portion of our cash flow from operations to required payments on our indebtedness, thereby reducing the availability of cash flow for acquisitions, working capital, capital expenditures and other general corporate activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Material Cash Requirements and Uses of Cash;”
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
•we may be more vulnerable than our less leveraged competitors to the impact of economic downturns and adverse developments in the industry in which we operate; and
•we are exposed to the risk of increased interest rates because certain of our borrowings are subject to variable or floating rates of interest.
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

The transition away from the London Interbank Offered Rate ("LIBOR") benchmark interest rate and the adoption of alternative benchmark reference rates could adversely affect our business, financial condition, results of operations and cash flows.
The majority of our indebtedness bears interest at a variable rate based on LIBOR. We have entered into hedging instruments to manage a portion of our exposure to fluctuations in the LIBOR benchmark interest rate, the last of which expires in December 2023. Effective January 1, 2022, the publication of LIBOR on a representative basis ceased for the one-week and two-month USD LIBOR settings and all sterling, yen, euros, and Swiss franc LIBOR settings. All other remaining USD LIBOR settings will cease July 1, 2023. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we have amended the Credit Agreement to provide for a transition from LIBOR to the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326% for sterling borrowings, the Euro Interbank Offered Rate (“EURIBOR”) for euro borrowings, and the Tokyo Interbank Offer Rate (“TIBOR”) for yen borrowings. We continue to monitor developments related to the upcoming transition from USD LIBOR to an alternative benchmark reference rate after June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to USD LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. At this time, the effects of the phase out of USD LIBOR and the adoption of alternative benchmark rates have not been fully determined. A failure to properly transition away from USD LIBOR could adversely affect the Company’s borrowing costs or expose the Company to various financial, operational and regulatory risks, which could affect the Company’s results of operations and cash flows.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results.
Our balance sheet includes goodwill and intangible assets that represent approximately 55% of our total assets at December 31, 2021. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, which may increase in the future in connection with new acquisitions. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings, which could materially negatively affect our operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved written comments regarding our periodic or current reports from the staff of the SEC.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Atlanta, Georgia where we lease approximately 46,500 square feet of office space. In addition to our headquarters, we have major operations located in Brentwood, Tennessee; Louisville, Kentucky; Lexington, Kentucky; and Peachtree Corners, Georgia. Our largest offices internationally are located in São Paulo, Brazil; Prague, Czech Republic; and Mexico City, Mexico. We lease all of the real property used in our business, except for our headquarters in Mexico City, which we own.

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits, and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the then-pending shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The appeal is pending, and the court held oral argument on February 10, 2022.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. The court also set a tentative trial date of June 7, 2022. In the meantime, the FTC’s administrative action is stayed. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement, or the closure of these matters without further action.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the ticker FLT. As of December 31, 2021, there were 218 holders of record of our common stock.
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
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1.0 billion, to $5.1 billion. Since the beginning of the Program through December 31, 2021, 20,068,498 shares have been repurchased for an aggregate purchase price of $4.4 billion, leaving the Company up to $0.7 billion available under the Program for future repurchases in shares of its common stock. There were 5,451,556 common shares totaling $1.4 billion in 2021; 3,497,285 common shares totaling $940.8 million in 2020 and 2,211,866 common shares totaling $636.8 million in 2019; repurchased under the Program.
On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. In January and February 2022, 1,510,027 shares were repurchased for an aggregate purchase price of $360.8 million, of which 1,066,015 shares with an aggregate purchase price of $256.5 million were repurchased pursuant to a 10b5-1 plan. As of March 1, 2022, the Company has up to $1.3 billion available under the Program for future repurchases of its common stock.
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
The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2021 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2021 through October 31, 2021	39	$273.27	17,742,616	$1,184,348
November 1, 2021 through November 30, 2021	—	$—	17,742,616	$1,184,348
December 1, 2021 through December 31, 2021	2,325,882	$229.35	20,068,498	$650,914

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 30, 2016, at the closing price ($141.52) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced Services and (iii) S&P 500.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/30/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
FleetCor Technologies, Inc.
Russell 2000
S&P Data Processing and Outsourced Services
S&P 500

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 6. (RESERVED)

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
The following discussion and analysis of our financial condition and results of operations generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. A detailed discussion of 2020 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Businesses spend an estimated $125 trillion each year with other businesses. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
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
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (including variants thereof, "COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had, and could continue to have, an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, vaccine mandates, facility closures, travel and logistics restrictions and general decreases in the level of consumer confidence and business activity. In 2020, our operations were negatively impacted by a significant decrease in the level of business activity across industries worldwide, which reduced the volume of payment services provided to our customers and revenue generated beginning during the second half of March 2020 and continuing through early 2021. In 2021, as described in more detail under “Results of Operations” below, we experienced a rebound in transaction volumes as the business recovered from the effects of the COVID-19 pandemic and the impact of incremental new sales, particularly as a result of the favorable impact of fuel prices and foreign exchange rates.
The COVID-19 pandemic continues to impact various aspects of the world economy and our customers. The extent to which the COVID-19 pandemic continues to impact our business operations, financial results, and liquidity into 2022 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and the geographies most affected; vaccine availability globally, the distribution of the vaccines, efficacy to new strains of the virus and the public's willingness to get vaccinated or receive booster doses, including potential disruptions impacting our suppliers and vendors resulting, directly or indirectly, from vaccine mandates and/or vaccine hesitancy; our response to the continued impact of the pandemic; the negative impact it has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its impact on our ability, or the cost and expense incurred by us, to successfully attract, retain and develop our workforce, its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; and actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.

Performance
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2021 and 2020 (in millions, except per share amounts).

	Year ended December 31,
	2021	2020
Revenues, net	$2,834	$2,389
Net income	$839	$704
Net income per diluted share	$9.99	$8.12
Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the years ended December 31, 2021 and 2020 (in millions, except per share amounts).

	Year Ended December 31,
	2021	2020
Adjusted net income	$1,110	$962
Adjusted net income per diluted share	$13.21	$11.09
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in 3 geographies, with approximately 87% of our business in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.
FLEETCOR has three reportable segments, North America, International, and Brazil. We report these three segments as they reflect how we organize and manage our global employee base, manage operating performance, contemplate the differing regulatory environments across geographies, and help us isolate the impact of foreign exchange fluctuations on our financial results. However, to help facilitate an understanding of our expansive range of solutions around the world, we describe them in two categories: Expense Management solutions, which help control and monitor employee spending, and Corporate Payments solutions, which simplify and automate vendor payments.
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
Revenues, net, by Segment. For the years ended December 31, 2021 and 2020, our segments generated the following revenue (in millions):

	Year ended December 31,
	2021		2020
	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$1,921.1	68%	$1,581.5	66%
Brazil	368.1	13%	344.2	14%
International	544.6	19%	463.1	19%
	$2,833.7	100%	$2,388.9	100%
*Columns may not calculate due to rounding.

Revenues, net, by Geography and Solution. Revenue by geography and solution category for the years ended December 31, 2021 and 2020 (in millions), was as follows:

	Year Ended December 31,
(Unaudited)	2021		2020
Revenues by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$1,785.2	63%	$1,467.5	61%
Brazil	368.1	13%	344.2	14%
United Kingdom	321.8	11%	262.9	11%
Other	358.6	13%	314.2	13%
Consolidated revenues, net	$2,833.7	100%	$2,388.9	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
(Unaudited)	2021		2020
Revenues by Solution Category*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$1,180.1	42%	$1,057.2	44%
Corporate Payments	600.0	21%	434.0	18%
Tolls	306.0	11%	292.0	12%
Lodging	309.6	11%	207.0	9%
Gift	179.5	6%	154.4	6%
Other	258.5	9%	244.3	10%
Consolidated revenues, net	$2,833.7	100%	$2,388.9	100%
*Columns may not calculate due to rounding.
We generate revenue in our Fuel solutions through a variety of program fees, including transaction fees, card fees, network fees and charges, as well as from interchange. These fees may be charged as fixed amounts, costs plus a mark-up, based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs also include other fees and charges associated with late payments and based on customer credit risk.
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
In our Tolls solution, the relevant measure of volume is average monthly tags active during the period. We primarily earn revenue from fixed fees for access to the network and ancillary services provided. We also earn interchange on certain non-toll products.
In our Lodging solutions, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the hotel for a given transaction and commissions paid by hotels. We may also charge fees for access to the network and ancillary services provided.
In our Gift solutions, we primarily earn revenue from the processing of gift card transactions sold by our customers to end users, as well as from the sale of the plastic cards. We may also charge fixed fees for ancillary services provided.
The remaining revenues represents other products that due to their nature or size, are not considered primary products. These include telematics offerings, fleet maintenance, food and transportation employee benefits related offerings, payroll cards and long-haul transportation services.

The following table provides revenue per key performance metric by solution category as reported and organically for the years ended December 31, 2021 and 2020 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Year Ended December 31,				Year Ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
FUEL
'- Revenues, net	$1,180	$1,057	$123	12%	$1,154	$1,059	$95	9%
'- Transactions	463	442	20	5%	463	443	20	4%
'- Revenues, net per transaction	$2.55	$2.39	$0.16	7%	$2.49	$2.39	$0.10	4%
CORPORATE PAYMENTS
'- Revenues, net	$600	$434	$166	38%	$589	$505	$84	17%
'- Spend volume	$92,368	$64,741	$27,627	43%	$92,368	$74,775	$17,592	24%
'- Revenues, net per spend $	0.65%	0.67%	(0.02)%	(3)%	0.64%	0.68%	(0.04)%	(6)%
TOLLS
- Revenues, net	$306	$292	$14	5%	$322	$292	$30	10%
- Tags (average monthly)	5.9	5.4	0.5	9%	5.9	5.4	0.5	9%
- Revenues, net per tag	$12.90	$13.43	$(0.53)	(4)%	$13.59	$13.43	$0.16	1%
LODGING
'- Revenues, net	$310	$207	$103	50%	$310	$248	$62	25%
'- Room nights	29	22	7	32%	29	25	4	15%
'- Revenues, net per room night	$10.63	$9.55	$1.08	11%	$10.62	$9.81	$0.81	8%
GIFT
'- Revenues, net	$179	$154	$25	16%	$179	$154	$25	16%
'- Transactions	1,187	1,045	142	14%	1,187	1,045	142	14%
'- Revenues, net per transaction	$0.15	$0.15	$—	—%	$0.15	$0.15	$—	—%
OTHER[1]
'- Revenues, net	$259	$244	$14	6%	$254	$244	$10	4%
'- Transactions	37	41	(4)	(10)%	37	41	(4)	(10)%
'- Revenues, net per transaction	$7.07	$6.00	$1.07	18%	$6.95	$6.00	$0.95	16%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$2,834	$2,389	$445	19%	$2,808	$2,502	$306	12%

[1] Other includes telematics, maintenance, food, payroll card and transportation related businesses.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP.

* Columns may not calculate due to rounding.
Organic revenue growth is a supplemental non-GAAP financial measure of operating performance. Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We believe that organic revenue growth on a macro-neutral, one-time item, and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of FLEETCOR.
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
Sources of Expenses
We incur expenses in the following categories:
•Processing—Our processing expense consists of expenses related to processing transactions, servicing our customers and merchants, credit losses and cost of goods sold related to our hardware and card sales in certain businesses.
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
•Provision for income taxes—Our provision for income taxes consists of corporate income taxes related primarily to profits resulting from the sale of our products and services on a global basis.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 63%, and 61% of our revenue in 2021 and 2020, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 12% and 11% of revenues, net were directly impacted by changes in fuel price in 2021 and 2020, respectively.
•Fuel price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We believe approximately 5% and 8% of revenues, net were directly impacted by fuel price spreads in 2021 and 2020, respectively.
•Acquisitions—Since 2002, we have completed over 90 acquisitions of companies, in addition to commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.
•Interest rates—Our results of operations are affected by interest rates. We are exposed to market risk changes in interest rates on our cash investments and debt. On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. The $1.0 billion interest rate swap matured in January 2022.
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
Acquisitions and Investments
2022
•In February 2022, we made two immaterial investments in an electric vehicle charging payments business and an electric vehicle data analytics business.
•In March 2022, we acquired a software business that streamlines disruption events for airline passengers.
2021
•On December 15, 2021, we completed the acquisition of a mobile fuel payments solution in Russia for an immaterial amount.
•On September 1, 2021, we completed the acquisition of ALE Solutions, Inc. (ALE), a U.S. based provider of lodging solutions to the insurance industry, for $421.8 million.
•On June 1, 2021, we completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for $459.8 million, including cash.
•On January 13, 2021, we completed the acquisition of Roger, which has been rebranded as Corpay One, a global accounts payable (AP) cloud software platform for small businesses, for $39.0 million.
•During 2021, we made an investment of $37.8 million in a joint venture in Brazil with CAIXA. We made investments in other businesses of $6.8 million.
2020
•On November 30, 2020, we completed the acquisition of a fuel card provider in New Zealand for an immaterial amount.
•On August 10, 2020, we completed the acquisition of a business in the lodging space in the U.S. for an immaterial amount.
Results from our ALE, AFEX, Roger and lodging acquisitions are reported in our North America segment from the dates of acquisition. Results from our Russia and New Zealand acquisitions are reported in our International segment from the date of acquisition.

Results of Operations
Year ended December 31, 2021 compared to the year ended December 31, 2020
The following table sets forth selected consolidated statements of income and selected operational data for the years ended December 31, 2021 and 2020 (in millions, except percentages)*.

	Year ended December 31, 2021	% of total revenue	Year ended December 31, 2020	% of total revenue	Increase (decrease)	% Change
Revenues, net:
North America	$1,921.1	67.8%	$1,581.5	66.2%	$339.5	21.5%
Brazil	368.1	13.0%	344.2	14.4%	23.8	6.9%
International	544.6	19.2%	463.1	19.4%	81.5	17.6%
Total revenues, net	2,833.7	100.0%	2,388.9	100.0%	444.9	18.6%
Consolidated operating expenses:
Processing	559.8	19.8%	596.4	25.0%	(36.5)	(6.1)%
Selling	262.1	9.2%	192.7	8.1%	69.4	36.0%
General and administrative	485.8	17.1%	374.7	15.7%	111.2	29.7%
Depreciation and amortization	284.2	10.0%	254.8	10.7%	29.4	11.5%
Other operating, net	(0.8)	—%	(2.0)	0.1%	1.2	(60.5)%
Operating income	1,242.6	43.8%	972.3	40.7%	270.3	27.8%
Investment gain	—	—%	(30.0)	(1.3)%	30.0	NM
Other expense (income), net	3.9	0.1%	(10.1)	(0.4)%	(13.9)	NM
Interest expense, net	113.7	4.0%	129.8	5.4%	(16.1)	(12.4)%
Loss on extinguishment of debt	16.2	0.6%	—	—%	16.2	NM
Provision for income taxes	269.3	9.5%	178.3	7.5%	91.0	51.0%
Net income	$839.5	29.6%	$704.2	29.5%	$135.3	19.2%
Operating income for segments:
North America	$762.6		$547.9		$214.7	39.2%
Brazil	154.3		148.1		6.2	4.2%
International	325.7		276.3		49.4	17.9%
Operating income	$1,242.6		$972.3		$270.3	27.8%
Operating margin for segments:
North America	39.7%		34.6%		5.1%
Brazil	41.9%		43.0%		(1.1)%
International	59.8%		59.7%		0.1%
Total	43.8%		40.7%		3.1%
*The sum of the columns and rows may not calculate due to rounding.
NM - not meaningful
Revenues, net
Our consolidated revenues were $2,833.7 million in 2021, an increase of $444.9 million, or 18.6%, from $2,388.9 million in 2020. Organically, consolidated revenues increased by approximately 12%. Consolidated revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic and the impact of incremental new sales. The increase was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $114 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenue for 2021 over 2020 of approximately $26 million, driven primarily by the favorable impact of fuel prices of $53 million and favorable changes in foreign exchange rates of approximately $18 million. These increases were partially offset by unfavorable fuel price spreads of approximately $46 million.

North America segment revenues, net
North America segment revenues were $1,921.1 million in 2021, an increase of $339.5 million, or 21.5%, from $1,581.5 million in 2020. Organically, North America segment revenues increased by approximately 13%. North America revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic and the impact of incremental new sales. The increase in North America revenues was also due to the impact of acquisitions completed in 2020 and 2021 of approximately $112 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenues for 2021 over 2020 of approximately $12 million, driven primarily by the favorable impact of fuel prices of approximately $47 million and favorable changes in foreign exchange rates of approximately $11 million in our cross-border payments business. These increases were partially offset by unfavorable fuel price spreads of approximately $46 million.
Brazil segment revenues, net
Brazil segment revenues were $368.1 million in 2021, an increase of $23.8 million or 6.9%, from $344.2 million in 2020. Organically, Brazil segment revenues increased by approximately 13%. Brazil revenues and organic growth increased primarily due to increases in toll tags sold as the business recovered from the effects of COVID-19 pandemic and the impact of incremental new sales. Organic growth was partially offset by the unfavorable impact of foreign exchange rates of approximately $19 million for 2021 over 2020.
International segment revenues, net
International segment revenues were $544.6 million in 2021, an increase of $81.5 million, or 17.6%, from $463.1 million in 2020. Organically, International segment revenues increased by approximately 10%. International revenues and organic growth increased primarily due to increases in transaction volume as the business recovered from the effects of the COVID-19 pandemic and the impact of incremental new sales. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our International segment revenues for 2021 over 2020 of approximately $33 million, driven primarily by favorable changes in foreign exchange rates of approximately $27 million primarily in our U.K. business, and the favorable impact of fuel prices of approximately $6 million.
Consolidated operating expenses
Processing. Processing expenses were $559.8 million in 2021, a decrease of $36.5 million, or 6.1%, from $596.4 million in 2020. The decrease in processing expenses was due to lower bad debt expense of approximately $121 million, which included a write-off of a customer receivable in our cross-border business of approximately $90 million in the first quarter of 2020.The remaining change in processing expense included incremental expenses of $48 million related to higher volumes processed and incremental expenses related to acquisitions completed in 2020 and 2021 of approximately $36 million.
Selling. Selling expenses were $262.1 million in 2021, an increase of $69.4 million or 36.0% from $192.7 million in 2020. Increases in selling expenses were primarily due to higher commissions and other variable costs due to increased sales volumes in 2021, incremental marketing and advertising spend, and incremental expenses related to acquisitions completed in 2020 and 2021 of approximately $27 million.
General and administrative. General and administrative expenses were $485.8 million in 2021,an increase of $111.2 million or 29.7% from $374.7 million in 2020. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2020 and 2021 of approximately $37 million, increased stock based compensation expense of $33 million, increased professional fees of $15 million and increased bonus expense of $9 million as the business emerged from the effects of the COVID-19 pandemic.
Depreciation and amortization. Depreciation and amortization expenses were $284.2 million in 2021, an increase of $29.4 million or 11.5% from $254.8 million in 2020. The increase was primarily due to expenses related to acquisitions completed in 2020 and 2021 of approximately $28 million.
Investment gain. Investment gain of $30 million in 2020 relates to the gain on the sale of our investment in Bill.com during the third quarter of 2020.
Other expense (income), net. Other expense, net was $3.9 million in 2021, as compared to other income, net of $10.1 million in 2020. Other income in 2020 includes a $7 million favorable purchase price settlement from our Cambridge acquisition.
Interest expense, net. Interest expense was $113.7 million in 2021, a decrease of $16.1 million or 12.4% from $129.8 million in 2020. The decrease in interest expense is primarily due to decreases in LIBOR and higher interest income due to higher rates earned on customer deposits and cash balances in certain foreign jurisdictions. The average interest rates paid on borrowings under our Credit Facility, excluding the related unused credit facility fees and swaps was as follows in 2021 and 2020.

(Unaudited)	2021	2020
Term loan A	1.60%	2.09%
Term loan B	1.85%	2.37%
Revolver line of credit A, B & C USD Borrowings	1.60%	2.12%
Revolver line of credit B GBP Borrowings	1.52%	1.77%
Foreign swing line	1.54%	1.65%
The average unused facility fee for the Credit Facility excluding the revolving D facility was 0.30% and 0.29% in 2021 and 2020, respectively.
On January 22, 2019, we entered into three interest rate swap contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During 2021, as a result of these swaps, we incurred additional interest expense of approximately $50 million or 2.46% over the average LIBOR rates on $2 billion of borrowings. In January 2022, $1.0 billion of our interest rate swaps matured.
Provision for income taxes. The provision for income taxes and effective tax rate were $269.3 million and 24.3% in 2021, an increase of $91.0 million, from $178.3 million and 20.2%, respectively, in 2020. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings. The increase in the effective tax rate was primarily due to less excess tax benefit on stock option exercises in 2021 over the comparable period in 2020.
Net income. For the reasons discussed above, our net income was $839.5 million in 2021, an increase of $135.3 million or 19.2% from $704.2 million in 2020.
Operating income and operating margin
Consolidated operating income. Operating income was $1,242.6 million in 2021, an increase of $270.3 million or 27.8% from $972.3 million in 2020. Our consolidated operating margin was 43.8% in 2021 and 40.7% in 2020. These increases were primarily driven by the write-off of a customer receivable in our cross-border payments business of approximately $90 million in the first quarter of 2020, increases in volume as the business recovered from the effects of the COVID-19 pandemic driving both organic growth and incremental sales, the impact of favorable fuel prices of approximately $53 million and favorable movements in foreign exchange rates of approximately $13 million. These increases were partially offset by the unfavorable impact of fuel spread margins of $46 million.
For the purpose of segment operating results, we calculate segment operating income by subtracting segment operating expenses from segment revenue. Segment operating margin is calculated by dividing segment operating income by segment revenue.
North America segment operating income. North America operating income was $762.6 million in 2021, an increase of $214.7 million or 39.2% from $547.9 million in 2020. North America operating margin was 39.7% in 2021 and 34.6% in 2020. These increases were primarily due to lower bad debt expense due mostly to the write-off of a customer receivable in our cross-border payments business of approximately $90 million in 2020; increases in volume as the business recovered from the effects of the COVID-19 pandemic driving both organic growth and incremental sales; and the impact of favorable fuel prices of approximately $47 million and favorable movements in the foreign exchange rates of $4 million. These increases were partially offset by the unfavorable impact of fuel spread margins of $46 million.
Brazil segment operating income. Brazil operating income was $154.3 million in 2021, an increase of $6.2 million or 4.2% from $148.1 million in 2020. Brazil operating margin was 41.9% in 2021 and 43.0% in 2020. Brazil operating income benefited from the favorable impact of organic growth and incremental sales. These increases were partially offset by the unfavorable impact of foreign exchange rates of $8 million. The lower operating margin was driven by incremental spending on sales in 2021 over 2020.
International segment operating income. International operating income was $325.7 million in 2021, an increase of $49.4 million, or 17.9% from $276.3 million in 2020. International operating margin was 59.8% in 2021 and 59.7% in 2020. The increases were primarily due to an increase in transaction volume as the business recovered from the effect of the COVID-19 pandemic, driving both organic growth and incremental sales, and the favorable impacts of foreign exchange rates of $17 million, primarily in our U.K. business, and fuel prices of $6 million.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.

Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At December 31, 2021, we had approximately $2.6 billion in total liquidity, consisting of approximately $1.1 billion available under our Credit Facility (defined below) and unrestricted cash of $1.5 billion. Restricted cash primarily represents customer deposits in our Comdata business in the U.S., as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card products and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2021, we had no additional liquidity under our Securitization Facility.
The Company has determined that outside basis differences associated with our investment in foreign subsidiaries would not result in a material deferred tax liability, and consistent with our assertion that these amounts continue to be indefinitely reinvested, have not recorded incremental income taxes for the additional outside basis differences.
We cannot assure you that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and unpredictability of the ongoing COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020.

	Year ended December 31,
(in millions)	2021	2020
Net cash provided by operating activities	$1,197.1	$1,472.6
Net cash used in investing activities	(715.9)	(106.2)
Net cash provided by (used in) financing activities	343.9	(1,416.8)
Operating activities. Net cash provided by operating activities was $1,197.1 million in 2021, a decrease from $1,472.6 million in 2020. The decrease in operating cash flows was primarily due to unfavorable working capital movements due to the timing of cash receipts and payments in 2021 over 2020.
Investing activities. Net cash used in investing activities was $715.9 million in 2021, an increase from $106.2 million in 2020. The increased use of cash was primarily due to incremental cash paid for acquisitions in 2021 over 2020.
Financing activities. Net cash provided by financing activities was $343.9 million in 2021, compared to net cash used in financing activities of $1,416.8 million in 2020. The increase in net cash provided by financing activities was primarily due to increased net borrowings on our Credit Facility of $1,702 million and increased net borrowings on our Securitization Facility of $689 million, which were partially offset by an increase in cash used to repurchase common stock of $506 million in 2021 over 2020.
Capital spending summary
Our capital expenditures were $111.5 million in 2021, an increase of $33.1 million or 42.2%, from $78.4 million in 2020. The increased size of the business due to acquisitions, as well as continued investments in technology, resulted in an increase in capital spending.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $6.41 billion Credit Agreement (the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the “Credit Facility”) consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $1.9 billion as of December 31, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million for borrowings in U.S. Dollars, Euros,

British Pounds, Japanese Yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. On April 30, 2021, the Company entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.15 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. On November 16, 2021, the Company entered into the tenth amendment to the Credit Agreement to provide for LIBOR replacement rates for Euros, British Pounds and Japanese Yen borrowings. On December 22, 2021, the Company entered into the eleventh amendment to the Credit Agreement. The amendment increased the amount of the term loan B facility by $750 million. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues as follows: For loans denominated in U.S. Dollars, Australian Dollars or New Zealand Dollars, based on the British Bankers Association LIBOR Rate (the “Eurocurrency Rate”), in British Pounds, based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326%, in Euros, based on the Euro Interbank Offered Rate (“EURIBOR”), or in Japanese Yen, at the Tokyo Interbank Offer Rate (“TIBOR”) plus a margin based on a leverage ratio, or our option (for U.S. Dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans and at the Base Rate plus 0.75% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the credit facility.
At December 31, 2021, the interest rate on the term loan A was 1.60%, the interest rate on the term loan B was 1.85% and the interest rate on the revolving A facility was 1.61%. There were no amounts outstanding under the revolving B facility at December 31, 2021. The unused credit facility fee was 0.30% for all revolving facilities at December 31, 2021.
The term loans are payable in quarterly installments due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the option of one, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than twenty business days after such loan is made.
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
At December 31, 2021, we had $2.8 billion in borrowings outstanding on term loan A, net of discounts, and $1.9 billion in borrowings outstanding on term loan B, net of discounts, as of December 31, 2021. We have unamortized debt issuance costs of $3.3 million related to the revolving facilities as of December 31, 2021 recorded within other assets in the Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs related to the term loans of $16.7 million and $8.5 million at December 31, 2021, respectively. The effective interest rate incurred on term loans was 1.79% during 2021 related to the discount on debt.
During 2021, we made principal payments of $508 million on the term loans, $2.0 billion on the revolving facilities, and $65.6 million on the swing line revolving facility.
As of December 31, 2021, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $50 million of losses from accumulated other comprehensive loss into interest expense during the year ended December 31, 2021 as a result of these hedging instruments. The maturity dates of the swap contracts are January 31, 2022 for $1 billion, January 31, 2023 for $500 million and December 19, 2023 for $500 million. In January 2022, $1.0 billion of our interest rate swaps matured.
Securitization Facility
We are a party to a $1.3 billion receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been multiple amendments to the Securitization

Facility. On September 15, 2021, the Company entered into the ninth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.0 billion to $1.3 billion. On March 29, 2021, the Company entered into the eighth amendment to the Securitization Facility. The amendment included a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. The maturity date for the Company's Securitization Facility is March 29, 2024.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2021.
Stock Repurchase Program
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through stock repurchases. The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1.0 billion, to $5.1 billion. Since the beginning of the Program through December 31, 2021, 20,068,498 shares have been repurchased for an aggregate purchase price of $4.4 billion, leaving the Company up to $0.7 billion available under the Program for future repurchases in shares of its common stock. There were 5,451,556 common shares totaling $1.4 billion in 2021; 3,497,285 common shares totaling $940.8 million in 2020 and 2,211,866 common shares totaling $636.8 million in 2019; repurchased under the Program.
On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. In January and February 2022, 1,510,027 shares were repurchased for an aggregate purchase price of $360.8 million, of which 1,066,015 shares with an aggregate purchase price of $256.5 million were repurchased pursuant to a 10b5-1 plan. As of March 1, 2022, the Company has up to $1.3 billion available under the Program for future repurchases of its common stock.
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
See the Summary of Significant Accounting Policies footnote on page 59 of this Form 10-K for additional information.
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
Payment Services
Our primary performance obligation for the majority of our payment solutions (Corporate Payments, Fuel, Lodging, and Gift, among others) is to stand-ready to provide authorization and processing services (payment services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, we allocate and recognize variable consideration in the period we have the contractual right to invoice the customer. For the tolls payment solution, our primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments.

Gift Card Products and Services
Our Gift solutions deliver both stored value cards and e-cards (cards), and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards is recognized (gross of the underlying cost of the related card, recorded in processing expenses within the Consolidated Statements of Income) at the point in time when control passes to our customer, which is generally upon shipment.
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
In addition, in our cross-border payments business, we write foreign currency forward and option contracts for our customers to facilitate future payments in foreign currencies. The duration of these derivative contracts at inception is generally less than one year. We aggregate our foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedge the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value related to these instruments are recorded in revenues, net in the Consolidated Statements of Income.
Refer to the Revenue footnote on page 66 of this Form 10-K for additional information.
Financial Instruments-Credit Losses. Our current expected credit loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. Our financial assets subject to credit losses are primarily trade receivables. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. Refer to the Financial Instruments-Credit Losses section in the Summary of Significant Accounting Policies footnote on page 60 of this Form 10-K for additional information.
Impairment of goodwill and indefinite-lived assets. We complete an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. We first perform a qualitative assessment of certain of our reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. We then perform the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. Estimates critical to our evaluation of goodwill for impairment include forecasts for revenues, net, and earnings before interest, taxes, depreciation and amortization (EBITDA) growth, and long-term growth rates, as well as the discount rates. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
We also evaluate indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. We test for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to our evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in our evaluation of trade names, projected revenue growth and projected long-term growth rates in the determination of terminal values. An impairment loss is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
Refer to the Impairment of long-lived assets, intangibles and investments section in the Summary of Significant Accounting Policies footnote on page 60 of this Form 10-K and the Goodwill and Other Intangible Assets footnote on page 76 of this Form 10-K for additional information.
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
We account for uncertainty in income taxes recognized in an entity’s financial statements and prescribe thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. We include any estimated interest and penalties on tax related matters in income tax expense. Refer to the Income Taxes footnote on page 81 of this Form 10-K for additional information.
Business combinations. Business combinations completed by us have been accounted for under the acquisition method of accounting, which requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date. The excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed represents goodwill. The results of the acquired businesses are included in our results of operations beginning from the completion date of the transaction.
The estimates we use to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates, contract renewal estimates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name.
While we use our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in our Consolidated Statements of Income. We also estimate the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Refer to the Acquisitions footnote on pages 73 of this Form 10-K for additional information and the Goodwill and Other Intangible Assets footnote 76 of this Form 10-K for additional information.
Stock based compensation. We routinely grant employee stock options and restricted stock awards/units as part of employee compensation plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Options granted have vesting provisions ranging from one to five years and vesting is generally based on the passage of time, performance or market conditions, or a combination of these. We use the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards. Awards of restricted stock and restricted stock units generally have vesting provisions of one to four years and vesting is generally based on the passage of time, performance or market conditions, or a combination of these. The fair value of restricted stock where the shares vest based on the passage of time or performance is based on the grant date fair value of our stock. The fair value of restricted stock units granted with market based vesting conditions is estimated using the Monte Carlo simulation valuation model. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years over which the requisite service is expected to be rendered. For performance-based and restricted stock awards/units and performance-based stock option awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock based compensation expense and our results of operations could be materially affected. Refer to the Stock Based Compensation section in the Summary of Significant Accounting Policies footnote on page 63 of this Form 10-K and Stock Based Compensation footnote on page 70 of this Form 10-K for additional information.

Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of debt obligations and related interest payments, along with lease obligations. Refer to the Debt footnote on page 78 and Leases footnote on page 83 of this Form 10-K for more information. The Company estimates interest payments for our interest rate swap cash flow contracts (the "swap contracts"), using the fixed interest rate on each swap less the one month LIBOR rate in effect on our term loans at December 31, 2021, are expected to be $26.5 million and $12.7 million in 2022 and 2023, respectively.
Deferred income tax liabilities as of December 31, 2021 were approximately $564.4 million. Refer to Income Taxes footnote on page 81 of this Form 10-K for more information. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2021, we had approximately $47.0 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.
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
We use adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. We also believe that integration and deal related costs and one-time non-recurring expenses, gains, losses, and impairment charges do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these non-tax items. Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by U.S. generally accepted accounting principles, or U.S. GAAP. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures, and our calculation thereof may not be comparable to that reported by other companies.
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

Reconciliation of Non-GAAP Revenue and Key Performance Metric by Solution to GAAP. Set forth below is a reconciliation of organic growth by component, calculated using pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue		Key Performance Indicators
	Year Ended December 31,*		Year Ended December 31,*
(Unaudited)	2021	2020	2021	2020
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$1,154	$1,059	463	443
Impact of acquisitions/dispositions	—	(2)	—	(1)
Impact of fuel prices/spread	7	—	—	—
Impact of foreign exchange rates	20	—	—	—
As reported	$1,180	$1,057	463	442

CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$589	$505	92,368	74,775
Impact of acquisitions/dispositions	—	(71)	—	(10,034)
Impact of fuel prices/spread	1	—	—	—
Impact of foreign exchange rates	10	—		—
As reported	$600	$434	92,368	64,741

TOLLS - TAGS
Pro forma and macro adjusted	$322	$292	6	5
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(16)	—	—	—
As reported	$306	$292	6	5

LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$310	$248	29	25
Impact of acquisitions/dispositions	—	(41)	—	(4)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$310	$207	29	22

GIFT - TRANSACTIONS
Pro forma and macro adjusted	$179	$154	1,187	1,045
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$179	$154	1,187	1,045

OTHER[1] - TRANSACTIONS
Pro forma and macro adjusted	$254	$244	37	41
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	4	—	—	—
As reported	$259	$244	37	41

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$2,808	$2,502	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(114)
Impact of fuel prices/spread[2]	8	—
Impact of foreign exchange rates[2]	18	—
As reported	$2,834	$2,389

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, payroll card and transportation related businesses.
[2] Revenues reflect an estimated $53 million positive impact from fuel prices, partially offset by an approximately $46 million negative impact from fuel price spreads. Revenues were also positively impacted by favorable movements in foreign exchange rates of approximately $18 million.

Reconciliation of Non-GAAP Organic Growth by Segment to GAAP. Set forth below is a reconciliation of organic growth by segment, calculated using pro forma and macro adjusted revenue to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue
	Year Ended December 31,*
(Unaudited)	2021	2020
NORTH AMERICA
Pro forma and macro adjusted	$1,909	$1,694
Impact of acquisitions/dispositions	—	(112)
Impact of fuel prices/spread	1	—
Impact of foreign exchange rates	11	—
As reported	$1,921	$1,582

BRAZIL
Pro forma and macro adjusted	$387	$344
Impact of acquisitions/dispositions	—	—
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	(19)	—
As reported	$368	$344

INTERNATIONAL
Pro forma and macro adjusted	$511	$465
Impact of acquisitions/dispositions	—	(2)
Impact of fuel prices/spread	6	—
Impact of foreign exchange rates	27	—
As reported	$545	$463

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$2,808	$2,502
Impact of acquisitions/dispositions	—	(114)
Impact of fuel prices/spread	8	—
	18	—
As reported	$2,834	$2,389

* Columns may not calculate due to rounding.

Reconciliation of Non-GAAP Measures. Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Year Ended December 31,
(Unaudited)	2021	2020
Net income	$839,497	$704,216
Net income per diluted share	$9.99	$8.12
Stock based compensation	80,071	43,384
Amortization[1]	215,456	196,106
Net loss on disposition of assets/business	—	294
Investment gain	(9)	(30,008)
Loss on extinguishment of debt	16,194	—
Integration and deal related costs	30,632	12,020
Restructuring and related (subsidies) costs	(2,103)	4,215
Legal settlements/litigation	5,772	(144)
Write-off of customer receivable[2]	—	90,058
Total pre-tax adjustments	346,013	315,926
Income taxes[3]	(75,703)	(57,914)
Adjusted net income	$1,109,807	$962,228
Adjusted net income per diluted share	$13.21	$11.09
Diluted shares	84,061	86,719

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Represents a bad debt loss in the first quarter of 2020 from a large client in our cross-border payments business entering voluntary bankruptcy due to the extraordinary impact of the COVID-19 pandemic.

[3] Represents provision for income taxes of pre-tax adjustments. 2021 year includes remeasurement of deferreds due to the increase in UK corporate tax rate from 19% to 25% of $6.5 million. 2020 year includes a tax reserve adjustment related to prior year tax positions of $9.8 million.

* Columns may not calculate due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency risk
Foreign Earnings
Our international businesses expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international businesses were 37.0%, 38.6% and 39.8% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2021 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2021 by approximately $48.0 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. When exchange rates and currency positions as of December 31, 2020 and 2019 were used to perform this sensitivity analysis, the analysis indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2020 and 2019 by approximately $42.4 million and $47.7 million, respectively. We have utilized International and Brazil segment operating income as a proxy for foreign earnings.
Unhedged Cross-Currency Risk
With our cross-border payment solutions, we have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our cross-border payments provider business. The majority of cross-border payments revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In our cross-border payment solutions, we also write foreign currency forward and option contracts for customers to facilitate future payments. The duration of these derivative contracts at inception is generally less than one year. We aggregate foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedge (economic hedge) the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.
Interest rate risk
We are exposed to the risk of changing interest rates on our cash investments and on the unhedged portion of our variable rate debt. As of December 31, 2021, we had $4.9 billion of variable rate debt outstanding under our Credit Agreement. See Note 11 of the accompanying consolidated financial statements for information about the Credit Agreement. We use derivative financial instruments to reduce our exposure related to changes in interest rates. In January 2019, we entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55% maturing on January 31, 2022, January 31, 2023 and December 19, 2023, respectively. For each of these swap contracts, we will receive one month LIBOR. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under U.S. GAAP. See Note 17 of the accompanying consolidated financial statements for information about the swap contracts.
If market interest rates had increased or decreased an average of 100 basis points and assuming we had an outstanding balance on our credit facility and term loans of $2.9 billion not fixed by interest rate swap contracts at December 31, 2021, our interest expense would have changed by approximately $29.0 million. Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2020 and 2019, if market interest rates had increased or decreased an average of 100 basis points, our interest expense would have changed by approximately $16.0 million and $20.2 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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
Fuel price spread risk
From our merchant and network relationships, we derive revenue from the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant or network for the same transaction. For certain of our payment products, the price paid to a merchant or network is calculated as the merchant’s wholesale cost of fuel plus a markup. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. Accordingly, if fuel price spreads contract, we may generate less revenue, which could adversely affect our operating results. The impact of volatility in fuel spreads is somewhat mitigated by our agreements with certain merchants, where the price paid to the merchant is equal to cost plus a markup or a percentage of the transaction purchase price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FLEETCOR Technologies, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
At December 31, 2021, the Company’s goodwill was $5.1 billion. As discussed in Note 2 to the consolidated financial statements, the Company completes an impairment test of goodwill at least annually or more frequently if facts and circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level and involves estimating the fair value of each identified reporting unit which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies.
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

Accounting for Business Combinations
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, on June 1, 2021 and September 1, 2021, the Company completed the acquisitions of Associated Foreign Exchange Holdings, Inc. (AFEX) and ALE Solutions, Inc. (ALE) for total estimated purchase consideration of $418.7 million and $421.8 million, respectively. The acquisitions were accounted for as business combinations. The Company recorded intangible assets from these acquisitions, including customer relationship intangible assets of $220.7 million in the AFEX acquisition and $117.7 million in the ALE acquisition. The Company used the excess earnings method to estimate the preliminary fair value of customer relationships, which is based on management’s estimates and assumptions.
Auditing the preliminary fair values of the AFEX and ALE customer relationship intangible assets was complex and subjective due to the estimation uncertainty in determining customer attrition rates which had a significant impact on the estimated fair values. The customer attrition rates are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the acquisitions, including valuation of customer relationship intangible assets. Our tests included controls over the estimation processes and models to estimate the fair values of the above identified intangible assets, as well as controls over management’s review of the valuation methodologies and significant assumptions discussed above.
To test the estimated fair values of the customer relationship intangible assets, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodologies, testing the significant assumptions, and testing the completeness and accuracy of underlying data. For example, we compared the fair value allocated to customer relationship intangible assets relative to the purchase price to publicly available comparable transactions. With the assistance of our valuation specialists, we evaluated the valuation methodologies, and the customer attrition rates used within the models. This included understanding and validating the source information underlying the determination of the attrition rates and testing the mathematical accuracy of the calculations. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in customer attrition rates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

Atlanta, Georgia
March 1, 2022

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,520,027	$934,900
Restricted cash	730,668	541,719
Accounts and other receivables (less allowance for credit losses of $98,719 at December 31, 2021 and $86,886 at December 31, 2020)	1,793,274	1,366,775
Securitized accounts receivable—restricted for securitization investors	1,118,000	700,000
Prepaid expenses and other current assets	326,079	412,924
Total current assets	5,488,048	3,956,318
Property and equipment, net	236,294	202,509
Goodwill	5,078,978	4,719,181
Other intangibles, net	2,335,385	2,115,882
Investments	52,016	7,480
Other assets	213,932	193,209
Total assets	$13,404,653	$11,194,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,406,350	$1,054,478
Accrued expenses	369,054	282,681
Customer deposits	1,788,705	1,175,322
Securitization facility	1,118,000	700,000
Current portion of notes payable and lines of credit	399,628	505,697
Other current liabilities	208,614	250,133
Total current liabilities	5,290,351	3,968,311
Notes payable and other obligations, less current portion[1]	4,460,039	3,097,580
Deferred income taxes	566,291	498,154
Other noncurrent liabilities[1]	221,392	275,123
Total noncurrent liabilities	5,247,722	3,870,857
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 127,113,023 shares issued and 78,879,551 shares outstanding at December 31, 2021; and 126,448,078 shares issued and 83,666,163 shares outstanding at December 31, 2020	127	126
Additional paid-in capital	2,878,751	2,749,900
Retained earnings	6,256,442	5,416,945
Accumulated other comprehensive loss	(1,464,616)	(1,363,158)
Less treasury stock (48,233,471 shares and 42,781,915 shares at December 31, 2021 and 2020, respectively)	(4,804,124)	(3,448,402)
Total stockholders’ equity	2,866,580	3,355,411
Total liabilities and stockholders’ equity	$13,404,653	$11,194,579

[1]Recast 2020 to reflect long term deferred revenue in other noncurrent liabilities, to conform to current year presentation.
See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues, net	$2,833,736	$2,388,855	$2,648,848
Expenses:
Processing	559,819	596,363	530,669
Selling	262,118	192,732	204,806
General and administrative	485,830	374,678	407,210
Depreciation and amortization	284,197	254,802	274,210
Other operating (income) expense, net	(784)	(1,985)	523
Operating income	1,242,556	972,265	1,231,430
Investment (gain) loss, net	(9)	(30,008)	3,470
Other expense (income), net	3,858	(10,055)	93
Interest expense, net	113,705	129,803	150,048
Loss on extinguishment of debt	16,194	—	—
Total other expense	133,748	89,740	153,611
Income before income taxes	1,108,808	882,525	1,077,819
Provision for income taxes	269,311	178,309	182,746
Net income	$839,497	$704,216	$895,073
Basic earnings per share	$10.23	$8.38	$10.36
Diluted earnings per share	$9.99	$8.12	$9.94
Weighted average shares outstanding:
Basic shares	82,060	84,005	86,401
Diluted shares	84,061	86,719	90,070

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$839,497	$704,216	$895,073
Other comprehensive loss:
Foreign currency translation losses, net of tax	(144,543)	(367,249)	(15,855)
Net change in derivative contracts, net of tax	43,085	(23,444)	(42,752)
Total other comprehensive loss	(101,458)	(390,693)	(58,607)
Total comprehensive income	$738,039	$313,523	$836,466

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2018	$123	$2,306,843	$3,817,656	$(913,858)	$(1,870,584)	$3,340,180
Net income	—	—	895,073	—	—	895,073
Other comprehensive loss from currency exchange, net of tax of $0	—	—	—	(58,607)	—	(58,607)
Acquisition of common stock	—	(42,000)	—	—	(652,909)	(694,909)
Share-based compensation expense	—	60,953	—	—	—	60,953
Issuance of common stock	1	168,925	—	—	—	168,926
Balance at December 31, 2019	124	2,494,721	4,712,729	(972,465)	(2,523,493)	3,711,616
Net income	—	—	704,216	—	—	704,216
Other comprehensive loss from currency exchange, net of tax	—	—	—	(390,693)	—	(390,693)
Acquisition of common stock	—	75,000	—	—	(924,909)	(849,909)
Share-based compensation expense	—	43,384	—	—	—	43,384
Issuance of common stock	2	136,795	—	—	—	136,797
Balance at December 31, 2020	126	2,749,900	5,416,945	(1,363,158)	(3,448,402)	3,355,411
Net income	—	—	839,497	—	—	839,497
Other comprehensive loss, net of tax	—	—	—	(101,458)	—	(101,458)
Acquisition of common stock	—	—	—	—	(1,355,722)	(1,355,722)
Share-based compensation expense	—	80,071	—	—	—	80,071
Issuance of common stock	1	48,780	—	—	—	48,781
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$839,497	$704,216	$895,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,571	65,181	62,784
Stock based compensation	80,071	43,384	60,953
Provision for losses on accounts and other receivables	37,919	158,549	74,309
Amortization of deferred financing costs and discounts	6,831	6,486	5,106
Amortization of intangible assets and premium on receivables	208,625	189,620	211,426
Deferred income taxes	11,026	15,668	37,883
Loss on extinguishment of debt	16,194	—	—
Investment (gain) loss	(9)	(30,008)	3,470
Other non-cash operating income	(784)	(1,985)	522
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts receivable and other receivables	(731,137)	264,140	(196,028)
Prepaid expenses and other current assets	186,268	(14,521)	(185,391)
Other assets	36,832	12,656	(6,792)
Accounts payable, accrued expenses and customer deposits	430,159	59,203	198,756
Net cash provided by operating activities	1,197,063	1,472,589	1,162,071
Investing activities
Acquisitions, net of cash acquired	(602,120)	(80,787)	(448,277)
Purchases of property and equipment	(111,530)	(78,425)	(75,170)
Proceeds from disposal of investment	—	52,963	—
Other	(2,281)	—	(255)
Net cash used in investing activities	(715,931)	(106,249)	(523,702)
Financing activities
Proceeds from issuance of common stock	48,781	136,797	168,925
Repurchase of common stock	(1,355,722)	(849,910)	(694,909)
Borrowings (payments) on securitization facility, net	418,000	(270,973)	84,973
Deferred financing costs paid and debt discount	(38,920)	(2,637)	(2,868)
Proceeds from issuance of notes payable	1,900,000	—	700,000
Principal payments on notes payable	(507,500)	(175,285)	(138,500)
Borrowings from revolver	1,910,000	1,243,500	1,811,509
Payments on revolver	(1,978,851)	(1,496,907)	(2,292,349)
(Payments) borrowings on swing line of credit, net	(51,049)	(1,042)	52,996
Other	(811)	(344)	52
Net cash provided by (used in) financing activities	343,928	(1,416,801)	(310,171)
Effect of foreign currency exchange rates on cash	(50,984)	(148,157)	(17,854)
Net increase (decrease) in cash and cash equivalents and restricted cash	774,076	(198,618)	310,344
Cash and cash equivalents and restricted cash, beginning of year	1,476,619	1,675,237	1,364,893
Cash and cash equivalents and restricted cash, end of year	$2,250,695	$1,476,619	$1,675,237
Supplemental cash flow information
Cash paid for interest	$132,504	$126,460	$178,417
Cash paid for income taxes	$229,721	$165,315	$200,525

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021
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
To help facilitate an understanding of our expansive range of solutions around the world, we describe them in two categories: Expense Management solutions and Corporate Payments solutions. Our Expense Management solutions can help control and monitor employee spending and includes Fuel, Tolls, and Lodging. These solutions are purpose-built to provide customers with greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our Corporate Payments solutions, which simplify and automate payments, are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies can save time, cut costs, and manage B2B payment processing more efficiently with our suite of Corporate Payment solutions, including accounts payable (AP) automation, virtual cards, cross-border payments, purchasing and T&E cards. The Company also provides several other payments solutions, including Gift and other B2B payment solutions.
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
We utilize both proprietary and third-party payment acceptance networks to deliver our solutions. In our proprietary networks, which tend to be geographically distinct, transactions are processed on applications and operating systems owned and operated by us, and only at select participating merchants with whom we have contracted directly for acceptance. Third-party networks are operated by independent parties, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks. Mastercard and VISA are our primary third-party network partners in North America and Europe, respectively.
We actively market and sell our solutions to current and prospective customers leveraging a multi-channel approach. This go-to-market strategy includes comprehensive digital channels, direct sales forces and strategic partner relationships. Our capabilities are also offered through indirect sales channels (e.g., major oil companies and fuel marketers for Fuel, and retail establishments for Tolls) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across Fuel, Lodging, and Corporate Payments. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals, and new geographies faster and at a significantly lower cost.
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

The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2021, 2020, and 2019 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Financial Instruments-Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with ASC 326. The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. At December 31, 2021 and 2020, approximately 96% and 97%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for credit losses when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
Business Combinations
Business combinations completed by us have been accounted for under the acquisition method of accounting, which requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date. The excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed represents goodwill. The results of the acquired businesses are included in our results of operations beginning from the completion date of the transaction.
The estimates the Company uses to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. The Company uses information available to us to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates, contract renewal estimates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name.
While the Company uses our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in our Consolidated Statements of Income. The Company also estimates the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. The Company periodically reviews the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.
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
The Company completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. The Company first performs a qualitative assessment of certain of its reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The Company then performs the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, to its fair value which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. Estimates critical to the Company’s evaluation of goodwill for impairment include the discount rates, forecasts for revenues, net and earnings before interest, taxes, depreciation and amortization (EBITDA) growth, and long-term growth rates. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
Based on the goodwill asset impairment analysis performed quantitatively as of October 1, 2021, the Company determined that the fair value of each of its reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $76.7 million, $51.6 million and $49.8 million in 2021, 2020 and 2019, respectively. Amortization expense for software totaled $46.7 million, $40.2 million and $37.2 million in 2021, 2020 and 2019, respectively.
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
Foreign Currency
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange (losses) gains, which are recorded within other (income) expense, net in the Consolidated Statements of Income for the years ended December 31 as follows (in millions):

	2021	2020	2019
Foreign exchange (losses) gains	$(3.7)	$2.9	$0.7

The Company recorded foreign currency losses on long-term intra-entity transactions included as a component of foreign currency translation (losses) gains, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31 as follows (in millions):

	2021	2020	2019
Foreign currency losses on long-term intra-entity transactions	$44.4	$219.8	$88.1
Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates. The Company also uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers and enters into cross currency derivative contracts with banking partners to mitigate foreign exchange risk associated with customer derivative contracts.
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
In the Company's cross-border payments business, it writes foreign currency forward and option contracts for its customers to facilitate future payments. The Company recognizes current cross-border payments derivatives in prepaid expenses and other current assets and other current liabilities and derivatives greater than one year in other assets and other noncurrent liabilities in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 17.

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
The following table presents the Company’s spot trade assets and liabilities at their fair value for the years ended December 31, 2021 and 2020 (in millions):

	December 31, 2021			December 31, 2020
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$1,185.9	$(1,057.7)	$128.2	$521.5	$(478.2)	$43.3
Liabilities
Accounts Payable	$1,199.5	$(1,057.7)	$141.8	$527.5	$(478.2)	$49.3
Stock Based Compensation
The Company routinely grants employee stock options and restricted stock awards/units as part of employee compensation plans. Stock options are granted with an exercise price equal to the fair market value on the date of grant. Options granted have vesting provisions ranging from one to five years and vesting of the options is generally based on the passage of time, performance or market conditions, or a combination of these. Stock option grants are subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options. Option forfeitures are accounted for upon occurrence. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant.
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares generally have vesting provisions of one to four years. The fair value of restricted stock where the shares vest based on the passage of time or performance is based on the grant date fair value of the Company’s stock.
The fair value of stock options and restricted stock units granted with market based vesting conditions is estimated using the Monte Carlo simulation valuation model. The risk-free interest rate and volatility assumptions used within the Monte Carlo simulation valuation model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the market based stock option awards.
For performance-based restricted stock awards/units and performance-based stock option awards, the Company must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.
Stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of years over which the requisite service is expected to be rendered.
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt, using the effective interest method and are included within interest expense. The Company capitalized additional debt issuance costs of $2.3 million associated with refinancing its Credit Facility and Securitization Facility in 2021 and $2.6 million in 2020. At December 31, 2021 and 2020, the Company had net deferred financing costs of $5.8 million and $6.4 million, respectively, related to the revolver under the Credit Facility and the Securitization Facility, each recorded within prepaid expenses and other current assets, on the Consolidated Balance Sheets. At December 31, 2021 and 2020, the Company had deferred financing costs of $16.7 million and $7.1 million, respectively, related to the term notes under the Credit Facility, recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and notes payable and other obligations, less current portion, respectively, in the Consolidated Balance Sheets.

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.
Accounts Receivable
The Company maintains a $1.3 billion revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to multi-seller banks and asset-backed commercial paper conduits (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2021	2020
Gross domestic unsecuritized accounts receivables	$994,063	$719,675
Gross domestic securitized accounts receivable	1,118,000	700,000
Gross foreign receivables	897,930	733,986
Total gross receivables	3,009,993	2,153,661
Less allowance for credit losses	(98,719)	(86,886)
Net accounts and securitized accounts receivable	$2,911,274	$2,066,775
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our cross-border payment business during the year ended December 31, 2020. The Company's estimated expected credit losses as of December 31, 2020, included estimated adjustments for economic conditions related to COVID-19. A rollforward of the Company’s allowance for credit losses related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Allowance for credit losses beginning of year	$86,886	$70,890	$59,963
Provision for credit losses	37,919	158,549	74,309
Write-offs	(35,868)	(146,063)	(67,732)
Recoveries	13,459	9,603	4,798
Impact of foreign currency	(3,677)	(6,093)	(448)
Allowance for credit losses end of year	$98,719	$86,886	$70,890
Advertising
The Company expenses advertising costs as incurred. Advertising expense was $54.8 million, $28.5 million and $33.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Reclassifications and Adjustments
During 2021, the Company identified and corrected an immaterial error in the presentation of Deferred income taxes and changes in Accounts payable, accrued expenses and customer deposits, both presented within Net cash provided by operating activities, in our prior year Consolidated Statement of Cash Flows. The impact of this correction for the year ended December 31, 2020 was an increase to the adjustment to reconcile net income to net cash provided by operating activities related to deferred income taxes of $30.8 million, with a corresponding decrease to changes in accounts payable, accrued expenses and customer deposits in operating activities of $30.8 million. The impact to net cash provided by operating activities in the Consolidated Statement of Cash Flows was $0.
Additionally, certain disclosures for prior periods have been reclassified to conform with current year presentation.
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
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements. The Company will transition from LIBOR to the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326% for sterling borrowings, the Euro Interbank Offered Rate for euro borrowings, and the Tokyo Interbank Offer Rate for yen borrowings. The Company has availed itself to the practical expedients related to any changes in the reference rate related to our debt and interest rate swaps. Cross currency derivatives are not impacted by this ASU.
Pending Adoption of Recently Issued Accounting Standards
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) ("ASU 2021-08"), which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. The Company will adopt this ASU on January 1, 2022, and the adoption is not expected to have a material impact on the Company's results of operations, financial condition, or cash flows.

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
Gift Card Products and Services
The Company’s Gift solutions deliver both stored value cards and e-cards (cards), and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored valued cards is recognized (gross of the underlying cost of the related card, recorded in processing expenses within the Consolidated Statements of Income) at the point in time when control passes to the Company's customer, which is generally upon shipment.
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
In addition, in its cross-border payments business, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value related to these instruments are recorded in revenues, net in the Consolidated Statements of Income.
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
Revenues from contracts with customers, within the scope of Topic 606, represents approximately 75% of total consolidated revenues, net, for the year ended December 31, 2021.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue, net by solution (in millions) as of and for the years ended December 31 (in millions):

Revenues by Solution Category*[1]	2021	2020	2019
Fuel	$1,180.1	$1,057.2	$1,173.0
Corporate payments	600.0	434.0	450.0
Tolls	306.0	292.0	357.2
Lodging	309.6	207.0	212.6
Gift	179.5	154.4	180.2
Other	258.5	244.3	275.9
Consolidated revenues, net	$2,833.7	$2,388.9	$2,648.8
*Columns may not calculate due to rounding.
 1Reflects certain reclassifications of revenue between solution categories as the Company realigned its Corporate Payments solution, resulting in reclassification of Payroll Card revenue from Corporate Payments to Other.
The table below presents the Company's revenues, net by geography as of and for the years ended December 31 (in million).

Revenues by Geography	2021	2020	2019
United States (country of domicile)	$1,785.2	$1,467.5	$1,595.3
Brazil	368.1	344.2	427.9
United Kingdom	321.8	262.9	275.2
Other	358.6	314.2	350.4
Consolidated revenues, net	$2,833.7	$2,388.9	$2,648.8
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $73.7 million and $73.0 million as of December 31, 2021 and 2020, respectively. We expect to recognize approximately $43.3 million of these amounts in revenues within 12 months and the remaining $30.4 million over the next five years as of December 31, 2021. The amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized. Revenue recognized for the year ended December 31, 2021, that was included in the deferred revenue contract liability as of January 1, 2021, was approximately $41.0 million.
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

In order to determine the appropriate amortization period for contract costs, the Company considered a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization will be recorded as selling expense in the Company’s Consolidated Statements of Income. The amortization of contract acquisition costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income. Amortization of capitalized contract costs recorded in selling expense was $16.0 million, $15.3 million and $14.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within prepaid expenses and other current assets and other assets in the Company’s Consolidated Balance Sheets. The Company had capitalized costs to obtain a contract of $16.1 million and $15.1 million within prepaid expenses and other current assets and $38.9 million and $37.2 million within other assets in the Company’s Consolidated Balance Sheets, for the year ended December 31, 2021 and 2020, respectively.
The Company has recorded $76.6 million, $65.5 million and $76.4 million of expenses related to sales of equipment in processing expenses within the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, respectively.
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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2021, the Company’s contracts with customers did not contain a significant financing component.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2021 and 2020, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Repurchase agreements	$477,069	$—	$477,069	$—
Money market	43,023	—	43,023	—
Certificates of deposit	958	—	958	—
Foreign exchange contracts	120,859	—	120,859	—
Total assets	$641,909	$—	$641,908	$—
Cash collateral for foreign exchange contracts	$25,881	$—	$—	$—
Liabilities:
Interest rate swaps	$(30,733)	$—	$(30,733)	$—
Foreign exchange contracts	89,925	—	89,925	—
Total liabilities	$59,192	$—	$59,192	$—
Cash collateral obligation for foreign exchange contracts	$24,803	$—	$—	$—

December 31, 2020
Assets:
Repurchase agreements	$446,116	$—	$446,116	$—
Money market	48,227	—	48,227	—
Certificates of deposit	188	—	188	—
Foreign exchange contracts	155,846	—	155,846	—
Total assets	$650,377	$—	$650,377	$—
Cash collateral for foreign exchange contracts	$18,229	$—	$—	$—
Liabilities:
Interest rate swaps	$87,873	—	$87,873	—
Foreign exchange contracts	140,272	—	140,272	—
Total liabilities	$228,145	$—	$228,145	$—
Cash collateral obligation for foreign exchange contracts	$38,569	$—	$—	$—
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
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2021 and 2020.

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
The Company regularly evaluates the carrying value of its investments and during the first quarter of 2019, determined that the fair value of its telematics investment was below cost and recorded an impairment of the investment of $15.7 million based on observable price changes. Since initial date of the telematics investments, the Company has recorded cumulative impairment losses of $136.3 million. The Company sold its remaining investment in the second quarter of 2019. Refer to Note 16. The carrying amount of investments without readily determinable fair values is $52.0 million at December 31, 2021.
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
5. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On July 27, 2021, the Board increased the aggregate size of the Program by $1.0 billion, to $5.1 billion. Since the beginning of the Program through December 31, 2021, 20,068,498 shares have been repurchased for an aggregate purchase price of $4.4 billion, leaving the Company up to $0.7 billion available under the Program for future repurchases in shares of its common stock. There were 5,451,556 common shares totaling $1.4 billion in 2021; 3,497,285 common shares totaling $940.8 million in 2020 and 2,211,866 common shares totaling $636.8 million in 2019; repurchased under the Program.
On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. In January and February 2022, 1,510,027 shares were repurchased for an aggregate purchase price of $360.8 million, of which 1,066,015 shares with an aggregate purchase price of $256.5 million were repurchased pursuant to a 10b5-1 plan. As of March 1, 2022, the Company has up to $1.3 billion available under the Program for future repurchases of its common stock.
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
6. Stock Based Compensation
The Company accounts for stock based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company has a Stock Incentive Plan (the "Plan"), pursuant to which the Company's board of directors is permitted to grant equity to employees and directors. Under the Plan, a maximum of 16.75 million shares of our common stock is approved to be issued for grants of restricted stock and stock options. At December 31, 2021, there were 1.4 million shares available to be granted under the Plan.
The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to share-based payments recognized for the years ended December 31 (in thousands):

	2021	2020	2019
Stock options	$30,057	$23,407	$32,736
Restricted stock	50,014	19,977	28,217
Stock-based compensation	$80,071	$43,384	$60,953
The tax benefits recorded on stock based compensation expense and upon the exercises of options were $32.8 million, $70.6 million and $61.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of December 31, 2021 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$80,305	1.60
Restricted stock	28,349	0.76
Total	$108,654
Stock Options
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2018	7,616	$117.58	5,174	$98.39		$518,954
Granted	431	244.35			$57.99
Exercised	(1,482)	115.53				255,242
Forfeited	(302)	167.35
Outstanding at December 31, 2019	6,263	124.38	5,137	109.03		1,022,860
Granted	503	215.36			$53.18
Exercised	(1,681)	80.84				322,823
Forfeited	(121)	194.61
Outstanding at December 31, 2020	4,964	146.69	3,994	130.37		626,107
Granted	1,097	261.85			$72.84
Exercised	(592)	82.50				83,686
Forfeited	(22)	230.14
Outstanding at December 31, 2021	5,447	$176.52	3,798	$145.18		$257,707
Expected to vest at December 31, 2021	1,648	$248.75

The following table summarizes information about stock options outstanding at December 31, 2021 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$35.04 – $196.18	3,618	0.13	3,444
$199.75 – $202.83	123	0.19	102
$205.28 – $216.18	90	1.52	42
$224.99 – $231.70	261	1.85	91
$248.28 – $252.50	233	1.24	109
$256.55 – $261.27	1,039	2.20	1
$263.21 – $319.55	83	3.00	9
	5,447		3,798
The aggregate intrinsic value of stock options exercisable at December 31, 2021 was $302.9 million. The weighted average remaining contractual term of options exercisable at December 31, 2021 was 4.3 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2021	2020	2019
Risk-free interest rate	0.45%	0.37%	2.40%
Dividend yield	—	—	—
Expected volatility	34.44%	31.00%	26.40%
Expected life (in years)	4.0	3.9	3.7
The weighted-average remaining contractual life for options outstanding was 4.7 years at December 31, 2021.
The fair value of performance options granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during the year ended December 31 as follows. There were no performance options granted with market based vesting conditions in 2020 or 2019.

2021
Risk-free interest rate	0.59%
Dividend yield	—
Expected volatility	36.10%
Expected life (in years)	3.3
Restricted Stock
The fair value of restricted stock units granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during 2019. There were no restricted stock shares granted with market based vesting conditions in 2021 or 2020.

2019
Risk-free interest rate	1.48%
Dividend yield	—
Expected volatility	25.40%
Expected life (in years)	2.36

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	174	$190.73
Granted	232	212.79
Cancelled	(49)	225.96
Issued	(114)	206.05
Outstanding at December 31, 2019	243	246.34
Granted	171	252.36
Cancelled	(100)	249.17
Issued	(140)	227.20
Outstanding at December 31, 2020	174	265.29
Granted	215	272.59
Cancelled	(38)	265.76
Issued	(73)	258.13
Outstanding at December 31, 2021	278	$278.57

7. Acquisitions
Subsequent to 2021
In February 2022, the Company made two investments in an electric vehicle charging payments business and an electric vehicle data analytics business. In March 2022, the Company acquired a software business that streamlines disruption events for airline passengers. These acquisitions are not expected to be material to the financial results of the Company. The Company financed these acquisitions using a combination of available cash and borrowings under its existing Credit Facility.
2021 Acquisitions
ALE
On September 1, 2021, the Company completed the acquisition of ALE Solutions, Inc. (ALE), a U.S. based provider of lodging solutions to the insurance industry, for a net purchase price of $421.8 million. The purpose of this acquisition is to expand the Company's lodging business into the insurance vertical. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $18.3 million. These noncompete agreements were accounted for separately from the business acquisition. Accounting for the preliminary fair values of the ALE customer relationship intangible asset was subjective due to the uncertainty in estimating customer attrition rates, which had a significant impact on the estimated fair values. The customer attrition rates are forward-looking and could be affected by future economic and market conditions. Specific assumptions that are still being evaluated include customer attrition rates, expected useful lives of definite lived intangible assets, and the measurement of uncertain tax positions.
The following table summarizes the preliminary acquisition accounting for ALE (in thousands):

Current assets	$180,951
Long term assets	10,121
Goodwill	131,771
Intangibles	180,500
Current liabilities	(73,031)
Noncurrent liabilities	(8,479)
Aggregate purchase price	$421,833

The estimated preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	Indefinite	$18,800
Proprietary Technology	4	14,400
Lodging Network	20	700
Customer Relationships	15	146,600
		$180,500
AFEX
On June 1, 2021, the Company completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for $459.8 million. This includes $210.3 million of cash and cash equivalents and $178.7 million of restricted cash, resulting in a net purchase price of $70.7 million. The purpose of this acquisition is to further expand the Company's cross-border payment solutions. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $4.1 million. These noncompete agreements were accounted for separately from the business acquisition. Accounting for the preliminary fair values of the AFEX customer relationship intangible asset was subjective due to the uncertainty in estimating customer attrition rates, which had a significant impact on the estimated fair values. The customer attrition rates are forward-looking and could be affected by future economic and market conditions. Specific assumptions that are still being evaluated include customer attrition rates, expected useful lives of definite lived intangible assets, and the measurement of uncertain tax positions.
The following table summarizes the preliminary acquisition accounting for AFEX (in thousands):

Trade and other receivables	$8,159
Prepaid expenses and other current assets	108,402
Property, plant and equipment	1,723
Other long term assets	51,074
Goodwill	254,399
Intangibles	242,300
Accounts payable and accrued expenses	(39,234)
Other current liabilities	(81,430)
Customer deposits	(375,049)
Other noncurrent liabilities	(99,614)
Aggregate purchase price	$70,730
The estimated preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2	$5,400
Proprietary Technology	4	11,800
Banking Relationships	20	1,800
Licenses	20	2,600
Customer Relationships	10	220,700
		$242,300

Roger
On January 13, 2021, the Company completed the acquisition of Roger, rebranded Corpay One, a global accounts payable (AP) cloud software platform for small businesses, for $39.0 million, net of cash acquired. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
The following table summarizes the final acquisition accounting for Roger (in thousands):

Accounts and other receivables	$110
Prepaid expenses and other current assets	37
Other assets	28
Goodwill	34,359
Other intangibles	5,400
Current liabilities	(925)
Deferred income taxes	(6)
Aggregate purchase price	$39,003
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Proprietary Technology	10	$4,800
Customer Relationships	9	600
		$5,400
Other
On December 15, 2021, the Company acquired a mobile fuel payments solution in Russia for a net purchase price of $5.0 million. The results from the acquisition are reported in the International segment. During 2021, the Company made an investment of $37.8 million in a joint venture in Brazil with CAIXA. The Company made investments in other businesses of $6.8 million. The Company financed the investments using a combination of available cash and borrowings under its existing credit facility.
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

The following table summarizes the final acquisition accounting for these combined acquisitions (in thousands):

Trade and other receivables	$4,975
Prepaid expenses and other current assets	145
Property, plant and equipment	3,178
Other long term assets	1,049
Goodwill	28,038
Intangibles	42,144
Liabilities	(1,147)
Other noncurrent liabilities	(782)
Aggregate purchase price	$77,600
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	5 - Indefinite	$2,161
Licensed Software and Technology	10	4,400
Proprietary Technology	5	8,400
Supplier Network	10	783
Customer Relationships	9 - 16	26,400
		$42,144

8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2020	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2021
Segment
North America	$3,400,772	$420,529	$398	$(7,441)	$3,814,258
Brazil	585,861	—	—	(39,713)	546,148
International	732,548	3,286	(1,294)	(15,968)	718,572
	$4,719,181	$423,815	$(896)	$(63,122)	$5,078,978

	December 31, 2019	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2020
Segment
North America	$3,369,173	$24,984	$(1,908)	$8,523	$3,400,772
Brazil	756,975	—	—	(171,114)	585,861
International	706,899	3,950	—	21,699	732,548
	$4,833,047	$28,934	$(1,908)	$(140,892)	$4,719,181
At December 31, 2021 and 2020, approximately $923.3 million and $793.8 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2021 and 2020 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2021			2020
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts[1]	Accumulated Amortization[1]	Net Carrying Amount
Customer and vendor agreements	16.3	$2,925,719	$(1,167,218)	$1,758,501	$2,594,909	$(1,011,815)	$1,583,094
Trade names and trademarks—indefinite lived	N/A	466,327	—	466,327	455,632	—	455,632
Trade names and trademarks—other	7.2	12,093	(5,235)	6,858	6,720	(3,031)	3,689
Software	5.9	272,461	(198,628)	73,833	239,292	(182,448)	56,844
Non-compete agreements	4.3	78,145	(48,279)	29,866	56,493	(39,870)	16,623
Total other intangibles		$3,754,745	$(1,419,360)	$2,335,385	$3,353,046	$(1,237,164)	$2,115,882

[1]Recast 2020 to reflect changes between gross carrying amounts and accumulated amortization; net carrying amounts remain unchanged.
Changes in foreign exchange rates resulted in $32.7 million and $83.7 million decreases to the carrying values of other intangible assets in the years ended December 31, 2021 and 2020, respectively. Amortization expense related to intangible assets for the years ended December 31, 2021, 2020 and 2019 was $205.5 million, $184.2 million and $206.9 million, respectively.
The future estimated amortization of intangibles at December 31, 2021 is as follows (in thousands):

2022	$213,678
2023	204,053
2024	196,009
2025	175,261
2026	152,363
Thereafter	927,694
9. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2021	2020
Computer hardware and software	3 to 5	$472,145	$393,217
Card-reading equipment	4 to 6	36,829	25,427
Furniture, fixtures, and vehicles	2 to 10	22,650	19,575
Buildings and improvements	5 to 50	33,517	30,467
Property, plant and equipment, gross		565,141	468,686
Less: accumulated depreciation		(328,847)	(266,177)
Property, plant and equipment, net		$236,294	$202,509
Depreciation expense related to property and equipment for the years ended December 31, 2021, 2020, and 2019 was $75.6 million, $65.2 million and $62.8 million, respectively. Amortization expense includes $46.7 million, $40.2 million and $37.2 million for capitalized computer software costs for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, the Company had unamortized computer software costs of $155.3 million and $129.9 million, respectively.

The Company recorded write-offs of property, plant and equipment of $0.2 million, $0.3 million and $1.8 million in other operating (income) expense, net within its Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, respectively.
10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2021	2020
Accrued bonuses	$26,950	$15,903
Accrued payroll and severance	38,328	23,189
Accrued taxes	93,627	78,771
Accrued commissions/rebates	92,063	81,450
Other[1]	118,086	83,368
	$369,054	$282,681
1Other accrued expenses include several types of amounts due to our merchants, vendors, and other third parties.
11. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2021	2020
Term Loan A note payable (a), net of discounts	$2,763,162	$2,922,042
Term Loan B note payable (a), net of discounts	1,871,505	337,347
Revolving line of credit A Facility(a)	225,000	280,000
Revolving line of credit B Facility(a)	—	13,650
Revolving line of credit B Facility —foreign swing line(a)	—	50,028
Other obligations(c)	—	211
Total notes payable, credit agreements, and other obligations	4,859,667	3,603,277
Securitization Facility(b)	1,118,000	700,000
Total debt	$5,977,667	$4,303,277
Current portion	$1,517,628	$1,205,697
Long-term portion	4,460,039	3,097,580
Total debt	$5,977,667	$4,303,277
 _____________________
(a)The Company has a Credit Agreement, which has been amended multiple times and provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $1.9 billion as of December 31, 2021. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. Dollars, Euros, British Pounds, Japanese Yen or other currency as agreed in advance and a sublimit for foreign swing line loans, and (c) a revolving C facility in the amount of $35 million with borrowings in U.S. Dollars, Australian Dollars or New Zealand Dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolver A or revolver B debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. On April 30, 2021, the Company entered into the ninth amendment to the Credit Agreement. The amendment provided for a new seven-year $1.15 billion term loan B. The existing term loan B was paid off with proceeds from the new term loan B. On November 16, 2021, the Company entered into the tenth amendment to the Credit Agreement to provide for LIBOR replacement rates for Euros, British Pounds and Japanese Yen borrowings. On December 22, 2021, the Company entered into the eleventh amendment to the Credit Agreement. The amendment increased the amount of the term loan B facility by $750 million. The new term loan B has a maturity date of April 30, 2028, and interest rates remain unchanged.

Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues as follows: For loans denominated in U.S. Dollars, Australian Dollars or New Zealand Dollars, based on the British Bankers Association LIBOR Rate (the “Eurocurrency Rate”), in British Pounds, based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326%, in Euros, based on the Euro Interbank Offered Rate (“EURIBOR”), or in Japanese Yen, at the Tokyo Interbank Offer Rate (“TIBOR”) plus a margin based on a leverage ratio, or our option (for U.S. Dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) the Eurocurrency Rate plus 1.00%) plus a margin based on a leverage ratio. Interest on the term loan B facility accrues based on the Eurocurrency Rate plus 1.75% for Eurocurrency Loans and at the Base Rate plus 0.75% for Base Rate Loans. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.35% of the daily unused portion of the credit facility.
The interest rates at December 31, 2021 are as follows:

Term loan A	1.60%
Revolving A facility	1.61%
Term loan B	1.85%
Unused credit facility fee	0.30%
The term loans are payable in quarterly installments due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the option of one, three or six months after borrowing, depending on the term of the borrowing on the facility. Borrowings on the foreign swing line of credit are due no later than twenty business days after such loan is made.
The Company has unamortized debt issuance costs of $3.3 million related to the revolving credit facility at December 31, 2021.
The Company has unamortized debt costs at December 31, 2021 as follows (in thousands):

	Unamortized Debt Discounts	Deferred Financing Costs
Term loan A	$4,339	$—
Term loan B	$12,391	$8,479
The effective interest rate incurred on term loans was 1.79% during 2021 related to the discount on debt. Principal payments of $507.5 million were made on the term loans during 2021.
(b)The Company is party to a $1.3 billion receivables purchase agreement (Securitization Facility). On September 15, 2021, the Company entered into the ninth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.0 billion to $1.3 billion. There is a program fee equal to one month LIBOR plus 1.00% or the Commercial Paper Rate plus 0.90% as of December 31, 2021 and one month LIBOR plus 0.90% or the Commercial Paper Rate plus 0.80% as December 31, 2020. The program fee was 0.12% plus 0.98% as of December 31, 2021 and 0.34% plus 1.23% as of December 31, 2020. The unused facility fee is payable at a rate of 0.40% as of December 31, 2021 and 2020. The Company has unamortized debt issuance costs of $2.5 million and $1.4 million related to the Securitization Facility as of December 31, 2021 and December 31, 2020, respectively, recorded in other assets within the Consolidated Balance Sheets. On March 29, 2021, the Company entered into the eighth amendment to the Securitization Facility. The amendment included a new three year maturity date, reduced the LIBOR floor to 0 bps, improved margins, and increased the swing line from $100 million to $250 million. The maturity date for the Company's Securitization Facility is March 29, 2024.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)Other debt includes the long-term portion of deferred payments associated with business acquisitions. Prior year amounts were recast to reflect long term deferred revenue in other noncurrent liabilities, to conform to current year presentation.

The Company was in compliance with all financial and non-financial covenants at December 31, 2021. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt. The $1.0 billion interest rate swap matured in January 2022. Refer to Note 17 for further details.
The contractual maturities of the Company’s total debt at December 31, 2021 are as follows (in thousands):

2022	$1,517,628
2023	2,619,795
2024	15,682
2025	15,716
2026	15,750
Thereafter	1,793,095

12. Accumulated Other Comprehensive Loss (AOCI)
The changes in the components of AOCI for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(913,858)	$—	$(913,858)
Other comprehensive loss before reclassifications	(15,855)	(68,928)	(84,783)
Amounts reclassified from AOCI	—	5,828	5,828
Tax effect	—	20,348	20,348
Other comprehensive loss	(15,855)	(42,752)	(58,607)
Balance at December 31, 2019	(929,713)	(42,752)	(972,465)
Other comprehensive loss before reclassifications	(367,249)	(70,719)	(437,968)
Amounts reclassified from AOCI	—	39,264	39,264
Tax effect	—	8,011	8,011
Other comprehensive loss	(367,249)	(23,444)	(390,693)
Balance at December 31, 2020	(1,296,962)	(66,196)	(1,363,158)
Other comprehensive (loss) income before reclassifications	(144,543)	7,394	(137,149)
Amounts reclassified from AOCI	—	49,747	49,747
Tax effect	—	(14,056)	(14,056)
Other comprehensive (loss) gain	(144,543)	43,085	(101,458)
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)

13. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands):

	2021	2020	2019
United States	$515,041	$457,090	$505,818
Foreign	593,767	425,435	572,001
Total	$1,108,808	$882,525	$1,077,819
The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2021	2020	2019
Current:
Federal	$118,861	$71,123	$50,145
State	31,674	19,597	10,285
Foreign	107,751	71,921	84,433
Total current	258,286	162,641	144,863
Deferred:
Federal	(12,165)	143	(10,479)
State	(4,540)	(4,323)	3,745
Foreign	27,730	19,848	44,617
Total deferred	11,025	15,668	37,883
Total provision	$269,311	$178,309	$182,746
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2021, 2020, and 2019, respectively, to income before income taxes for the years ended December 31, 2021, 2020 and 2019 due to the following (in thousands):

	2021		2020		2019
Computed “expected” tax expense	$232,850	21.0%	$185,330	21.0%	$226,342	21.0%
Changes resulting from:
Change in valuation allowance	1,378	0.1	25,932	2.9	(28,614)	(2.7)
Foreign income tax differential	(10,326)	(0.9)	(20,852)	(2.3)	(15,816)	(1.4)
State taxes net of federal benefits	18,352	1.7	7,489	0.8	12,482	1.2
Increase in tax expense due to uncertain tax positions	8,185	0.7	14,848	1.7	—	—
Foreign withholding tax	9,143	0.8	15,630	1.8	20,360	1.9
Excess tax benefits related to stock-based compensation	(16,304)	(1.5)	(58,942)	(6.7)	(38,156)	(3.5)
Revaluation of capital loss deferred tax asset	—	—	—	—	(24,279)	(2.3)
Sub-part F Income/GILTI	72,449	6.5	34,990	4.0	49,859	4.6
Foreign tax credits	(63,926)	(5.8)	(30,497)	(3.5)	(38,657)	(3.6)
Other	17,510	1.6	4,381	0.5	19,225	1.8
Provision for income taxes	$269,311	24.3%	$178,309	20.2%	$182,746	17.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts	$13,987	$10,515
Accrued expenses not currently deductible for tax	6,252	3,442
Lease deferral	20,349	23,506
Interest rate swap	7,621	21,792
Stock based compensation	39,658	36,015
Income tax credits	51,264	51,264
Net operating loss carry forwards	76,988	83,372
Accrued escheat	3,170	3,567
Other	10,078	11,711
Deferred tax assets before valuation allowance	229,367	245,184
Valuation allowance	(94,601)	(90,340)
Deferred tax assets, net	134,766	154,844
Deferred tax liabilities:
Intangibles—including goodwill	(520,349)	(481,388)
Basis difference in investment in subsidiaries	(42,938)	(42,313)
Lease deferral	(17,739)	(19,977)
Accrued Expense Liability	(795)	(513)
Prepaid expenses	(1,788)	(2,126)
Withholding taxes	(38,704)	(30,488)
Property and equipment and other	(76,810)	(71,342)
Deferred tax liabilities	(699,123)	(648,147)
Net deferred tax liabilities	$(564,357)	$(493,303)
The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2021	2020
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$1,934	$4,851
Long term deferred tax liabilities	(566,291)	(498,154)
Net deferred tax liabilities	$(564,357)	$(493,303)
The valuation allowances relate to capital loss carryforwards, income tax credits, foreign net operating loss carryforwards and state net operating loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2021, was an increase of $4.3 million. The valuation increase was primarily due to net operating losses generated in certain states where the Company and its subsidiaries file on a separate company basis as well as an increase in foreign net operating losses where significant negative evidence on future utilization was considered.
As of December 31, 2021, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $4.0 million gross of tax that is available to offset U.S. federal taxable income indefinitely. The Company had a net operating loss carryforward for state income tax purposes of approximately $837.2 million gross of tax that is available to offset future state taxable income indefinitely, and in some cases subject to expiration in 15 or 20 years. Additionally, the Company had $93.9 million net operating loss carryforwards gross of tax that are available to offset future foreign taxable income. Most foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $42.0 million of its deferred tax asset related to the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.

In addition, the Company has foreign tax credits for foreign income purposes in the amount of $51.2 million. The Company has provided a valuation allowance against $51.2 million of the tax credits as it does not anticipate utilizing the credits in the foreseeable future.
During 2021 and 2020, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $5.6 million and $5.7 million, respectively. Accumulated interest and penalties were $18.1 million and $12.5 million on the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively. In accordance with the Company's accounting policy, interest and penalties related to unrecognized tax benefits are included as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2018	$34,152
Additions based on tax provisions related to the current year	4,284
Additions based on tax provisions related to the prior year	11,679
Deductions based on settlement/expiration of prior year tax positions	(7,342)
Unrecognized tax benefits at December 31, 2019	42,773
Additions based on tax provisions related to the current year	6,412
Additions based on tax provisions related to the prior year	13,532
Deduction of cumulative interest and penalties	(12,508)
Deductions based on expiration of prior year tax positions	(14,460)
Unrecognized tax benefits at December 31, 2020	35,749
Additions based on tax provisions related to the current year	8,543
Additions based on tax provisions related to the prior year	5,909
Deductions based on settlement of prior year tax positions	(2,122)
Deductions based on expiration of prior year tax positions	(1,058)
Unrecognized tax benefits at December 31, 2021	$47,021
In prior years, the Company included interest and penalties related to unrecognized tax benefits in its tabular reconciliation above. A cumulative adjustment was made in 2020 to remove interest and penalties from the above tabular disclosure.
As of December 31, 2021, the Company had total unrecognized tax benefits of $47.0 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2014. The statute of limitations for most state income tax returns has expired for years prior to 2018. The statute of limitations has expired for years prior to 2018 for the Company’s Russian income tax returns, 2016 for the Company’s Mexican income tax returns, and 2016 for the Company’s Luxembourg income tax returns.

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

Other assets include ROU assets, other current liabilities include short-term operating lease liabilities, and other non-current liabilities include long-term lease liabilities at December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
ROU assets	$84,777	$76,797
Short term lease liabilities	$20,296	$17,047
Long term lease liabilities	$79,905	$75,350
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
Total lease costs for the year ended December 31, 2021 and 2020 were $22.6 million and $20.7 million, respectively.
The supplementary cash and non-cash disclosures for the year ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Cash paid for operating lease liabilities	$23,803	$20,068
ROU assets obtained in exchange for new operating lease obligations	$29,428	$7,134
Weighted-average remaining lease term (years)	5.99	7.07
Weighted-average discount rate	3.80%	4.18%
Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$1,535
2023	22,924
2024	20,725
2025	19,101
2026	16,734
Thereafter	31,989
Total lease payments	113,008
Less imputed interest	12,807
Present value of lease liabilities	$100,201

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the then-pending shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The appeal is pending, and the court heard oral argument in the case on February 10, 2022.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. The court also set a tentative trial date of June 7, 2022. In the meantime, the FTC’s administrative action is stayed. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.

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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of December 31, 2021 and 2020 (in millions) is presented in the table below.

	Notional
	2021	2020
Foreign exchange contracts:
Swaps	$2,670.4	$684.5
Futures, forwards and spot	7,818.3	5,467.8
Written options	11,221.9	5,578.1
Purchased options	10,614.0	5,195.0
Total	$32,324.5	$16,925.4
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2021 and 2020 (in millions):

December 31, 2021	Fair Value, Gross		Fair Value, Net
	Derivative Assets		Derivative Assets
Derivatives - undesignated:
Foreign exchange contracts	$338.8	$307.8	$120.9	$89.9
Less: Cash collateral	25.9	24.8	25.9	24.8
Total net derivative assets and liabilities	$312.9	$283.0	$95.0	$65.1

December 31, 2020	Fair Value, Gross		Fair Value, Net
	Derivative Assets		Derivative Assets
Derivatives - undesignated:
Foreign exchange contracts	$326.1	310.5	155.8	140.3
Less: Cash collateral	18.2	38.6	18.2	38.6
Total net derivative assets and liabilities	$307.9	$271.9	$137.6	$101.7

The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain MTM thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The table below presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of December 31, 2021 and December 31, 2020 (in millions).

		2021	2020
	Balance Sheet Classification	Fair Value

Derivative Asset	Other current assets	$94.0	$139.3
Derivative Asset	Other noncurrent assets	$26.9	$16.6
Derivative Liability	Other current liabilities	$66.9	$127.7
Derivative Liability	Other noncurrent liabilities	$23.0	$12.5
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. As of December 31, 2021, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of	Fixed Rates	Maturity Date
	December 31, 2021
Interest Rate Derivative:
Interest Rate Swap	$1,000	2.56%	1/31/2022
Interest Rate Swap	$500	2.56%	1/31/2023
Interest Rate Swap	$500	2.55%	12/19/2023
For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Consolidated Balance Sheets, as of December 31, 2021 and 2020 (in millions). See Note 4 for additional information on the fair value of the Company’s swap contracts.

	Balance Sheet Location	2021	2020
Derivatives designated as cash flow hedges:
Swap contracts	Other current liabilities	$(23.4)	$(49.3)
Swap contracts	Other noncurrent liabilities	$(7.3)	$(38.6)
The table below displays the effect of the Company’s derivative financial instruments in the Consolidated Statements of Income and other comprehensive loss for the twelve months ended December 31, 2021 and 2020 (in millions):

	2021	2020
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income (loss) on derivatives, net of tax of $(14.1) million and $8.0 million for 2021 and 2020, respectively	$6.7	$62.7
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$49.7	$39.3
The $1.0 billion interest rate swap matured in January 2022. The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $23.4 million at December 31, 2021.

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
The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2021	2020	2019
Net income	$839,497	$704,216	$895,073
Denominator for basic earnings per share	82,060	84,005	86,401
Dilutive securities	2,001	2,714	3,669
Denominator for diluted earnings per share	84,061	86,719	90,070
Basic earnings per share	$10.23	$8.38	$10.36
Diluted earnings per share	$9.99	$8.12	$9.94
Diluted earnings per share for the years ended December 31, 2021 and 2020 excludes the effect of 1.4 million and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. For 2019, the antidilutive effect was immaterial. Diluted earnings per share also excludes the effect of 0.1 million shares of performance based restricted stock for which the performance criteria have not yet been achieved for the years ended December 31, 2020 and 2019, respectively. For 2021, the impact was immaterial.
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
The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2021	2020	2019
Revenues, net:
North America	$1,921,077	$1,581,547	$1,708,546
Brazil	368,080	344,248	427,921
International	544,579	463,060	512,381
	$2,833,736	$2,388,855	$2,648,848
Operating income:
North America	$762,620	$547,912	$754,528
Brazil	154,265	148,055	175,642
International	325,671	276,298	301,260
	$1,242,556	$972,265	$1,231,430
Depreciation and amortization:
North America	$184,876	$156,417	$160,246
Brazil	50,020	51,364	64,936
International	49,301	47,021	49,028
	$284,197	$254,802	$274,210
Capital expenditures:
North America	$67,533	$48,426	$44,238
Brazil	24,431	17,116	18,330
International	19,566	12,883	12,602
	$111,530	$78,425	$75,170
Long-lived assets (excluding goodwill and investments):
North America	$2,117,244	$1,790,661	$1,860,708
Brazil	291,203	341,242	487,464
International	348,265	379,697	418,311
	$2,756,712	$2,511,600	$2,766,483
The following table presents the Company's long-lived assets (excluding goodwill and investments) at December 31 (in thousands).

	2021	2020
Long-lived assets (excluding goodwill):
United States (country of domicile)	$1,848,923	$1,547,423
Brazil	291,203	341,242
United Kingdom	245,654	269,556
More than 10% of our revenues in 2021, 2020 and 2019 were derived through our relationship with our open-loop network partner in our North America segment.

20. Selected Quarterly Financial Data (Unaudited)

Fiscal Quarters Year Ended December 31, 2021	First	Second	Third	Fourth
Revenues, net	$608,623	$667,381	$755,477	$802,255
Operating income	265,965	297,612	338,687	340,292
Net income	184,239	196,247	234,007	225,004
Earnings per share:
Basic earnings per share	$2.21	$2.36	$2.86	$2.80
Diluted earnings per share	2.15	2.30	2.80	2.74
Weighted average shares outstanding:
Basic shares	83,475	83,141	81,836	80,228
Diluted shares	85,764	85,295	83,716	81,981

Fiscal Quarters Year Ended December 31, 2020	First	Second	Third	Fourth
Revenues, net	$661,093	$525,146	$585,283	$617,333
Operating income	200,983	212,811	264,532	293,939
Net income	147,060	158,488	188,817	209,851
Earnings per share:
Basic earnings per share	$1.73	$1.89	$2.26	$2.51
Diluted earnings per share	1.67	1.83	2.19	2.44
Weighted average shares outstanding:
Basic shares	84,902	83,895	83,719	83,514
Diluted shares	88,205	86,570	86,273	85,846
The sum of the quarterly earnings per common share amounts for 2021 and 2020 may not equal the earnings per common share due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, Internal Control-Integrated Framework. As of December 31, 2021, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, the internal controls related to four subsidiaries that we acquired during the year ended December 31, 2021, and for which financial results are included in our consolidated financial statements.
On December 15, 2021, we acquired a mobile fuel payments solution in Russia. On September 1, 2021, we acquired ALE Solutions, Inc., a lodging provider in the insurance vertical in the U.S. On June 1, 2021, we acquired AFEX, a U.S. based, cross-border payment solutions provider. On January 13, 2021, we acquired Roger, a global accounts payable (AP) cloud software platform for small businesses in the U.S. Collectively we refer to these transactions as the 2021 Acquisitions. These 2021 Acquisitions constituted 9.8% of total assets, at December 31, 2021, and 3.7% of revenues, net for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal control over financial reporting the year of acquisition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited FLEETCOR Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FLEETCOR Technologies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2021 Acquisitions (as defined by management) which are included in the 2021 consolidated financial statements of the Company and constituted 9.8% of total assets as of December 31, 2021 and 3.7% of revenues, net for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired businesses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2022

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Director Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 9, 2022 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings and Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Director Compensation,” “2021 Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

10.1*	Form of Indemnity Agreement entered into between FLEETCOR and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.2*	FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.3*	First Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.4*	Second Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.5*	Third Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.6*	Fourth Amendment to FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.7*	Form of Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.8*	Form of Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.9*	Form of Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.10*	FLEETCOR Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.11*	Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.12	Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FLEETCOR Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.13	First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, File No. 001-35004. with the SEC on March 25, 2011)

10.14	Form of Indemnity Agreement to be entered into between FLEETCOR and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.15	Form of Director Restricted Stock Grant Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.16*	Form of Employee Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.17*	Form of Employee Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.18*	Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.19	Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.20*	Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FLEETCOR Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.21	Arrangement Agreement Among FLEETCOR Luxembourg Holdings2 S.À.R.L, FLEETCOR Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2012)

10.22*	FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective February 7, 2018 (incorporated by reference from Appendix A to Exhibit 10.1 to the registrant's Form 8-K, File No. 001-35004, File No. 001-35004, filed with the SEC on February 12, 2018)

10.23	FLEETCOR Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the registrant’s Proxy Statement, File No. 001-35004, filed with the SEC on April 18, 2014)

10.24*	FLEETCOR Technologies, Inc. Amended and Restated 2010 Equity Compensation Plan, Key Employee Performance-Based Stock Option Certification to Ronald F. Clarke, dated September 30, 2021(incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2021)

10.25	Credit Agreement, dated October 24, 2014, among FLEETCOR Technologies Operating Company, LLC, as Borrower, FLEETCOR Technologies, Inc., as Parent, FLEETCOR Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 10, 2014)

10.26	Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FLEETCOR Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K, File No. 001-35004, filed with the SEC on November 17, 2014)

10.27	Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FLEETCOR Technologies, Inc. and FLEETCOR Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.28	Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FLEETCOR Funding LLC (incorporated by reference to Exhibit 10.33 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.29	Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.34 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.30	Investor Rights Agreement, dated November 14, 2014, between FLEETCOR Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.35 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.32*	Offer Letter, dated July 29, 2014, between FLEETCOR Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2015)

10.33	First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2015)

10.34*	Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.35	Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.36	First Amendment to Credit Agreement and Lender Joinder Agreement, dated as of August 22, 2016, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2016)

10.37	Second Amendment to Credit Agreement, dated as of January 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2017)

10.38	Third Amendment to Credit Agreement, dated as of August 2, 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on August 8, 2017)

10.39	Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2017, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC, PNC Bank, National Association, as administrator for a group of purchasers and purchase agents, and certain other parties (incorporated by reference to Exhibit 10.43 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2018)

10.40*	Offer letter, dated September 10, 2015, between FLEETCOR Technologies, Inc. and Alexey Gavrilenya (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2018)

10.41	Fourth Amendment to Credit Agreement, dated August 30, 2018, among FleetCor Technologies Operating Company, LLC, FleetCor Technologies Operating Company, LLC, FleetCor Technologies, Inc., the designated borrowers party thereto, Cambridge Mercantile Corp. (U.S.A.), the other guarantors party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.42	Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated August 30, 2018, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.43	Fifth Amendment to Credit Agreement, dated as of December 19, 2018, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to exhibit 10.47 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2019)

10.44	Fifth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated February 8, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.45	Sixth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated April 22, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.46	Sixth Amendment to Credit Agreement, dated as of August 2, 2019, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2019)

10.47	Seventh Amendment to Credit Agreement, dated as of November 14, 2019, among FLEETCOR Technologies
Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.53 to the registrant's Form 10-k, File No. 001-35004, filed with the SEC on March 2, 2020)

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

10.50
Seventh Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated November 13, 2020 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.53 to the registrant's Form 10-k, File No. 001-35004, filed with the SEC on March 2, 2020)

10.51	Eighth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 29, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.52	Ninth Amendment to Credit Agreement, dated as of April 30, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.53	Ninth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated September 15, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2021)

10.54	Tenth Amendment to Credit Agreement, dated as of November 16, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto

10.55	Eleventh Amendment to Credit Agreement, dated as of December 22, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto

21.1	List of subsidiaries of FLEETCOR Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101	The following financial information for the registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 1, 2022.

FLEETCOR Technologies, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 1, 2022.

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