Form 10-K/A
period 2021-12-31
FLEETCOR TECHNOLOGIES INC
filed 2022-05-02
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K/A
Amendment No. 1
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
Audit Firm ID: 42 Auditor Name: Ernst & Young LLP Auditor Location: Atlanta, Georgia

Explanatory Note

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) solely in order to correct the hyperlink for Exhibit 3.2. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update in any way the disclosures contained in the Original Form 10-K, which speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules

All other documents and schedules have been omitted as they are not applicable to this Amendment.
Index to Financial Statements
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

10.51	Eighth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 29, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.52	Ninth Amendment to Credit Agreement, dated as of April 30, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.53	Ninth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated September 15, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2021)

10.54	Tenth Amendment to Credit Agreement, dated as of November 16, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.54 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

10.55	Eleventh Amendment to Credit Agreement, dated as of December 22, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

21.1	List of subsidiaries of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

23.1	Consent of Independent Registered Public Accounting Firm (Previously filed with the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906 (incorporated by reference to Exhibit 32.1 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 (incorporated by reference to Exhibit 32.2 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

101	The following financial information for the registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on May 2, 2022.

FLEETCOR Technologies, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer