Form 10-Q
period 2022-03-31
FLEETCOR TECHNOLOGIES INC
filed 2022-05-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2022
Common Stock, $0.001 par value	77,340,818

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Months Ended March 31, 2022

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,298,226	$1,520,027
Restricted cash	791,212	730,668
Accounts and other receivables (less allowance for credit losses of $118,911 at March 31, 2022 and $98,719 at December 31, 2021)	2,304,643	1,793,274
Securitized accounts receivable—restricted for securitization investors	1,436,000	1,118,000
Prepaid expenses and other current assets	346,165	326,079
Total current assets	6,176,246	5,488,048
Property and equipment, net	254,432	236,294
Goodwill	5,180,832	5,078,978
Other intangibles, net	2,314,338	2,335,385
Investments	71,062	52,016
Other assets	224,503	213,932
Total assets	$14,221,413	$13,404,653
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,957,054	$1,406,350
Accrued expenses	376,370	369,054
Customer deposits	1,586,979	1,788,705
Securitization facility	1,436,000	1,118,000
Current portion of notes payable and lines of credit	490,983	399,628
Other current liabilities	244,542	208,614
Total current liabilities	6,091,928	5,290,351
Notes payable and other obligations, less current portion	4,416,356	4,460,039
Deferred income taxes	588,664	566,291
Other noncurrent liabilities	220,049	221,392
Total noncurrent liabilities	5,225,069	5,247,722
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 127,349,188 shares issued and 77,339,047 shares outstanding at March 31, 2022; and 127,113,023 shares issued and 78,879,551 shares outstanding at December 31, 2021	127	127
Additional paid-in capital	2,920,192	2,878,751
Retained earnings	6,474,394	6,256,442
Accumulated other comprehensive loss	(1,263,437)	(1,464,616)
Less treasury stock, 50,010,141 shares at March 31, 2022 and 48,233,471 shares at December 31, 2021	(5,226,860)	(4,804,124)
Total stockholders’ equity	2,904,416	2,866,580
Total liabilities and stockholders’ equity	$14,221,413	$13,404,653

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Revenues, net	$789,241	$608,623
Expenses:
Processing	174,194	116,428
Selling	76,889	52,082
General and administrative	143,522	108,362
Depreciation and amortization	76,802	65,729
Other operating, net	113	57
Operating income	317,721	265,965
Investment loss (gain)	152	(9)
Other expense, net	869	1,743
Interest expense, net	22,030	28,551
Total other expense	23,051	30,285
Income before income taxes	294,670	235,680
Provision for income taxes	76,718	51,441
Net income	$217,952	$184,239
Basic earnings per share	$2.80	$2.21
Diluted earnings per share	$2.75	$2.15
Weighted average shares outstanding:
Basic shares	77,737	83,475
Diluted shares	79,286	85,764

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$217,952	$184,239
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	182,949	(129,157)
Net change in derivative contracts, net of tax	18,230	11,296
Total other comprehensive income (loss)	201,179	(117,861)
Total comprehensive income	$419,131	$66,378
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580
Net income	—	—	217,952	—	—	217,952
Other comprehensive income, net of tax	—	—	—	201,179	—	201,179
Acquisition of common stock	—	—	—	—	(422,736)	(422,736)
Share-based compensation	—	32,631	—	—	—	32,631
Issuance of common stock	—	8,810	—	—	—	8,810
Balance at March 31, 2022	$127	$2,920,192	$6,474,394	$(1,263,437)	$(5,226,860)	$2,904,416

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411
Net income	—	—	184,239	—	—	184,239
Other comprehensive loss, net of tax	—	—	—	(117,861)	—	(117,861)
Acquisition of common stock	—	—	—	—	(170,382)	(170,382)
Share-based compensation	—	17,747	—	—	—	17,747
Issuance of common stock	1	27,344	—	—	—	27,345
Balance at March 31, 2021	$127	$2,794,991	$5,601,184	$(1,481,019)	$(3,618,784)	$3,296,499

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$217,952	$184,239
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	21,140	17,624
Stock-based compensation	32,631	17,747
Provision for credit losses on accounts and other receivables	25,478	2,477
Amortization of deferred financing costs and discounts	1,968	1,471
Amortization of intangible assets and premium on receivables	55,662	48,105
Deferred income taxes	1,900	4,497
Investment loss (gain)	152	(9)
Other non-cash operating loss	113	57
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(818,969)	(468,593)
Prepaid expenses and other current assets	(23,261)	59,269
Other assets	(8,940)	4,609
Accounts payable, accrued expenses and customer deposits	381,921	206,357
Net cash (used in) provided by operating activities	(112,253)	77,850
Investing activities
Acquisitions, net of cash acquired	(35,864)	(43,727)
Purchases of property and equipment	(31,387)	(19,526)
Proceeds from disposal of investment	—	9
Net cash used in investing activities	(67,251)	(63,244)
Financing activities
Proceeds from issuance of common stock	8,810	27,345
Repurchase of common stock	(422,736)	(162,041)
Borrowings on securitization facility, net	318,000	215,000
Deferred financing costs	(337)	—
Principal payments on notes payable	(45,063)	(41,188)
Borrowings from revolver	490,000	330,000
Payments on revolver	(400,000)	(353,851)
Borrowings (payments) on swing line of credit, net	1,505	(33,311)
Other	—	1,467
Net cash used in financing activities	(49,821)	(16,579)
Effect of foreign currency exchange rates on cash	68,068	(43,124)
Net decrease in cash and cash equivalents and restricted cash	(161,257)	(45,097)
Cash and cash equivalents and restricted cash, beginning of period	2,250,695	1,476,619
Cash and cash equivalents and restricted cash, end of period	$2,089,438	$1,431,522
Supplemental cash flow information
Cash paid for interest	$33,967	$27,732
Cash paid for income taxes	$72,296	$32,041

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2022
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2022 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the ongoing conflict between Russia and Ukraine, the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange (losses), which are recorded within other expense, net in the Unaudited Consolidated Statements of Income for the three months ended March 31 as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Foreign exchange (losses)	$(0.4)	$(1.2)
The Company recorded foreign currency gains (losses) on long-term intra-entity transactions included as a component of foreign currency translation gains (losses), net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31 as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Foreign currency gains (losses) on long-term intra-entity transactions	$146.0	$(66.3)

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $124 million to restricted cash as of March 31, 2022.

Financial Instruments - Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification (ASC) 326. The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors.
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Corporate Payments, Fuel, Lodging, Tolls, as well as Gift solutions (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, represent approximately 75% of total consolidated revenues, net, for the three months ended March 31, 2022. The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. In addition, in its cross-border payments business, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies.

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by solution (in millions) for the three months ended March 31 was as follows:

Revenues, net by Solution*	Three Months Ended March 31,
	2022	%	2021	%
Fuel	$318.5	40%	$261.9	43%
Corporate Payments	183.8	23%	116.4	19%
Tolls	84.9	11%	69.0	11%
Lodging	94.6	12%	59.0	10%
Gift	43.5	6%	43.4	7%
Other	63.9	8%	58.9	10%
Consolidated revenues, net	$789.2	100%	$608.6	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three months ended March 31 was as follows:

Revenues, net by Geography*	Three Months Ended March 31,
	2022	%	2021	%
United States	$471.8	60%	$370.4	61%
Brazil	102.5	13%	81.9	13%
United Kingdom	94.6	12%	75.6	12%
Other	120.3	15%	80.6	13%
Consolidated revenues, net	$789.2	100%	$608.6	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $67.0 million and $73.7 million as of March 31, 2022 and December 31, 2021, respectively. We expect to recognize approximately $39.3 million of these amounts in revenues within 12 months and the remaining $27.7 million over the next five years as of March 31, 2022. Revenue recognized in the three months ended March 31, 2022 that was included in the deferred revenue contract liability as of December 31, 2021 was approximately $19.3 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022			December 31, 2021
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,506.7	$(3,347.8)	$158.9	$1,185.9	$(1,057.7)	$128.2
Liabilities
Accounts Payable	$3,407.7	$(3,347.8)	$59.9	$1,199.5	$(1,057.7)	$141.8

Reclassifications and Adjustments
During 2021, the Company identified and corrected an immaterial error in the presentation of Deferred income taxes and changes in Accounts payable, accrued expenses and customer deposits, both presented within Net cash provided by operating activities, in our prior year Consolidated Statement of Cash Flows. The impact of this correction for three months ended March 31, 2021 was an increase to the adjustment to reconcile net income to net cash provided by operating activities related to deferred income taxes of $3.5 million, with a corresponding decrease to changes in accounts payable, accrued expenses and customer deposits in operating activities of $3.5 million. There was no impact to net cash provided by operating activities in the Unaudited Consolidated Statement of Cash Flows.
Additionally, certain disclosures for prior periods have been reclassified to conform with current year presentation.
Adoption of New Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements. The Company transitioned from LIBOR to the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326% for sterling borrowings, the Euro Interbank Offered Rate for euro borrowings, and the Tokyo Interbank Offered Rate for yen borrowings. The Company has availed itself to the practical expedients related to any changes in the reference rate related to our debt and interest rate swaps. Cross currency derivatives are not impacted by this ASU.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) ("ASU 2021-08"), which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired contracts. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. The Company's adoption of this ASU on January 1, 2022, did not have a material impact on the Company's results of operations, financial condition, or cash flows.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Gross domestic accounts receivable	$1,096,335	$994,063
Gross domestic securitized accounts receivable	1,436,000	1,118,000
Gross foreign receivables	1,327,219	897,930
Total gross receivables	3,859,554	3,009,993
Less allowance for credit losses	(118,911)	(98,719)
Net accounts and securitized accounts receivable	$3,740,643	$2,911,274
The Company maintains a $1.6 billion revolving trade accounts receivable securitization facility (the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility primarily relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to multi-seller banks and asset-backed commercial paper conduits (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
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
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. On March 23, 2022, the Company entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion.
A rollforward of the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31 is as follows (in thousands):

	2022	2021
Allowance for credit losses beginning of period	$98,719	$86,886
Provision for credit losses	25,478	2,477
Write-offs	(15,417)	(5,963)
Recoveries	2,847	8,264
Impact of foreign currency	7,284	(3,762)
Allowance for credit losses end of period	$118,911	$87,902
3. Fair Value Measurements
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Repurchase agreements	$404,448	$—	$404,448	$—
Money market	42,473	—	42,473	—
Certificates of deposit	189	—	189	—
Interest Rate Swaps	1,429	—	1,429	—
Foreign exchange contracts	172,835	—	172,835	—
Total assets	$621,374	$—	$621,374	$—
Cash collateral for foreign exchange contracts	$29,249	$—	$—	$—
Liabilities:
Interest rate swaps	$7,921	$—	$7,921	—
Foreign exchange contracts	148,579	—	148,579	—
Total liabilities	$156,500	$—	$156,500	$—
Cash collateral obligation for foreign exchange contracts	$16,937	$—	$—	$—

December 31, 2021
Assets:
Repurchase agreements	$477,069	$—	$477,069	$—
Money market	43,023	—	43,023	—
Certificates of deposit	958	—	958	—
Foreign exchange contracts	120,859	—	120,859	—
Total assets	$641,909	$—	$641,908	$—
Cash collateral for foreign exchange contracts	$25,881	$—	$—	$—
Liabilities:
Interest rate swaps[1]	$30,733	$—	$30,733	$—
Foreign exchange contracts	89,925	—	89,925	—
Total liabilities	$120,658	$—	$120,658	$—
Cash collateral obligation for foreign exchange contracts	$24,803	$—	$—	$—

1During 2022, the Company identified and corrected an immaterial error in the presentation of the December 31, 2021 interest rate swap liabilities in the table above. Such amount was incorrectly bracketed, which has since been corrected. The liability was correctly presented and classified in the Company's Consolidated Balance Sheet at December 31, 2021.
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheet at March 31, 2022 and December 31, 2021. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at March 31, 2022 and December 31, 2021.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for March 31, 2022 and December 31, 2021.

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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $71.1 million at March 31, 2022.
The Company typically reviews Long-lived assets and Goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. The recent military conflict between Russia and Ukraine has created significant uncertainty and risk in the economic environment in which the Russia reporting unit operates. As such, the Company conducted an analysis during the first quarter of 2022. The Company continues to monitor the economic uncertainty, while assessing the financial impact and outlook for the Russia reporting unit. As a result of the Company's analysis, and in consideration of the totality of events and circumstances, there was no impairment recorded during the first quarter of 2022.
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
4. Stockholders' Equity

The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through March 31, 2022, 21,845,168 shares have been repurchased for an aggregate purchase price of $4.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to share-based payments recognized in the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$17,837	$4,590
Restricted stock	14,794	13,157
Stock-based compensation	$32,631	$17,747
The tax benefits recorded on stock-based compensation and upon the exercises of options were $17.8 million and $14.1 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of March 31, 2022 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$100,898	2.00
Restricted stock	83,266	1.35
Total	$184,164

Stock Options
The following summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2022 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,447	$176.52	3,798	$145.18		$257,707
Granted	588	226.36			$65.66
Exercised	(119)	68.38				20,523
Forfeited	(4)	252.50
Outstanding at March 31, 2022	5,912	$183.61	3,805	$150.28		$403,008
Expected to vest as of March 31, 2022	2,107	$243.79
The aggregate intrinsic value of stock options exercisable at March 31, 2022 was $377.4 million. The weighted average remaining contractual term of options exercisable at March 31, 2022 was 4.3 years.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2022 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	278	$278.57
Granted	324	223.00
Vested	(117)	270.93
Canceled or forfeited	(33)	348.85
Outstanding at March 31, 2022	452	$235.48
6. Acquisitions
2022 Acquisitions
Levarti
On March 1, 2022, the Company completed the acquisition of Levarti, an airline software platform company for a net purchase price of $23.7 million. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business for which the Company is still completing the valuation. These noncompete agreements were accounted for separately from the business acquisition. Acquisition accounting for Levarti is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.

The following table summarizes the preliminary acquisition accounting (in thousands):

Current assets	$754
Long term assets	286
Goodwill	14,491
Intangibles	11,800
Current liabilities	(660)
Noncurrent liabilities	(2,926)
Aggregate purchase price	$23,744
The estimated preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	2	$100
Proprietary Technology	10	3,500
Customer Relationships	16	8,200
		$11,800
Other
In February 2022, the Company also made investments of $7.8 million in an electric vehicle charging payments business and $5.0 million in an electric vehicle data analytics business.
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
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $18.3 million. These noncompete agreements were accounted for separately from the business acquisition. Acquisition accounting for ALE is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments.
The following table summarizes the preliminary acquisition accounting for ALE (in thousands):

Trade and other receivables	$178,396
Prepaid expenses and other current assets	2,555
Property, plant and equipment	254
Other long term assets	9,866
Goodwill	136,471
Intangibles	175,800
Accounts payable and accrued expenses	(31,048)
Other current liabilities	(38,866)
Deferred tax liabilities	(983)
Other noncurrent liabilities	(7,495)
Customer deposits	(3,118)
Aggregate purchase price	$421,832

The estimated preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	Indefinite	$14,500
Proprietary Technology	4	14,400
Lodging Network	20	800
Customer Relationships	15	146,100
		$175,800
AFEX
On June 1, 2021, the Company completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for $459.1 million. This includes $210.3 million of cash and cash equivalents and $178.7 million of restricted cash, resulting in a net purchase price of $70.1 million. The purpose of this acquisition is to further expand the Company's cross border payment solutions. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the North America segment.
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
The following table summarizes the preliminary acquisition accounting for AFEX (in thousands):

Trade and other receivables	$8,159
Prepaid expenses and other current assets	108,402
Property, plant and equipment	1,723
Other long term assets	51,074
Goodwill	256,402
Intangibles	237,900
Accounts payable and accrued expenses	(39,234)
Other current liabilities	(81,430)
Customer deposits	(375,049)
Other noncurrent liabilities	(97,855)
Aggregate purchase price	$70,092
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2	$5,400
Proprietary Technology	4	11,800
Banking Relationships	20	1,800
Licenses	20	2,600
Customer Relationships	10	216,300
		$237,900
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
The following table summarizes the final acquisition accounting for Roger (in thousands):

Accounts and other receivables	$110
Prepaid expenses and other current assets	37
Other assets	28
Goodwill	34,359
Other intangibles	5,400
Current liabilities	(925)
Deferred income taxes	(6)
Aggregate purchase price	$39,003
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Proprietary Technology	10	$4,800
Customer Relationships	13	600
		$5,400
Other
On December 15, 2021, the Company acquired a mobile fuel payments solution in Russia for a net purchase price of $5.0 million. Acquisition accounting for this acquisition is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments. The results from the acquisition are reported in the International segment. During 2021, the Company made an investment of $37.8 million in a joint venture in Brazil with CAIXA. The Company also made investments in other businesses of $6.8 million. The Company financed all of these investments and acquisitions using a combination of available cash and borrowings under its existing credit facility.
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in thousands):

	December 31, 2021	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2022
Segment
North America	$3,814,258	$14,491	$6,703	$1,827	$3,837,279
Brazil	546,148	—	—	93,315	639,463
International	718,572	—	—	(14,482)	704,090
	$5,078,978	$14,491	$6,703	$80,660	$5,180,832

As of March 31, 2022 and December 31, 2021, other intangibles consisted of the following (in thousands):

		March 31, 2022			December 31, 2021
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.2	$2,963,613	$(1,236,300)	$1,727,313	$2,925,719	$(1,167,218)	$1,758,501
Trade names and trademarks—indefinite lived	N/A	479,333	—	479,333	466,327	—	466,327
Trade names and trademarks—other	7.1	12,163	(5,987)	6,176	12,093	(5,235)	6,858
Software	6.0	281,347	(207,212)	74,135	272,461	(198,628)	73,833
Non-compete agreements	4.3	81,576	(54,195)	27,381	78,145	(48,279)	29,866
Total other intangibles		$3,818,032	$(1,503,694)	$2,314,338	$3,754,745	$(1,419,360)	$2,335,385
Changes in foreign exchange rates resulted in a $31.1 million increase to the net carrying values of other intangibles in the three months ended March 31, 2022. Amortization expense related to intangible assets for the three months ended March 31, 2022 and 2021 was $54.9 million and $47.3 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term loans, revolving lines of credit and a Securitization Facility as follows (in thousands):

	March 31, 2022	December 31, 2021
Term Loan A note payable, net of discounts	$2,723,420	$2,763,162
Term Loan B note payable, net of discounts	1,867,605	1,871,505
Revolving line of credit A Facility	315,000	225,000
Revolving line of credit B Facility —foreign swing line	1,314	—
Total notes payable and other obligations	4,907,339	4,859,667
Securitization Facility	1,436,000	1,118,000
Total notes payable, credit agreements and Securitization Facility	$6,343,339	$5,977,667
Current portion	$1,926,983	$1,517,628
Long-term portion	4,416,356	4,460,039
Total notes payable, credit agreements and Securitization Facility	$6,343,339	$5,977,667
On March 23, 2022, the Company entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with Secured Overnight Financing Rate ("SOFR") plus a SOFR Adjustment of 0.10%. The Company has unamortized debt issuance costs of $2.6 million and $2.5 million related to the Securitization Facility as of March 31, 2022 and December 31, 2021, respectively, recorded within other assets in the Unaudited Consolidated Balance Sheets. The maturity date for the Company's Securitization Facility is March 29, 2024.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at March 31, 2022.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2022 and 2021 to income before income taxes for the three months ended March 31, 2022 and 2021 due to the following (in thousands):

	2022		2021
Computed “expected” tax expense	$61,881	21.0%	$49,493	21.0%
Changes resulting from:
Foreign income tax differential	(2,015)	(0.7)%	(3,830)	(1.6)%
Excess tax benefit related to stock-based compensation	(3,210)	(1.1)%	(9,413)	(4.0)%
State taxes net of federal benefits	4,992	1.7%	2,685	1.1%
Foreign withholding	3,199	1.1%	3,643	1.5%
GILTI, net of foreign tax credits	1,288	0.4%	2,992	1.3%
Nondeductible stock-based compensation	1,430	0.5%	797	0.3%
Increase in tax expense due to uncertain tax positions	1,664	0.6%	2,412	1.0%
Sub-part F Income	3,654	1.2%	1,326	0.6%
Other	3,835	1.3%	1,336	0.6%
Provision for income taxes	$76,718	26.0%	$51,441	21.8%
10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$217,952	$184,239
Denominator for basic earnings per share	77,737	83,475
Dilutive securities	1,549	2,289
Denominator for diluted earnings per share	79,286	85,764
Basic earnings per share	$2.80	$2.21
Diluted earnings per share	$2.75	$2.15
Diluted earnings per share for the three months ended March 31, 2022 and 2021 excludes the effect of 2.1 million and 0.1 million, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of an immaterial amount and 0.2 million shares of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended March 31, 2022 and 2021, respectively.
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

The Company’s segment results are as follows for the three month periods ended March 31 in thousands):

	Three Months Ended March 31,
	2022[1]	2021
Revenues, net:
North America	$547,382	$402,206
Brazil	102,538	81,923
International	139,321	124,494
	$789,241	$608,623
Operating income:
North America	$196,930	$162,576
Brazil	37,328	32,225
International	83,463	71,164
	$317,721	$265,965
Depreciation and amortization:
North America	$53,307	$40,533
Brazil	13,121	12,287
International	10,374	12,909
	$76,802	$65,729
Capital expenditures:
North America	$21,594	$11,530
Brazil	5,978	3,350
International	3,815	4,646
	$31,387	$19,526
1 Results from the 2022 acquisition of Levarti are reported in our North America segment.
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

On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. The court also set a tentative trial date of June 7, 2022, which subsequently was moved to August 29, 2022. In the meantime, the FTC’s administrative action is stayed. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
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
•Option contracts, which give the purchaser the right, but not the obligation, to buy or sell within a specified time a currency at a contracted price that may be settled in cash.
•Swap contracts, which are commitments to settlement in cash at a future date or dates, usually on an overnight basis.

The credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. Concentrations of credit and performance risk may exist with counterparties, which includes customers and banking partners, as we are engaged in similar activities with similar economic characteristics related to fluctuations in foreign currency rates. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, if the counterparty does not perform under the term of the contract, the contract may be terminated. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815 Derivatives and Hedging.

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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of March 31, 2022 and December 31, 2021 (in millions) is presented in the following table.

	Notional
	March 31, 2022	December 31, 2021
Foreign exchange contracts:
Swaps	$1,188.0	$2,670.4
Futures, forwards and spot	11,434.1	7,818.3
Written options	12,933.0	11,221.9
Purchased options	11,612.6	10,614.0
Total	$37,167.7	$32,324.5

The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$359.9	$335.7	$172.8	$148.6
Cash collateral	29.2	16.9	29.2	16.9
Total net of cash collateral	$330.7	$318.8	$143.6	$131.7

	December 31, 2021
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$338.8	$307.8	$120.9	$89.9
Cash collateral	25.9	24.8	25.9	24.8
Total net of cash collateral	$312.9	$283.0	$95.0	$65.1
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2022 and December 31, 2021 (in millions).

		March 31, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value

Derivative Asset	Other current assets	$138.2	$94.0
Derivative Asset	Other noncurrent assets	$34.6	$26.9
Derivative Liability	Other current liabilities	$119.3	$66.9
Derivative Liability	Other noncurrent liabilities	$29.3	$23.0
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. The $1.0 billion interest rate swap matured in January 2022. As of March 31, 2022, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of March 31, 2022	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$500	2.56%	1/31/2023
Interest Rate Swap	$500	2.55%	12/19/2023

For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.

The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2022 and December 31, 2021 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		March 31, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Other noncurrent assets	$1.4	$—
Swap contracts	Other current liabilities	$7.9	$23.4
Swap contracts	Other noncurrent liabilities	$—	$7.3

The following table displays the effect of the Company’s derivative financial instruments in the Unaudited Consolidated Statements of Income and other comprehensive (gain) loss for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2022	2021
Interest Rate Swaps:
Amount of gain recognized in other comprehensive income (loss) on derivatives, net of tax of $(6.0) million and $(3.6) million for 2022 and 2021, respectively	$(18.2)	$(11.3)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$8.1	$12.1

The estimated net amount of the existing losses expected to be reclassified into earnings within the next 12 months is approximately $8.0 million at March 31, 2022.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the three months ended March 31 are as follows (in thousands):

	March 31, 2022
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)
Other comprehensive income before reclassifications	182,949	16,094	199,043
Amounts reclassified from AOCI	—	8,148	8,148
Tax effect	—	(6,012)	(6,012)
Other comprehensive income	182,949	18,230	201,179
Balance at March 31, 2022	$(1,258,556)	$(4,881)	$(1,263,437)

	March 31, 2021
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(1,296,962)	$(66,196)	$(1,363,158)
Other comprehensive (loss) income before reclassifications	(129,157)	2,724	(126,433)
Amounts reclassified from AOCI	—	12,146	12,146
Tax effect	—	(3,574)	(3,574)
Other comprehensive (loss) income	(129,157)	11,296	(117,861)
Balance at March 31, 2021	$(1,426,119)	$(54,900)	$(1,481,019)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2021and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.

The following discussion and analysis of our financial condition and results of operations generally discusses the first quarter of 2022 and 2021, with period-over-period comparisons between these periods. A detailed discussion of 2021 items and period-over-period comparisons between the first quarter of 2021 and 2020 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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
As previously described in our Annual Report on Form 10-K for the year ended December 31, 2021, businesses spend an estimated $125 trillion each year with other businesses. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data which can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers powerful insights, which managers can use to better run their businesses. Our wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often used, such as cash, paper checks, and general purpose credit cards, as well as employee pay and reclaim processes.
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as “revenue". See “Results of Operations” for additional segment information.

Impact of COVID-19 on Our Business
The novel strain of coronavirus (including variants thereof, "COVID-19") has had, and could continue to have, an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, the effectiveness of vaccines in general and against new variants, vaccine mandates, facility closures, travel and logistics restrictions and general decreases in the level of consumer confidence and business activity.
The COVID-19 pandemic continues to impact various aspects of the world economy and our customers. The extent to which the COVID-19 pandemic continues to impact our business operations, financial results, and liquidity through the remainder of 2022 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and the geographies most affected; vaccine availability globally, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated, potential disruptions impacting our suppliers and vendors resulting, directly or indirectly, from new outbreaks of COVID-19, vaccine mandates and/or vaccine hesitancy; our response to the continued impact of the pandemic; the negative impact the COVID-19 pandemic has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; and actions of governments, businesses and individuals take in response to the pandemic, including restrictions or lockdowns resulting from new COVID 19 outbreaks; the inflationary impact of actions taken in connection with government and business responses to the COVID-19 pandemic; and how quickly economies recover after the any new or continuing outbreak of COVID-19 subsides.
Impact of Russia's Invasion of Ukraine on Our Business
The current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, increased operating costs (including fuel and other input costs), safety risks, and restrictions on the transfer of funds to and from Russia. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of cash, assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of the conflict, which could damage our brand image or corporate reputation.
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict. We are actively monitoring the situation and assessing its impact on our business, analyzing options as they develop, and are continuing to refine our business continuity plan and crisis response materials designed to mitigate the impact of disruptions to our business, but it is unclear if our plan will successfully mitigate all disruptions. To date we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.
Operations of our fuel business in Russia accounted for approximately 2.8% and 4.9% of our consolidated net revenues and net income for the year ended December 31, 2021, respectively, and approximately 2.3% and 4.8% of our consolidated net revenues and net income for the quarter ended March 31, 2022, respectively. Our assets in Russia were approximately 2.4% of our consolidated assets at December 31, 2021 and approximately 2.3% of our consolidated assets at March 31, 2022. The total net book value of our assets in Russia at March 31, 2022 was approximately $227 million, of which $124 million is restricted cash. As described in Note 3 to our condensed consolidated financial statements, no impairment has occurred. However, the conflict in Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our International segment.
See Part II, Item 1A “Risk Factors – Risks Associated with the Conflict between Russia and Ukraine” for additional discussion regarding the risks associate with the ongoing conflict in Ukraine.
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three months ended March 31, (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2022	2021
Revenues, net	$789.2	$608.6
Net income	$218.0	$184.2
Net income per diluted share	$2.75	$2.15

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three months ended March 31 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2022	2021
Adjusted net income	$289.7	$242.1
Adjusted net income per diluted share	$3.65	$2.82
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in 3 geographies, with 85% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.
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

Revenues, net, by Segment. For the three months ended March 31 our segments generated the following revenue (in millions).

	Three Months Ended March 31,
	2022		2021
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
North America	$547.4	69%	$402.2	66%
Brazil	102.5	13%	81.9	13%
International	139.3	18%	124.5	20%
	$789.2	100%	$608.6	100%
*Columns may not calculate due to rounding.
Revenues, net by Geography and Solution. Revenue by geography and solution for the three months ended March 31 (in millions), was as follows:

	Three Months Ended March 31,
(Unaudited)	2022		2021
Revenues, net by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$471.8	60%	$370.4	61%
Brazil	102.5	13%	81.9	13%
United Kingdom	94.6	12%	75.6	12%
Other	120.3	15%	80.6	13%
Consolidated revenues, net	$789.2	100%	$608.6	100%
*Columns may not calculate due to rounding.

	Three Months Ended March 31,
(Unaudited)	2022		2021
Revenues, net by Solution*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$318.5	40%	$261.9	43%
Corporate Payments	183.8	23%	116.4	19%
Tolls	84.9	11%	69.0	11%
Lodging	94.6	12%	59.0	10%
Gift	43.5	6%	43.4	7%
Other	63.9	8%	58.9	10%
Consolidated revenues, net	$789.2	100%	$608.6	100%

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

The following table presents revenue per key performance metric by solution for the three months ended March 31 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended March 31,				Three Months Ended March 31,
(Unaudited)	2022	2021	Change	% Change	2022	2021	Change	% Change
FUEL
'- Revenues, net	$318.5	$261.9	$56.6	22%	$298.9	$262.0	$36.9	14%
'- Transactions	116.5	110.3	6.2	6%	116.5	111.8	4.6	4%
'- Revenues, net per transaction	$2.73	$2.38	$0.36	15%	$2.57	$2.34	$0.22	10%
CORPORATE PAYMENTS
'- Revenues, net	$183.8	$116.4	$67.4	58%	$185.9	$155.6	$30.3	19%
'- Spend volume	$27,435	$18,035	$9,400	52%	$27,435	$25,166	$2,269	9%
'- Revenue, net per spend $	0.67%	0.65%	0.02%	4%	0.68%	0.62%	0.06%	10%
TOLLS
'- Revenues, net	$84.9	$69.0	$16.0	23%	$81.2	$69.0	$12.2	18%
'- Tags (average monthly)	6.1	5.8	0.3	5%	6.1	5.8	0.3	5%
'- Revenues, net per tag	$13.86	$11.85	$2.01	17%	$13.26	$11.85	$1.40	12%
LODGING
'- Revenues, net	$94.6	$59.0	$35.5	60%	$94.6	$77.8	$16.9	22%
'- Room nights	8.8	5.9	2.9	49%	8.8	7.3	1.5	21%
'- Revenues, net per room night	$10.70	$9.96	$0.74	7%	$10.71	$10.62	$0.09	1%
GIFT
'- Revenues, net	$43.5	$43.4	$0.1	—%	$43.8	$43.4	$0.4	1%
'- Transactions	293.0	291.1	1.9	1%	293.0	291.1	1.9	1%
'- Revenues, net per transaction	$0.15	$0.15	$—	—%	$0.15	$0.15	$—	—%
OTHER[1]
'- Revenues, net	$63.9	$58.9	$5.0	9%	$64.2	$58.9	$5.3	9%
'- Transactions	10.0	9.5	0.5	6%	10.0	9.5	0.5	6%
'- Revenues, net per transaction	$6.41	$6.23	$0.18	3%	$6.43	$6.23	$0.20	3%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$789.2	$608.6	$180.6	30%	$768.6	$666.7	$102.0	15%

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
Revenue per relevant key performance indicator (KPI), which may include transaction, spend volume, monthly average active tags, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel price spreads. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
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
•General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation and bonuses) for our employees, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.
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

•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, and internationally, including the current conflict between Russia and Ukraine, as discussed elsewhere in this Quarterly Report on Form 10-Q, and the ultimate impact of the COVID-19 pandemic. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 60% and 61% of our revenue in the three months ended March 31, 2022 and 2021, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We believe approximately 12% of revenues, net were directly impacted by changes in fuel price in both the three months ended March 31, 2022 and 2021, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We believe approximately 5% of revenues, net were directly impacted by fuel price spreads in both the three months ended March 31, 2022 and 2021, respectively.
•Acquisitions—Since 2002, we have completed over 90 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.
•Interest rates—On May 4, 2022, the U.S. Federal Open Market Committee increased the benchmark rate by 0.50 basis points and additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our cash investments and debt, particularly in rising interest rate environments. On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. In January 2022, $1.0 billion of our interest rate swaps matured.
•Expenses—Over the long term, we expect that our expense will decrease as a percentage of revenue as our revenue increases, except for expenses related to transaction volume processed. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.
•Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in certain non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.

Acquisitions and Investments
2022
•On March 1, 2022, we completed the acquisition of Levarti, a U.S. based airline software platform company for an immaterial amount.

•In February 2022, we made immaterial investments in an electric vehicle charging payments business and in an electric vehicle data analytics business.
2021
•On December 15, 2021, we completed the acquisition of a mobile fuel payments solution in Russia for an immaterial amount.
•On September 1, 2021, we completed the acquisition of ALE Solutions, Inc. (ALE), a U.S. based provider of lodging solutions to the insurance industry, for $421.8 million.
•On June 1, 2021, we completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based cross-border payment solutions provider, for $459.1 million, including cash.
•On January 13, 2021, we completed the acquisition of Roger, which has been rebranded as Corpay One, a global accounts payable (AP) cloud software platform for small businesses, for $39.0 million.
•During 2021, we made an investment of $37.8 million in a joint venture in Brazil with CAIXA. We made investments in other businesses of $6.8 million.
Results from our ALE, AFEX, Roger and Levarti acquisitions are reported in our North America segment from the dates of acquisition. Results from our Russian acquisition are reported in our International segment from the date of acquisition.

Results of Operations
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
The following table sets forth selected unaudited consolidated statements of income and selected operational data for the three months ended March 31 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2022	% of Total Revenues, net	Three Months Ended March 31, 2021	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
North America	$547.4	69.4%	$402.2	66.1%	$145.2	36.1%
Brazil	102.5	13.0%	81.9	13.5%	20.6	25.2%
International	139.3	17.7%	124.5	20.5%	14.8	11.9%
Total revenues, net	789.2	100.0%	608.6	100.0%	180.6	29.7%
Consolidated operating expenses:
Processing	174.2	22.1%	116.4	19.1%	57.8	49.6%
Selling	76.9	9.7%	52.1	8.6%	24.8	47.6%
General and administrative	143.5	18.2%	108.4	17.8%	35.2	32.4%
Depreciation and amortization	76.8	9.7%	65.7	10.8%	11.1	16.8%
Other operating, net	0.1	—%	0.1	—%	(0.1)	NM
Operating income	317.7	40.3%	266.0	43.7%	51.8	19.5%
Investment gain	0.2	—%	—	—%	0.2	NM
Other expense, net	0.9	0.1%	1.7	0.3%	(0.9)	(50.1)%
Interest expense, net	22.0	2.8%	28.6	4.7%	(6.5)	(22.8)%
Provision for income taxes	76.7	9.7%	51.4	8.5%	25.3	49.1%
Net income	$218.0	27.6%	$184.2	30.3%	$33.7	18.3%
Operating income for segments:
North America	$196.9		$162.6		$34.4	21.1%
Brazil	37.3		32.2		5.1	15.8%
International	83.5		71.2		12.3	17.3%
Operating income	$317.7		$266.0		$51.8	19.5%
Operating margin for segments:
North America	36.0%		40.4%		(4.4)%
Brazil	36.4%		39.3%		(2.9)%
International	59.9%		57.2%		2.7%
Consolidated	40.3%		43.7%		(3.4)%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Revenues, net
Consolidated revenues were $789.2 million in the three months ended March 31, 2022, an increase of $180.6 million or 29.7%, from $608.6 million in the three months ended March 31, 2021. Organically, consolidated revenues increased by approximately 15%. Consolidated revenues and organic growth increased primarily due to increases in transaction volumes, the impact of acquisitions completed in 2021 and 2022 of approximately $58 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the three months ended March 31, 2022 over the comparable period in 2021 of approximately $21 million, driven primarily by the favorable impact of fuel prices of approximately $22 million and favorable fuel price spreads of approximately $5 million. These increases were partially offset by unfavorable foreign exchange rates of approximately $6 million, mostly in our Russia, U.K., and European businesses.

North America segment revenues, net
North America segment revenues were $547.4 million in the three months ended March 31, 2022, an increase of $145.2 million or 36.1%, from $402.2 million in the three months ended March 31, 2021. Organically, North America segment revenues increased by approximately 15%. North America revenues and organic growth increased primarily due to increases in transaction volumes, the impact of acquisitions completed in 2021 of approximately $58 million and by the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our North America segment revenues in the three months ended March 31, 2022 over the comparable period in 2021 of approximately $20 million, driven primarily by the favorable impact of fuel prices of approximately $18 million and favorable fuel price spreads of approximately $5 million. These increases were partially offset by unfavorable changes in foreign exchange rates of approximately $3 million in our cross-border payments business.

Brazil segment revenues, net
Brazil segment revenues were $102.5 million in the three months ended March 31, 2022, an increase of $20.6 million or 25.2%, from $81.9 million in three months ended March 31, 2021. Organically, Brazil segment revenues increased by approximately 20%. Brazil revenues and organic growth increased primarily due to increases in toll tags sold and the favorable impact of foreign exchange rates of approximately $5 million for the three months ended March 31, 2022 over the comparable period in 2021.

International segment revenues, net
International segment revenues were $139.3 million in the three months ended March 31, 2022, an increase of $14.8 million or 11.9%, from $124.5 million in the three months ended March 31, 2021. Organically, International segment revenues increased by approximately 15%. International revenues and organic growth increased primarily due to increases in transactions volumes, which was partially offset by the negative impact of the macroeconomic environment. Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our International segment revenues in the three months ended March 31, 2022 over the comparable period in 2021 of approximately $4 million, driven primarily by unfavorable foreign exchange rates of approximately $7 million primarily in our Russia, U.K. and European businesses, partially offset by the favorable impact of fuel prices of approximately $3 million.
Consolidated operating expenses
Processing. Processing expenses were $174.2 million in the three months ended March 31, 2022, an increase of $57.8 million or 49.6%, from $116.4 million in the comparable prior period. Increases were primarily due to incremental bad debt of $22 million, expenses related to higher volumes processed of approximately $17 million and expenses related to acquisitions completed in 2021 and 2022 of approximately $18 million. Bad debt levels have returned to more historical levels, as customer spend increases with higher fuel prices, and as a result of strong new sales, which tend to have a higher loss rate.
Selling. Selling expenses were $76.9 million in the three months ended March 31, 2022, an increase of $24.8 million or 47.6%, from $52.1 million in the comparable prior period. Increases in selling expenses were primarily associated with higher commissions and other variable costs due to increased sales volumes in the first quarter of 2022 and expenses related to acquisitions completed in 2021 and 2022 of approximately $8 million.
General and administrative. General and administrative expenses were $143.5 million in the three months ended March 31, 2022, an increase of $35.2 million or 32.4% from $108.4 million in the comparable prior period. Increases in general and administrative expenses were primarily due to increased stock based compensation expense of $15 million, the impact of acquisitions completed in 2021 and 2022 of approximately $10 million, and various other increases associated with growth of business over comparable period.

Depreciation and amortization. Depreciation and amortization expenses were $76.8 million in the three months ended March 31, 2022, an increase of $11.1 million or 16.8%, from $65.7 million in the comparable prior period. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2021 and 2022 of approximately $11 million.

Interest expense, net. Interest expense, net was $22.0 million in the three months ended March 31, 2022, a decrease of $6.5 million or 22.8%, from $28.6 million in the comparable prior period. The decrease in interest expense was primarily due to the effect of the $1 billion interest rate swap that matured in January 2022 and higher interest income earned on cash balances, partially offset by incremental borrowings on our Credit Facility and Securitization Facility. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended March 31,
(Unaudited)	2022	2021
Term loan A	1.64%	1.63%
Term loan B	1.89%	1.88%
Revolving line of credit A, B & C USD Borrowings	1.65%	1.62%
Revolving line of credit B GBP Borrowings	—%	1.52%
Foreign swing line	1.92%	1.54%
The average unused facility fee for the Credit Facility was 0.30% in the three month period ended March 31, 2022.
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended March 31, 2022, as a result of these swap contracts, we incurred additional interest expense of $8.1 million or 2.42% over the average LIBOR rates on $2 billion of borrowings. In January 2022, $1.0 billion of our interest rate swaps matured.
Provision for income taxes. The provision for income taxes and effective tax rate were $76.7 million and 26.0% in the three months ended March 31, 2022, an increase of $25.3 million, or a 49.1% change, from $51.4 million and 21.8% in the three months ended March 31, 2021. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings. The increase in the effective tax rate was primarily due to lower excess tax benefit on fewer stock option exercises in 2022 over the comparable period in 2021.
Net income. For the reasons discussed above, our net income increased to $218.0 million in the three months ended March 31, 2022, an increase of $33.7 million, or 18.3%, from $184.2 million in the three months ended March 31, 2021.
Operating income and operating margin
Consolidated operating income. Operating income was $317.7 million in the three months ended March 31, 2022, an increase of $51.8 million, or 19.5%, from $266.0 million in the comparable prior period. Our operating margin was 40.3% and 43.7% for the three months ended March 31, 2022 and 2021, respectively. The increase in operating income was primarily driven by increases in transaction volume driving organic growth, acquisitions completed in 2022 and 2021, the favorable impact of fuel prices of $22 million and the favorable fuel price spreads of approximately $5 million. These increases were partially offset by unfavorable movements in the foreign exchange rates of $4 million. The lower operating margin was primarily driven by additional stock compensation and bad debt in the first quarter of 2022 over the comparable prior period.
North America segment operating income. North America operating income was $196.9 million in the three months ended March 31, 2022, an increase of $34.4 million, or 21.1%, from $162.6 million in the comparable prior period. North America operating margin was 36.0% and 40.4% for the three months ended March 31, 2022 and 2021, respectively. These increases were primarily driven by increases in transaction volume driving organic growth, acquisitions completed in 2022 and 2021, the favorable impact of fuel prices of $18 million and the favorable fuel price spreads of approximately $5 million. These increases were partially offset by the unfavorable movements in the foreign exchange rates. The lower operating margin was driven primarily by additional stock compensation expense and bad debt expenses in the first quarter of 2022 over the comparable prior period.
Brazil segment operating income. Brazil operating income was $37.3 million in the three months ended March 31, 2022, an increase of $5.1 million, or 15.8%, from $32.2 million in the comparable prior period. Brazil operating margin was 36.4% and 39.3% for the three months ended March 31, 2022 and 2021, respectively. The increase in operating income was primarily driven by increases in transaction volume driving organic growth and the favorable movements in the foreign exchange rates of approximately $2 million. The lower operating margin was driven by incremental investments in sales and processing expenses in the first quarter of 2022 over the comparable prior period.
International segment operating income. International operating income was $83.5 million in the three months ended March 31, 2022, an increase of $12.3 million or 17.3%, from $71.2 million in the comparable prior period. International operating margin was 59.9% and 57.2% for the three months ended March 31, 2022 and 2021, respectively. The increase in operating income was driven primarily by increases in transaction volume driving organic growth and the favorable impact of fuel prices of $3 million, partially offset by the unfavorable movements in the foreign exchange rates of $5 million. The higher operating margin was driven by operating leverage.

Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At March 31, 2022, we had approximately $2.3 billion in total liquidity, consisting of approximately $969 million available under our Credit Facility (defined below) and unrestricted cash of $1.3 billion. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $124 million to restricted cash as of March 31, 2022. Restricted cash represents primarily customer deposits in our Comdata business in the U.S., cash held in our Russian business, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a majority of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card solutions and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2022, we had no additional liquidity under our Securitization Facility.
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
Furthermore, we cannot predict how and the extent to which the conflict between Russia and Ukraine will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of cash flows, assets or impairment charges. The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict. We will continue to monitor and assess the situation as circumstances evolve and to identify actions to potentially mitigate any unfavorable impacts on our future results.
Cash flows
The following table summarizes our cash flows for the three month periods ended March 31 (in millions).

	Three Months Ended March 31,
(Unaudited)	2022	2021
Net cash (used in) provided by operating activities	$(112.3)	$77.9
Net cash used in investing activities	(67.3)	(63.2)
Net cash used in financing activities	(49.8)	(16.6)
Operating activities. Net cash used in operating activities was $112.3 million in the three months ended March 31, 2022, compared to net cash provided by operating activities of $77.9 million in the comparable prior period. The decrease in operating cash flows was primarily due to unfavorable movements in working capital primarily due to the increase in fuel prices and volumes, as well as the timing of cash receipts and payments in the three months ended March 31, 2022 over the comparable period in 2021.
Investing activities. Net cash used in investing activities was $67.3 million in the three months ended March 31, 2022 compared to $63.2 million in the three months ended March 31, 2021. The increased use of cash was primarily due to increased investment in technology, partially offset by lower cash used to fund acquisitions in the three months ended March 31, 2022 over the comparable period in 2021.

Financing activities. Net cash used in financing activities was $49.8 million in the three months ended March 31, 2022, compared to $16.6 million in the three months ended March 31, 2021. The increase in net cash used in financing activities was primarily due to increased repurchases of common stock of $261 million, which was partially offset by an increase in net borrowings on our Credit Facility of $145 million and on our Securitization Facility of $103 million in the three months ended March 31, 2022 over the comparable period in 2021.
Capital spending summary
Our capital expenditures were $31.4 million in the three months ended March 31, 2022, an increase of $11.9 million or 60.7%, from $19.5 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $6.41 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and local currency issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.285 billion, a term loan A facility in the amount of $3.225 billion and a term loan B facility in the amount of $1.9 billion as of March 31, 2022. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $800 million, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $450 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans, and (c) a revolving C facility in the amount of $35 million for borrowings in U.S. dollars, Australian dollars or New Zealand dollars. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.00 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving credit facilities A, B and C is December 19, 2023. The term loan B has a maturity date of April 30, 2028.
At March 31, 2022, the interest rate on the term loan A was 1.96%, the interest rate on the term loan B was 2.21% and the interest rate on the revolving A facility was 1.90%. The unused credit facility fee was 0.30% at March 31, 2022.
At March 31, 2022, we had $2.7 billion in borrowings outstanding on the term loan A, net of discounts, and $1.9 billion in borrowings outstanding on the term loan B, net of discounts. We have unamortized debt issuance costs of $2.9 million related to the revolving facilities as of March 31, 2022 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts of $15.7 million and debt issuance costs of $8.1 million related to our term loans at March 31, 2022.
During the three months ended March 31, 2022, we made principal payments of $45.1 million on the term loans, $400 million on the revolving facilities, and $8.5 million on the swing line revolving facility.
As of March 31, 2022, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. The $1.0 billion interest rate swap matured in January 2022. We reclassified approximately $8.1 million of losses from accumulated other comprehensive income into interest expense during the three months ended March 31, 2022 as a result of these hedging instruments.
Securitization Facility
We are party to a $1.6 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. On March 23, 2022, we entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with Secured Overnight Financing Rate ("SOFR") plus a SOFR Adjustment of 0.10%. The maturity date for our Securitization Facility is March 29, 2024.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of March 31, 2022.

Stock Repurchase Program
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through March 31, 2022, 21,845,168 shares have been repurchased for an aggregate purchase price of $4.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2022, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2021. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. We believe that organic revenue growth on a macro-neutral, and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of FLEETCOR.

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by solution to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions)*:

	Revenues, net		Key Performance Metric
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)	2022	2021	2022	2021
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$298.9	$262.0	116.5	111.8
Impact of acquisitions/dispositions	—	(0.1)	—	(1.6)
Impact of fuel prices/spread	25.8	—	—	—
Impact of foreign exchange rates	(6.2)	—	—	—
As reported	$318.5	$261.9	116.5	110.3
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$185.9	$155.6	$27,435	$25,166
Impact of acquisitions/dispositions	—	(39.2)	—	(7,132)
Impact of fuel prices/spread	0.5	—	—	—
Impact of foreign exchange rates	(2.6)	—	—	—
As reported	$183.8	$116.4	$27,435	$18,035
TOLLS - TAGS
Pro forma and macro adjusted	$81.2	$69.0	6.1	5.8
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	3.7	—	—	—
As reported	$84.9	$69.0	6.1	5.8
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$94.6	$77.8	8.8	7.3
Impact of acquisitions/dispositions	—	(18.7)	—	(1.4)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.1)	—	—	—
As reported	$94.6	$59.0	8.8	5.9
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$43.8	$43.4	293.0	291.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.2)	—	—	—
As reported	$43.5	$43.4	293.0	291.1
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$64.2	$58.9	10.0	9.5
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.2)	—	—	—
As reported	$63.9	$58.9	10.0	9.5

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$768.6	$666.7	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(58.0)
Impact of fuel prices/spread[2]	26.2	—
Impact of foreign exchange rates[2]	(5.6)	—
As reported	$789.2	$608.6

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, transportation and payroll card related businesses.
[2] Revenues reflect an estimated $22 million positive impact from fuel prices and approximately $5 million positive impact from fuel price spreads, partially offset by the negative impact of movements in foreign exchange rates of approximately $6 million.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our Statement of Income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including the impact of discrete tax items, impairment charges, asset write-offs, restructuring costs, gains due to disposition of assets/businesses, loss on extinguishment of debt, and legal settlements.

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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2022	2021
Net income	$217,952	$184,239
Net income per diluted share	$2.75	$2.15
Stock-based compensation	32,631	17,747
Amortization[1]	57,630	49,576
Integration and deal related costs	6,253	3,670
Legal settlements/litigation	435	3,670
Restructuring and related (subsidies) costs	—	(577)
Other	—	(9)
Total pre-tax adjustments	96,949	74,077
Income taxes	(25,241)	(16,169)
Adjusted net income	$289,660	$242,148
Adjusted net income per diluted share	$3.65	$2.82
Diluted shares	79,286	85,764

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022, many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement.

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•regulatory measures, voluntary actions, or changes in consumer preferences, that impact our transaction volume, including social distancing, shelter-in-place, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to contain and mitigate the spread of the coronavirus (COVID-19) or new outbreaks thereof, including in China, including the potential impact of vaccination mandates in certain jurisdictions;
•the impact of macroeconomic conditions and the current inflationary environment and whether expected trends, including retail fuel prices, fuel price spreads, fuel transaction patterns, electric vehicle, and retail lodging price trends develop as anticipated and we are able to develop successful strategies in light of these trends;
•the international operational and political risks and compliance and regulatory risks and costs associated with international operations, including the impact of the conflict between Russia and Ukraine on our business and operations;
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
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.

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
As of March 31, 2022, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. The court also set a tentative trial date of June 7, 2022, which subsequently was moved to August 29, 2022. In the meantime, the FTC’s administrative action is stayed. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement, or the closure of these matters without further action.

Item 1A.	Risk Factors
The information presented below supplements the risk factors set forth in the Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our annual report on Form 10-K for the year ended December 31, 2021, except as follows:

Risks Associated with the Conflict between Russia and Ukraine
The current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions. The conflict has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, increased operating costs (including fuel and other input costs), safety risks, and restrictions on the transfer of funds to and from Russia. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of the conflict, which could damage our brand image or corporate reputation. The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict. We will continue to monitor and assess the situation as circumstances evolve and to identify actions to potentially mitigate any unfavorable impacts on our future results.
In response to the Russian invasion of Ukraine, the United States, the EU, the United Kingdom and other governments have imposed sanctions and other restrictive measures. Such sanctions, and other measures, as well as countersanctions or other responses from Russia or other countries have adversely affected, and will adversely affect, the global economy and financial markets and could adversely affect our business, financial condition and results of operations or otherwise aggravate the other risk factors that we identify herein or previously identified in our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot predict the scope of future developments in sanctions, punitive actions or macroeconomic factors arising from the conflict. These measures are complex and still evolving. Our efforts to comply with such measures may be costly and time consuming and will divert the attention of management. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil or criminal proceedings, sanctions, and other liabilities, which may have a material and adverse effect on our operations, financial condition, and results of operations. In light of all of these events, we have developed and are continuing to refine our business continuity plan and crisis response materials to mitigate the impact of disruptions to our business, but it is unclear if our plan will successfully mitigate all potential disruptions. If our business continuity plan fails to mitigate some or all disruptions, it could have a material and adverse effect on our business, financial condition, and results of operations.
Our operations in Russia accounted for approximately 2.8% and 4.9% of our consolidated net revenues and net income for the year ended December 31, 2021, respectively, and approximately 2.3% and 4.8% of our consolidated net revenues and net income for the quarter ended March 31, 2022, respectively. Our assets in Russia were approximately 2.4% of our consolidated assets at December 31, 2021 and approximately 2.3% of our consolidated assets at March 31, 2022. The total net book value of our assets in Russia at March 31, 2022 was approximately $227 million, of which $124 million is restricted cash. As described in Note 3 to our condensed consolidated financial statements, no impairment has occurred. However, the conflict in Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our International segment.

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
In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In February 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a warning for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.
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
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through March 31, 2022, 21,845,168 shares have been repurchased for an aggregate purchase price of $4.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
The following table presents information as of March 31, 2022, with respect to purchases of common stock of the Company made during the three months ended March 31, 2022 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2022 through January 31, 2022	1,075,357	$240.47	21,143,855	$1,392,319
February 1, 2022 through February 28, 2022	424,207	$234.78	21,568,062	$1,292,724
March 1, 2022 through March 31, 2022	277,106	$233.10	21,845,168	$1,228,130

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Amended and Restated Bylaws of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on October 28, 2020)

10.1*	Tenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 23, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 9, 2022.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Charles R. Freund	Chief Financial Officer (Principal Financial Officer)
Charles R. Freund