Form 10-Q
period 2022-06-30
FLEETCOR TECHNOLOGIES INC
filed 2022-08-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common Stock, $0.001 par value	75,013,343

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Months Ended June 30, 2022

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,423,060	$1,520,027
Restricted cash	933,373	730,668
Accounts and other receivables (less allowance for credit losses of $124,838 at June 30, 2022 and $98,719 at December 31, 2021)	2,448,585	1,793,274
Securitized accounts receivable—restricted for securitization investors	1,600,000	1,118,000
Prepaid expenses and other current assets	418,451	326,079
Total current assets	6,823,469	5,488,048
Property and equipment, net	260,588	236,294
Goodwill	5,076,364	5,078,978
Other intangibles, net	2,220,246	2,335,385
Investments	67,067	52,016
Other assets	262,481	213,932
Total assets	$14,710,215	$13,404,653
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,014,962	$1,406,350
Accrued expenses	348,301	369,054
Customer deposits	1,685,261	1,788,705
Securitization facility	1,600,000	1,118,000
Current portion of notes payable and lines of credit	508,108	399,628
Other current liabilities	275,263	208,614
Total current liabilities	6,431,895	5,290,351
Notes payable and other obligations, less current portion	4,767,545	4,460,039
Deferred income taxes	566,434	566,291
Other noncurrent liabilities	256,672	221,392
Total noncurrent liabilities	5,590,651	5,247,722
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 127,566,381 shares issued and 75,934,303 shares outstanding at June 30, 2022; and 127,113,023 shares issued and 78,879,551 shares outstanding at December 31, 2021	128	127
Additional paid-in capital	2,964,235	2,878,751
Retained earnings	6,736,565	6,256,442
Accumulated other comprehensive loss	(1,413,833)	(1,464,616)
Less treasury stock, 51,632,078 shares at June 30, 2022 and 48,233,471 shares at December 31, 2021	(5,599,426)	(4,804,124)
Total stockholders’ equity	2,687,669	2,866,580
Total liabilities and stockholders’ equity	$14,710,215	$13,404,653

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$861,278	$667,381	$1,650,519	$1,276,004
Expenses:
Processing	185,588	122,294	359,782	238,722
Selling	79,324	63,225	156,213	115,307
General and administrative	147,446	115,008	290,968	223,370
Depreciation and amortization	78,474	69,218	155,276	134,947
Other operating, net	(34)	24	79	81
Operating income	370,480	297,612	688,201	563,577
Investment loss (gain)	193	—	345	(9)
Other expense, net	3,564	408	4,433	2,151
Interest expense, net	23,070	34,685	45,100	63,236
Total other expense	26,827	35,093	49,878	65,378
Income before income taxes	343,653	262,519	638,323	498,199
Provision for income taxes	81,482	66,272	158,200	117,713
Net income	$262,171	$196,247	$480,123	$380,486
Basic earnings per share	$3.42	$2.36	$6.22	$4.57
Diluted earnings per share	$3.35	$2.30	$6.10	$4.45
Weighted average shares outstanding:
Basic shares	76,769	83,141	77,250	83,307
Diluted shares	78,239	85,295	78,762	85,528

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$262,171	$196,247	$480,123	$380,486
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(158,896)	206,805	24,053	77,648
Net change in derivative contracts, net of tax	8,500	9,037	26,730	20,333
Total other comprehensive (loss) income	(150,396)	215,842	50,783	97,981
Total comprehensive income	$111,775	$412,089	$530,906	$478,467
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580
Net income	—	—	217,952	—	—	217,952
Other comprehensive income, net of tax	—	—	—	201,179	—	201,179
Acquisition of common stock	—	—	—	—	(422,736)	(422,736)
Share-based compensation	—	32,631	—	—	—	32,631
Issuance of common stock	—	8,810	—	—	—	8,810
Balance at March 31, 2022	127	2,920,192	6,474,394	(1,263,437)	(5,226,860)	2,904,416
Net income	—	—	262,171	—	—	262,171
Other comprehensive loss, net of tax	—	—	—	(150,396)	—	(150,396)
Acquisition of common stock	—	—	—	—	(372,566)	(372,566)
Share-based compensation	—	34,017	—	—	—	34,017
Issuance of common stock	1	10,026	—	—	—	10,027
Balance at June 30, 2022	$128	$2,964,235	$6,736,565	$(1,413,833)	$(5,599,426)	$2,687,669

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411
Net income	—	—	184,239	—	—	184,239
Other comprehensive loss, net of tax	—	—	—	(117,861)	—	(117,861)
Acquisition of common stock	—	—	—	—	(170,382)	(170,382)
Share-based compensation	—	17,747	—	—	—	17,747
Issuance of common stock	1	27,344	—	—	—	27,345
Balance at March 31, 2021	127	2,794,991	5,601,184	(1,481,019)	(3,618,784)	3,296,499
Net income	—	—	196,247	—	—	196,247
Other comprehensive income, net of tax	—	—	—	215,842	—	215,842
Acquisition of common stock	—	—	—	—	(246,203)	(246,203)
Share-based compensation	—	17,885	—	—	—	17,885
Issuance of common stock	—	8,577	—	—	—	8,577
Balance at June 30, 2021	$127	$2,821,453	$5,797,431	$(1,265,177)	$(3,864,987)	$3,488,847

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$480,123	$380,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,783	36,094
Stock-based compensation	66,648	35,632
Provision for credit losses on accounts and other receivables	52,704	8,521
Amortization of deferred financing costs and discounts	4,131	3,248
Amortization of intangible assets and premium on receivables	111,493	98,853
Loss on extinguishment of debt	1,934	6,230
Deferred income taxes	(10,864)	8,216
Other non-cash operating loss	425	72
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(1,225,705)	(706,574)
Prepaid expenses and other current assets	(89,933)	115,239
Other assets	(48,270)	20,715
Accounts payable, accrued expenses and customer deposits	655,384	349,710
Net cash provided by operating activities	41,853	356,442
Investing activities
Acquisitions, net of cash acquired	(33,744)	(114,994)
Purchases of property and equipment	(66,629)	(45,765)
Other	—	(2,281)
Net cash used in investing activities	(100,373)	(163,040)
Financing activities
Proceeds from issuance of common stock	18,837	35,921
Repurchase of common stock	(795,302)	(416,585)
Borrowings on securitization facility, net	482,000	300,000
Deferred financing costs	(337)	(21,039)
Proceeds from notes payable	3,000,000	1,150,000
Principal payments on notes payable	(2,777,000)	(419,250)
Borrowings from revolver	1,550,000	405,000
Payments on revolver	(1,356,000)	(623,851)
Borrowings (payments) on swing line of credit, net	194	(51,157)
Other	—	(366)
Net cash provided by financing activities	122,392	358,673
Effect of foreign currency exchange rates on cash	41,866	30,609
Net increase in cash and cash equivalents and restricted cash	105,738	582,684
Cash and cash equivalents and restricted cash, beginning of period	2,250,695	1,476,619
Cash and cash equivalents and restricted cash, end of period	$2,356,433	$2,059,303
Supplemental cash flow information
Cash paid for interest	$73,323	$54,818
Cash paid for income taxes	$215,653	$113,969

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2022
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2022 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the ongoing conflict between Russia and Ukraine, the impact of changes to monetary policy, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange (losses), which are recorded within other expense, net in the Unaudited Consolidated Statements of Income for the three and six months ended June 30 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign exchange (losses)	$(1.8)	$(0.6)	$(2.2)	$(1.7)
The Company recorded foreign currency gains on long-term intra-entity transactions included as a component of foreign currency translation gains (losses), net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency gains on long-term intra-entity transactions	$10.3	$92.2	$156.3	$25.8
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $223 million to restricted cash as of June 30, 2022.

Financial Instruments - Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification (ASC) 326, "Financial Instruments - Credit Losses". The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors.
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Fuel, Corporate Payments, Tolls, Lodging, as well as Gift solutions (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 75% of total consolidated revenues, net, for the three and six months ended June 30, 2022. The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. In addition, in its cross-border payments business, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies.

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by solution (in millions) for the three and six months ended June 30, was as follows:

Revenues, net by Solution*	Three Months Ended June 30,				Six Months Ended June 30,
	2022	%	2021	%	2022	%	2021	%
Fuel	$346.9	40%	$295.1	44%	$665.4	40%	$557.0	44%
Corporate Payments	189.7	22%	140.4	21%	373.5	23%	256.8	20%
Tolls	91.2	11%	71.3	11%	176.1	11%	140.3	11%
Lodging	116.9	14%	62.2	9%	211.5	13%	121.3	10%
Gift	51.7	6%	32.3	5%	95.2	6%	75.7	6%
Other	65.0	8%	66.0	10%	128.9	8%	124.9	10%
Consolidated revenues, net	$861.3	100%	$667.4	100%	$1,650.5	100%	$1,276.0	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and six months ended June 30, was as follows:

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2022	%	2021	%	2022	%	2021	%
United States	$527.7	61%	$412.7	62%	$999.5	61%	$783.3	61%
Brazil	111.8	13%	85.7	13%	214.4	13%	167.6	13%
United Kingdom	93.4	11%	83.6	13%	188.0	11%	159.2	12%
Other	128.4	15%	85.4	13%	248.7	15%	165.9	13%
Consolidated revenues, net	$861.3	100%	$667.4	100%	$1,650.5	100%	$1,276.0	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $60.2 million and $73.7 million as of June 30, 2022 and December 31, 2021, respectively. We expect to recognize approximately $35.5 million of these amounts in revenues within 12 months and the remaining $24.7 million over the next five years as of June 30, 2022. Revenue recognized in the six months ended June 30, 2022 that was included in the deferred revenue contract liability as of December 31, 2021 was approximately $30.2 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022			December 31, 2021
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,884.5	$(3,679.9)	$204.6	$1,185.9	$(1,057.7)	$128.2
Liabilities
Accounts Payable	$3,726.6	$(3,679.9)	$46.7	$1,199.5	$(1,057.7)	$141.8
Reclassifications and Adjustments
During 2021, the Company identified and corrected an immaterial error in the presentation of deferred income taxes and changes in accounts payable, accrued expenses and customer deposits, both presented within net cash provided by operating activities, in our prior year Consolidated Statement of Cash Flows. The impact of this correction for the six months ended June

30, 2021 was a decrease to the adjustment to reconcile net income to net cash provided by operating activities related to deferred income taxes of $4.7 million, with a corresponding increase to changes in accounts payable, accrued expenses and customer deposits in operating activities of $4.7 million. There was no impact to net cash provided by operating activities in the Unaudited Consolidated Statement of Cash Flows.
Additionally, certain disclosures for prior periods have been reclassified to conform with current year presentation.
Adoption of New Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements. The Company transitioned from LIBOR to the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326% for sterling borrowings, the Euro Interbank Offered Rate (“EURIBOR”) for term euro borrowings, the Euro Short Term Rate (“ESTR”) plus an ESTR adjustment of 0.085% for swingline euro borrowings, and the Tokyo Interbank Offered Rate (“TIBOR”) for yen borrowings. In addition, the Company transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% for USD borrowings under the Securitization Facility, revolving credit facility and the term loan A. The Company has availed itself to the practical expedients related to any changes in the reference rate related to our debt and interest rate swaps. Cross currency derivatives are not impacted by this ASU.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)" ("ASU 2021-08"), which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired contracts. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. The Company's adoption of this ASU on January 1, 2022, did not have a material impact on the Company's results of operations, financial condition, or cash flows.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Gross domestic accounts receivable	$1,184,664	$994,063
Gross domestic securitized accounts receivable	1,600,000	1,118,000
Gross foreign receivables	1,388,759	897,930
Total gross receivables	4,173,423	3,009,993
Less allowance for credit losses	(124,838)	(98,719)
Net accounts and securitized accounts receivable	$4,048,585	$2,911,274
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
A rollforward of the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30 is as follows (in thousands):

	2022	2021
Allowance for credit losses beginning of period	$98,719	$86,886
Provision for credit losses	52,704	8,521
Write-offs	(33,416)	(14,878)
Recoveries	4,350	9,956
Impact of foreign currency	2,481	1,615
Allowance for credit losses end of period	$124,838	$92,100
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Repurchase agreements	$512,485	$—	$512,485	$—
Money market	39,886	—	39,886	—
Certificates of deposit	197	—	197	—
Interest Rate Swaps	4,811	—	4,811	—
Foreign exchange contracts	244,691	—	244,691	—
Total assets	$802,070	$—	$802,070	$—
Cash collateral for foreign exchange contracts	$55,350	$—	$—	$—
Liabilities:
Foreign exchange contracts	234,334	—	234,334	—
Total liabilities	$234,334	$—	$234,334	$—
Cash collateral obligation for foreign exchange contracts	$19,604	$—	$—	$—

December 31, 2021
Assets:
Repurchase agreements	$477,069	$—	$477,069	$—
Money market	43,023	—	43,023	—
Certificates of deposit	958	—	958	—
Foreign exchange contracts	120,859	—	120,859	—
Total assets	$641,909	$—	$641,908	$—
Cash collateral for foreign exchange contracts	$25,881	$—	$—	$—
Liabilities:
Interest rate swaps[1]	$30,733	$—	$30,733	$—
Foreign exchange contracts	89,925	—	89,925	—
Total liabilities	$120,658	$—	$120,625	$—
Cash collateral obligation for foreign exchange contracts	$24,803	$—	$—	$—
1During 2022, the Company identified and corrected an immaterial error in the presentation of the December 31, 2021 interest rate swap liabilities in the table above. Such amount was incorrectly bracketed, which has since been corrected. The liability was correctly presented and classified in the Company's Consolidated Balance Sheet at December 31, 2021.
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, repurchase agreements, money markets and certificates of deposit, with maturities ranging from overnight to 90 days or less. The value of overnight repurchase agreements is determined based upon the quoted market prices for the securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheet at June 30, 2022 and December 31, 2021. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at June 30, 2022 and December 31, 2021.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for June 30, 2022 and December 31, 2021.

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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $67.1 million at June 30, 2022.
The Company typically reviews long-lived assets and goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. The recent military conflict between Russia and Ukraine has created significant uncertainty and risk in the economic environment in which the Russia reporting unit operates. As such, the Company completed an analysis during the period, which resulted in no impairment. The Company continues to monitor the economic uncertainty, while assessing the financial impact and outlook for the Russia reporting unit.
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
4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through June 30, 2022, 23,467,105 shares have been repurchased for an aggregate purchase price of $5.2 billion, leaving the Company up to $0.9 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
Subsequent to June 30, 2022, the Company repurchased 931,266 shares for an aggregate purchase price of $200.3 million, pursuant to a 10b5-1 plan. As of August 9, 2022, the Company has up to $655.3 million available under the Program for future repurchases of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to share-based payments recognized in the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$18,287	$5,012	$36,125	$9,602
Restricted stock	15,730	12,873	30,523	26,030
Stock-based compensation	$34,017	$17,885	$66,648	$35,632
The tax benefits recorded on stock-based compensation and upon the exercises of options were $20.0 million and $24.5 million for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of June 30, 2022 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$80,708	1.77
Restricted stock	64,907	1.15
Total	$145,615
Stock Options
The following summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2022 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,447	$176.52	3,798	$145.18		$257,707
Granted	590	226.05			$65.71
Exercised	(314)	57.80				53,730
Forfeited	(35)	244.52
Outstanding at June 30, 2022	5,688	$188.22	3,723	$158.07		$208,558
Expected to vest as of June 30, 2022	1,972	$244.40
The aggregate intrinsic value of stock options exercisable at June 30, 2022 was $206.7 million. The weighted average remaining contractual term of options exercisable at June 30, 2022 was 4.3 years.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2022 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	278	$278.57
Granted	319	229.80
Vested	(139)	269.05
Canceled or forfeited	(42)	327.35
Outstanding at June 30, 2022	416	$239.48
6. Acquisitions
2022 Acquisitions
Levarti
On March 1, 2022, the Company completed the acquisition of Levarti, an airline software platform company for a net purchase price of $23.7 million. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the Lodging segment.
Acquisition accounting for Levarti is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.

The following table summarizes the preliminary acquisition accounting (in thousands):

Current assets	$754
Long term assets	286
Goodwill	14,505
Intangibles	11,800
Current liabilities	(675)
Noncurrent liabilities	(2,926)
Aggregate purchase price	$23,744
The estimated preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	2	$100
Proprietary Technology	10	3,500
Customer Relationships	16	8,200
		$11,800
Other
In August 2022, the Company acquired an accounts payable (AP) automation software provider. This acquisition is not expected to be material to the financial results of the Company. The Company financed this acquisition using a combination of available cash and borrowings under its existing Credit Facility. In February 2022, the Company also made investments of $7.8 million in an electric vehicle charging payments business and $5.0 million in an electric vehicle data analytics business.
2021 Acquisitions
ALE
On September 1, 2021, the Company completed the acquisition of ALE Solutions, Inc. (ALE), a leader in lodging solutions to the insurance industry, for a net purchase price of $421.8 million. The purpose of this acquisition is to expand the Company's lodging business into the insurance vertical. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the Lodging segment.
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
The following table summarizes the preliminary acquisition accounting for ALE (in thousands):

Trade and other receivables	$178,396
Prepaid expenses and other current assets	2,555
Other long term assets	10,120
Goodwill	136,471
Intangibles	175,800
Accounts payable and accrued expenses	(31,048)
Other current liabilities	(38,866)
Other noncurrent liabilities	(11,596)
Aggregate purchase price	$421,832

The estimated preliminary fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	Indefinite	$14,500
Proprietary Technology	4	14,400
Lodging Network	20	800
Customer Relationships	15	146,100
		$175,800
AFEX
On June 1, 2021, the Company completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for $459.1 million. This includes $210.3 million of cash and cash equivalents and $178.7 million of restricted cash, resulting in a net purchase price of $70.1 million. The purpose of this acquisition is to further expand the Company's cross border payment solutions. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the Corporate Payments segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $4.1 million. These noncompete agreements were accounted for separately from the business acquisition.
The following table summarizes the final acquisition accounting for AFEX (in thousands):

Trade and other receivables	$8,159
Prepaid expenses and other current assets	108,402
Property, plant and equipment	1,723
Other long term assets	51,074
Goodwill	257,332
Intangibles	237,900
Accounts payable and accrued expenses	(40,164)
Other current liabilities	(81,430)
Customer deposits	(375,049)
Other noncurrent liabilities	(97,855)
Aggregate purchase price	$70,092
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2	$5,400
Proprietary Technology	4	11,800
Banking Relationships	20	1,800
Licenses	20	2,600
Customer Relationships	10	216,300
		$237,900
Roger
On January 13, 2021, the Company completed the acquisition of Roger, rebranded Corpay One, a global AP cloud software platform for small businesses, for $39.0 million, net of cash acquired. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the Corporate Payments segment.
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
		$5,400
Other
On December 15, 2021, the Company acquired a mobile fuel payments solution in Russia for a net purchase price of $5.0 million. Acquisition accounting for this acquisition is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments. The results from the acquisition are reported in the Fleet segment. During 2021, the Company made an investment of $37.8 million in a joint venture in Brazil with CAIXA. The Company also made investments in other businesses of $6.8 million. The Company financed all of these investments and acquisitions using a combination of available cash and borrowings under its existing credit facility.
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2021	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2022
Goodwill	$5,078,978	$14,505	$8,529	$(25,648)	$5,076,364
The change in segments discussed in Note 11 resulted in an immaterial change in the Company's former reporting units. As a result of this change, goodwill was reassigned to two reporting units using a relative fair value approach. The change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, "Intangibles-Goodwill and Other", the Company tested goodwill for impairment immediately before and after the change. As a result of these analyses, it was determined that goodwill was not impaired before or after the reorganization.

As of June 30, 2022 and December 31, 2021, other intangibles consisted of the following (in thousands):

		June 30, 2022			December 31, 2021
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.2	$2,911,654	$(1,254,252)	$1,657,402	$2,925,719	$(1,167,218)	$1,758,501
Trade names and trademarks—indefinite lived	N/A	465,404	—	465,404	466,327	—	466,327
Trade names and trademarks—other	7.0	11,910	(6,611)	5,299	12,093	(5,235)	6,858
Software	6.0	276,515	(209,249)	67,266	272,461	(198,628)	73,833
Non-compete agreements	4.3	79,414	(54,539)	24,875	78,145	(48,279)	29,866
Total other intangibles		$3,744,897	$(1,524,651)	$2,220,246	$3,754,745	$(1,419,360)	$2,335,385
Changes in foreign exchange rates resulted in a $6.8 million decrease to the net carrying values of other intangibles in the six months ended June 30, 2022. Amortization expense related to intangible assets for the six months ended June 30, 2022 and 2021 was $109.9 million and $97.3 million, respectively.

8. Debt
The Company’s debt instruments consist primarily of term loans, revolving lines of credit and a Securitization Facility as follows (in thousands):

	June 30, 2022	December 31, 2021
Term Loan A note payable, net of discounts and issuance costs	$2,992,950	$2,763,162
Term Loan B note payable, net of discounts and issuance costs	1,863,703	1,871,505
Revolving line of credit facilities	419,000	225,000
Total notes payable and credit agreements	5,275,653	4,859,667
Securitization Facility	1,600,000	1,118,000
Total notes payable, credit agreements and Securitization Facility	$6,875,653	$5,977,667
Current portion	$2,108,108	$1,517,628
Long-term portion	4,767,545	4,460,039
Total notes payable, credit agreements and Securitization Facility	$6,875,653	$5,977,667
On June 24, 2022, the Company entered into the twelfth amendment to the Credit Agreement. The amendment replaced the existing term loan A with a new $3 billion term loan A and the revolving credit facility with a new $1.5 billion revolving credit facility, resulting in net increases of $273 million and $215 million, respectively. The amendment also replaced LIBOR on the term loan A and revolving credit facility with the Secured Overnight Financing Rate ("SOFR"), plus a SOFR adjustment of 0.10% and extended the maturity date for the term loan A and revolving credit facility to June 24, 2027.
On March 23, 2022, the Company entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with SOFR plus a SOFR adjustment of 0.10%. The Company has unamortized debt issuance costs of $2.2 million and $2.5 million related to the Securitization Facility as of June 30, 2022 and December 31, 2021, respectively, recorded within other assets in the Consolidated Balance Sheets. The maturity date for the Company's Securitization Facility is March 29, 2024.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at June 30, 2022.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2022 and 2021 to income before income taxes for the three months ended June 30, 2022 and 2021 due to the following (in thousands):

	2022		2021
Computed expected tax expense	$72,167	21.0%	$55,129	21.0%
Changes resulting from:
Foreign income tax differential	(1,073)	(0.3)%	(3,899)	(1.5)%
Excess tax benefit related to stock-based compensation	(6,336)	(1.8)%	(6,059)	(2.3)%
State taxes net of federal benefits	6,699	2.0%	2,949	1.1%
Foreign withholding	3,624	1.1%	(316)	(0.1)%
Change in indefinite reinvestment - Russia	(9,049)	(2.6)%	—	—%
GILTI, net of foreign tax credits	1,396	0.4%	2,899	1.1%
Change in UK Statutory Rate	—	—%	6,470	2.5%
Increase in tax expense due to uncertain tax positions	2,137	0.6%	4,800	1.8%
Sub-part F Income	5,470	1.6%	1,562	0.6%
Nondeductible stock-based compensation	1,640	0.5%	725	0.3%
Other	4,806	1.4%	2,012	0.8%
Provision for income taxes	$81,482	23.7%	$66,272	25.2%
10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$262,171	$196,247	$480,123	$380,486
Denominator for basic earnings per share	76,769	83,141	77,250	83,307
Dilutive securities	1,470	2,154	1,512	2,221
Denominator for diluted earnings per share	78,239	85,295	78,762	85,528
Basic earnings per share	$3.42	$2.36	$6.22	$4.57
Diluted earnings per share	$3.35	$2.30	$6.10	$4.45
Diluted earnings per share for the three months ended June 30, 2022 and 2021 excludes the effect of 2.3 million and 0.1 million, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of an immaterial amount and 0.2 million shares of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended June 30, 2022 and 2021, respectively.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, the Company has updated its segments structure into Fleet, Corporate Payments, Lodging, Brazil and Other, which includes our Gift and Paycard businesses. The presentation of segment information has been recast for the prior periods to align with this segment presentation for the three and six months ended June 30, 2022. We manage and report our operating results through five reportable segments, which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information. The Company has aggregated its Corporate Payments and Cross-Border segments into the Corporate Payments reportable segment and allocated overhead expenses on a consistent basis in accordance with relevant guidance.

The Company’s segment results are as follows for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net:
Fleet	$377,361	$333,091	$728,954	$628,064
Corporate Payments	189,699	140,388	373,467	256,782
Lodging	116,900	62,248	211,476	121,284
Brazil	111,825	85,669	214,362	167,593
Other	65,493	45,985	122,260	102,281
	$861,278	$667,381	$1,650,519	$1,276,004
Operating income:
Fleet	$186,790	$172,588	$354,635	$319,619
Corporate Payments	65,859	48,611	124,066	93,014
Lodging	58,559	29,901	98,339	54,774
Brazil	41,617	33,331	78,945	65,556
Other	17,655	13,181	32,216	30,614
	$370,480	$297,612	$688,201	$563,577
Depreciation and amortization:
Fleet	$34,927	$36,384	$69,634	$73,039
Corporate Payments	16,724	12,320	33,072	21,553
Lodging	10,321	5,229	20,855	10,384
Brazil	14,288	12,894	27,409	25,181
Other	2,214	2,391	4,306	4,790
	$78,474	$69,218	$155,276	$134,947
The Company’s segment results are as follows for the quarterly periods in 2021 and 2020, as well as the first quarter of 2022 (in thousands):

	Quarter Ended March 31, 2022	Fiscal Quarters Year Ended December 31, 2021
(in thousands)	First	First	Second	Third	Fourth
Revenues, net:
Fleet	$351,592	$294,973	$333,091	$343,194	$348,883
Corporate Payments	183,769	116,394	140,388	168,684	174,525
Lodging	94,576	59,036	62,248	85,214	103,121
Brazil	102,538	81,923	85,669	94,888	105,600
Other	56,766	56,297	45,985	63,497	70,126
	$789,241	$608,623	$667,381	$755,477	$802,255
Operating income:
Fleet	$167,845	$147,031	$172,588	$181,787	$168,859
Corporate Payments	58,207	44,403	48,611	53,512	51,056
Lodging	39,779	24,873	29,901	44,027	50,172
Brazil	37,328	32,225	33,331	39,943	48,766
Other	14,562	17,433	13,181	19,418	21,439
	$317,721	$265,965	$297,612	$338,687	$340,292
Depreciation and amortization:
Fleet	$34,706	$36,655	$36,384	$36,378	$35,557
Corporate Payments	16,349	9,233	12,320	15,526	16,579
Lodging	10,534	5,155	5,229	7,301	8,793
Brazil	13,121	12,287	12,894	12,910	11,929
Other	2,092	2,399	2,391	2,122	2,155
	$76,802	$65,729	$69,218	$74,237	$75,013

	Fiscal Quarters Year Ended December 31, 2020
(in thousands)	First	Second	Third	Fourth
Revenues, net:
Fleet	$327,062	$277,707	$293,388	$294,314
Corporate Payments	119,934	92,556	106,504	114,958
Lodging	56,995	40,618	52,857	56,567
Brazil	98,978	75,148	79,596	90,526
Other	58,124	39,117	52,938	60,968
	$661,093	$525,146	$585,283	$617,333
Operating income:
Fleet	$155,288	$134,794	$145,670	$158,989
Corporate Payments	(39,857)	28,247	40,892	46,995
Lodging	27,484	11,812	26,165	25,427
Brazil	39,438	29,420	35,600	43,593
Other	18,630	8,538	16,205	18,935
	$200,983	$212,811	$264,532	$293,939
Depreciation and amortization:
Fleet	$35,559	$35,600	$35,683	$35,389
Corporate Payments	8,626	8,583	8,723	8,966
Lodging	3,449	3,618	4,462	5,367
Brazil	14,589	12,169	12,260	12,345
Other	2,253	2,192	2,351	2,618
	$64,476	$62,162	$63,479	$64,685

The Company’s segment results are as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Year ended December 31, (in thousands)	2021	2020	2019
Revenues, net:
Fleet	$1,320,141	$1,192,471	$1,311,922
Corporate Payments	599,991	433,952	509,723
Lodging	309,619	207,037	212,597
Brazil	368,080	344,248	427,921
Other	235,905	211,147	186,685
	$2,833,736	$2,388,855	$2,648,848
Operating income:
Fleet	$670,265	$594,741	$660,958
Corporate Payments	197,582	76,277	219,453
Lodging	148,973	90,888	121,899
Brazil	154,265	148,051	175,429
Other	71,471	62,308	53,691
	$1,242,556	$972,265	$1,231,430
Depreciation and amortization:
Fleet	$144,974	$142,231	$157,938
Corporate Payments	53,658	34,898	34,469
Lodging	26,478	16,896	11,356
Brazil	50,020	51,363	64,936
Other	9,067	9,414	5,511
	$284,197	$254,802	$274,210
Capital expenditures:
Fleet	$62,620	$41,765	$41,234
Corporate Payments	13,696	9,757	8,645
Lodging	4,604	3,586	1,909
Brazil	24,431	17,116	18,330
Other	6,179	6,201	5,052
	$111,530	$78,425	$75,170

	Years Ended December 31,
	2021	2020
Long-lived assets (excluding goodwill, intangibles, investments and other)
Fleet	$121,076	$104,337
Corporate Payments	34,974	28,393
Lodging	12,592	11,885
Brazil	53,236	47,994
Other	14,416	9,900
	$236,294	$202,509
Results from the 2022 acquisition of Levarti are reported in our Lodging segment. More than 10% of our revenues in 2021, 2020 and 2019 were derived through our relationship with our open-loop network partner, with results included in both our Fleet and Corporate Payments segments.
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

Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the then-pending shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The Eleventh Circuit affirmed the district court’s ruling dismissing the case in an order issued on July 27, 2022.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The court set a hearing for September 1, 2022, to determine the scope of injunctive relief. The Company intends to appeal this decision after final judgment is issued. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
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
The credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. Concentrations of credit and performance risk may exist with counterparties, which includes customers and banking partners, as we are engaged in similar activities with similar economic characteristics related to fluctuations in foreign currency rates. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, if the counterparty does not perform under the term of the contract, the contract may be terminated. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815, "Derivatives and Hedging".
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of June 30, 2022 and December 31, 2021 (in millions) is presented in the following table.

	Notional
	June 30, 2022	December 31, 2021
Foreign exchange contracts:
Swaps	$1,472.5	$2,670.4
Futures, forwards and spot	12,091.5	7,818.3
Written options	14,486.0	11,221.9
Purchased options	12,976.3	10,614.0
Total	$41,026.3	$32,324.5
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$527.7	$517.3	$244.7	$234.3
Cash collateral	55.4	19.6	55.4	19.6
Total net of cash collateral	$472.3	$497.7	$189.3	$214.7

	December 31, 2021
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$338.8	$307.8	$120.9	$89.9
Cash collateral	25.9	24.8	25.9	24.8
Total net of cash collateral	$312.9	$283.0	$95.0	$65.1
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2022 and December 31, 2021 (in millions).

		June 30, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value

Derivative Asset	Prepaid expenses and other current assets	$170.9	$94.0
Derivative Asset	Other assets	$73.8	$26.9
Derivative Liability	Other current liabilities	$165.8	$66.9
Derivative Liability	Other noncurrent liabilities	$68.6	$23.0
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. The $1.0 billion interest rate swap matured in January 2022. As of June 30, 2022, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of June 30, 2022	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$500	2.56%	1/31/2023
Interest Rate Swap	$500	2.55%	12/19/2023
For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.

The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2022 and December 31, 2021 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		June 30, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$3.7	$—
Swap contracts	Other assets	$1.2	$—
Swap contracts	Other current liabilities	$—	$23.4
Swap contracts	Other noncurrent liabilities	$—	$7.3
The estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $3.8 million at June 30, 2022.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the six months ended June 30 are as follows (in thousands):

	June 30, 2022
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)
Other comprehensive income before reclassifications	24,053	22,871	46,924
Amounts reclassified from AOCI	—	12,674	12,674
Tax effect	—	(8,815)	(8,815)
Other comprehensive income	24,053	26,730	50,783
Balance at June 30, 2022	$(1,417,452)	$3,619	$(1,413,833)

	June 30, 2021
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(1,296,962)	$(66,196)	$(1,363,158)
Other comprehensive income before reclassifications	77,648	2,345	79,993
Amounts reclassified from AOCI	—	24,542	24,542
Tax effect	—	(6,554)	(6,554)
Other comprehensive income	77,648	20,333	97,981
Balance at June 30, 2021	$(1,219,314)	$(45,863)	$(1,265,177)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.
The following discussion and analysis of our financial condition and results of operations generally discusses the three and six months ended June 30, 2022 and 2021, with period-over-period comparisons between these periods. A detailed discussion of 2021 items and period-over-period comparisons between the three and six month ended June 30, 2021 and 2020 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
Executive Overview
FLEETCOR is a leading global business payments company that helps businesses spend less by providing innovative solutions that enable and control expense-related purchasing and payment processes. Since its incorporation in 2000, FLEETCOR has continued to deliver on its mission: to provide businesses with “a better way to pay”. FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
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
In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, the Company has updated its segment structure into Fleet, Corporate Payments, Lodging, Brazil and Other. The presentation of segment information has been recast for the prior periods to align with this segment presentation for the three and six months ended June 30, 2022. We manage and report our operating results through five reportable segments, Fleet, Corporate Payments, Lodging, Brazil and Other, which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information. However, to help facilitate an understanding of our expansive range of solutions around the world, we describe them in two categories: Expense Management solutions, which help control and monitor employee spending, and Corporate Payments solutions, which simplify and automate vendor payments.
Our Expense Management solutions (Fuel, Tolls, and Lodging) are purpose-built to provide customers with greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our Corporate Payments solutions are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage B2B payment processing more efficiently with our suite of corporate payment solutions, including AP automation, virtual cards, cross-border, and purchasing and T&E cards. FLEETCOR provides several other payments solutions that, due to their immaterial nature or size, are not considered within our Corporate Payments and Expense Management solutions.
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
The COVID-19 pandemic continues to impact various aspects of the world economy and our customers. The extent to which the COVID-19 pandemic continues to impact our business operations, financial results, and liquidity through the remainder of 2022 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and the geographies most affected; vaccine availability globally, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated, potential disruptions impacting our suppliers and vendors resulting, directly or indirectly, from new outbreaks of COVID-19, vaccine mandates and/or vaccine hesitancy; our response to the continued impact of the pandemic; the negative impact the COVID-19 pandemic has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; and actions of governments, businesses and individuals take in response to the pandemic, including restrictions or lockdowns resulting from new COVID-19 outbreaks; the inflationary impact of actions taken in connection with government and business responses to the COVID-19 pandemic; and how quickly economies recover after the any new or continuing outbreak of COVID-19 subsides.
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
The consolidated net revenues, net income and assets of our business in Russia as a percentage of consolidated Company results are substantially similar to previous disclosures. The net book value of our assets in Russia at June 30, 2022 was approximately $338 million, of which $223 million is restricted cash. As described in Note 3 to our condensed consolidated financial statements, no impairment has occurred. However, the conflict in Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.
See Part II, Item 1A “Risk Factors – Risks Associated with the Conflict between Russia and Ukraine” for additional discussion regarding the risks associate with the ongoing conflict in Ukraine.
Results
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2022	2021	2022	2021
Revenues, net	$861.3	$667.4	$1,650.5	$1,276.0
Net income	$262.2	$196.2	$480.1	$380.5
Net income per diluted share	$3.35	$2.30	$6.10	$4.45

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and six months ended June 30 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2022	2021	2022	2021
Adjusted net income	$326.1	$268.4	$615.8	$510.6
Adjusted net income per diluted share	$4.17	$3.15	$7.82	$5.97
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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in three geographies, with 85% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.
Revenues, net, by Segment. For the three and six months ended June 30, our segments generated the following revenue (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fleet	$377.4	44%	$333.1	50%	$729.0	44.2%	$628.1	49.2%
Corporate Payments	189.7	22%	140.4	21%	373.5	22.6%	256.8	20.1%
Lodging	116.9	14%	62.2	9%	211.5	12.8%	121.3	9.5%
Brazil	111.8	13%	85.7	13%	214.4	13.0%	167.6	13.1%
Other	65.5	8%	46.0	7%	122.3	7.4%	102.3	8.0%
Consolidated revenues, net	$861.3	100%	$667.4	100%	$1,650.5	100%	$1,276.0	100%
*Columns may not calculate due to rounding. Other includes our Gift and Paycard businesses.
Revenues, net by Geography and Solution. Revenue by geography and solution for the three and six months ended June 30 (in millions), was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2022		2021		2022		2021
Revenues, net by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$527.7	61%	$412.7	62%	$999.5	61%	$783.3	61%
Brazil	111.8	13%	85.7	13%	214.4	13%	167.6	13%
United Kingdom	93.4	11%	83.6	13%	188.0	11%	159.2	12%
Other	128.4	15%	85.4	13%	248.7	15%	165.9	13%
Consolidated revenues, net	$861.3	100%	$667.4	100%	$1,650.5	100%	$1,276.0	100%
*Columns may not calculate due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2022		2021		2022		2020
Revenues, net by Solution*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$346.9	40%	$295.1	44%	$665.4	40%	$557.0	44%
Corporate Payments	189.7	22%	140.4	21%	373.5	23%	256.8	20%
Tolls	91.2	11%	71.3	11%	176.1	11%	140.3	11%
Lodging	116.9	14%	62.2	9%	211.5	13%	121.3	10%
Gift	51.7	6%	32.3	5%	95.2	6%	75.7	6%
Other	65.0	8%	66.0	10%	128.9	8%	124.9	10%
Consolidated revenues, net	$861.3	100%	$667.4	100%	$1,650.5	100%	$1,276.0	100%

*Columns may not calculate due to rounding. Other includes telematics, maintenance, food, payroll card and transportation related businesses.
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
In our Corporate Payments solutions, the primary measure of volume is spend, the dollar amount of payments processed on behalf of customers through our various networks. We primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our performance obligation in our foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, we recognize revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange payment services are primarily comprised of the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market.
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
The remaining revenues represent other products that due to their nature or size, are not considered primary products. These include telematics offerings, fleet maintenance, food and transportation employee benefits related offerings, payroll cards and long-haul transportation services.

The following table presents revenue per key performance metric by solution for the three months ended June 30 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2022	2021	Change	% Change	2022	2021	Change	% Change
FUEL
'- Revenues, net	$346.9	$295.1	$51.7	18%	$317.3	$295.2	$22.0	7%
'- Transactions	122.5	118.3	4.2	4%	122.5	119.8	2.7	2%
'- Revenues, net per transaction	$2.83	$2.50	$0.34	14%	$2.59	$2.46	$0.13	5%
CORPORATE PAYMENTS
'- Revenues, net	$189.7	$140.4	$49.3	35%	$195.2	$164.8	$30.5	18%
'- Spend volume	$28,836	$23,002	$5,833	25%	$28,836	$27,549	$1,287	5%
'- Revenue, net per spend $	0.66%	0.61%	0.05%	8%	0.68%	0.60%	0.08%	13%
TOLLS
'- Revenues, net	$91.2	$71.3	$19.8	28%	$84.5	$71.3	$13.2	19%
'- Tags (average monthly)	6.1	5.8	0.3	5%	6.1	5.8	0.3	5%
'- Revenues, net per tag	$14.85	$12.21	$2.64	22%	$13.76	$12.20	$1.56	13%
LODGING
'- Revenues, net	$116.9	$62.2	$54.7	88%	$117.2	$82.7	$34.4	42%
'- Room nights	9.5	6.6	2.9	44%	9.5	8.2	1.3	16%
'- Revenues, net per room night	$12.30	$9.41	$2.90	31%	$12.33	$10.12	$2.22	22%
GIFT
'- Revenues, net	$51.7	$32.3	$19.4	60%	$52.5	$32.3	$20.2	63%
'- Transactions	287.5	259.4	28.1	11%	287.5	259.4	28.1	11%
'- Revenues, net per transaction	$0.18	$0.12	$0.06	44%	$0.18	$0.12	$0.06	47%
OTHER[1]
'- Revenues, net	$65.0	$66.0	$(1.0)	(2)%	$66.7	$66.0	$0.7	1%
'- Transactions	10.2	9.3	1.0	11%	10.2	9.3	1.0	11%
'- Revenues, net per transaction	$6.34	$7.13	$(0.79)	(11)%	$6.51	$7.13	$(0.63)	(9)%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$861.3	$667.4	$193.9	29%	$833.4	$712.3	$121.0	17%

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
•Other expense (income), net—Our other expense (income), net includes gains or losses from the sale of assets, foreign currency transactions, loss on extinguishment of debt and other miscellaneous operating costs and revenue.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 61% of our revenues in both the six months ended June 30, 2022 and 2021, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 13% of revenues, net were directly impacted by changes in fuel price in both the three months ended June 30, 2022 and 2021, respectively. We estimate approximately 12% of revenues, net were directly impacted by changes in fuel price in both the six months ended June 30, 2022 and 2021, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% and 6% of revenues, net were directly impacted by fuel price spreads in the three months ended June 30, 2022 and 2021, respectively. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in both the six months ended June 30, 2022 and 2021, respectively.
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
•Interest rates—From January to July of 2022, the U.S. Federal Open Market Committee has increased the benchmark rate four times for a total rate increase of 2.25 percent. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our cash investments and debt, particularly in rising interest rate environments. On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. In January 2022, $1.0 billion of our interest rate swaps matured.
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
Acquisitions and Investments
2022
•In August 2022, we acquired an AP automation software provider for an immaterial amount.
•On March 1, 2022, we completed the acquisition of Levarti, a U.S. based airline software platform company, for $23.7 million.
•In February 2022, we made an investment of $7.8 million in an electric vehicle charging payments business and $5.0 million in an electric vehicle data analytics business.
2021
•On December 15, 2021, we completed the acquisition of a mobile fuel payments solution in Russia for an immaterial amount.
•On September 1, 2021, we completed the acquisition of ALE, a U.S. based provider of lodging solutions to the insurance industry, for $421.8 million.
•On June 1, 2021, we completed the acquisition of AFEX, a U.S. based cross-border payment solutions provider, for $459.1 million, including cash.
•On January 13, 2021, we completed the acquisition of Roger, which has been rebranded as Corpay One, a global AP cloud software platform for small businesses, for $39.0 million.
•During 2021, we made an investment of $37.8 million in a joint venture in Brazil with CAIXA. We made investments in other businesses of $6.8 million.
Results from our ALE and Levarti acquisitions are included in our Lodging segment, and results from our AFEX and Roger acquisitions are reported in our Corporate Payments segment, from the dates of acquisition. Results from our Russian acquisition are reported in our Fleet segment from the date of acquisition.

Results of Operations
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
The following tables set forth selected unaudited consolidated statements of income and selected operational data for the three and six months ended June 30 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2022	% of Total Revenues, net	Three Months Ended June 30, 2021	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$377.4	43.8%	$333.1	49.9%	$44.3	13.3%
Corporate Payments	189.7	22.0%	140.4	21.0%	49.3	35.1%
Lodging	116.9	13.6%	62.2	9.3%	54.7	87.8%
Brazil	111.8	13.0%	85.7	12.8%	26.2	30.5%
Other	65.5	7.6%	46.0	6.9%	19.5	42.4%
Total revenues, net	861.3	100.0%	667.4	100.0%	193.9	29.1%
Consolidated operating expenses:
Processing	185.6	21.5%	122.3	18.3%	63.3	51.8%
Selling	79.3	9.2%	63.2	9.5%	16.1	25.5%
General and administrative	147.4	17.1%	115.0	17.2%	32.4	28.2%
Depreciation and amortization	78.5	9.1%	69.2	10.4%	9.3	13.4%
Other operating, net	—	—%	—	—%	0.1	NM
Operating income	370.5	43.0%	297.6	44.6%	72.9	24.5%
Investment gain	0.2	—%	—	—%	0.2	NM
Other expense, net	3.6	0.4%	0.4	0.1%	3.2	NM
Interest expense, net	23.1	2.7%	34.7	5.2%	(11.6)	(33.5)%
Provision for income taxes	81.5	9.5%	66.3	9.9%	15.2	23.0%
Net income	$262.2	30.4%	$196.2	29.4%	$65.9	33.6%

Operating income by segment:
Fleet	$186.8		$172.6		$14.2	8.2%
Corporate Payments	65.9		48.6		17.2	35.5%
Lodging	58.6		29.9		28.7	95.8%
Brazil	41.6		33.3		8.3	24.9%
Other	17.7		13.2		4.5	33.9%
Total operating income	$370.5		$297.6		$72.9	24.5%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated revenues, net
Consolidated revenues were $861.3 million in the three months ended June 30, 2022, an increase of $193.9 million or 29.1%, from $667.4 million in the three months ended June 30, 2021. Consolidated revenues increased primarily due to organic growth of 17% driven by increases in transaction volumes, the impact of acquisitions completed in 2021 and 2022 of approximately $45 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the three months ended June 30, 2022 over the comparable period in 2021 of approximately $28 million, driven primarily by the favorable impact of fuel prices of approximately $33 million and favorable fuel price spreads of approximately $3 million. These increases were partially offset by unfavorable foreign exchange rates of approximately $8 million, mostly in our U.K. and European businesses.

Consolidated operating expenses
Processing. Processing expenses were $185.6 million in the three months ended June 30, 2022, an increase of $63.3 million or 51.8%, from $122.3 million in the comparable prior period. Increases were primarily due to higher variable expenses driven by larger transaction volumes, incremental bad debt of $21 million and approximately $14 million of expenses related to acquisitions completed in 2021 and 2022. Bad debt expense has increased as customer spend increased due to higher fuel prices, and as a result of strong new sales, which tend to have a higher loss rate.
Selling. Selling expenses were $79.3 million in the three months ended June 30, 2022, an increase of $16.1 million or 25.5%, from $63.2 million in the comparable prior period. Increases in selling expenses were primarily associated with higher commissions and other variable costs due to increased sales volumes in the current period and approximately $6 million of expenses related to acquisitions completed in 2021 and 2022.
General and administrative. General and administrative expenses were $147.4 million in the three months ended June 30, 2022, an increase of $32.4 million or 28.2% from $115.0 million in the comparable prior period. Increases in general and administrative expenses were primarily due to increased stock based compensation expense of $16 million, the impact of acquisitions completed in 2021 and 2022 of approximately $7 million, and other increases associated with growth of business over comparable prior period.
Depreciation and amortization. Depreciation and amortization expenses were $78.5 million in the three months ended June 30, 2022, an increase of $9.3 million or 13.4%, from $69.2 million in the comparable prior period. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2021 and 2022 of approximately $9 million.
Other expense, net. Other expense, net was $3.6 million in the three months ended June 30, 2022, an increase of $3.2 million from $0.4 million in the comparable prior period. Other expense increased due to a loss on the extinguishment of debt of $2 million resulting from our new Credit Facility.
Interest expense, net. Interest expense, net was $23.1 million in the three months ended June 30, 2022, a decrease of $11.6 million or 33.5%, from $34.7 million in the comparable prior period. The decrease in interest expense was primarily due to higher interest income earned on customer deposits and the benefit of higher cash balances in certain foreign jurisdictions, partially offset by rising interest rates on borrowings. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended June 30,
(Unaudited)	2022	2021
Term loan A	2.31%	1.60%
Term loan B	2.53%	1.85%
Revolving line of credit	2.33%	1.61%
Foreign swing line	2.22%	1.54%
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended June 30, 2022, as a result of these swap contracts, we incurred additional interest expense of $4.5 million or 1.78% over the average LIBOR rates on $1 billion of borrowings.
Provision for income taxes. The provision for income taxes and effective tax rate were $81.5 million and 23.7% in the three months ended June 30, 2022, an increase of $15.2 million, or a 23.0% change, from $66.3 million and 25.2% in the three months ended June 30, 2021. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur.
During the three months ended June 30, 2022, we determined that certain foreign income was permanently invested, resulting in a tax benefit of $9.0 million. Excluding this discrete item, our tax rate in the second quarter of 2022 would have been 26.3% compared to 25.2% in 2021. The increase in the provision for income taxes and tax rate was driven primarily by an increase in pre-tax earnings and the mix of earnings by jurisdiction.
Net income. For the reasons discussed above, our net income increased to $262.2 million in the three months ended June 30, 2022, an increase of $65.9 million, or 33.6%, from $196.2 million in the three months ended June 30, 2021.
Consolidated operating income. Operating income was $370.5 million in the three months ended June 30, 2022, an increase of $72.9 million, or 24.5%, from $297.6 million in the comparable prior period. The increase in operating income was primarily due to organic growth driven by increases in transaction volume, acquisitions completed in 2022 and 2021, the favorable impact of fuel prices of $33 million and the favorable fuel price spreads of approximately $3 million. The increase in operating income was partially offset by additional stock compensation of $16 million and bad debt of $21 million in the second quarter of 2022 over the comparable prior period and unfavorable movements in the foreign exchange rates of $5 million.
Segment Results
Fleet
Fleet revenues were $377.4 million in the three months ended June 30, 2022, an increase of $44.3 million or 13.3%, from $333.1 million in the three months ended June 30, 2021. Fleet operating income was $186.8 million in the three months ended June 30, 2022, an increase of $14.2 million, or 8.2%, from $172.6 million in the comparable prior period. Fleet revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and new sales growth, as well as the positive impact of the macroeconomic environment, partially offset by incremental bad debt of $14 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our Fleet revenues and operating income in the three months ended June 30, 2022 over the comparable period in 2021 of approximately $26 million and $30 million, respectively. This impact was driven primarily by the favorable impact of fuel prices of approximately $32 million and favorable fuel price spreads of approximately $3 million, over the comparable prior period. These increases were partially offset by unfavorable changes in foreign exchange rates on revenues and operating income of approximately $9 million and $6 million, respectively, mostly in our U.K. and European businesses.
Corporate Payments
Corporate Payments revenues were $189.7 million in the three months ended June 30, 2022, an increase of $49.3 million or 35.1%, from $140.4 million in the three months ended June 30, 2021. Corporate Payments operating income was $65.9 million in the three months ended June 30, 2022, an increase of $17.2 million, or 35.5%, from $48.6 million in the comparable prior period. Corporate Payments revenues and operating income increased primarily due to organic growth, with strong new sales across products offerings, as well as the impact of the AFEX acquisition, which were partially offset by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our Corporate Payments revenues and operating income in the three months ended June 30, 2022 over the comparable prior period of approximately $6 million and $2 million, respectively, driven primarily by unfavorable foreign exchange rates.
Lodging
Lodging revenues were $116.9 million in the three months ended June 30, 2022, an increase of $54.7 million or 87.8%, from $62.2 million in the three months ended June 30, 2021. Lodging operating income was $58.6 million in the three months ended June 30, 2022, an increase of $28.7 million, or 95.8%, from $29.9 million in the comparable prior period. Lodging revenues and operating income increased primarily due to organic growth driven in our workforce and airline verticals, as well as the impact of the ALE and Levarti acquisitions. Our workforce product has higher new sales and volumes, as our programs are viewed as more valuable as hotel costs are rising. Our airlines product also grew as travel recovery continues from the impact of COVID-19, as domestic travel volumes increased.
Brazil
Brazil revenues were $111.8 million in the three months ended June 30, 2022, an increase of $26.2 million or 30.5%, from $85.7 million in three months ended June 30, 2021. Brazil operating income was $41.6 million in the three months ended June 30, 2022, an increase of $8.3 million, or 24.9%, from $33.3 million in the comparable prior period. Brazil revenues and operating income increased primarily due to organic growth driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products. Brazil revenues and operating income were also impacted by favorable changes in foreign exchange rates of approximately $8 million and $3 million, respectively, over the comparable prior period. These increases were partially offset by incremental investments in sales and processing expenses over the comparable prior period.
Other
Other revenues were $65.5 million in the three months ended June 30, 2022, an increase of $19.5 million or 42.4%, from $46.0 million in three months ended June 30, 2021. Other operating income was $17.7 million in the three months ended June 30, 2022, an increase of $4.5 million or 33.9%, from $13.2 million in the comparable prior period. Other revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and early retail ordering of gift cards, as retailers seek to ensure adequate card stock in advance of holiday season.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The following table sets forth selected unaudited consolidated statements of income data for the six months ended June 30, 2022 and 2021 (in millions, except percentages)*.

(Unaudited)	Six Months Ended June 30, 2022	% of Total Revenues, net	Six Months Ended June 30, 2021	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$729.0	44.2%	$628.1	49.2%	$100.9	16.1%
Corporate Payments	373.5	22.6%	256.8	20.1%	116.7	45.4%
Lodging	211.5	12.8%	121.3	9.5%	90.2	74.4%
Brazil	214.4	13.0%	167.6	13.1%	46.8	27.9%
Other	122.3	7.4%	102.3	8.0%	20.0	19.5%
Total revenues, net	1,650.5	100.0%	1,276.0	100.0%	374.5	29.4%
Consolidated operating expenses:
Processing	359.8	21.8%	238.7	18.7%	121.1	50.7%
Selling	156.2	9.5%	115.3	9.0%	40.9	35.5%
General and administrative	291.0	17.6%	223.4	17.5%	67.6	30.3%
Depreciation and amortization	155.3	9.4%	134.9	10.6%	20.3	15.1%
Other operating, net	0.1	—%	0.1	—%	—	(2.5)%
Operating income	688.2	41.7%	563.6	44.2%	124.6	22.1%
Investment loss	0.3	—%	—	—%	0.4	NM
Other expense, net	4.4	0.3%	2.2	0.2%	2.3	106.1%
Interest expense, net	45.1	2.7%	63.2	5.0%	(18.1)	(28.7)%
Provision for income taxes	158.2	9.6%	117.7	9.2%	40.5	34.4%
Net income	$480.1	29.1%	$380.5	29.8%	$99.6	26.2%

Operating income by segment:
Fleet	$354.6		$319.6		$35.0	11.0%
Corporate Payments	124.1		93.0		31.1	33.4%
Lodging	98.3		54.8		43.6	79.5%
Brazil	78.9		65.6		13.4	20.4%
Other	32.2		30.6		1.6	5.2%
Total operating income	$688.2		$563.6		$124.6	22.1%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated revenues, net
Consolidated revenues were $1,650.5 million, in the six months ended June 30, 2022, an increase of $374.5 million, or 29.4%, from $1,276.0 million in the six months ended 2021.Consolidated revenues increased primarily due to organic growth of 16% driven by increases in transaction volumes, the impact of acquisitions completed in 2021 and 2022 of approximately $103 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the six months ended June 30, 2022 over the comparable period in 2021 of approximately $49 million, driven primarily by the favorable impact of fuel prices of approximately $55 million and favorable fuel price spreads of approximately $8 million. These increases were partially offset by unfavorable foreign exchange rates of approximately $14 million, mostly in our U.K. and European businesses.

Consolidated operating expenses
Processing. Processing expenses were $359.8 million in the six months ended June 30, 2022, an increase of $121.1 million, or 50.7%, from $238.7 million in the comparable prior period. Increases were primarily due to higher variable expenses driven by larger transaction volumes, incremental bad debt of approximately $43 million and approximately $32 million of expenses related to acquisitions completed in 2021 and 2022. Bad debt expense has increased as customer spend increased due to fuel prices, and as a result of strong new sales, which tend to have a higher loss rate.
Selling. Selling expenses were $156.2 million in the six months ended June 30, 2022, an increase of $40.9 million, or 35.5%, from $115.3 million in the comparable prior period. Increases in selling expenses were primarily associated with higher commissions and other variable costs due to increased sales volumes in the first half of 2022 and approximately $14 million of expenses related to acquisitions completed in 2021 and 2022.
General and administrative. General and administrative expenses were $291.0 million in the six months ended June 30, 2022, an increase of $67.6 million, or 30.3% from $223.4 million in the comparable prior period. The increases were primarily due to increased stock based compensation expense of $31 million, the impact of acquisitions completed in 2021 and 2022 of approximately $18 million, and various other increases associated with growth of business over comparable period.
Depreciation and amortization. Depreciation and amortization expenses were $155.3 million in the six months ended June 30, 2022, an increase of $20.3 million, or 15.1% from $134.9 million in the comparable prior period. The increases were primarily due the impact of acquisitions completed in 2021 and 2022 of approximately $20 million.
Other expense, net. Other expense, net was $4.4 million in the six months ended June 30, 2022, an increase of $2.3 million from $2.2 million in the comparable prior period. Other expense increased due to a loss on the extinguishment of debt of $2 million resulting from our new Credit Facility.
Interest expense, net. Interest expense, net was $45.1 million in the six months ended June 30, 2022, a decrease of $18.1 million, or 28.7%, from $63.2 million in the comparable prior period. The decrease in interest expense is primarily due to higher interest income earned on customer deposits, the benefit of higher cash balances in certain foreign jurisdictions and the effect of the $1 billion interest rate swap that matured in January 2022, partially offset by rising interest rates on borrowings. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Six Months Ended June 30,
(Unaudited)	2022	2021
Term loan A	1.98%	1.62%
Term loan B	2.21%	1.86%
Revolving line of credit A	1.98%	1.62%
Revolving line of credit B GBP	—%	1.52%
Foreign swing line	2.06%	1.54%
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the six months ended June 30, 2022, as a result of these swap contracts, we incurred additional interest expense of $13 million or 2.14% over the average LIBOR rates on $2 billion of borrowings from January 1, 2022 to January 31, 2022 and $1 billion of borrowings from January 31 through June 30, 2022. In January 2022, $1.0 billion of our interest rate swaps matured.
Provision for income taxes. The provision for income taxes and effective tax rate was $158.2 million and 24.8% in the six months ended June 30, 2022, an increase of $40.5 million, or 34.4% change, from $117.7 million and 23.6%, respectively, in the comparable prior period. The increase in the provision for income taxes for the six month period ending June 30, 2022 over the comparable period in 2021 was primarily due to an increase in pre-tax earnings and less excess tax benefit on stock option exercises. The increases were partially offset by the determination that certain foreign income was permanently invested, resulting in a $9 million tax benefit that lowered the tax rate by 1.4%.
Net income. For the reasons discussed above, our net income was $480.1 million in the six months ended June 30, 2022, an increase of $99.6 million, or 26.2% from $380.5 million in the six months ended 2021.
Consolidated operating income. Operating income was $688.2 million in the six months ended June 30, 2022, an increase of $124.6 million, or 22.1%, from $563.6 million in the comparable prior period. The increase in operating income was primarily due to organic growth driven by increases in transaction volume, acquisitions completed in 2022 and 2021, the favorable impact of fuel prices of $55 million and the favorable fuel price spreads of approximately $8 million. The increase in operating income was partially offset by additional bad debt of approximately $43 million, stock compensation of $31 million and unfavorable movements in the foreign exchange rates of $9 million.

Segment Results
Fleet
Fleet revenues were $729.0 million in the six months ended June 30, 2022, an increase of $100.9 million, or 16.1%, from $628.1 million in the six months ended 2021. Fleet operating income was $354.6 million in the six months ended June 30, 2022, an increase of $35.0 million, or 11.0%, from $319.6 million in the comparable prior period. Fleet revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and new sales growth, as well as the positive impact of the macroeconomic environment, partially offset by incremental bad debt of $27 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our Fleet revenues and operating income in the six months ended June 30, 2022 over the comparable prior period of approximately $45 million and $51 million, respectively. This impact was driven primarily by the favorable impact of fuel prices of approximately $53 million and favorable fuel spread margins of approximately $8 million. These increases were partially offset by unfavorable changes in foreign exchange rates on revenues and operating income of $16 million and $10 million, mostly in our U.K. and European businesses.
Corporate Payments
Corporate Payments revenues were $373.5 million in the six months ended June 30, 2022, an increase of $116.7 million or 45.4%, from $256.8 million in the six months ended 2021. Corporate Payments operating income was $124.1 million in the six months ended June 30, 2022, an increase $31.1 million, or 33.4%, from $93.0 million in the comparable prior period. Corporate Payments revenues and operating income increased primarily due to organic growth, with strong new sales across products, as well as the impact of the AFEX acquisition, which were partially offset by the unfavorable impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our Corporate Payments revenues and operating income in the six months ended June 30, 2022 over the comparable period in 2021 of approximately $8 million and $1 million, respectively, driven primarily by the unfavorable impact of foreign exchange rates.
Lodging
Lodging revenues were $211.5 million in the six months ended June 30, 2022, an increase of $90.2 million or 74.4%, from $121.3 million in the six months ended June 30, 2021. Lodging operating income was $98.3 million in the six months ended June 30, 2022, an increase $43.6 million, or 79.5%, from $54.8 million in the comparable prior period. Lodging revenues and operating income increased primarily due to increases in transaction volume driving organic growth, as well as the impact of the ALE and Levarti acquisitions. Organic growth was driven by higher new sales and volumes in our workforce lodging product and continued recovery from the impact of COVID-19 of our airline product, as domestic travel volumes increased.
Brazil
Brazil revenues were $214.4 million in the six months ended June 30, 2022, an increase of $46.8 million or 27.9%, from $167.6 million in six months ended June 30, 2021. Brazil operating income was $78.9 million in the six months ended June 30, 2022, an increase of $13.4 million, or 20.4%, from $65.6 million in the comparable prior period. Brazil revenues and operating income increased primarily due to organic growth driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products. Brazil revenues and operating income were also impacted by favorable changes in foreign exchange rates of approximately $13 million and $5 million, respectively, over the comparable prior period.
Other
Other revenues were $122.3 million in the six months ended June 30, 2022, an increase of $20.0 or 19.5%, from $102.3 million in six months ended June 30, 2021. Other operating income was $32.2 million in the six months ended June 30, 2022, an increase of $1.6 million or 5.2%, from $30.6 million in the comparable prior period. Other revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and early retail ordering of gift cards, as retailers seek to ensure adequate card stock in advance of holiday season.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At June 30, 2022, we had approximately $2.5 billion in total liquidity, consisting of approximately $1.1 billion available under our Credit Facility (defined below) and unrestricted cash of $1.4 billion. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $223 million to restricted cash as of June 30, 2022. Restricted cash represents primarily customer deposits in our corporate payments businesses in the U.S., cash held in our Russian business, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card solutions and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2022, we had no additional liquidity under our Securitization Facility.
The Company has determined that outside basis differences associated with our investment in foreign subsidiaries would not result in a material deferred tax liability, and consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
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
Cash flows
The following table summarizes our cash flows for the six month periods ended June 30 (in millions).

	Six Months Ended June 30,
(Unaudited)	2022	2021
Net cash provided by operating activities	$41.9	$356.4
Net cash used in investing activities	$(100.4)	$(163.0)
Net cash provided by financing activities	$122.4	$358.7
Operating activities. Net cash provided by operating activities was $41.9 million in the six months ended June 30, 2022, compared to $356.4 million in the comparable prior period. The decrease in operating cash flows was primarily due to unfavorable movements in working capital mostly due to the increase in fuel prices and volumes, as well as the timing of cash receipts and payments in the six months ended June 30, 2022 over the comparable period in 2021.
Investing activities. Net cash used in investing activities was $100.4 million in the six months ended June 30, 2022 compared to $163.0 million in the six months ended June 30, 2021. The decreased use of cash was primarily due to lower cash used to fund acquisitions, partially offset by an increased investment in technology in the six months ended June 30, 2022 over the comparable period in 2021.
Financing activities. Net cash provided by financing activities was $122.4 million in the six months ended June 30, 2022, compared to $358.7 million in the six months ended June 30, 2021. The decrease in net cash provided by financing activities was primarily due to increased repurchases of common stock of $379 million, which was partially offset by an increase in net borrowings on our Securitization Facility of $182 million in the six months ended June 30, 2022 over the comparable period in 2021.
Capital spending summary
Our capital expenditures were $66.6 million in the six months ended June 30, 2022, an increase of $20.9 million or 45.6%, from $45.8 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.

Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $6.40 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.5 billion, a term loan A facility in the amount of $3.0 billion and a term loan B facility in the amount of $1.9 billion as of June 30, 2022. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.0 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On June 24, 2022, the Company entered into the twelfth amendment to the Credit Agreement, replacing the prior term loan A and revolving credit facility. The amendment increased the term loan A by $273 million and the revolving credit facility by $215 million. In addition, the amendment replaced LIBOR with Secured Overnight Financing Rate ("SOFR") plus a 10 basis point SOFR adjustment for the term loan A and revolving credit facility, improved margins and extended the maturity date. The maturity date for the term loan A and revolving credit facilities A and B is June 24, 2027. The term loan B has a maturity date of April 30, 2028.
At June 30, 2022, the interest rate on the term loan A was 2.98%, the interest rate on the term loan B was 3.42% and the interest rate on the revolving A facility was 2.98%. The unused credit facility fee was 0.25% at June 30, 2022.
At June 30, 2022, we had $3.0 billion in borrowings outstanding on the term loan A, net of discounts, and $1.9 billion in borrowings outstanding on the term loan B, net of discounts and debt issuance costs. We have unamortized debt issuance costs of $5.1 million related to the revolving facilities as of June 30, 2022 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs of $25.9 million related to our term loans at June 30, 2022.
During the six months ended June 30, 2022, as a result of the amendment described above, we made principal payments of $2.8 billion on the term loans and $1.4 billion on the revolving facilities..
As of June 30, 2022, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. The $1.0 billion interest rate swap matured in January 2022. We reclassified approximately $12.7 million of losses from accumulated other comprehensive income into interest expense during the six months ended June 30, 2022 as a result of these hedging instruments.
Securitization Facility
We are party to a $1.6 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility. On March 23, 2022, we entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with SOFR plus a SOFR adjustment of 0.10%. The maturity date for our Securitization Facility is March 29, 2024.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of June 30, 2022.
Stock Repurchase Program
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through June 30, 2022, 23,467,105 shares have been repurchased for an aggregate purchase price of $5.2 billion, leaving the

Company up to $0.9 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
Subsequent to June 30, 2022, the Company repurchased 931,266 shares for an aggregate purchase price of $200.3 million, pursuant to a 10b5-1 plan. As of August 9, 2022, the Company has up to $655.3 million available under the Program for future repurchases of its common stock.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2022, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2021. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by solution to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions)*:

	Revenues, net		Key Performance Metric
	Three Months Ended June 30,		Three Months Ended June 30,
(Unaudited)	2022	2021	2022	2021
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$317.3	$295.2	122.5	119.8
Impact of acquisitions/dispositions	—	(0.1)	—	(1.5)
Impact of fuel prices/spread	35.2	—	—	—
Impact of foreign exchange rates	(5.7)	—	—	—
As reported	$346.9	$295.1	122.5	118.3
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$195.2	$164.8	$28,836	$27,549
Impact of acquisitions/dispositions	—	(24.4)	—	(4,546)
Impact of fuel prices/spread	0.7	—	—	—
Impact of foreign exchange rates	(6.2)	—	—	—
As reported	$189.7	$140.4	$28,836	$23,002
TOLLS - TAGS
Pro forma and macro adjusted	$84.5	$71.3	6.1	5.8
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	6.7	—	—	—
As reported	$91.2	$71.3	6.1	5.8
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$117.2	$82.7	9.5	8.2
Impact of acquisitions/dispositions	—	(20.5)	—	(1.6)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.3)	—	—	—
As reported	$116.9	$62.2	9.5	6.6
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$52.5	$32.3	287.5	259.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.8)	—	—	—
As reported	$51.7	$32.3	287.5	259.4
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$66.7	$66.0	10.2	9.3
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.7)	—	—	—
As reported	$65.0	$66.0	10.2	9.3

FLEETCOR CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$833.4	$712.3	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(45.0)
Impact of fuel prices/spread[2]	35.9	—
Impact of foreign exchange rates[2]	(8.0)	—
As reported	$861.3	$667.4

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, payroll card and transportation card related businesses.
[2] Revenues reflect an estimated $33 million positive impact from fuel prices and approximately $3 million positive impact from fuel price spreads, partially offset by the negative impact of movements in foreign exchange rates of approximately $8 million.

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
Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, discrete tax items, recoveries (e.g. legal settlements, write-off of customer receivable, etc.), gains and losses on investments, and impairment charges do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these non-tax items using the effective tax rate during the period, exclusive of discrete tax items.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2022	2021	2022	2021
Net income	$262,171	$196,247	$480,123	$380,486
Net income per diluted share	$3.35	$2.30	$6.10	$4.45
Stock-based compensation	34,017	17,885	66,648	35,632
Amortization[1]	57,994	52,525	115,624	102,101
Integration and deal related costs	2,957	7,823	9,210	11,493
Legal settlements/litigation	1,467	1,388	1,902	5,058
Restructuring and related costs	763	(777)	763	(1,363)
Loss on extinguishment of debt	1,934	6,230	1,934	6,230
Total pre-tax adjustments	99,132	85,074	196,081	159,151
Income taxes[2]	(35,164)	(12,910)	(60,405)	(29,079)
Adjusted net income	$326,139	$268,411	$615,799	$510,559
Adjusted net income per diluted share	$4.17	$3.15	$7.82	$5.97
Diluted shares	78,239	85,295	78,762	85,528

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes $9 million adjustment for tax benefit of certain income determined to be permanently invested in 2Q 2022.
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
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the Securities and Exchange Commission (SEC) under the Exchange Act and Securities Act. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.
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
You may get FLEETCOR’s SEC filings for free by visiting the SEC web site at www.sec.gov.
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
As of June 30, 2022, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia (“Federal Derivative Action”) seeking recovery on behalf of the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits, and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the then-pending shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The Eleventh Circuit affirmed the district court’s ruling dismissing the case in an order issued on July 27, 2022.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021; the briefing on both parties’ summary judgment motions was completed on July 12, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The court set a hearing for September 1, 2022, to determine the scope of injunctive relief. The Company intends to appeal this decision after final judgment is issued. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement.

Item 1A.	Risk Factors
The information presented below supplements the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our annual report on Form 10-K for the year ended December 31, 2021, except as follows:

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
The consolidated net revenues, net income and assets of our business in Russia as a percentage of consolidated Company results are substantially similar to previous disclosures. The net book value of our assets in Russia at June 30, 2022 was approximately $338 million, of which $223 million is restricted cash. As described in Note 3 to our condensed consolidated financial statements, no impairment has occurred. However, the conflict in Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.

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
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2023. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through June 30, 2022, 23,467,105 shares have been repurchased for an aggregate purchase price of $5.2 billion, leaving the Company up to $0.9 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
Subsequent to June 30, 2022, the Company repurchased 931,266 shares for an aggregate purchase price of $200.3 million, pursuant to a 10b5-1 plan. As of August 9, 2022, the Company has up to $655.3 million available under the Program for future repurchases of its common stock.
The following table presents information as of June 30, 2022, with respect to purchases of common stock of the Company made during the three months ended June 30, 2022 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2022 through April 30, 2022	5,312	$254.37	21,850,480	$1,226,779
May 1, 2022 through May 31, 2022	920,542	$228.44	22,771,022	$1,016,494
June 1, 2022 through June 30, 2022	696,083	$231.13	23,467,105	$855,611

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. filed with the Secretary of State of Delaware on June 9, 2022.(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

3.5	FleetCor Technologies, Inc. Amended and Restated Bylaws, adopted June 9, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

10.1	Tenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 23, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 9, 2022)

10.2*	Twelfth Amendment to the Credit Agreement, dated as of June 24, 2022 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto

10.3*	Offer letter, dated May 23, 2022, between FLEETCOR Technologies, Inc. and Alan King

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2022.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Charles R. Freund	Chief Financial Officer (Principal Financial Officer)
Charles R. Freund