Form 10-Q
period 2022-09-30
FLEETCOR TECHNOLOGIES INC
filed 2022-11-08
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35004
 __________________________________________________________
FLEETCOR Technologies, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware			72-1074903
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3280 Peachtree Road, Suite 2400	Atlanta	Georgia	30305
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (770) 449-0479
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLT	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2022
Common Stock, $0.001 par value	73,752,362

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Months Ended September 30, 2022

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,317,544	$1,520,027
Restricted cash	983,336	730,668
Accounts and other receivables (less allowance for credit losses of $134,027 at September 30, 2022 and $98,719 at December 31, 2021)	2,184,629	1,793,274
Securitized accounts receivable—restricted for securitization investors	1,482,000	1,118,000
Prepaid expenses and other current assets	618,559	326,079
Total current assets	6,586,068	5,488,048
Property and equipment, net	272,589	236,294
Goodwill	5,068,954	5,078,978
Other intangibles, net	2,169,232	2,335,385
Investments	74,349	52,016
Other assets	314,832	213,932
Total assets	$14,486,024	$13,404,653
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,693,988	$1,406,350
Accrued expenses	389,953	369,054
Customer deposits	1,599,853	1,788,705
Securitization facility	1,482,000	1,118,000
Current portion of notes payable and lines of credit	994,088	399,628
Other current liabilities	478,283	208,614
Total current liabilities	6,638,165	5,290,351
Notes payable and other obligations, less current portion	4,745,122	4,460,039
Deferred income taxes	571,448	566,291
Other noncurrent liabilities	304,237	221,392
Total noncurrent liabilities	5,620,807	5,247,722
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 127,591,768 shares issued and 73,727,244 shares outstanding at September 30, 2022; and 127,113,023 shares issued and 78,879,551 shares outstanding at December 31, 2021	128	127
Additional paid-in capital	3,001,687	2,878,751
Retained earnings	6,985,450	6,256,442
Accumulated other comprehensive loss	(1,660,445)	(1,464,616)
Less treasury stock, 53,864,524 shares at September 30, 2022 and 48,233,471 shares at December 31, 2021	(6,099,768)	(4,804,124)
Total stockholders’ equity	2,227,052	2,866,580
Total liabilities and stockholders’ equity	$14,486,024	$13,404,653

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$893,000	$755,477	$2,543,519	$2,031,481
Expenses:
Processing	203,315	149,564	563,097	388,286
Selling	74,005	71,204	230,218	186,511
General and administrative	149,294	121,785	440,262	345,155
Depreciation and amortization	77,213	74,237	232,489	209,184
Other operating, net	3	—	82	81
Operating income	389,170	338,687	1,077,371	902,264
Other expenses:
Investment loss (gain)	174	—	519	(9)
Other expense (income), net	3,688	1,532	6,187	(2,547)
Interest expense, net	45,410	29,033	90,510	92,269
Loss on extinguishment of debt	—	—	1,934	6,230
Total other expense	49,272	30,565	99,150	95,943
Income before income taxes	339,898	308,122	978,221	806,321
Provision for income taxes	91,013	74,115	249,213	191,828
Net income	$248,885	$234,007	$729,008	$614,493
Basic earnings per share	$3.34	$2.86	$9.55	$7.42
Diluted earnings per share	$3.29	$2.80	$9.38	$7.24
Weighted average shares outstanding:
Basic shares	74,461	81,836	76,311	82,811
Diluted shares	75,558	83,716	77,687	84,917

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$248,885	$234,007	$729,008	$614,493
Other comprehensive loss:
Foreign currency translation losses, net of tax	(252,719)	(179,839)	(228,666)	(102,191)
Net change in derivative contracts, net of tax	6,107	8,972	32,837	29,305
Total other comprehensive loss	(246,612)	(170,867)	(195,829)	(72,886)
Total comprehensive income	$2,273	$63,140	$533,179	$541,607
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580
Net income	—	—	217,952	—	—	217,952
Other comprehensive income, net of tax	—	—	—	201,179	—	201,179
Acquisition of common stock	—	—	—	—	(422,736)	(422,736)
Share-based compensation	—	32,631	—	—	—	32,631
Issuance of common stock	—	8,810	—	—	—	8,810
Balance at March 31, 2022	127	2,920,192	6,474,394	(1,263,437)	(5,226,860)	2,904,416
Net income	—	—	262,171	—	—	262,171
Other comprehensive loss, net of tax	—	—	—	(150,396)	—	(150,396)
Acquisition of common stock	—	—	—	—	(372,566)	(372,566)
Share-based compensation	—	34,017	—	—	—	34,017
Issuance of common stock	1	10,026	—	—	—	10,027
Balance at June 30, 2022	128	2,964,235	6,736,565	(1,413,833)	(5,599,426)	2,687,669
Net income	—	—	248,885	—	—	248,885
Other comprehensive loss, net of tax	—	—	—	(246,612)	—	(246,612)
Acquisition of common stock	—	—	—	—	(500,342)	(500,342)
Share-based compensation	—	34,180	—	—	—	34,180
Issuance of common stock	—	3,272	—	—	—	3,272
Balance at September 30, 2022	$128	$3,001,687	$6,985,450	$(1,660,445)	$(6,099,768)	$2,227,052

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411
Net income	—	—	184,239	—	—	184,239
Other comprehensive loss, net of tax	—	—	—	(117,861)	—	(117,861)
Acquisition of common stock	—	—	—	—	(170,382)	(170,382)
Share-based compensation	—	17,747	—	—	—	17,747
Issuance of common stock	1	27,344	—	—	—	27,345
Balance at March 31, 2021	127	2,794,991	5,601,184	(1,481,019)	(3,618,784)	3,296,499
Net income	—	—	196,247	—	—	196,247
Other comprehensive income, net of tax	—	—	—	215,842	—	215,842
Acquisition of common stock	—	—	—	—	(246,203)	(246,203)
Share-based compensation	—	17,885	—	—	—	17,885
Issuance of common stock	—	8,577	—	—	—	8,577
Balance at June 30, 2021	127	2,821,453	5,797,431	(1,265,177)	(3,864,987)	3,488,847
Net income	—	—	234,007	—	—	234,007
Other comprehensive loss, net of tax	—	—	—	(170,867)	—	(170,867)
Acquisition of common stock	—	—	—	—	(405,692)	(405,692)
Share-based compensation	—	16,453	—	—	—	16,453
Issuance of common stock	—	12,237	—	—	—	12,237
Balance at September 30, 2021	$127	$2,850,143	$6,031,438	$(1,436,044)	$(4,270,679)	$3,174,985

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$729,008	$614,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,066	55,605
Stock-based compensation	100,828	52,085
Provision for credit losses on accounts and other receivables	89,976	19,419
Amortization of deferred financing costs and discounts	5,949	4,903
Amortization of intangible assets and premium on receivables	165,423	153,579
Loss on extinguishment of debt	1,934	6,230
Deferred income taxes	(7,987)	10,051
Other non-cash operating loss	601	72
Changes in operating assets and liabilities (net of acquisitions/dispositions):
Accounts and other receivables	(950,237)	(1,020,900)
Prepaid expenses and other current assets	(300,600)	190,543
Other assets	(105,013)	28,370
Accounts payable, accrued expenses and customer deposits	641,659	485,091
Net cash provided by operating activities	438,607	599,541
Investing activities
Acquisitions, net of cash acquired	(160,117)	(545,052)
Purchases of property and equipment	(107,631)	(74,455)
Other	—	(2,281)
Net cash used in investing activities	(267,748)	(621,788)
Financing activities
Proceeds from issuance of common stock	22,109	48,159
Repurchase of common stock	(1,295,644)	(822,277)
Borrowings on securitization facility, net	364,000	398,000
Deferred financing costs	(10,282)	(21,508)
Proceeds from notes payable	3,000,000	1,150,000
Principal payments on notes payable	(2,800,500)	(462,438)
Borrowings from revolver	4,338,000	1,140,000
Payments on revolver	(3,658,000)	(798,851)
Borrowings (payments) on swing line of credit, net	194	(51,049)
Other	—	(811)
Net cash (used in) provided by financing activities	(40,123)	579,225
Effect of foreign currency exchange rates on cash	(80,551)	(24,660)
Net increase in cash and cash equivalents and restricted cash	50,185	532,318
Cash and cash equivalents and restricted cash, beginning of period	2,250,695	1,476,619
Cash and cash equivalents and restricted cash, end of period	$2,300,880	$2,008,937
Supplemental cash flow information
Cash paid for interest	$138,310	$96,146
Cash paid for income taxes	$309,567	$147,028

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2022
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Quarterly Report on Form 10-Q, the terms "our," "we," "us," and the "Company" refers to FLEETCOR Technologies, Inc. and its subsidiaries. The Company prepared the accompanying unaudited interim consolidated financial statements in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States ("GAAP"). The unaudited interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of September 30, 2022 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the ongoing conflict between Russia and Ukraine, the impact of changes to monetary policy, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income, for the three and nine months ended September 30, 2022 and 2021 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange (losses)	$(1.9)	$(1.2)	$(4.1)	$(2.9)
The Company recorded foreign currency gains (losses) on long-term intra-entity transactions included as a component of foreign currency translation gains (losses), net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency gains (losses) on long-term intra-entity transactions	$27.8	$(46.0)	$184.1	$(20.2)
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $246.6 million to restricted cash as of September 30, 2022.

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
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Fuel, Corporate Payments, Tolls, Lodging, as well as Gift solutions (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 75% of total consolidated revenues, net, for the three and nine months ended September 30, 2022. The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. In addition, in its cross-border payments business, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies. Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue".
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenue by solution (in millions) for the three and nine months ended September 30, was as follows:

Revenues, net by Solution*	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
Fuel	$361.8	41%	$306.8	41%	$1,027.2	40%	$863.8	43%
Corporate Payments	196.9	22%	168.7	22%	570.4	22%	425.5	21%
Tolls	88.6	10%	79.0	10%	264.7	10%	219.4	11%
Lodging	126.0	14%	85.2	11%	337.4	13%	206.5	10%
Gift	52.0	6%	48.6	6%	147.2	6%	124.3	6%
Other	67.7	8%	67.2	9%	196.6	8%	192.1	9%
Consolidated revenues, net	$893.0	100%	$755.5	100%	$2,543.5	100%	$2,031.5	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and nine months ended September 30, was as follows:

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
United States	$558.3	63%	$488.2	65%	$1,557.7	61%	$1,271.5	63%
Brazil	108.6	12%	94.9	13%	322.9	13%	262.5	13%
United Kingdom	90.4	10%	81.9	11%	278.4	11%	241.0	12%
Other	135.8	15%	90.5	12%	384.5	15%	256.5	13%
Consolidated revenues, net	$893.0	100%	$755.5	100%	$2,543.5	100%	$2,031.5	100%

*Columns may not calculate due to rounding.

Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $56.1 million and $73.7 million as of September 30, 2022 and December 31, 2021, respectively. We expect to recognize approximately $34.2 million of these amounts in revenues within 12 months and the remaining $21.9 million over the next five years as of September 30, 2022. Revenue recognized in the nine months ended September 30, 2022 that was included in the deferred revenue contract liability as of December 31, 2021 was approximately $38.0 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022			December 31, 2021
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,789.6	$(3,615.6)	$174.0	$1,185.9	$(1,057.7)	$128.2
Liabilities
Accounts Payable	$3,697.1	$(3,615.6)	$81.5	$1,199.5	$(1,057.7)	$141.8
Reclassifications and Adjustments
During 2021, the Company identified and corrected an immaterial error in the presentation of deferred income taxes and changes in accounts payable, accrued expenses and customer deposits, both presented within net cash provided by operating activities, in our prior year Consolidated Statement of Cash Flows. The impact of this correction for the nine months ended September 30, 2021 was a decrease to the adjustment to reconcile net income to net cash provided by operating activities related to deferred income taxes of $6.2 million, with a corresponding increase to changes in accounts payable, accrued expenses and customer deposits in operating activities of $6.2 million. There was no impact to net cash provided by operating activities in the Unaudited Consolidated Statement of Cash Flows.
Additionally, certain disclosures for prior periods have been reclassified to conform with current year presentation.

Adoption of New Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company's adoption of this ASU 2020-04 on January 1, 2022 did not have a material impact on the Company's consolidated financial statements. The Company transitioned from LIBOR to the Sterling Overnight Index Average Reference Rate ("SONIA") plus a SONIA adjustment of 0.0326% for sterling borrowings, the Euro Interbank Offered Rate ("EURIBOR") for term euro borrowings, the Euro Short Term Rate ("ESTR") plus an ESTR adjustment of 0.085% for swingline euro borrowings, and the Tokyo Interbank Offered Rate ("TIBOR") for yen borrowings. In addition, the Company transitioned from LIBOR to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 0.10% for USD borrowings under the Securitization Facility (as defined below), revolving credit facility and the term loan A. The Company has availed itself of available benefits arising from changes in the reference rate related to our debt and interest rate swaps. Cross currency derivatives are not impacted by this ASU.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)" (ASU 2021-08), which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired contracts. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Adoption during an interim period requires retrospective application to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. The Company's adoption of this ASU on January 1, 2022 did not have a material impact on the Company's consolidated financial statements.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Gross domestic accounts receivable	$1,004,713	$994,063
Gross domestic securitized accounts receivable	1,482,000	1,118,000
Gross foreign receivables	1,313,943	897,930
Total gross receivables	3,800,656	3,009,993
Less allowance for credit losses	(134,027)	(98,719)
Net accounts and securitized accounts receivable	$3,666,629	$2,911,274
The Company maintains a $1.7 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility primarily relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to multi-seller banks and asset-backed commercial paper conduits (Conduit). Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold. Purchases by the Conduit are financed with the sale of highly-rated commercial paper.
The Company utilizes proceeds from the securitized assets as an alternative to other forms of financing to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the transferred asset as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount.
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. On August 18, 2022, the Company entered into the eleventh amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.6 billion to $1.7 billion, reduced the program fee margin and extended the maturity of the Securitization Facility to August 18, 2025.
A rollforward of the Company’s allowance for credit losses related to accounts receivable for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	2022	2021
Allowance for credit losses beginning of period	$98,719	$86,886
Provision for credit losses	89,976	19,419
Write-offs	(58,284)	(24,563)
Recoveries	5,329	11,519
Impact of foreign currency	(1,713)	(2,537)
Allowance for credit losses end of period	$134,027	$90,724
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Repurchase agreements	$93,152	$—	$93,152	$—
Money market	242,717	—	242,717	—
Certificates of deposit	30,468	—	30,468	—
Interest Rate Swaps	12,932	—	12,932	—
Foreign exchange contracts	484,748	—	484,748	—
Total assets	$864,017	$—	$864,017	$—
Cash collateral for foreign exchange contracts	$112,529	$—	$—	$—
Liabilities:
Foreign exchange contracts	464,576	—	464,576	—
Total liabilities	$464,576	$—	$464,576	$—
Cash collateral obligation for foreign exchange contracts	$142,263	$—	$—	$—

December 31, 2021
Assets:
Repurchase agreements	$477,069	$—	$477,069	$—
Money market	43,023	—	43,023	—
Certificates of deposit	958	—	958	—
Foreign exchange contracts	120,859	—	120,859	—
Total assets	$641,909	$—	$641,908	$—
Cash collateral for foreign exchange contracts	$25,881	$—	$—	$—
Liabilities:
Interest rate swaps[1]	$30,733	$—	$30,733	$—
Foreign exchange contracts	89,925	—	89,925	—
Total liabilities	$120,658	$—	$120,658	$—
Cash collateral obligation for foreign exchange contracts	$24,803	$—	$—	$—
1During 2022, the Company identified and corrected an immaterial error in the presentation of the December 31, 2021 interest rate swap liabilities in the table above. Such amount was incorrectly bracketed, which has since been corrected. The liability was correctly presented and classified in the Company's Consolidated Balance Sheet at December 31, 2021.
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, repurchase agreements, money markets and certificates of deposit, with maturities ranging from overnight to 90 days or less. The value of overnight repurchase agreements is determined based upon the quoted market prices for the securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheet at September 30, 2022 and December 31, 2021. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at September 30, 2022 and December 31, 2021.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for September 30, 2022 and December 31, 2021.

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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $74.3 million at September 30, 2022.
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
4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through September 30, 2022, 25,699,551 shares have been repurchased for an aggregate purchase price of $5.7 billion, leaving the Company up to $0.4 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
On October 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion to an aggregate of $7.1 billion, with approximately $1.4 billion remaining.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to share-based payments recognized in the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$17,434	$3,792	$53,558	$13,394
Restricted stock	16,747	12,661	47,270	38,691
Stock-based compensation	$34,181	$16,453	$100,828	$52,085
The tax benefits recorded on stock-based compensation and upon the exercises of options were $23.9 million and $33.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of September 30, 2022 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$64,530	1.90
Restricted stock	61,015	0.95
Total	$125,545
Stock Options
The following summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2022 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,447	$176.52	3,798	$145.18		$257,707
Granted	612	226.23			$65.85
Exercised	(333)	64.34				54,752
Forfeited	(51)	244.77
Outstanding at September 30, 2022	5,675	$187.86	4,085	$167.60		$99,121
Expected to vest as of September 30, 2022	1,589	$239.94
The aggregate intrinsic value of stock options exercisable at September 30, 2022 was $99.1 million. The weighted average remaining contractual term of options exercisable at September 30, 2022 was 3.9 years.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2022 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	278	$278.57
Granted	382	229.05
Vested	(146)	267.56
Canceled or forfeited	(45)	322.07
Outstanding at September 30, 2022	469	$237.61
6. Acquisitions
2022 Acquisitions
Levarti, Accrualify, and Plugsurfing
During 2022, the Company acquired Levarti, an airline software platform company reported in the Lodging segment, Accrualify, an accounts payable (AP) automation software company reported in the Corporate Payments segment, and Plugsurfing, a European electric vehicle (EV) software and network provider reported in the Fleet segment. The aggregate purchase price of these acquisitions was approximately $140.7 million, net of cash. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. In connection with one of these acquisitions, the Company signed noncompete agreements with certain parties affiliated with the business for which the Company is still completing the valuation. These noncompete agreements were accounted for separately from the business acquisition.
Acquisition accounting is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.

The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$5,547
Prepaid expenses and other current assets	14,810
Other long term assets	4,598
Goodwill	104,377
Intangibles	52,364
Other current liabilities	(18,006)
Other noncurrent liabilities	(22,919)
Aggregate purchase price	$140,771
Roomex (Subsequent to September 30, 2022)
On November 1, 2002, the Company completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets for approximately $60 million. The Company is in the process of performing the acquisition accounting for the assets acquired and liabilities assumed in the transaction.
Other
In February 2022, the Company also made investments of $7.8 million in an electric vehicle charging payments business and $5.0 million in an electric vehicle data analytics business. In September 2022, the Company made an investment of $6.1 million in a U.K. based electric vehicle search and pay mapping service.
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
The following table summarizes the final acquisition accounting for ALE (in thousands):

Trade and other receivables	$178,396
Prepaid expenses and other current assets	2,555
Other long term assets	10,121
Goodwill	136,471
Intangibles	175,800
Accounts payable and accrued expenses	(31,048)
Other current liabilities	(38,866)
Other noncurrent liabilities	(11,596)
Aggregate purchase price	$421,833
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	Indefinite	$14,500
Proprietary Technology	4	14,400
Lodging Network	20	800
Customer Relationships	15	146,100
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
		$5,400
Other
On December 15, 2021, the Company acquired a mobile fuel payments solution in Russia for a net purchase price of $5.0 million. Acquisition accounting for this acquisition is preliminary as the Company is still completing the valuation of certain goodwill, intangible assets, income taxes and working capital adjustments. The results from the acquisition are reported in the Fleet segment. During 2021, the Company made an investment of $37.8 million in a joint venture with CAIXA, a leading bank in Brazil. The Company also made investments in other businesses of $6.8 million. The Company financed all of these investments and acquisitions using a combination of available cash and borrowings under its existing credit facility.
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2021	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2022
Goodwill	$5,078,978	$104,377	$8,849	$(123,250)	$5,068,954
As of September 30, 2022 and December 31, 2021, other intangibles consisted of the following (in thousands):

		September 30, 2022			December 31, 2021
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.5	$2,886,386	$(1,264,559)	$1,621,827	$2,925,719	$(1,167,218)	$1,758,501
Trade names and trademarks—indefinite lived	N/A	456,239	—	456,239	466,327	—	466,327
Trade names and trademarks—other	6.8	11,644	(7,214)	4,430	12,093	(5,235)	6,858
Software	5.9	273,822	(210,644)	63,178	272,461	(198,628)	73,833
Non-compete agreements	4.3	79,543	(55,985)	23,558	78,145	(48,279)	29,866
Total other intangibles		$3,707,634	$(1,538,402)	$2,169,232	$3,754,745	$(1,419,360)	$2,335,385

Changes in foreign exchange rates resulted in a $45.8 million decrease to the net carrying values of other intangibles in the nine months ended September 30, 2022. Amortization expense related to intangible assets for the nine months ended September 30, 2022 and 2021 was $163.1 million and $151.2 million, respectively.

8. Debt
The Company is party to a $6.4 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"). The Credit Agreement includes term loan A, term loan B, and a revolving credit facility. As noted in footnote 2, the Company is also party to a Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	September 30, 2022	December 31, 2021
Term Loan A note payable, net of discounts and issuance costs	$2,974,412	$2,763,162
Term Loan B note payable, net of discounts and issuance costs	1,859,798	1,871,505
Revolving line of credit facilities	905,000	225,000
Total notes payable and credit agreements	5,739,210	4,859,667
Securitization Facility	1,482,000	1,118,000
Total notes payable, credit agreements and Securitization Facility	$7,221,210	$5,977,667
Current portion	$2,476,088	$1,517,628
Long-term portion	4,745,122	4,460,039
Total notes payable, credit agreements and Securitization Facility	$7,221,210	$5,977,667
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
On August 18, 2022, the Company entered into the eleventh amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.6 billion to $1.7 billion, reduced the program fee margin and extended the maturity of the Securitization Facility to August 18, 2025. The Company has unamortized debt issuance costs of $3.5 million and $2.5 million related to the Securitization Facility as of September 30, 2022 and December 31, 2021, respectively, recorded within other assets in the Consolidated Balance Sheets.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at September 30, 2022.

9. Income Taxes
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2022 and 2021 to income before income taxes for the three months ended September 30, 2022 and 2021 due to the following (in thousands):

	2022		2021
Computed expected tax expense	$71,379	21.0%	$64,706	21.0%
Changes resulting from:
Foreign income tax differential	(717)	(0.2)%	(2,692)	(0.9)%
Excess tax benefit related to stock-based compensation	(12)	—%	(5,044)	(1.6)%
State taxes net of federal benefits	5,588	1.6%	4,927	1.6%
Foreign withholding	3,653	1.1%	3,304	1.1%
GILTI, net of foreign tax credits	1,196	0.4%	1,907	0.6%
Foreign sourced non taxable income	88	—%	81	—%
Stock-based compensation	1,614	0.5%	1,043	0.3%
Sub-part F Income	3,382	1.0%	2,139	0.7%
Other	4,842	1.4%	3,746	1.3%
Provision for income taxes	$91,013	26.8%	$74,115	24.1%

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$248,885	$234,007	$729,008	$614,493
Denominator for basic earnings per share	74,461	81,836	76,311	82,811
Dilutive securities	1,097	1,880	1,376	2,106
Denominator for diluted earnings per share	75,558	83,716	77,687	84,917
Basic earnings per share	$3.34	$2.86	$9.55	$7.42
Diluted earnings per share	$3.29	$2.80	$9.38	$7.24
Diluted earnings per share for the three months ended September 30, 2022 and 2021 excludes the effect of 2.5 million and 0.2 million, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of an immaterial amount and 0.2 million shares of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended September 30, 2022 and 2021, respectively.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, the Company updated its segments structure into Fleet, Corporate Payments, Lodging, Brazil and Other, which includes our Gift and Paycard businesses. We manage and report our operating results through these five reportable segments which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information. The presentation of segment information has been recast for the prior periods to align with this segment presentation for the three and nine months ended September 30, 2022.

The Company’s segment results are as follows for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022[1]	2021	2022[1]	2021
Revenues, net:
Fleet	$395,203	$343,194	$1,124,157	$971,258
Corporate Payments	196,941	168,684	570,408	425,466
Lodging	125,961	85,214	337,438	206,498
Brazil	108,583	94,888	322,945	262,481
Other[2]	66,312	63,497	188,571	165,778
	$893,000	$755,477	$2,543,519	$2,031,481
Operating income:
Fleet	$192,598	$181,787	$547,233	$501,406
Corporate Payments	69,669	53,512	193,735	146,526
Lodging	63,463	44,027	161,802	98,801
Brazil	44,646	39,943	123,591	105,499
Other[2]	18,794	19,418	51,010	50,032
	$389,170	$338,687	$1,077,371	$902,264
Depreciation and amortization:
Fleet	$34,897	$36,378	$104,531	$109,417
Corporate Payments	15,864	15,526	48,936	37,079
Lodging	10,474	7,301	31,329	17,685
Brazil	13,756	12,910	41,164	38,091
Other[2]	2,222	2,122	6,529	6,912
	$77,213	$74,237	$232,489	$209,184
1Results from Levarti acquired in the first quarter of 2022 are reported in our Lodging segment. Results from Accrualify and Plugsurfing acquired in the third quarter of 2022 are reported in our Corporate Payments and Fleet segments, respectively.
2Other includes gift and payroll card components.
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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia ("Federal Derivative Action") seeking recovery from the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages from the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the then-pending shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the Court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The Eleventh Circuit affirmed the district court’s ruling dismissing the case in an order issued on July 27, 2022.
On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia ("State Derivative Action"), which was stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties. On October 31, 2022, the Court granted the Company’s motion to dismiss the State Derivative Action after the Eleventh Circuit affirmed the dismissal of the Federal Derivative Action.
FTC Investigation
In October 2017, the Federal Trade Commission ("FTC") issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. The Company is exploring mediation with the FTC. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, in view of the complexity and ongoing nature of the matter, we are unable to estimate a reasonably possible loss or range of loss that we may incur to settle this matter or defend against the lawsuit brought by the FTC.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of September 30, 2022 and December 31, 2021 (in millions) is presented in the following table.

	Notional
	September 30, 2022	December 31, 2021
Foreign exchange contracts:
Swaps	$1,088.3	$2,670.4
Futures, forwards and spot	13,881.0	7,818.3
Written options	14,365.2	11,221.9
Purchased options	12,867.2	10,614.0
Total	$42,201.7	$32,324.5
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,007.9	$987.8	$484.7	$464.6
Cash collateral	112.5	142.3	112.5	142.3
Total net of cash collateral	$895.4	$845.5	$372.2	$322.3

	December 31, 2021
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$338.8	$307.8	$120.9	$89.9
Cash collateral	25.9	24.8	25.9	24.8
Total net of cash collateral	$312.9	$283.0	$95.0	$65.1
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2022 and December 31, 2021 (in millions).

		September 30, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$369.1	$94.0
Derivative Assets	Other assets	$115.6	$26.9
Derivative Liabilities	Other current liabilities	$357.0	$66.9
Derivative Liabilities	Other noncurrent liabilities	$107.6	$23.0
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts each have a notional value of $500 million. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. At inception, the Company designated these contracts as hedging instruments in accordance with ASC 815, "Derivatives and Hedging".
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
As of September 30, 2022, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of September 30, 2022	Fixed Rates	Maturity Date
Interest Rate Derivative:
Interest Rate Swap	$500	2.56%	1/31/2023
Interest Rate Swap	$500	2.55%	12/19/2023
For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR.
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2022 and December 31, 2021 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		September 30, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$11.3	$—
Swap contracts	Other assets	$1.6	$—
Swap contracts	Other current liabilities	$—	$23.4
Swap contracts	Other noncurrent liabilities	$—	$7.3
The estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $11.3 million at September 30, 2022.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	September 30, 2022
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)
Other comprehensive (loss) income before reclassifications	(228,666)	30,084	(198,582)
Amounts reclassified from AOCL	—	13,582	13,582
Tax effect	—	(10,829)	(10,829)
Other comprehensive (loss) income	(228,666)	32,837	(195,829)
Balance at September 30, 2022	$(1,670,171)	$9,726	$(1,660,445)

	September 30, 2021
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(1,296,962)	$(66,196)	$(1,363,158)
Other comprehensive (loss) income before reclassifications	(102,191)	1,689	(100,502)
Amounts reclassified from AOCL	—	37,128	37,128
Tax effect	—	(9,512)	(9,512)
Other comprehensive (loss) income	(102,191)	29,305	(72,886)
Balance at September 30, 2021	$(1,399,153)	$(36,891)	$(1,436,044)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.
The following discussion and analysis of our financial condition and results of operations generally discusses the three and nine months ended September 30, 2022 and 2021, with period-over-period comparisons between these periods. A detailed discussion of 2021 items and period-over-period comparisons between the three and nine months ended September 30, 2021 and 2020 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
Executive Overview
FLEETCOR is a leading global business payments company that helps businesses spend less by providing innovative solutions that enable and control expense-related purchasing and payment processes. Since its incorporation in 2000, FLEETCOR has continued to deliver on its mission: to provide businesses with "a better way to pay". FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
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
In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, the Company updated its segment structure into Fleet, Corporate Payments, Lodging, Brazil and Other. The presentation of segment information has been recast for the prior periods to align with this segment presentation for the three and nine months ended September 30, 2022. We manage and report our operating results through five reportable segments, Fleet, Corporate Payments, Lodging, Brazil and Other, which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information. However, to help facilitate an understanding of our expansive range of solutions around the world, we describe them in two categories: Expense Management solutions, which help control and monitor employee spending, and Corporate Payments solutions, which simplify and automate vendor payments.
Our Expense Management solutions (Fuel, Tolls, and Lodging) are purpose-built to provide customers with greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our Corporate Payments solutions are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage B2B payment processing more efficiently with our suite of corporate payment solutions, including AP automation, virtual cards, cross-border, and purchasing and T&E cards. FLEETCOR provides several other payments solutions that, due to their immaterial nature or size, are not considered within our Expense Management and Corporate Payments solutions.
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue". See "Results of Operations" for additional segment information.

Impact of COVID-19 on Our Business
The novel strain of coronavirus (including variants thereof, "COVID-19") has had, and could continue to have, an adverse impact on our results of operations and liquidity and various aspects of the world economy and our customers, suppliers and vendors. The extent to which the COVID-19 pandemic continues to impact our business operations, financial results, and liquidity through the remainder of 2022 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and the geographies most affected; vaccine availability globally, distribution, efficacy to new strains of the virus, the effectiveness of vaccines and treatments over the long term and against new variants, and the public's willingness to get vaccinated, potential disruptions impacting our suppliers and vendors resulting, directly or indirectly, from new outbreaks of COVID-19, vaccine mandates and/or vaccine hesitancy; our response to the continued impact of the pandemic; the negative impact the COVID-19 pandemic has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the continued impacts of the pandemic; and the effectiveness of actions of governments, businesses and individuals take in response to the pandemic, including quarantines, vaccine mandates, facility closures, travel and logistics restrictions or other restrictions or lockdowns resulting from new COVID-19 outbreaks; the inflationary impact of actions taken in connection with government and business responses to the COVID-19 pandemic; and how quickly economies recover after any new or continuing outbreak of COVID-19 subsides.
Impact of Russia's Invasion of Ukraine on Our Business
The current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Although the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions. The escalation or continuation of this conflict presents heightened risks and has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, increased operating costs (including fuel and other input costs), the frequency and volume of failures to settle securities transactions, inflation, potential for increased volatility in commodity, currency and other financial markets, safety risks, and restrictions on the transfer of funds to and from Russia. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of cash, assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of the conflict, which could damage our brand image or corporate reputation.
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the extent, severity, duration and outcome of the conflict. We are actively monitoring the situation and assessing its impact on our business, analyzing options as they develop, and are continuing to refine our business continuity plan, which may include the potential disposition of our Russian operations, and crisis response materials designed to mitigate the impact of disruptions to our business. There can be no assurance that our plan will successfully mitigate all disruptions. To date we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations. The extent, severity, duration and outcome of the military conflict, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.
Our business in Russia accounted for approximately 2.8% and 4.9% of our consolidated net revenues and net income for the year ended December 31, 2021, respectively, and accounted for approximately 3.1% and 6.1% of our consolidated net revenues and net income for the nine months ended September 30, 2022, respectively. Our assets in Russia were approximately 2.4% of our consolidated assets at December 31, 2021 and approximately 3.1% of our consolidated assets at September 30, 2022. The net book value of our assets in Russia at September 30, 2022 was approximately $255 million, of which $247 million is restricted cash. As described in Note 3 to our condensed consolidated financial statements, we currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.
See Part II, Item 1A "Risk Factors – Risks Associated with the Conflict between Russia and Ukraine" for additional discussion regarding the risks associate with the ongoing conflict between Russia and Ukraine.

Results
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2022 and 2021, (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
Revenues, net	$893.0	$755.5	$2,543.5	$2,031.5
Net income	$248.9	$234.0	$729.0	$614.5
Net income per diluted share	$3.29	$2.80	$9.38	$7.24

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
Adjusted net income	$320.7	$294.4	$936.5	$804.9
Adjusted net income per diluted share	$4.24	$3.52	$12.06	$9.48
Adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled "Management’s Use of Non-GAAP Financial Measures" for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance and are not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures.
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
Revenues, net, by Segment. For the three and nine months ended September 30, 2022 and 2021, our segments generated the following revenue (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fleet	$395.2	44%	$343.2	45%	$1,124.2	44%	$971.3	48%
Corporate Payments	196.9	22%	168.7	22%	570.4	22%	425.5	21%
Lodging	126.0	14%	85.2	11%	337.4	13%	206.5	10%
Brazil	108.6	12%	94.9	13%	322.9	13%	262.5	13%
Other	66.3	7%	63.5	8%	188.6	7%	165.8	8%
Consolidated revenues, net	$893.0	100%	$755.5	100%	$2,543.5	100%	$2,031.5	100%
*Columns may not calculate due to rounding. Other includes our Gift and Paycard businesses.

Revenues, net by Geography and Solution. Revenue by geography and solution for the three and nine months ended September 30, 2022 and 2021 (in millions), was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2022		2021		2022		2021
Revenues, net by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$558.3	63%	$488.2	65%	$1,557.7	61%	$1,271.5	63%
Brazil	108.6	12%	94.9	13%	322.9	13%	262.5	13%
United Kingdom	90.4	10%	81.9	11%	278.4	11%	241.0	12%
Other	135.8	15%	90.5	12%	384.5	15%	256.5	13%
Consolidated revenues, net	$893.0	100%	$755.5	100%	$2,543.5	100%	$2,031.5	100%
*Columns may not calculate due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2022		2021		2022		2020
Revenues, net by Solution*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fuel	$361.8	41%	$306.8	41%	$1,027.2	40%	$863.8	43%
Corporate Payments	196.9	22%	168.7	22%	570.4	22%	425.5	21%
Tolls	88.6	10%	79.0	10%	264.7	10%	219.4	11%
Lodging	126.0	14%	85.2	11%	337.4	13%	206.5	10%
Gift	52.0	6%	48.6	6%	147.2	6%	124.3	6%
Other	67.7	8%	67.2	9%	196.6	8%	192.1	9%
Consolidated revenues, net	$893.0	100%	$755.5	100%	$2,543.5	100%	$2,031.5	100%

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

The following table presents revenue per key performance metric by solution for the three months ended September 30, 2022 and 2021 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2022	2021	Change	% Change	2022	2021	Change	% Change
FUEL
'- Revenues, net	$361.8	$306.8	$55.0	18%	$321.2	$306.9	$14.3	5%
'- Transactions	123.8	117.7	6.1	5%	123.8	119.1	4.7	4%
'- Revenues, net per transaction	$2.92	$2.61	$0.31	12%	$2.59	$2.57	$0.02	1%
CORPORATE PAYMENTS
'- Revenues, net	$196.9	$168.7	$28.3	17%	$205.0	$169.0	$36.0	21%
'- Spend volume	$30,609	$25,666	$4,943	19%	$30,609	$25,666	$4,943	19%
'- Revenue, net per spend $	0.64%	0.66%	(0.01)%	(2)%	0.67%	0.66%	0.01%	2%
TOLLS
'- Revenues, net	$88.6	$79.0	$9.6	12%	$88.8	$79.0	$9.7	12%
'- Tags (average monthly)	6.2	6.0	0.3	4%	6.2	6.0	0.3	4%
'- Revenues, net per tag	$14.26	$13.25	$1.01	8%	$14.29	$13.25	$1.03	8%
LODGING
'- Revenues, net	$126.0	$85.2	$40.7	48%	$126.6	$99.1	$27.6	28%
'- Room nights	9.9	7.6	2.2	29%	9.9	8.7	1.2	14%
'- Revenues, net per room night	$12.78	$11.14	$1.64	15%	$12.85	$11.41	$1.44	13%
GIFT
'- Revenues, net	$52.0	$48.6	$3.3	7%	$53.2	$48.6	$4.6	9%
'- Transactions	249.4	256.2	(6.7)	(3)%	249.4	256.2	(6.7)	(3)%
'- Revenues, net per transaction	$0.21	$0.19	$0.02	10%	$0.21	$0.19	$0.02	12%
OTHER[1]
'- Revenues, net	$67.7	$67.2	$0.5	1%	$71.3	$67.2	$4.1	6%
'- Transactions	10.5	8.9	1.6	18%	10.5	8.9	1.6	18%
'- Revenues, net per transaction	$6.46	$7.58	$(1.12)	(15)%	$6.80	$7.58	$(0.78)	(10)%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$893.0	$755.5	$137.5	18%	$866.1	$769.7	$96.3	13%

[1] Other includes telematics, maintenance, food, payroll card and transportation related businesses.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by solution and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP.

* Columns may not calculate due to rounding.
Organic revenue growth is a supplemental non-GAAP financial measure of operating performance. Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. See the heading entitled "Ma nagement’s Use of Non-GAAP Financial Measures" for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We believe that organic revenue growth on a macro-neutral, one-time item, and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of FLEETCOR.
Revenue per relevant key performance indicator (KPI), which may include transaction, spend volume, monthly average active tags, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel price spreads. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See "Results of Operations" for further discussion of transaction volumes and revenue per transaction.

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
•Other expense (income), net—Our other expense (income), net includes gains or losses from the following: sales of assets, foreign currency transactions, extinguishment of debt, and investments. Certain of these items may be presented separately on the Consolidated Statements of Income. This category also includes other miscellaneous non-operating costs and revenue.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 61% and 63% of our revenues in the nine months ended September 30, 2022 and 2021, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impacts on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 13% and 12% of revenues, net were directly impacted by changes in fuel price in the three months ended September 30, 2022 and 2021, respectively. We estimate approximately 13% and 12% of revenues, net were directly impacted by changes in fuel price in the nine months ended September 30, 2022 and 2021, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 6% and 5% of revenues, net were directly impacted by fuel price spreads in the three months ended September 30, 2022 and 2021, respectively. We estimate approximately 6% and 5% of revenues, net were directly impacted by fuel price spreads in the nine months ended September 30, 2022 and 2021, respectively.
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
•Interest rates—From January 1 to November 2, 2022, the U.S. Federal Open Market Committee has increased the benchmark rate six times for a total rate increase of 3.75%. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our cash investments and debt, particularly in rising interest rate environments. On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. In January 2022, $1.0 billion of our interest rate swaps matured.
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
Acquisitions and Investments
2022
•On November 1, 2022, we completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets for approximately $60 million.
•In September 2022, we made an investment of $6.1 million in a U.K. based electric vehicle search and pay mapping service.
•On September 6, 2022, we completed the acquisition of Plugsurfing, a European electric vehicle (EV) software and network provider, for $75.8 million.
•On August 3, 2022, we completed the acquisition of Accrualify, an accounts payable (AP) automation software company, for $42.3 million.
•On March 1, 2022, we completed the acquisition of Levarti, a U.S.-based airline software platform company, for $23.7 million.
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
Results from our ALE and Levarti acquisitions are included in our Lodging segment, and results from our Accrualify, AFEX and Roger acquisitions are reported in our Corporate Payments segment, from the dates of acquisition. Results from our Plugsurfing and Russian acquisitions are reported in our Fleet segment from the date of acquisition.
Results of Operations
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
The following table sets forth selected unaudited consolidated statements of income for the three months ended September 30, 2022 and 2021 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2022	% of Total Revenues, net	Three Months Ended September 30, 2021	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$395.2	44.3%	$343.2	45.4%	$52.0	15.2%
Corporate Payments	196.9	22.1%	168.7	22.3%	28.3	16.8%
Lodging	126.0	14.1%	85.2	11.3%	40.7	47.8%
Brazil	108.6	12.2%	94.9	12.6%	13.7	14.4%
Other	66.3	7.4%	63.5	8.4%	2.8	4.4%
Total revenues, net	893.0	100.0%	755.5	100.0%	137.5	18.2%
Consolidated operating expenses:
Processing	203.3	22.8%	149.6	19.8%	53.8	35.9%
Selling	74.0	8.3%	71.2	9.4%	2.8	3.9%
General and administrative	149.3	16.7%	121.8	16.1%	27.5	22.6%
Depreciation and amortization	77.2	8.6%	74.2	9.8%	3.0	4.0%
Operating income	389.2	43.6%	338.7	44.8%	50.5	14.9%
Investment loss	0.2	—%	—	—%	0.2	NM
Other expense, net	3.7	0.4%	1.5	0.2%	2.2	NM
Interest expense, net	45.4	5.1%	29.0	3.8%	16.4	56.4%
Provision for income taxes	91.0	10.2%	74.1	9.8%	16.9	22.8%
Net income	$248.9	27.9%	$234.0	31.0%	$14.9	6.4%

Operating income by segment:
Fleet	$192.6		$181.8		$10.8	5.9%
Corporate Payments	69.7		53.5		16.2	30.2%
Lodging	63.5		44.0		19.4	44.1%
Brazil	44.6		39.9		4.7	11.8%
Other	18.8		19.4		(0.6)	(3.2)%
Total operating income	$389.2		$338.7		$50.5	14.9%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated revenues, net
Consolidated revenues were $893.0 million in the three months ended September 30, 2022, an increase of $137.5 million, or 18.2%, from $755.5 million in the three months ended September 30, 2021. Consolidated revenues increased primarily due to organic growth of 13% driven by increases in transaction volumes and new sales growth, the impact of acquisitions completed in 2021 and 2022 of approximately $14 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the three months ended September 30, 2022 over the comparable period in 2021 of approximately $27 million, driven primarily by the favorable impact of fuel prices of approximately $26 million and favorable fuel price spreads of approximately $21 million. These increases were partially offset by unfavorable foreign exchange rates of approximately $21 million, mostly in our U.K. businesses.
Consolidated operating income
Operating income was $389.2 million in the three months ended September 30, 2022, an increase of $50.5 million, or 14.9%, from $338.7 million in the comparable prior period. The increase in operating income was primarily due to organic growth driven by increases in transaction volume, acquisitions completed in 2022 and 2021, the favorable impact of fuel prices of $26 million and the favorable fuel price spreads of approximately $21 million. The increase in operating income was partially offset by additional stock compensation of $17 million and bad debt of $27 million in the second quarter of 2022 over the comparable prior period and unfavorable movements in foreign exchange rates of $10 million.
Consolidated operating expenses
Processing. Processing expenses were $203.3 million in the three months ended September 30, 2022, an increase of $53.8 million, or 35.9%, from $149.6 million in the comparable prior period. Increases were primarily due to higher variable expenses driven by larger transaction volumes, incremental bad debt of $27 million and approximately $5 million of expenses related to acquisitions completed in 2021 and 2022. Bad debt expense has increased as customer spend increased due to higher fuel prices in the second and third quarter of 2022, and as a result of new sales, which tend to have a higher loss rate.
Selling. Selling expenses were $74.0 million in the three months ended September 30, 2022, an increase of $2.8 million, or 3.9%, from $71.2 million in the comparable prior period. Increases in selling expenses were primarily associated with higher commissions and other variable costs due to increased sales volumes in the current period.
General and administrative. General and administrative expenses were $149.3 million in the three months ended September 30, 2022, an increase of $27.5 million, or 22.6%, from $121.8 million in the comparable prior period. Increases in general and administrative expenses were primarily due to increased stock based compensation expense of $17 million, the impact of acquisitions completed in 2021 and 2022 of approximately $4 million, and other increases associated with the growth of our business over the comparable prior period.
Depreciation and amortization. Depreciation and amortization expenses were $77.2 million in the three months ended September 30, 2022, an increase of $3.0 million, or 4.0%, from $74.2 million in the comparable prior period. Increases in depreciation and amortization expenses were primarily due to expenses related to acquisitions completed in 2021 and 2022 of approximately $3 million.
Interest expense, net. Interest expense, net was $45.4 million in the three months ended September 30, 2022, an increase of $16.4 million, or 56.4%, from $29.0 million in the comparable prior period. The increase in interest expense was primarily due to rising interest rates on increased borrowings partially offset by higher interest income earned on customer deposits and the benefit of higher cash balances in certain foreign jurisdictions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2022	2021
Term loan A	3.60%	1.59%
Term loan B	3.96%	1.84%
Revolving line of credit	3.72%	1.59%
Foreign swing line	2.60%	1.54%
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the three months ended September 30, 2022, as a result of these swap contracts, we incurred additional interest expense of $0.9 million or 0.34% over the average LIBOR rates on $1 billion of borrowings.
Provision for income taxes. The provision for income taxes and effective tax rate were $91.0 million and 26.8% in the three months ended September 30, 2022, an increase of $16.9 million, or a 22.8% change, from $74.1 million and 24.1% in the three months ended September 30, 2021. We provide for income taxes during interim periods based on an estimate of our effective tax rate for the year. Discrete items and changes in the estimate of the annual tax rate are recorded in the period they occur. The increase in the effective tax rate for the three months ended September 30, 2022 over the comparable period in 2021 was primarily due to less excess tax benefit on stock option exercises and less foreign-sourced income.
Net income. For the reasons discussed above, our net income increased to $248.9 million in the three months ended September 30, 2022, an increase of $14.9 million, or 6.4%, from $234.0 million in the three months ended September 30, 2021.

Segment Results
Fleet
Fleet revenues were $395.2 million in the three months ended September 30, 2022, an increase of $52.0 million, or 15.2%, from $343.2 million in the three months ended September 30, 2021. Fleet operating income was $192.6 million in the three months ended September 30, 2022, an increase of $10.8 million, or 5.9%, from $181.8 million in the comparable prior period. Fleet revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and new sales growth, as well as the positive impact of the macroeconomic environment, partially offset by incremental bad debt of $21 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our Fleet revenues and operating income in the three months ended September 30, 2022 over the comparable period in 2021 of approximately $37 million and $42 million, respectively. This impact was driven primarily by the favorable impact of fuel prices on revenue and operating income of approximately $26 million and favorable fuel price spreads of approximately $21 million, over the comparable prior period. These increases were partially offset by unfavorable changes in foreign exchange rates on revenues and operating income of approximately $10 million and $6 million, respectively, mostly in our U.K. businesses.
Corporate Payments
Corporate Payments revenues were $196.9 million in the three months ended September 30, 2022, an increase of $28.3 million, or 16.8%, from $168.7 million in the three months ended September 30, 2021. Corporate Payments operating income was $69.7 million in the three months ended September 30, 2022, an increase of $16.2 million, or 30.2%, from $53.5 million in the comparable prior period. Corporate Payments revenues and operating income increased primarily due to organic growth with strong new sales across products offerings and higher spend volume, which were partially offset by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our Corporate Payments revenues and operating income in the three months ended September 30, 2022 over the comparable prior period of approximately $8 million and $3 million, respectively, driven primarily by unfavorable foreign exchange rates.
Lodging
Lodging revenues were $126.0 million in the three months ended September 30, 2022, an increase of $40.7 million, or 47.8%, from $85.2 million in the three months ended September 30, 2021. Lodging operating income was $63.5 million in the three months ended September 30, 2022, an increase of $19.4 million, or 44.1%, from $44.0 million in the comparable prior period. Lodging revenues and operating income increased primarily due to organic growth driven in our workforce and airline verticals, as well as the impact of the ALE and Levarti acquisitions. Our workforce product has higher new sales and volumes, as our programs are viewed as more valuable as hotel costs are rising. Our airlines product also grew as travel recovery continues from the impact of COVID-19, producing increased domestic travel volumes.
Brazil
Brazil revenues were $108.6 million in the three months ended September 30, 2022, an increase of $13.7 million, or 14.4%, from $94.9 million in three months ended September 30, 2021. Brazil operating income was $44.6 million in the three months ended September 30, 2022, an increase of $4.7 million, or 11.8%, from $39.9 million in the comparable prior period. Brazil revenues and operating income increased primarily due to organic growth driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products. These increases were partially offset by incremental investments in sales and processing expenses over the comparable prior period.
Other
Other revenues were $66.3 million in the three months ended September 30, 2022, an increase of $2.8 million, or 4.4%, from $63.5 million in three months ended September 30, 2021. Other operating income was $18.8 million in the three months ended September 30, 2022, a decrease of $0.6 million, or 3.2%, from $19.4 million in the comparable prior period. Other revenues increased primarily due to organic growth driven by increases in transaction volumes and early retail ordering of gift cards, as retailers seek to ensure adequate card stock in advance of holiday season.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
The following table sets forth selected unaudited consolidated statements of income data for the nine months ended September 30, 2022 and 2021 (in millions, except percentages)*.

(Unaudited)	Nine Months Ended September 30, 2022	% of Total Revenues, net	Nine Months Ended September 30, 2021	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$1,124.2	44.2%	$971.3	47.8%	$152.9	15.7%
Corporate Payments	570.4	22.4%	425.5	20.9%	144.9	34.1%
Lodging	337.4	13.3%	206.5	10.2%	130.9	63.4%
Brazil	322.9	12.7%	262.5	12.9%	60.5	23.0%
Other	188.6	7.4%	165.8	8.2%	22.8	13.7%
Total revenues, net	2,543.5	100.0%	2,031.5	100.0%	512.0	25.2%
Consolidated operating expenses:
Processing	563.1	22.1%	388.3	19.1%	174.8	45.0%
Selling	230.2	9.1%	186.5	9.2%	43.7	23.4%
General and administrative	440.3	17.3%	345.2	17.0%	95.1	27.6%
Depreciation and amortization	232.5	9.1%	209.2	10.3%	23.3	11.1%
Other operating, net	0.1	—%	0.1	—%	—	NM
Operating income	1,077.4	42.4%	902.3	44.4%	175.1	19.4%
Investment loss	0.5	—%	—	—%	0.5	NM
Other expense (income), net	6.2	0.2%	(2.5)	(0.1)%	8.7	NM
Interest expense, net	90.5	3.6%	92.3	4.5%	(1.8)	(1.9)%
Loss on extinguishment of debt	1.9	0.1%	6.2	0.3%	(4.3)	NM
Provision for income taxes	249.2	9.8%	191.8	9.4%	57.4	29.9%
Net income	$729.0	28.7%	$614.5	30.2%	$114.5	18.6%

Operating income by segment:
Fleet	$547.2		$501.4		$45.8	9.1%
Corporate Payments	193.7		146.5		47.2	32.2%
Lodging	161.8		98.8		63.0	63.8%
Brazil	123.6		105.5		18.1	17.1%
Other	51.0		50.0		1.0	2.0%
Total operating income	$1,077.4		$902.3		$175.1	19.4%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated revenues, net
Consolidated revenues were $2,543.5 million, in the nine months ended September 30, 2022, an increase of $512.0 million, or 25.2%, from $2,031.5 million in the nine months ended 2021. Consolidated revenues increased primarily due to organic growth of 15% driven by increases in transaction volumes, the impact of acquisitions completed in 2021 and 2022 of approximately $117.3 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our consolidated revenues for the nine months ended September 30, 2022 over the comparable period in 2021 of approximately $76 million, driven primarily by the favorable impact of fuel prices of approximately $81 million and favorable fuel price spreads of approximately $29 million. These increases were partially offset by unfavorable foreign exchange rates of approximately $34 million, mostly in our U.K. and European businesses.

Consolidated operating income
Operating income was $1,077.4 million in the nine months ended September 30, 2022, an increase of $175.1 million, or 19.4%, from $902.3 million in the comparable prior period. The increase in operating income was primarily due to organic growth driven by increases in transaction volume, acquisitions completed in 2022 and 2021, the favorable impact of fuel prices of $81 million and the favorable fuel price spreads of approximately $29 million. The increase in operating income was partially offset by additional bad debt of approximately $70 million, stock compensation of $48 million and unfavorable movements in the foreign exchange rates of $19 million.
Consolidated operating expenses
Processing. Processing expenses were $563.1 million in the nine months ended September 30, 2022, an increase of $174.8 million, or 45.0%, from $388.3 million in the comparable prior period. Increases were primarily due to higher variable expenses driven by larger transaction volumes, incremental bad debt of approximately $70 million and approximately $37 million of expenses related to acquisitions completed in 2021 and 2022. Bad debt expense has increased as customer spend increased due to fuel prices, and as a result of new sales, which tend to have a higher loss rate.
Selling. Selling expenses were $230.2 million in the nine months ended September 30, 2022, an increase of $43.7 million, or 23.4%, from $186.5 million in the comparable prior period. Increases in selling expenses were primarily associated with higher marketing and other variable costs due to increased sales volumes in 2022 and approximately $15 million of expenses related to acquisitions completed in 2021 and 2022.
General and administrative. General and administrative expenses were $440.3 million in the nine months ended September 30, 2022, an increase of $95.1 million, or 27.6%, from $345.2 million in the comparable prior period. The increases were primarily due to increased stock based compensation expense of $48 million, the impact of acquisitions completed in 2021 and 2022 of approximately $23 million, and various other increases associated with the growth of our business over the comparable prior period.
Depreciation and amortization. Depreciation and amortization expenses were $232.5 million in the nine months ended September 30, 2022, an increase of $23.3 million, or 11.1% from $209.2 million in the comparable prior period. The increases were primarily due the impact of acquisitions completed in 2021 and 2022 of approximately $23 million.
Interest expense, net. Interest expense, net was $90.5 million in the nine months ended September 30, 2022, a decrease of $1.8 million, or 1.9%, from $92.3 million in the comparable prior period. The decrease in interest expense is primarily due to higher interest income earned on customer deposits and the benefit of higher cash balances in certain foreign jurisdictions, partially offset by rising interest rates on increased borrowings. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30,
(Unaudited)	2022	2021
Term loan A	2.56%	1.61%
Term loan B	2.80%	1.85%
Revolving line of credit A & B	2.65%	1.60%
Revolving line of credit B GBP	—%	1.52%
Foreign swing line	2.06%	1.54%
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of variable rate debt, tied to the one month LIBOR benchmark interest rate. During the nine months ended September 30, 2022, as a result of these swap contracts, we incurred additional interest expense of $14 million or 1.60% over the average LIBOR rates on $2 billion of borrowings from January 1, 2022 to January 31, 2022 and $1 billion of borrowings from January 31 through September 30, 2022. In January 2022, $1.0 billion of our interest rate swaps matured.
Provision for income taxes. The provision for income taxes and effective tax rate was $249.2 million and 25.5% in the nine months ended September 30, 2022, an increase of $57.4 million, or 29.9% change, from $191.8 million and 23.8%, respectively, in the comparable prior period. The increase in the provision for income taxes for the nine month period ending September 30, 2022 over the comparable period in 2021 was primarily due to an increase in pre-tax earnings and less excess tax benefit on stock option exercises. The increases were partially offset by the determination that certain foreign income was permanently invested during the second quarter of 2022, resulting in a $9 million tax benefit that lowered the 2022 tax rate by 1.4%.
Net income. For the reasons discussed above, our net income was $729.0 million in the nine months ended September 30, 2022, an increase of $114.5 million, or 18.6% from $614.5 million in the nine months ended 2021.

Segment Results
Fleet
Fleet revenues were $1,124.2 million in the nine months ended September 30, 2022, an increase of $152.9 million, or 15.7%, from $971.3 million in the nine months ended 2021. Fleet operating income was $547.2 million in the nine months ended September 30, 2022, an increase of $45.8 million, or 9.1%, from $501.4 million in the comparable prior period. Fleet revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and new sales growth, as well as the positive impact of the macroeconomic environment, partially offset by incremental bad debt of $50 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our Fleet revenues and operating income in the nine months ended September 30, 2022 over the comparable prior period of approximately $82 million and $92 million, respectively. This impact was driven primarily by the favorable impact of fuel prices of approximately $79 million and favorable fuel spread margins of approximately $29 million. These increases were partially offset by unfavorable changes in foreign exchange rates on revenues and operating income of $26 million and $16 million, respectively, mostly in our U.K. and European businesses.
Corporate Payments
Corporate Payments revenues were $570.4 million in the nine months ended September 30, 2022, an increase of $144.9 million, or 34.1%, from $425.5 million in the nine months ended 2021. Corporate Payments operating income was $193.7 million in the nine months ended September 30, 2022, an increase of $47.2 million, or 32.2%, from $146.5 million in the comparable prior period. Corporate Payments revenues and operating income increased primarily due to organic growth, with strong new sales across products and higher spend volume, as well as the impact of the AFEX acquisition, which were partially offset by the unfavorable impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our Corporate Payments revenues and operating income in the nine months ended September 30, 2022 over the comparable period in 2021 of approximately $16 million and $5 million, respectively, driven primarily by the unfavorable impact of foreign exchange rates.
Lodging
Lodging revenues were $337.4 million in the nine months ended September 30, 2022, an increase of $130.9 million, or 63.4%, from $206.5 million in the nine months ended September 30, 2021. Lodging operating income was $161.8 million in the nine months ended September 30, 2022, an increase of $63.0 million, or 63.8%, from $98.8 million in the comparable prior period. Lodging revenues and operating income increased primarily due to increases in transaction volume driving organic growth, as well as the impact of the ALE and Levarti acquisitions. Organic growth was driven by higher new sales and volumes in our workforce lodging product and continued recovery from the impact of COVID-19 of our airline product, producing increased domestic travel volumes.
Brazil
Brazil revenues were $322.9 million in the nine months ended September 30, 2022, an increase of $60.5 million, or 23.0%, from $262.5 million in nine months ended September 30, 2021. Brazil operating income was $123.6 million in the nine months ended September 30, 2022, an increase of $18.1 million, or 17.1%, from $105.5 million in the comparable prior period. Brazil revenues and operating income increased primarily due to organic growth driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products. Brazil revenues and operating income were also impacted by favorable changes in foreign exchange rates of approximately $13 million and $5 million, respectively, over the comparable prior period.
Other
Other revenues were $188.6 million in the nine months ended September 30, 2022, an increase of $22.8 million, or 13.7%, from $165.8 million in nine months ended September 30, 2021. Other operating income was $51.0 million in the nine months ended September 30, 2022, an increase of $1.0 million, or 2.0%, from $50.0 million in the comparable prior period. Other revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and early retail ordering of gift cards, as retailers seek to ensure adequate card stock in advance of holiday season.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At September 30, 2022, we had approximately $1.9 billion in total liquidity, consisting of approximately $0.6 billion available under our Credit Facility (defined below) and unrestricted cash of $1.3 billion. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $247 million to restricted cash as of September 30, 2022. Restricted cash represents primarily customer deposits in our corporate payments businesses in the U.S., cash held in our Russian businesses, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. We generate and record accounts receivable when a customer makes a purchase from a merchant using one of our card solutions and generally pay merchants before collecting the receivable. As a result, we utilize the Securitization Facility as a source of liquidity to provide the cash flow required to fund merchant payments while we collect customer balances. These balances are primarily composed of charge balances, which are typically billed to the customer on a weekly, semimonthly or monthly basis, and are generally required to be paid within 14 days of billing. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2022, we had no additional liquidity under our Securitization Facility.
We cannot predict how and the extent to which the conflict between Russia and Ukraine will affect our customers, supply chain, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of cash flows, assets or impairment charges. The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict. We will continue to monitor and assess the situation as circumstances evolve and to identify actions to potentially mitigate any unfavorable impacts on our future results.
The Company has determined that outside basis differences associated with our investment in foreign subsidiaries would not result in a material deferred tax liability, and consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2022 and 2021 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2022	2021
Net cash provided by operating activities	$438.6	$599.5
Net cash used in investing activities	$(267.7)	$(621.8)
Net cash (used in) provided by financing activities	$(40.1)	$579.2
Operating activities. Net cash provided by operating activities was $438.6 million in the nine months ended September 30, 2022, compared to $599.5 million in the comparable prior period. The decrease in operating cash flows was primarily due to unfavorable movements in working capital mostly due to the increase in fuel prices and volumes, as well as the timing of cash receipts and payments in the nine months ended September 30, 2022 over the comparable period in 2021.
Investing activities. Net cash used in investing activities was $267.7 million in the nine months ended September 30, 2022 compared to $621.8 million in the nine months ended September 30, 2021. The decreased use of cash was primarily due to smaller acquisitions completed in 2022, partially offset by an increased investment in technology in the nine months ended September 30, 2022 over the comparable period in 2021.
Financing activities. Net cash used in financing activities was $40.1 million in the nine months ended September 30, 2022, compared to net cash provided by financing activities of $579.2 million in the nine months ended September 30, 2021. The increase in net cash used by financing activities was primarily due to increased repurchases of common stock of $473 million and a decrease in net borrowings on our credit facility of $98 million in the nine months ended September 30, 2022 over the comparable period in 2021.
Capital spending summary
Our capital expenditures were $107.6 million in the nine months ended September 30, 2022, an increase of $33.2 million or 44.6%, from $74.5 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.

Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $6.40 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.5 billion, a term loan A facility in the amount of $3.0 billion and a term loan B facility in the amount of $1.9 billion as of September 30, 2022. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. On June 24, 2022, the Company entered into the twelfth amendment to the Credit Agreement, replacing the prior term loan A and revolving credit facility. The amendment increased the term loan A by $273 million and the revolving credit facility by $215 million. In addition, the amendment replaced LIBOR with Secured Overnight Financing Rate ("SOFR") plus a 10 basis point SOFR adjustment for the term loan A and revolving credit facility, improved margins and extended the maturity date. The maturity date for the term loan A and revolving credit facilities A and B is June 24, 2027. The term loan B has a maturity date of April 30, 2028.
At September 30, 2022, the interest rate on the term loan A was 4.51%, the interest rate on the term loan B was 4.87%, the interest rate on the revolving A and B facilities was 4.48%, and the interest rate on the revolving B facility was 4.31%. The unused credit facility fee was 0.25% at September 30, 2022.
At September 30, 2022, we had $3.0 billion in borrowings outstanding on the term loan A, net of discounts, and $1.9 billion in borrowings outstanding on the term loan B, net of discounts and debt issuance costs. We have unamortized debt issuance costs of $4.8 million related to the revolving facilities as of September 30, 2022 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs of $25.2 million related to our term loans at September 30, 2022.
During the nine months ended September 30, 2022, as a result of the amendment described above, we made principal payments of $2.8 billion on the term loans and $3.7 billion on the revolving facilities.
As of September 30, 2022, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts each have a notional value of $500 million. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. We reclassified approximately $13.6 million of losses from accumulated other comprehensive income into interest expense during the nine months ended September 30, 2022 as a result of these hedging instruments.
Securitization Facility
We are party to a $1.7 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been several amendments to the Securitization Facility during the current year. On March 23, 2022, we entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with SOFR plus a SOFR adjustment of 0.10%. On August 18, 2022, we entered into the eleventh amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.6 billion to $1.7 billion, reduced the program fee margin and extended the maturity of the Securitization Facility to August 18, 2025.
We were in compliance with the financial covenant requirements related to our Securitization Facility as of September 30, 2022.
Stock Repurchase Program
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through September 30, 2022, 25,699,551 shares have been repurchased for an aggregate purchase price of $5.7 billion, leaving the Company up to $0.4 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
On October 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion to an aggregate of $7.1 billion, with approximately $1.4 billion remaining.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2022, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2021. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Management’s Use of Non-GAAP Financial Measures
We have included in the discussion above certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors. Because our non-GAAP financial measures are not standardized measures, they may not be directly comparable with the non-GAAP financial measures of other companies using the same or similar non-GAAP financial measures. Although management uses these non-GAAP measures to set goals and measure performance, they have no standardized meaning prescribed by GAAP. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance. These non-GAAP measures are not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial statements and financial measures. As a result, such non-GAAP measures have limits in their usefulness to investors.
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

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by solution to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions)*:

	Revenues, net		Key Performance Metric
	Three Months Ended September 30,		Three Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$321.2	$306.9	123.8	119.1
Impact of acquisitions/dispositions	—	(0.1)	—	(1.4)
Impact of fuel prices/spread	47.2	—	—	—
Impact of foreign exchange rates	(6.6)	—	—	—
As reported	$361.8	$306.8	123.8	117.7
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$205.0	$169.0	$30,609	$25,666
Impact of acquisitions/dispositions	—	(0.3)	—	—
Impact of fuel prices/spread	0.5	—	—	—
Impact of foreign exchange rates	(8.5)	—	—	—
As reported	$196.9	$168.7	$30,609	$25,666
TOLLS - TAGS
Pro forma and macro adjusted	$88.8	$79.0	6.2	6.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.2)	—	—	—
As reported	$88.6	$79.0	6.2	6.0
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$126.6	$99.1	9.9	8.7
Impact of acquisitions/dispositions	—	(13.8)	—	(1.1)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.7)	—	—	—
As reported	$126.0	$85.2	9.9	7.6
GIFT - TRANSACTIONS
Pro forma and macro adjusted	$53.2	$48.6	249.4	256.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.2)	—	—	—
As reported	$52.0	$48.6	249.4	256.2
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$71.3	$67.2	10.5	8.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(3.6)	—	—	—
As reported	$67.7	$67.2	10.5	8.9

FLEETCOR CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$866.1	$769.7	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(14.2)
Impact of fuel prices/spread[2]	47.7	—
Impact of foreign exchange rates[2]	(20.8)	—
As reported	$893.0	$755.5

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, payroll card and transportation card related businesses.
[2] Revenues reflect an estimated $26 million positive impact from fuel prices and approximately $21 million positive impact from fuel price spreads, partially offset by the negative impact of movements in foreign exchange rates of approximately $21 million.

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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
Net income	$248,885	$234,007	$729,008	$614,493
Net income per diluted share	$3.29	$2.80	$9.38	$7.24
Stock-based compensation	34,180	16,453	100,828	52,085
Amortization[1]	55,748	56,381	171,372	158,482
Integration and deal related costs	4,861	6,638	14,071	18,132
Legal settlements/litigation	2,783	561	4,685	5,619
Restructuring and related costs	507	(568)	1,270	(1,931)
Loss on extinguishment of debt	—	—	1,934	6,230
Total pre-tax adjustments	98,079	79,465	294,160	238,617
Income taxes[2]	(26,262)	(19,114)	(86,667)	(48,193)
Adjusted net income	$320,702	$294,358	$936,501	$804,917
Adjusted net income per diluted share	$4.24	$3.52	$12.06	$9.48
Diluted shares	75,558	83,716	77,687	84,917

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes $9 million adjustment for tax benefit of certain income determined to be permanently invested in Q2 2022.
*Columns may not calculate due to rounding.

Special Cautionary Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about FLEETCOR’s beliefs, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," "may," "will," "would," "could" or "should," the negative of these terms or other comparable terminology.
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
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and

•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the Securities and Exchange Commission (SEC) under the Exchange Act and Securities Act. See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.
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
As of September 30, 2022, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia ("Federal Derivative Action") seeking recovery from the Company. The Federal Derivative Action alleges that the defendants issued a false and misleading proxy statement in violation of the federal securities laws; that defendants breached their fiduciary duties by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s fee charges and financial and business prospects; and that certain defendants breached their fiduciary duties through allegedly improper sales of stock. The complaint seeks unspecified monetary damages from the Company, corporate governance reforms, disgorgement of profits, benefits, and compensation by the defendants, restitution, costs, and attorneys’ and experts’ fees. On September 20, 2018, the court entered an order deferring the Federal Derivative Action pending a ruling on motions for summary judgment in the then-pending shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed to by the parties. After preliminary approval of the proposed settlement of the shareholder class action was granted, the stay on the Federal Derivative Action was lifted. Plaintiffs amended their complaint on February 22, 2020. FLEETCOR filed a motion to dismiss the amended complaint in the Federal Derivative Action on April 17, 2020, which the Court granted without leave to amend on October 21, 2020. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on November 18, 2020. The Eleventh Circuit affirmed the district court’s ruling dismissing the case in an order issued on July 27, 2022.
On January 9, 2019, a similar shareholder derivative complaint was filed in the Superior Court of Gwinnett County, Georgia ("State Derivative Action"), which was stayed pending a ruling on motions for summary judgment in the shareholder class action, notice a settlement has been reached in the shareholder class action, or until otherwise agreed by the parties. On October 31, 2022, the Court granted the Company’s motion to dismiss the State Derivative Action after the Eleventh Circuit affirmed the dismissal of the Federal Derivative Action.
FTC Investigation
In October 2017, the Federal Trade Commission ("FTC") issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC.
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. The Company is exploring mediation with the FTC. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses. At this time, the Company believes the possible range of outcomes includes continuing litigation or discussions leading to a settlement.

Item 1A.	Risk Factors
The information presented below supplements the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed under the caption "Item 1A. Risk factors" to our annual report on Form 10-K for the year ended December 31, 2021, except as follows:

Risks Associated with the Conflict between Russia and Ukraine
The current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Although the extent, duration, severity and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions. The escalation or continuation of this conflict presents heightened risks and has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, increased operating costs (including fuel and other input costs), the frequency and volume of failures to settle securities transactions, inflation, potential for increased volatility in commodity, currency and other financial markets, safety risks, and restrictions on the transfer of funds to and from Russia. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of the conflict, which could damage our brand image or corporate reputation. The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict. We will continue to monitor and assess the situation as circumstances evolve and to identify actions to potentially mitigate any unfavorable impacts on our future results.
In response to the Russian invasion of Ukraine, the United States, the European Union, the United Kingdom and other governments have imposed sanctions and other restrictive measures. Such sanctions, and other measures, as well as countersanctions or other responses from Russia or other countries have adversely affected, and will adversely affect, the global economy and financial markets and could adversely affect our business, financial condition and results of operations or otherwise aggravate the other risk factors that we identify herein or previously identified in our Annual Report on Form 10-K for the year ended December 31, 2021. We cannot predict the scope of future developments in sanctions, punitive actions or macroeconomic factors arising from the conflict. These measures are complex and still evolving. Our efforts to comply with such measures may be costly and time consuming and will divert the attention of management. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil or criminal proceedings, sanctions, and other liabilities, which may have a material and adverse effect on our operations, financial condition, and results of operations. In light of all of these events, we have developed and are continuing to refine our business continuity plan and crisis response materials to mitigate the impact of disruptions to our business, but it is unclear if our plan will successfully mitigate all potential disruptions. If our business continuity plan fails to mitigate some or all disruptions, it could have a material and adverse effect on our business, financial condition, and results of operations.
Our business in Russia accounted for approximately 2.8% and 4.9% of our consolidated net revenues and net income for the year ended December 31, 2021, respectively, and accounted for approximately 3.1% and 6.1% of our consolidated net revenues and net income for the nine months ended September 30, 2022, respectively. Our assets in Russia were approximately 2.4% of our consolidated assets at December 31, 2021 and approximately 3.1% of our consolidated assets at September 30, 2022. The net book value of our assets in Russia at September 30, 2022 was approximately $255 million, of which $247 million is restricted cash. As described in Note 3 to our condensed consolidated financial statements, we currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.

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
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion. Since the beginning of the Program through September 30, 2022, 25,699,551 shares have been repurchased for an aggregate purchase price of $5.7 billion, leaving the Company up to $0.4 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
On October 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion to an aggregate of $7.1 billion, with approximately $1.4 billion remaining.
The following table presents information as of September 30, 2022, with respect to purchases of common stock of the Company made during the three months ended September 30, 2022 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2022 through July 31, 2022	931,260	$215.10	24,398,365	$655,295
August 1, 2022 through August 31, 2022	1,301,144	$230.58	25,699,509	$355,278
September 1, 2022 through September 30, 2022	42	$212.53	25,699,551	$355,269

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with SEC on March 25, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, file with the SEC on June 8, 2018)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2019)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. filed with the Secretary of State of Delaware on June 9, 2022.(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

3.5	FleetCor Technologies, Inc. Amended and Restated Bylaws, adopted June 9, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

10.1	Tenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 23, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 9, 2022)

10.2	Twelfth Amendment to the Credit Agreement, dated as of June 24, 2022 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2022)

10.3	Offer letter, dated May 23, 2022, between FLEETCOR Technologies, Inc. and Alan King (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2022)

10.4*	Eleventh Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated August 18, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 7, 2022.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Alissa B. Vickery	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Alissa B. Vickery