Form 10-K
period 2022-12-31
FLEETCOR TECHNOLOGIES INC
filed 2023-02-28
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15,492,832,955 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 17, 2023, there were 73,491,592 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 9, 2023 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2022

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
•the ongoing effects of the coronavirus (COVID-19), including the transmissibility and severity of new variants of the virus; the duration and spread of any outbreak, its severity, the actions to contain the virus or treat its impact through vaccines or otherwise, how quickly and to what extent normal economic and operating conditions can resume and the impact on macroeconomic conditions, including any recession that has occurred or may occur in the future;
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
•the international operational and political risks and compliance and regulatory risks and costs associated with international operations, including the impact of the conflict between Russia and Ukraine on our business and operations and the anticipated sale of our Russia business;
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

PART I
ITEM 1. BUSINESS
Introduction
FLEETCOR is a leading global business payments company that helps businesses spend less by enabling them to better manage their expense-related purchasing and vendor payments processes. Since its incorporation in 2000, FLEETCOR’s smarter payment and spend management solutions have been delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide businesses with a better way to pay. FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
Businesses spend an estimated $135 trillion each year with other businesses. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers powerful insights, which managers can use to better run their businesses.
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Our wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often use such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes. In addition to delivering meaningful value to our customers, our solutions also share several important and attractive business model characteristics such as:
•the majority of revenue is derived primarily from business customers, which tend to have relatively predictable, consistent volumes;
•recurring revenue models driven by recurring volume, resulting in predictable revenue;
•similar business-to-business (B2B) selling systems with common sales approaches, management and reporting;
•specialized technology platforms and proprietary payment acceptance networks, which create competitive advantages and barriers to entry; and
•high EBITDA margins and cash flow translation with limited infrastructure investment requirements.
We actively market and sell to current and prospective customers leveraging a multi-channel, go-to-market approach, which includes comprehensive digital channels, direct sales forces and strategic partner relationships. We sell stand-alone products and services, and are currently organizing and establishing platforms where a single customer can use multiple products from one user interface. It is important to note that we compete mostly with legacy payment methods and traditional ways of paying, such as cash and checks. We supplement our organic growth strategy and sales efforts by pursuing attractive acquisition opportunities, which serve to strengthen and extend our market positions and create value even faster. With a long, proven operating history, FLEETCOR now serves hundreds of thousands of business customers with millions of cardholders making payments to millions of vendors around the world.
FLEETCOR has the following reportable segments: Fleet, Corporate Payments, Lodging, Brazil and Other. We report these segments as they reflect how we organize and manage our global employee base, manage operating performance, and contemplate the differing regulatory environments across geographies and solutions.
To help facilitate an understanding of our expansive range of solutions around the world, we describe them in two solution driven categories: Vehicle and Mobility solutions and Corporate Payments solutions. Our Vehicle and Mobility solutions help control and monitor employee spending while in the field or in a vehicle and include fuel, lodging, tolls and other complementary products. Our Corporate Payments solutions simplify and automate vendor payments and include accounts payable (AP) automation, virtual cards, cross-border, and purchasing and travel and entertainment (T&E) card products.
Vehicle and Mobility Solutions
Our Vehicle and Mobility solutions are purpose-built to enable our business and consumer customers to pay for vehicle and mobility-related expenses, while providing greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our solutions provide customers with significant control capabilities including: customizable user-level controls, programmable alerts, and detailed transaction reporting, among others. Our customers can use the data, controls and tools to combat employee misuse and fraud, streamline expense administration and potentially lower their operating costs.
We utilize both proprietary and third-party payment acceptance networks to deliver our Vehicle and Mobility solutions. In our proprietary networks, which tend to be geographically distinct, transactions are processed on applications and operating systems owned and operated by us, and only at select participating merchants with whom we have contracted directly for acceptance. These proprietary networks generally provide us with better economics, as we control more of the transaction, and richer data because of how the networks and point of sale software are configured. Third-party networks are operated by independent parties, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks. Mastercard and VISA are our primary third-party network partners in North America and Europe, respectively.
Fuel
We offer Fuel solutions to businesses and government entities who operate vehicle fleets. At the most basic level, we provide the measurement of fuel used and facilitate the payment for that fuel to the merchant, whether that fuel be diesel, gasoline, compressed natural gas, or electricity, while also providing online control, reporting and tracking capabilities to fleet operators. Our solutions are fuel type agnostic.
The measurement, control and payment needs of our customers operating electric vehicles (EV) are similar to those operating traditional, internal combustion vehicles, just centered around electricity usage instead of gas or diesel usage. As we help our customers manage through the transition to EVs, many of them will operate mixed fleets for a long period of time, and will need access to all modalities of fueling, including networks of fuel stations, electric charging stations both on the road and at the office, in addition to at-home charging options. Considering the increased complexity of managing a mixed fleet or an all EV fleet, our product sets are positioned to remain valuable and capture transaction economics, regardless of the vehicle type or propulsion method.
We utilize both proprietary and third-party networks to deliver our Fuel solutions. Our proprietary networks are geographically distinct, and may also be unique to specific markets we serve, such as highway-based truck stops with high speed diesel pumps that can quickly refuel long-haul diesel trucks. Many of our solutions also have additional capabilities, where we can enable the fuel card to allow customers to purchase a limited set of non-fuel items, such as oil, and vehicle maintenance supplies. Our EV networks, primarily in western Europe, offer access to hundreds of thousands of charge points, while also providing operating software for the charge point operators and the management of at-home charging. We are actively expanding our EV footprint to accommodate charging in the U.S., U.K. and Europe.
We also provide program management services to major oil companies, leasing companies and fuel marketers, which allow these partners to outsource the sales, marketing, credit, service, and system operations of their branded fuel card portfolios. Our fuel partners include British Petroleum (BP), Arco, Speedway, Casey's and over 640 fuel marketers of all sizes.
Lodging
We offer Lodging solutions to businesses in North America, the U.K. and Germany that have employees who travel overnight for work purposes, to airlines and cruise lines globally to accommodate both their traveling crews and stranded passengers and to policyholders displaced from their homes due to damage or catastrophe on behalf of property insurance carriers. We utilize both proprietary and third-party networks where we provide access to deeply discounted hotel rooms with enhanced controls and reporting, and audit and tax management services. The size, scale, and nature of our Lodging customer base enables us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and far below the rates available to the general public. We also can secure hotel rooms outside our proprietary networks in our workforce and airline verticals, or private homes, in our insurance vertical, if required by our customers.
We use proprietary data management and payment processing systems to manage customer billings and reports, which, combined with our discounted hotel network, provide customers with potential savings and increased visibility into their lodging costs. The integration of our processing systems with airline logistics and crew management systems enables us to deliver enhanced services to the travel industry vertical.
Tolls
Operated only in Brazil, we are the leading electronic toll payments provider to businesses and consumers in the form of radio frequency identification (RFID) tags affixed to vehicle windshields. Our Tolls solution operates on our proprietary Sem PararTM network, which processes transactions for more than 6.3 million tagholders on 100% of the toll roads that accept RFID across Brazil. We provide convenience and faster travel for customers, while also reducing manual labor and cash handling at merchants’ toll booths. Our Tolls solution also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.
Our tags may also be used at approximately 5,700 participating merchant locations to purchase goods and services while in the vehicle, such as parking, fuel, car washes, and meals at drive-through restaurants. At merchant locations, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and throughput for merchants and eliminates the handling of cash.

Other
Fleet Maintenance – We provide a vehicle maintenance service solution that helps fleet customers to manage their vehicle maintenance, service, and repair needs in the U.K. This solution is provided through our proprietary maintenance and repair network, which processes transactions for fleet customers at over 9,200 service centers across the U.K. We also offer compliance service to the U.K.’s heavy goods (truck) operators, workshops and drivers.
Long-Haul Transportation Services – In addition to, and often in conjunction with our Fuel solutions, we provide trucking companies in North America with various solutions and services relevant to their industry including road tax compliance analysis and reporting, permit procurement and cash movement and disbursement.
Benefits – In Mexico and Brazil, we offer prepaid food vouchers or cards that may be used as a form of payment in restaurants and grocery stores. Additionally, in Brazil, we offer prepaid transportation cards and vouchers that may be used by commuting employees as a form of payment on public transportation.
Corporate Payments
Our Corporate Payments solutions are designed to help businesses streamline the back-office operations associated with making outgoing payments to vendors. Companies can save time, cut costs, and manage B2B payment processing more efficiently with our suite of corporate payment solutions, including AP automation, virtual cards, cross-border, and purchasing and T&E cards.
AP Automation – We offer AP automation solutions with options that are purpose-built for the simplest small business to the most complex large enterprise. We initiate, manage and guarantee payment of all company-approved bills to all domestic and international vendors through whichever payment modalities the vendors allow, such as automated clearing house (ACH), wire, check or payment card. For small/medium-sized businesses (SMB), our offering is simple, modern bill pay with invoice scanning and automated workflows, which also integrates with popular accounting systems like QuickBooksTM. Our mid-market/enterprise option meets the needs of the most complex global enterprises with multiple organizational hierarchies, approval workflows, locations, bank accounts, robust on-demand reporting and seamless integration with Enterprise Resource Planning (ERP) systems. We also provide rich data on the remittance to the vendor, regardless of payment modality, which facilitates invoice reconciliations and payment posting. By automating the process of paying vendors, businesses of all sizes can reduce the time, costs and fraud risks associated with their payment processes, and focus more on operating their businesses.
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
We have built a proprietary merchant acceptance network that accepts our Virtual Card payments. Our merchant acceptance network is unique due to the nature of commercial Virtual Card acceptance. Each issuer negotiates directly with the merchant for acceptance, so other issuers’ virtual cards are not interchangeable. This network is managed with proprietary technology that allows us to continuously expand Virtual Card acceptance and optimize the amount of spend we can capture. The scale of this network, coupled with an in-house vendor enrollment service, is a competitive advantage. Our ERP integrations, application programming interface (API) capabilities, strategic vendor enrollment, and transaction management tools enable us to optimize our customers’ electronic payables programs.
Our Virtual Card operates solely on the Mastercard network. Our customers’ ERP systems are directly integrated with our issuing system, and merchants must be enrolled in our proprietary vendor network to accept our Virtual Card solution. This two-sided transaction, where both payor and receiver are in our network, provides substantial payment security relative to paper checks or ACH.
Cross-Border – Our Cross-Border solution is used by our customers to pay international vendors, foreign office and personnel expenses, capital expenditures, and profit repatriation and dividends. We also offer hedging and risk management services to customers, which helps them manage the impact of volatile exchange rates in the course of doing business internationally. This solution is often sold in conjunction with our AP Automation and Virtual Card solutions.
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
Additional Solutions
FLEETCOR provides other payments solutions that due to their nature are not considered within our Vehicle and Mobility or Corporate Payments solutions.
Gift
We provide fully integrated gift card program management and processing services to retailers in 64 countries, in both plastic and digital form. The gift cards are issued specifically for each customer under their specific brands and are generally accepted exclusively within their retail network, digitally or in-person.
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
Payroll Card
We offer a payroll card solution in North America in the form of a reloadable stored value card, that can be used instead of a paper payroll check. Our solution operates on the Mastercard payment network and the Allpoint ATM network, and the payroll cards are issued to our customers’ employees, and funded by the employees’ wages. As cardholders, the employees may present the payroll card as a form of payment for personal purchases, transfer funds to their bank account or withdraw funds from participating ATMs.
Sales and Distribution
We actively market and sell our solutions to current and prospective customers leveraging a multi-channel approach. This go-to-market strategy includes comprehensive digital channels, direct sales forces and strategic partner relationships. We continue to expand online, end-to-end capability where the customers can buy, onboard and manage their accounts on their own. In addition, we leverage an omni-channel approach that enables our sales people to be more efficient by improving their prospecting efforts through digitally sourced leads. In our direct sales force channel, we acquire and manage the customer relationship, which has historically been either in-person or via telesales. Our capabilities are also offered through indirect sales channels (e.g., major oil companies and fuel marketers for Fuel, and retail establishments for Tolls) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across most of our solutions. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals, and new geographies faster and at a significantly lower cost.

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
Credit Underwriting and Collections
We perform a detailed application review of all new applications for credit evaluating the applications for both fraud as well as credit risk. With both the fraud and credit review we leverage third-party data sources, including device data, fraud scores and credit bureau data to name a few. The credit review includes a combination of Machine Learning models as well as judgmental underwriting based on customer financials. We employ a variety of tools to manage risk in our portfolio, including billing frequency, payment terms, spending limits, payment methods, delinquency suspension, and security. Further, we use fraud detection programs, including proprietary and third-party solutions, to monitor transactions and prevent misuse. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts and control our risk through various strategies. We conduct targeted strategies to minimize exposure to high-risk accounts, including reducing spending limits and payment terms or requiring additional security deposits.
Competition
Our primary competition is from financial institutions providing a full suite of financial products, including general purpose cards, AP payments (i.e. check and ACH), and FX solutions. We also compete with specialized competitive offerings from other companies that vary by product solution.

•Our Fuel solutions compete with similar offerings from WEX, U.S. Bank Voyager Fleet Systems, Edenred, Sodexo, Alelo, Radius Payment Solutions and DKV.
•Our Lodging solutions compete with similar offerings from traditional travel management companies such as American Express Global Business Travel, as well as in-house travel solutions at large corporations and airlines.
•Our Toll solutions compete with similar offerings from ConectCar (Banco Itaú and Ipiranga), Veloe (Alelo), and Repom (Edenred).
•Our Corporate Payments solutions compete with similar offerings from financial institutions, American Express, Coupa, AvidXchange, Bill.com and Convera.
•Our Gift and Payroll Card solutions compete with similar offerings from Fiserv, other special-purpose card issuers, and payroll companies.
Competitive Advantage
In executing our strategy, we are advantaged by leveraging our competitive strengths:
•Global Scale – We have strong market positions across four continents. This enables us to provide new offerings with better cost economics, sell complementary products, acquire attractive assets that can leverage existing infrastructure and cost synergies, and introduce successful products and practices from other markets.
•Compounding Growth Model – Our growth model historically benefits from strong revenue retention, organic growth from new customer acquisitions and selling more value-added products to current customers, via developed and acquired payment solutions.
•Proprietary Networks – Our specialized proprietary networks allow for unique data capture at the point of sale, providing an incremental value proposition to our customers. These proprietary networks also provide us with advantageous economics by providing attractive, captive spend to the merchant base.
•Scalable Technology – Our easy-to-use platforms provide control and functionality for our customers, and we can on-board incremental customer volume with very limited need for additional infrastructure. We own and control all the critical components to our offering, creating improved speed to market and proprietary feature functionality in the marketplace.
•Diversification – Our solutions and geographic diversification are designed to provide stability through the “portfolio effect” when one geography or business is underperforming relative to the others. This allows FLEETCOR to deliver more consistent financial performance relative to competitors, continue to invest throughout business cycles, and reallocate resources to higher performing businesses.
Technology
Our technology provides continuous authorization of transactions, processing of critical account and customer information, and settlement between merchants, issuing companies, and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient, and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2022, we spent approximately $324 million in capital and operating expenses to operate, protect, and enhance our technology.
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
Our technology function is based in the U.S., Europe, and Brazil and has expertise in the management of applications, transaction networks, and infrastructure. We operate application development centers in the U.S., U.K., Netherlands, Czech Republic, Brazil, and New Zealand. Our distributed application architecture allows us to maintain, administer, and innovate our solutions in a cost-effective and flexible manner. Our purpose-built solutions contain significant intellectual property that differentiates us from our competition.
We continually seek to modernize and evolve our technology solutions through our core IT transformation initiatives. Our IT transformation initiatives are focused on three main pillars: (1) digital strategy; (2) core systems modernization; and (3) data. Our digital strategy is focused on streamlining a digital customer experience across all of our solutions, providing a seamless experience. Additionally, we are investing in modernizing our core transactional systems to make them more resilient, secure, and scalable. Our technology infrastructure is supported by highly-secure data centers, with redundant locations. We operate our primary data centers, located in Atlanta, Georgia; Prague, Czech Republic; Las Vegas, Nevada; Lexington and Louisville, Kentucky; São Paulo, Brazil; and Toronto, Canada.

Additionally, as we develop new solutions and modernize legacy assets, we increasingly leverage cloud services. Through the use of cloud technology and microservices, we are able to modernize our platforms with no disruption to our customers. Finally, data is becoming an ever-increasing part of how the Company and its customers do business. We are focused on investing in our data assets to deliver value for our customers through improved insights to help them to better control expenses and mitigate fraud. The use of cloud services provides us with increased flexibility and agility. We use only proven technology and expect no foreseeable capacity limitations.
We maintain disaster recovery and business continuity plans, which benefited us during the COVID-19 pandemic and continue to benefit us. Our telecommunications and internet systems have multiple levels of redundancy to ensure the reliability of network service. In 2022, we achieved over 99.9% up-time for authorizations globally.
Safeguarding Our Business
To provide our services, we may collect, use and store sensitive business information and personal information. Some of this information is also processed and stored by financial institutions, merchants, and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as, our associated third parties. We may have responsibility to the card networks, financial institutions, and in some instances, our customers, and/or individuals, for our failure or the failure of our associated third parties (as applicable) to protect this information.
We are subject to cyber attacks and information theft risks in our operations, which we seek to manage through cyber and information security programs, training, and insurance coverage. To strengthen our security and cyber defenses, we maintain a defensive in-depth approach to cyber and information security to defend our systems against misuse, intrusions, and cyberattacks and to protect the data we collect. Further, we work with information security and forensics firms and employ advanced technologies to help prevent, investigate and address issues relating to processing system security and availability. We also collaborate with third parties, regulators, and law enforcement, when appropriate, to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.
Our systems align with industry standards for security, with multiple industry certifications. Our network is configured with multiple layers of security to isolate our core systems from unauthorized access. We use secure communication among applications, and our employees access critical components strictly on a "need-to-know" basis. We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity risks or other technological risks, which could subject us to liability and damage our reputation. See also, "Risks related to information technology and security" under Item 1A for further discussion of the risks we face in connection with our technology systems and potential data breach and cybersecurity risks facing the Company.
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
As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders or direct and indirect changes of control of the licensee and certain other corporate events, and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states also require money transmitters and issuers of payment instruments to comply with federal and state anti-money laundering laws (AML) and regulations. See “Anti-Money Laundering, Counter Terrorist, and Sanctions Regulations.”

Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future for our regulated subsidiaries.
Privacy and Information Security Laws and Regulations
We provide services that are subject to various state, federal, and foreign privacy and information security laws and regulations including, among others, the Gramm-Leach-Bliley Act, the EU’s General Data Protection Regulation (GDPR) and its Network and Information Security (NIS) Directive, the U.K.'s GDPR and NIS Regulations, Canada’s Personal Information Protection and Electronic Documents Act, Brazil’s General Data Protection Law, and China's Personal Information Protection Law. In the U.S., we are now subject to several comprehensive data privacy laws at the state level, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act (effective July 1, 2023), the Connecticut Data Privacy Act (effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). We are also subject to the separate security breach notification laws of each of the 50 states, and the District of Columbia. Some of the non-U.S. data protection laws, including in the U.K., EU., and China, impose restrictions on the international transfer of personal data absent lawfully recognized transfer mechanisms or, in some cases, prohibit such transfer completely. Additionally, we will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, enforcement actions, regulatory fines, litigation, or reputational harm.
These and similar laws and their related regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. Some also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In many cases they impose obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, some restrict the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. The regulations and rules are complex and evolving, and can provide for significant penalties for non-compliance.
Certain of our products that access payment networks require compliance with Payment Card Industry (PCI) data security standards. See “Payment Card Industry Rules.”
Email and Text Marketing Laws and Regulations
We use direct email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act (TCPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM Act) and related Federal Communication Commission (FCC) orders. Several states have enacted additional, more restrictive and punitive laws regulating telemarketing and commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments. Although we believe that our telemarketing and email practices comply with the relevant regulatory requirements, violations could result in enforcement actions, statutory fines and penalties, class action litigation and reputational harm.
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
Anti-Money Laundering, Counter Terrorist, and Sanctions Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (BSA) and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and related regulations issued by the U.S. Treasury Department require financial-services providers to establish AML programs, to not engage in terrorist financing, to report suspicious activity, and to maintain a number of related records. We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations. In addition to economic sanctions programs, we are also subject to a number of international laws and regulations focused on fighting terrorism and money laundering, including primarily:
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
Human Capital
As of December 31, 2022, FLEETCOR employed approximately 9,900 associates located in more than 18 countries around the world, with approximately 4,100 of those associates based in the U.S. At FLEETCOR, we strongly believe that talent is a strong determinant of the Company’s performance and success. Our values-driven people programs, practices and policies have been developed to ensure we are able to attract, retain and develop the quality of talent necessary to advance our key initiatives and achieve our strategic objectives. We are firmly committed to delivering a strong employee value proposition and unique employment experience to our associates which, in turn, should lead to better customer experiences and business outcomes.
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
Our focus on diversity, inclusion and belonging (DIB) is part of our successful “One FLEETCOR” culture. As of December 31, 2022, females represented approximately 53% of our global workforce and approximately 24% of our senior leadership team, while minorities comprised approximately 34% of our domestic workforce and approximately 12% of our senior leadership team.
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
Employee Wellness
FLEETCOR’s benefits programs are designed to meet the evolving needs of a diverse workforce across the globe. Because we want our employees and their families to thrive, in additional to our regular benefit offerings, we focused on physical and mental well-being in 2022. During the year, we offered free, online fitness classes, sponsored the FLEETCOR Wellbeing Challenge, provided access to employee assistance programs in all regions, and celebrated Mental Health Awareness programs globally.
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
The Voice of the Employee
We continue to develop and refine our people programs based on feedback we receive directly from our workforce, which we gather through a survey of all employees globally. The participation rate for our 2021 survey was approximately 75%. Our employee engagement score in 2021 remained consistent (1 point lower) than our 2020 results. We are proud of these results during the continued COVID-19 pandemic and amid the great resignation. We believe our employee proposition remains strong and we continue to attract and retain top talent. We continue to share the detailed engagement scores across the organization, and analyze the results to understand differences by geography, demographics, job level, and leader, and to identify opportunities for further improvement. Throughout 2022, we conducted several additional pulse surveys to assess the ongoing engagement of our workforce. We are preparing to launch our 2023 survey in the coming months.
In October 2020, FLEETCOR published its inaugural Corporate Responsibility & Sustainability Report (CRS Report), in which we provided detailed information about the Company’s views and approaches regarding environmental, social and governance issues. We published a 2021 CRS Report in January 2022, which contains information incremental to our inaugural report and is therefore intended to be read in conjunction with that report. Our 2021 CRS Report includes further details related to our global talent strategy, DIB metrics, employee wellness and talent development. We are currently preparing our third CRS Report for publication later this year. Our CRS Reports may be accessed electronically at https://investor.fleetcor.com, in the governance section.
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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2022. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	67	Chief Executive Officer and Chairman of the Board of Directors
Alan King	46	Group President—Global Fleet
Armando L. Netto	54	Group President—Brazil
Alissa B. Vickery	45	Interim Chief Financial Officer and Chief Accounting Officer
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
Alan King has served as our Group President of Global Fleet since May 2022. Mr. King joined FLEETCOR in August 2016 and served as our President - U.K., Australia, and New Zealand, based in London, until June 2019. From July 2019 to April 2022, Mr. King was Group President of Europe, Australia, and New Zealand Fuel. Prior to joining us, Mr. King worked at Mastercard where he was most recently Managing Director, MasterCard Prepaid Management Services. During his 11 year career at Mastercard, Mr. King held the roles of Group Head, Global Prepaid Solutions, Group General Manager for Market and Business Development in the U.K. & Ireland, and General Manager, Global Accounts. Prior to Mastercard, Mr. King held leadership positions at VISA in the CEMEA region from 2003 to 2005 and at Citibank from 1998 to 2003, largely across commercial payments in international markets. Mr. King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
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
Alissa B. Vickery has been our interim Chief Financial Officer since October 2022 and our Chief Accounting Officer since September 2020. Mrs. Vickery joined FLEETCOR in 2011 and served as Senior Vice President of Accounting and Controls, with oversight of external reporting, technical accounting and internal audit. Prior to joining us, Mrs. Vickery held a Senior Director position at Worldpay and spent more than nine years in public accounting at Deloitte LLP and Arthur Andersen LLP, as a senior manager in the audit and assurance practice.

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

Because techniques used to sabotage or obtain unauthorized access to our systems and the data we collect change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Although we believe we have sufficient controls in place to prevent disruption and misappropriation and to respond to such attacks, any inability to prevent security breaches could have a negative impact on our reputation, expose us to liability, decrease market acceptance of electronic transactions and cause our present and potential clients to choose another service provider.
In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In February 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a warning for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the U.S. and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.
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
Risks related to our business and operations
The extent to which the ongoing effects of the novel strain of the coronavirus (COVID-19), the continuing spread of its variants and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
The novel strain of the coronavirus (COVID-19) and its variants spread throughout the globe and negatively impacted the macroeconomic environment, significantly increasing economic uncertainty. The outbreak resulted in regulatory and other authorities periodically implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, as well as uncertainty regarding the scope or enforceability of vaccine mandates in certain jurisdictions. These measures negatively impacted consumer and business spending and could continue to do so. In addition, these measures adversely impacted and may further impact our ability, or the cost and expense incurred by us, to attract, retain, and develop our workforce, or otherwise impact our operations and the operations or workforces of our customers, suppliers and business partners. Whiles these measures have largely eased, they may return in the future with variants, which would adversely affect our business, results of operations and financial condition.
The spread of the coronavirus previously caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and subject to variations in infection levels in various jurisdictions, we may take renewed or further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. While vaccines are currently being administered around the world, vaccine availability, the distribution of vaccines, efficacy to new strains of the virus and the public's willingness to get vaccinated or receive booster doses could limit their impact. We continue to manage the business as appropriate in order to preserve our financial flexibility during this challenging time. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
In addition, any ongoing impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, inflation and increasing commodity prices, including fuel prices, interest rates and the ongoing impact of the pandemic on the global supply chain. Even after the COVID-19 global pandemic subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
The extent to which the ongoing effects of COVID-19 impacts our business, results of operations and financial condition will depend on numerous factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the transmissibility and severity of new variants of the virus, the duration and spread of any outbreak, its severity, the actions to contain the virus or treat its impact through vaccines or otherwise, and how quickly and to what extent normal economic and operating conditions resume. In addition, we may continue to experience materially adverse impacts to our business as a result of the continued global economic impact from COVID-19, including any recession that has occurred or may occur in the future.
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
Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions, inflation, rising interest rates, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, rising energy prices, or a slowdown of global trade, and reduced consumer, small business, government, and corporate spending, have a direct impact on the demand for fuel, business-related products and services, or payment card services in general. A substantial portion of our revenue is based on the volume of payment card transactions by our customers. Accordingly, our operating results could be adversely impacted by such events or trends that negatively impact the demand for fuel, business-related products and services, or payment card services in general.
For example, our transaction volume is generally correlated with general economic conditions and levels of spending, particularly in the U.S., Europe, Latin America, Russia, Australia and New Zealand, and the related amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business-related products and services by our customers. Similarly, prolonged adverse weather events, travel bans due to medical quarantine (such as the recent responses to the COVID-19 pandemic) or in response to natural catastrophes, especially those that impact regions in which we process a large number and amount of payment transactions, could adversely affect our transaction volumes. Likewise, recent political, investor and industry focus on greenhouse gas emissions and climate change issues may adversely affect the volume of transactions or business operations of the oil companies, merchants and truck stop owners with whom we maintain strategic relationships, which could adversely impact our business. Further, we may not be able to successfully execute our EV strategy, which could further adversely impact our business.
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
We are subject to the credit risk of our customers which range in size from small sole proprietorships to large publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit-worthy or are fraudulently completed. Changes in our industry, customer demand, and, in relation to our Fuel customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment (including economic weakness caused by large-scale crises like the COVID-19 pandemic), we may experience increased customer defaults and preference claims by bankrupt customers. Additionally, the counterparties to the derivative financial instruments that we use in our international payments provider business to reduce our exposure to various market risks, including changes in foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This risk includes the exposure generated when we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us, we may be exposed to the value of an offsetting position with such counterparties for the derivatives or may bear financial risk for those receivables where we have offered trade credit. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition. For the years ended December 31, 2022 and 2021, our bad debt expense, inclusive of fraud losses, was $131.1 million and $37.9 million, or 7 bps and 3 bps of total billings, respectively.
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
Our card solutions include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represented 5% of our consolidated revenue for the year ended December 31, 2022. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods such as cash or house accounts. Furthermore, regulators and Congress have scrutinized the electronic payments industry’s pricing, charges and other practices related to its customers. Any restrictions on our ability to price our products and services could materially and adversely affect our revenue.
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
Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources than we do. In addition, our larger competitors may also have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. Many of our competitors provide additional and unrelated products and services to customers, such as treasury management, commercial lending and credit card processing, which allow them to bundle their products and services together and present them to existing customers with whom they have established relationships, sometimes at a discount. If price competition continues to intensify, we may have to increase the incentives that we offer to our customers, decrease the prices of our solutions or lose customers, each of which could adversely affect our operating results. In Fuel solutions, major oil companies, petroleum marketers and large financial institutions may choose to integrate fuel card services as a complement to their existing or complementary card products and services to adapt more quickly to new or emerging technologies, such as EVs, and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.
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
The payments technology industry in which we compete is characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, mobile payment applications, e-commerce services and other new offerings emerging in the payments technology industry, including particularly with respect to EVs. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payments technology markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete.
A decline in retail fuel prices or contraction in fuel price spreads could adversely affect our revenue and operating results.
We believe during the year ended December 31, 2022, approximately 13% of our consolidated revenue was directly influenced by the absolute price of fuel. Approximately 6% of our consolidated revenue during the year ended December 31, 2022 was derived from transactions where our revenue is tied to fuel price spreads. When our fleet customers purchase fuel, certain arrangements in our Fuel solutions generate revenue as a percentage of the fuel transaction purchase amount and other arrangements generate revenue based on fuel price spreads. The fuel price that we charge to any Fuel customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. The significant volatility in fuel prices can impact these revenues by lowering total fuel transaction purchase amounts and tightening fuel price spreads. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our Fuel customers, or the fuel price we charge to our Fuel customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The volatility is due to many factors outside our control, including new oil production or production slowdowns, supply and demand for oil and gas and market expectations of future supply and demand, political conditions, actions by OPEC and other major oil producing countries, speculative trading, government regulation, weather and general economic conditions. When such volatility leads to a decline in retail fuel prices or a contraction of fuel price spreads, our revenue and operating results could be adversely affected.
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
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2022, approximately 39% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Canadian dollar, Russian ruble, Mexican peso, Czech koruna, euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. In addition, a majority of the revenue from our international payments provider business is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. This solution also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us.
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
In addition, from time to time, we may divest businesses, for, among other things, alignment with our strategic objectives. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability and margins. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability. Our divestiture activities may present financial, managerial and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our business, financial condition, and results of operations.

Our business in foreign countries may be adversely affected by operational and political risks that are greater than in the U.S.
We have foreign operations in, or provide services for customers in more than 165 countries throughout North America, South America, Europe, Africa, Oceania and Asia. We also expect to seek to expand our operations into various additional countries in Asia, Europe and Latin America as part of our growth strategy.
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
The current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Although the extent, duration, severity and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions. The escalation or continuation of this conflict presents heightened risks and has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, increased operating costs (including fuel and other input costs), the frequency and volume of failures to settle securities transactions, inflation, potential for increased volatility in commodity, currency and other financial markets, safety risks, and restrictions on the transfer of funds to and from Russia. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of the conflict, which could damage our brand image or corporate reputation. The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the extent, severity, duration and outcome of the conflict. We are actively monitoring the situation and assessing its impact on our business, analyzing options as they develop, pursuing the potential disposition of our Russian operations, and refining crisis response materials designed to mitigate the impact of disruptions to our business. Subject to ongoing negotiations, we currently expect to complete the disposition of the Russia business in the second or third quarter of 2023.
In response to the Russian invasion of Ukraine, the U.S., the European Union, the U.K. and other governments have imposed sanctions and other restrictive measures. Such sanctions, and other measures, as well as countersanctions or other responses from Russia or other countries have adversely affected, and will adversely affect, the global economy and financial markets and could adversely affect our business, financial condition and results of operations or otherwise aggravate the other risk factors that we identify herein. We cannot predict the scope of future developments in sanctions, punitive actions or macroeconomic factors arising from the conflict. These measures are complex and still evolving. Our efforts to comply with such measures may be costly and time consuming and will divert the attention of management. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil or criminal proceedings, sanctions, and other liabilities, which may have a material and adverse effect on our operations, financial condition, and results of operations. In light of all of these events, we have developed and are continuing to refine our business continuity plan and crisis response materials to mitigate the impact of disruptions to our business, but it is unclear if our plan will successfully mitigate all potential disruptions. If our business continuity plan fails to mitigate some or all disruptions, it could have a material and adverse effect on our business, financial condition, and results of operations.
Our business in Russia accounted for approximately 3.3% and 2.8% of our consolidated net revenues and 7.2% and 5.0% of our net income for the years ended December 31, 2022 and 2021, respectively. Our assets in Russia were approximately 3.2% and

2.4% of our consolidated assets at December 31, 2022 and 2021, respectively. The net book value of our assets in Russia at December 31, 2022 was approximately $226.1 million of which $215.8 million is restricted cash. As described in Note 4 to our consolidated financial statements, we currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.
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
In addition, certain of our subsidiaries are subject to regulation under the BSA by FinCEN and must comply with applicable AML requirements, including implementation of an effective AML program. Our business in Canada is also subject to the PCMLTFA, which is a corollary to the BSA. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
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
Rules adopted under the Dodd-Frank Act by the CFTC, provisions of the European Market Infrastructure Regulation and its technical standards, as well as derivative reporting in Canada and the U.S., have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of our Cross-Border solutions to reporting, record keeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the U.S., U.K., and European Union or other jurisdictions.
Our compliance with these requirements has resulted, and may continue to result, in additional costs to our business and may impact our international payments provider business operations. Furthermore, our failure to comply with these requirements could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the U.S., U.K., and European Union, such as under the Dodd-Frank Act and the Markets in Financial Instruments Directive (MiFID II) are continuing to evolve and changes to such regimes, our designation under such regimes, our associated costs for entering into derivatives transactions or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the U.S., U.K., and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these may result in greater costs to us as well.
In September 2022, the sixth and final phase of the Uncleared Margin Rules (UMR) in the U.S. and EU took effect. In light of this development, banks and other non-bank financial institutions are subject to additional regulatory requirements associated with trading non-centrally cleared OTC derivatives with any counterparty that has $8 billion or more in total derivatives within its portfolio. Non-centrally cleared OTC derivatives can have certain advantages over exchange-traded and centrally cleared derivatives. Some derivative types are only available to be traded as non-centrally cleared OTC. In other cases, exchange-traded equivalents are less liquid or less cost-effective in gaining or hedging certain market exposures. Further, OTC derivatives offer investors more flexibility in structure because, unlike the standardized cleared products, they can be tailored or customized to fit specific needs or investment goals. In order to best meet a client’s risk management objectives, our Cross-Border solution would like to preserve the ability to continue trading these types of OTC derivatives when possible. The most broadly used OTC derivative at Cross-Border Solutions are FX forwards, the most common financial tool used in the marketplace to hedge currency. Although the business is presently exempt from posting Initial Margin due to an exemption per counterparty, we will need to carefully monitor and manage initial and variation margin requirements. In cases where the currency market experiences significant disruption, our clients may take longer to post variation margin or collateral than what is required of our Cross-Border division related to its own interbank counterparties, resulting in transitory periods of elevated liquidity risk.
Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Derivative transactions may also involve the risk that documentation has not been properly executed, that executed agreements may not be enforceable against the counterparty, or that obligations under such agreements may not be able to be “netted” against other obligations with such counterparty. In addition, counterparties may claim that such transactions were not appropriate or authorized.
Derivative contracts and other transactions entered into with third parties often don’t require performance until a future date, which can be months away, and are not always settled on a timely basis. While the transaction remains open there is always the chance of non-performance, especially is market movements make the contract less attractive, so we are subject to heightened credit and operational risk and in the event of a default. In addition, as new complex derivative products are created, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of OTC derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and to hedge our own risks, and could adversely affect our profitability and increase our credit exposure to such platform.
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
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’ and merchants’ operations, and therefore ours. See “Our fleet card business is dependent on several key strategic relationships, the loss of which could adversely affect our operating results.” and “If we are unable to maintain and expand our merchant relationships, our closed loop fleet card and lodging card businesses may be adversely affected.” Because our business depends on the level of activity in the oil industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for fuel. Further, we may not be able to successfully execute our EV strategy, which could further adversely affect our business.
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
As we continue to expand our business internationally, we may continue to expand into certain foreign countries, particularly those with developing economies, where companies often engage in business practices that are prohibited by U.S., U.K. and other foreign regulations, including the FCPA, the U.K. Bribery Act, Canada’s PCMLTFA, and Australia’s AML/CTF Act. These laws and regulations generally prohibit our employees, consultants and agents from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We have implemented policies to discourage such practices; however, there can be no assurances that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate these laws may be customary, will not take actions in violation of our policies for which we may be ultimately responsible.
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
At December 31, 2022, we had approximately $7.1 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:
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
•we may be more vulnerable than our less leveraged competitors to the impact of economic downturns and adverse developments in the industry in which we operate; and
•we are exposed to the risk of increased interest rates because our borrowings are generally subject to variable or floating rates of interest.

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
Our term loan B bears interest at a variable rate based on LIBOR. We have entered into hedging instruments to manage a portion of our exposure to fluctuations in the LIBOR benchmark interest rate, the last of which expires in December 2023. Effective January 1, 2022, the publication of LIBOR on a representative basis ceased for the one-week and two-month USD LIBOR settings and all sterling, yen, euros, and Swiss franc LIBOR settings. All other remaining USD LIBOR settings will cease July 1, 2023. In connection with the sunset of certain LIBOR reference rates occurring at the end of 2021, we have amended the Credit Agreement to provide for a transition from LIBOR to the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326% for sterling borrowings, the Euro Interbank Offered Rate (“EURIBOR”) for euro borrowings, and the Tokyo Interbank Offer Rate (“TIBOR”) for yen borrowings. In addition, the Company transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% for USD borrowings under the Securitization Facility, revolving credit facility and the term loan A. We continue to monitor developments related to the upcoming transition from USD LIBOR to an alternative benchmark reference rate after June 30, 2023. A failure to properly transition away from USD LIBOR could adversely affect the Company’s borrowing costs or expose the Company to various financial, operational and regulatory risks, which could affect the Company’s results of operations and cash flows.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial results.
Our balance sheet includes goodwill and intangible assets that represent approximately 52% of our total assets at December 31, 2022. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, which may increase in the future in connection with new acquisitions. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite-lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite-lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings, which could materially negatively affect our operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved written comments regarding our periodic or current reports from the staff of the SEC.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Atlanta, Georgia where we lease approximately 46,500 square feet of office space. In addition to our corporate headquarters, we have major operations located in Brentwood, Tennessee; Covington, Louisiana; Louisville, Kentucky; Lexington, Kentucky; and Peachtree Corners, Georgia. Our largest offices internationally are located in São Paulo, Brazil; Prague, Czech Republic; and Mexico City, Mexico. We lease all of the real property used in our business, except for our headquarters in Mexico City, which we own.

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia ("Federal Derivative Action") seeking recovery from the Company. The District Court dismissed the Federal Derivative Action on October 21, 2020, and the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal on July 27, 2022, ending the lawsuit. A similar derivative lawsuit that had been filed on January 9, 2019 in the Superior Court of Gwinnett County, Georgia (“State Derivative Action”) was likewise dismissed on October 31, 2022.
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of Gwinnett County, Georgia. The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects, and making improper sales of stock. The complaint seeks approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices, and disgorgement of incentive pay and stock compensation. On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, against Mr. Clarke and Mr. Dey in Gwinnett County, Georgia. The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. Following mediation, both parties have filed proposed orders with the Court. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where, as here, the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the ticker FLT. As of December 31, 2022, there were 426 holders of record of our common stock.
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
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion, and on October 25, 2022, the Board increased the aggregate size of the Program again by $1.0 billion to $7.1 billion. Since the beginning of the Program through December 31, 2022, 26,280,908 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. There were 6,212,410 common shares totaling $1.4 billion in 2022; 5,451,556 common shares totaling $1.4 billion in 2021 and 3,497,285 common shares totaling $940.8 million in 2020; repurchased under the Program.
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
The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2022 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2022 through October 31, 2022	46	$169.52	25,699,597	$1,355,261
November 1, 2022 through November 30, 2022	581,311	$188.45	26,280,908	$1,245,714
December 1, 2022 through December 31, 2022	—	$—	26,280,908	$1,245,714

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 29, 2017, at the closing price ($192.43) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced Services and (iii) S&P 500.

$250.00
$200.00
$150.00
$100.00
$50.00
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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
The following discussion and analysis of our financial condition and results of operations generally discusses 2022 and 2021 items, with year-over-year comparisons between these two years. A detailed discussion of 2021 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Overview
FLEETCOR is a leading global business payments company that helps businesses spend less by enabling them to better manage their expense-related purchasing and vendor payments processes. FLEETCOR’s smarter payment and spend management solutions are delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide businesses with a better way to pay. FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
Businesses spend an estimated $135 trillion each year with other businesses. In many instances, they lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers powerful insights, which managers can use to better run their businesses. Our wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often use such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
Impact of COVID-19 on Our Business
The novel strain of coronavirus (including variants thereof, "COVID-19") negatively impacted our results of operations and liquidity and various aspects of the world economy and our customers, suppliers and vendors. The extent to which the COVID-19 pandemic continues to impact our business operations, financial results, and liquidity through the remainder of 2023 will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the continued duration and scope of the pandemic and the geographies most affected; the transmissibility and severity of new variants of the virus; vaccine availability globally, distribution, efficacy to new strains of the virus, the effectiveness of vaccines and treatments over the long term and against new variants, and the public's willingness to get vaccinated, potential disruptions impacting our suppliers and vendors resulting, directly or indirectly, from new outbreaks of COVID-19, vaccine mandates and/or vaccine hesitancy; the negative impact the COVID-19 pandemic has on global and regional economies and general economic activity, including the duration and magnitude of its impact on unemployment rates and business spending levels; its short- and longer-term impact on the levels of consumer confidence; the effectiveness of actions that governments, businesses and individuals, including FLEETCOR, take in response to the pandemic; the inflationary impact of actions taken in connection with government and business responses to the COVID-19 pandemic; and how quickly economies recover after any new or continuing outbreak of COVID-19 subsides.
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
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the extent, severity, duration and outcome of the conflict. We are actively monitoring the situation and assessing its impact on our business, analyzing options as they develop, pursuing the potential disposition of our Russian operations, and refining crisis response materials designed to mitigate the impact of disruptions to our business. Subject to ongoing negotiations, we currently expect to complete the disposition of the Russia business in the second or third quarter of 2023. There can be no assurance that our plan will successfully mitigate all disruptions. To date we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations. The extent, severity, duration and outcome of the military conflict, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described herein.
Our business in Russia accounted for approximately 3.3% and 2.8% of our consolidated net revenues and 7.2% and 5.0% of our net income for the years ended December 31, 2022 and 2021, respectively. Our assets in Russia were approximately 3.2% and 2.4% of our consolidated assets at December 31, 2022 and 2021, respectively. The net book value of our assets in Russia at December 31, 2022 was approximately $226.1 million of which $215.8 million is restricted cash. As described in Note 4 to our consolidated financial statements, we currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.
Performance
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2022 and 2021 (in millions, except per share amounts).

	Year Ended December 31,
	2022	2021
Revenues, net	$3,427	$2,834
Net income	$954	$839
Net income per diluted share	$12.42	$9.99
Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the years ended December 31, 2022 and 2021 (in millions, except per share amounts).

	Year Ended December 31,
	2022	2021
Adjusted net income	$1,237	$1,110
Adjusted net income per diluted share	$16.10	$13.21
Adjusted net income and adjusted net income per diluted share are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We use adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis.
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 165 countries around the world today, although we operate primarily in three geographies, with approximately 85% of our business in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as individual consumers.
In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, the Company updated its segment structure. The presentation of segment information has been recast for the prior years to align with this segment presentation for 2022. We manage and report our operating results through the following reportable segments, Fleet, Corporate Payments, Lodging, Brazil and Other, which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

To help facilitate an understanding of our expansive range of solutions around the world, we describe them in two solution-driven categories: Vehicle and Mobility solutions and Corporate Payments solutions. Our Vehicle and Mobility solutions are purpose-built to enable our business and consumer customers to pay for vehicle and mobility-related expenses, while providing greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our Vehicle and Mobility solutions include fuel, lodging, tolls and other complementary products. Our Corporate Payments solutions simplify and automate vendor payments and are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage B2B payment processing more efficiently with our suite of corporate payment solutions, including AP automation, virtual cards, cross-border, and purchasing and T&E cards. We provide other payments solutions that are not considered within our Vehicle and Mobility and Corporate Payments solutions, including gift and payroll card.
Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue". See “Results of Operations” for additional segment information.
Revenues, net, by Segment. For the years ended December 31, 2022 and 2021, our segments generated the following revenues, net (in millions):

	Year Ended December 31,
	2022		2021
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fleet	$1,504.9	44%	$1,320.1	47%
Corporate Payments	772.4	23%	600.0	21%
Lodging	456.5	13%	309.6	11%
Brazil	442.2	13%	368.1	13%
Other	251.0	7%	235.9	8%
Consolidated revenues, net	$3,427.1	100%	$2,833.7	100%
*Columns may not calculate due to rounding. Other includes our Gift and Payroll card businesses.
Revenues, net, by Geography and Solution. Revenues, net by geography and solution category for the years ended December 31, 2022 and 2021, were as follows (in millions):

	Year Ended December 31,
	2022		2021
Revenues by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$2,093.9	61%	$1,785.2	63%
Brazil	442.2	13%	368.1	13%
United Kingdom	363.3	11%	321.8	11%
Other	527.7	15%	358.6	13%
Consolidated revenues, net	$3,427.1	100%	$2,833.7	100%
*Columns may not calculate due to rounding.

	Year Ended December 31,
	2022		2021
Revenues by Solution Category*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
Fuel	$1,378.3	40%	$1,180.1	42%
Corporate Payments	772.4	23%	600.0	21%
Tolls	362.2	11%	306.0	11%
Lodging	456.5	13%	309.6	11%
Gift	194.5	6%	179.5	6%
Other	263.2	8%	258.5	9%
Consolidated revenues, net	$3,427.1	100%	$2,833.7	100%
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

The following table presents revenue per key performance metric by solution for the years ended December 31, 2022 and 2021 (in millions except revenues, net per key performance indicator).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Year Ended December 31,				Year Ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
FUEL
'- Revenues, net	$1,378	$1,180	$198	17%	$1,261	$1,182	$79	7%
'- Transactions	471	463	9	2%	471	469	3	1%
'- Revenues, net per transaction	$2.92	$2.55	$0.38	15%	$2.68	$2.52	$0.16	6%
CORPORATE PAYMENTS
'- Revenues, net	$772	$600	$172	29%	$796	$664	$132	20%
'- Spend volume	$116,866	$92,368	$24,499	27%	$116,866	$104,046	$12,821	12%
'- Revenues, net per spend $	0.66%	0.65%	0.01%	2%	0.68%	0.64%	0.04%	7%
TOLLS
- Revenues, net	$362	$306	$56	18%	$346	$306	$40	13%
- Tags	6.2	5.9	0.3	5%	6.2	5.9	0.3	5%
- Revenues, net per tag	$58.41	$51.59	$6.82	13%	$55.85	$51.59	$4.26	8%
LODGING
'- Revenues, net	$457	$310	$147	47%	$458	$365	$93	26%
'- Room nights	37	29	8	28%	37	33	4	12%
'- Revenues, net per room night	$12.24	$10.63	$1.62	15%	$12.29	$10.99	$1.30	12%
GIFT
'- Revenues, net	$195	$179	$15	8%	$199	$179	$19	11%
'- Transactions	1,193	1,187	6	1%	1,193	1,187	6	1%
'- Revenues, net per transaction	$0.16	$0.15	$0.01	8%	$0.17	$0.15	$0.02	10%
OTHER[1]
'- Revenues, net	$263	$259	$5	2%	$271	$259	$12	5%
'- Transactions	42	37	5	14%	42	37	5	14%
'- Revenues, net per transaction	$6.34	$7.07	$(0.73)	(10)%	$6.52	$7.07	$(0.54)	(8)%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$3,427	$2,834	$593	21%	$3,332	$2,956	$376	13%

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
•Other expense (income), net—Our other expense (income), net includes gains or losses from the following: sales of assets, foreign currency transactions, extinguishment of debt, and investments. This category also includes other miscellaneous non-operating costs and revenue. Certain of these items may be presented separately on the Consolidated Statements of Income.
•Interest expense, net—Our interest expense, net includes interest expense on our outstanding debt, interest income on operating cash balances and interest on our interest rate swaps.
•Provision for income taxes—Our provision for income taxes consists of corporate income taxes related primarily to profits resulting from the sale of our products and services on a global basis.
Factors and Trends Impacting our Business
We believe that the following factors and trends are important in understanding our financial performance:
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, and internationally, including the current conflict between Russia and Ukraine, as discussed elsewhere in this Annual Report on Form 10-K, and the ultimate impact of the COVID-19 pandemic. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 61%, and 63% of our revenue in 2022 and 2021, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign risk management business aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 13% and 12% of revenues, net were directly impacted by changes in fuel price in 2022 and 2021, respectively.
•Fuel price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 6% and 5% of revenues, net were directly impacted by fuel price spreads in 2022 and 2021, respectively.
•Acquisitions—Since 2002, we have completed over 95 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions. The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.
•Interest rates—From January 1, 2022 to February 13, 2023, the U.S. Federal Open Market Committee has increased the target federal funds rate eight times for a total rate increase of 4.50%. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our cash investments and debt, particularly in rising interest rate environments. On January 22, 2019, we entered into three interest rate swap contracts. One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts each have a notional value of $500 million. One of the remaining contracts matured on January 31, 2023 and the other will mature on December 19, 2023. The objective of these swap contracts was to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in the LIBOR and/or SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR and/or SOFR. On January 30, 2023, we entered into five new interest rate swap contracts totaling $1.5 billion. The objective of these contracts is to eliminate the variability of cash flows in interest payments associated with $1.5 billion of unspecified variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month term SOFR.
In February 2023, to further manage the impact of the current interest rate environment, we entered into a cross-currency interest rate swap on $500 million of notional value of investments in various euro-functional subsidiaries. This swap matures in February 2024.
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
•Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in most non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Acquisitions and Investments
2023
•In January 2023, we acquired Global Reach, a U.K.-based cross border payments provider for an immaterial amount.
•In February 2023, we acquired a European-based vehicle maintenance provider and a cloud-based EV charging software platform for an immaterial amount.
2022
•On November 1, 2022, we completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets for approximately $56.8 million.
•In September 2022, we made an investment of $6.1 million in a U.K.-based EV search and pay mapping service.
•On September 6, 2022, we completed the acquisition of Plugsurfing, a European EV software and network provider, for $75.8 million.
•On August 3, 2022, we completed the acquisition of Accrualify, an AP automation software company, for $41.2 million.
•On March 1, 2022, we completed the acquisition of Levarti, a U.S.-based airline software platform company, for $23.7 million.
•In February 2022, we made an investment of $7.8 million in an EV charging payments business and $5.0 million in an EV data analytics business.

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
Results from our ALE, Levarti and Roomex acquisitions are included in our Lodging segment, and results from our Accrualify, AFEX and Roger acquisitions are reported in our Corporate Payments segment, from the dates of acquisition. Results from our Plugsurfing and Russian acquisitions are reported in our Fleet segment from the dates of acquisition.

Results of Operations
Year ended December 31, 2022 compared to the year ended December 31, 2021
The following table sets forth selected consolidated statements of income for the years ended December 31, 2022 and 2021 (in millions, except percentages)*.

	Year Ended December 31, 2022	% of Total Revenue	Year Ended December 31, 2021	% of Total Revenue	Increase (Decrease)	% Change
Revenues, net:
Fleet	$1,504.9	43.9%	$1,320.1	46.6%	$184.8	14.0%
Corporate Payments	772.4	22.5%	600.0	21.2%	172.4	28.7%
Lodging	456.5	13.3%	309.6	10.9%	146.9	47.4%
Brazil	442.2	12.9%	368.1	13.0%	74.2	20.1%
Other	251.0	7.3%	235.9	8.3%	15.1	6.4%
Total revenues, net	3,427.1	100.0%	2,833.7	100.0%	593.4	20.9%
Consolidated operating expenses:
Processing	764.7	22.3%	559.8	19.8%	204.9	36.6%
Selling	309.1	9.0%	262.1	9.2%	47.0	17.9%
General and administrative	584.1	17.0%	485.8	17.1%	98.3	20.2%
Depreciation and amortization	322.3	9.4%	284.2	10.0%	38.1	13.4%
Other operating, net	0.3	—%	(0.8)	—%	1.1	NM
Operating income	1,446.6	42.2%	1,242.6	43.8%	204.1	16.4%
Investment loss	1.4	—%	—	—%	1.4	NM
Other expense, net	3.0	0.1%	3.9	0.1%	0.9	NM
Interest expense, net	164.7	4.8%	113.7	4.0%	51.0	44.8%
Loss on extinguishment of debt	1.9	0.1%	16.2	0.6%	(14.3)	NM
Provision for income taxes	321.3	9.4%	269.3	9.5%	52.0	19.3%
Net income	$954.3	27.8%	$839.5	29.6%	$114.8	13.7%
Operating income by segments:
Fleet	$728.0		$670.3		$57.7	8.6%
Corporate Payments	255.4		197.6		57.8	29.3%
Lodging	218.6		149.0		69.7	46.8%
Brazil	174.7		154.3		20.4	13.2%
Other	69.9		71.5		(1.5)	(2.1)%
Operating income	$1,446.6		$1,242.6		$204.1	16.4%
*The sum of the columns and rows may not calculate due to rounding.
NM - not meaningful
Consolidated revenues, net
Our consolidated revenues were $3,427.1 million in 2022, an increase of 20.9% compared to the prior year. Consolidated revenues increased primarily due to organic growth of 13% driven by increases in transaction volumes, the impact of acquisitions completed in 2021 and 2022 of approximately $121.8 million and the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we estimate it had a positive impact on our consolidated revenue for 2022 over 2021 of approximately $96 million, driven primarily by the favorable impact of fuel prices of approximately $99 million and favorable fuel price spreads of approximately $43 million. These increases were partially offset by unfavorable foreign exchange rates of approximately $47 million, mostly in our U.K. and European businesses.

Consolidated operating income
Operating income was $1,446.6 million in 2022, an increase of 16.4% compared to the prior year. The increase in operating income was primarily due to organic growth driven by increases in transaction volume, acquisitions completed in 2022 and 2021, the favorable impact of fuel prices of $99 million and favorable fuel price spreads of approximately $43 million. The increase in operating income was partially offset by additional bad debt of approximately $92 million, stock compensation of $41 million and unfavorable movements in the foreign exchange rates of $24 million.
Consolidated operating expenses
Processing. Processing expenses were $764.7 million in 2022, an increase of 36.6% compared to the prior year. Increases were primarily due to higher variable expenses driven by larger transaction volumes, incremental credit losses of approximately $92 million and approximately $39 million of expenses related to acquisitions completed in 2021 and 2022. Bad debt expense has increased as customer spend increased due to higher fuel prices and new sales, which generally tend to have a higher loss rate, and higher losses among micro-SMB (small-medium business) customers who are feeling the brunt of negative economic conditions.
Selling. Selling expenses were $309.1 million in 2022, an increase of 17.9% compared to the prior year. Increases in selling expenses were primarily associated with higher marketing and other variable costs due to increased sales volumes in 2022 and approximately $16 million of expenses related to acquisitions completed in 2021 and 2022.
General and administrative. General and administrative expenses were $584.1 million in 2022, an increase of 20.2% compared to the prior year. The increases were primarily due to increased stock based compensation expense of $41 million, the impact of acquisitions completed in 2021 and 2022 of approximately $30 million, and various other increases associated with the growth of our business over the comparable prior period.
Depreciation and amortization. Depreciation and amortization expenses were $322.3 million in 2022, an increase of 13.4%. The increase was primarily due to expenses related to acquisitions completed in 2021 and 2022 of approximately $24 million.
Interest expense, net. Interest expense was $164.7 million in 2022, an increase of 44.8% compared to the prior year. The increase in interest expense is primarily due to rising interest rates on increased borrowings, partially offset by the benefit of interest earned on higher operating cash balances. The following table sets forth the weighted average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

(Unaudited)	2022	2021
Term loan A	3.22%	1.60%
Term loan B	3.46%	1.85%
Revolving line of credit A & B (USD)	3.50%	1.60%
Revolving line of credit B (GBP)	—%	1.52%
Foreign swing line (GBP)	2.06%	1.54%
On January 22, 2019, we entered into three interest rate swap cash flow contracts. The objective of these interest rate swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2 billion of unspecified variable rate debt, tied to the one month LIBOR benchmark interest rate. During 2022, as a result of these swap contracts, we incurred additional interest expense of $10.6 million or 0.97% over the average LIBOR rates on $2 billion of borrowings from January 1, 2022 to January 31, 2022 and $1 billion of borrowings from January 31, 2022 through December 31, 2022. In January 2022 and 2023, $1.0 billion and $500 million, respectively, of our interest rate swaps matured.
Provision for income taxes. The provision for income taxes and effective tax rate were $321.3 million and 25.2% in 2022, an increase of $52.0 million and 0.9%, respectively, compared to the prior year. The increase in the provision for income taxes was driven primarily by an increase in pre-tax earnings, less excess tax benefit on stock option exercises, and higher rates paid on certain foreign earnings compared to prior year. The increases were partially offset by the impact of a COVID-related tax benefit in Brazil realized during the fourth quarter of 2022, resulting in a $14 million tax benefit, which lowered our 2022 rate by 1.1%, and the determination that certain foreign income was permanently invested during the second quarter of 2022, resulting in a $9 million tax benefit that lowered our 2022 effective tax rate by 0.7%.
Net income. For the reasons discussed above, our net income was $954.3 million in 2022, an increase of 13.7% compared to the prior year.
Segment Results
Fleet
Fleet revenues were $1,504.9 million in 2022, an increase of 14.0% compared to the prior year. Fleet operating income was $728.0 million in 2022, an increase of 8.6% compared to the prior year. Fleet revenues and operating income increased primarily due to organic growth driven by increases in transaction volumes and new sales growth, as well as the positive impact of the macroeconomic environment, partially offset by incremental bad debt of $61 million.

Although we cannot precisely measure the impact of the macroeconomic environment, in total we estimate it had a positive impact on our Fleet revenues and operating income in 2022 over the comparable prior year of approximately $106 million and $120 million, respectively. This impact was driven primarily by the favorable impact of fuel prices of approximately $97 million and favorable fuel spread margins of approximately $43 million. These increases were partially offset by unfavorable changes in foreign exchange rates on revenues and operating income of $35 million and $21 million, respectively, mostly in our U.K. and European businesses.
Corporate Payments
Corporate Payments revenues were $772.4 million in 2022, an increase of 28.7% compared to the prior year. Corporate Payments operating income was $255.4 million in 2022, an increase of 29.3% compared to the prior year. Corporate Payments revenues and operating income increased primarily due to organic growth, with strong new sales in our AP and cross-border solutions, higher spend volume, as well as the impact of the AFEX acquisition, which were partially offset by the unfavorable impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we estimate it had a negative impact on our Corporate Payments revenues and operating income in 2022 over the comparable prior year of approximately $24 million and $7 million, respectively, driven primarily by the unfavorable impact of foreign exchange rates.
Lodging
Lodging revenues were $456.5 million in 2022, an increase of 47.4% compared to the prior year. Lodging operating income was $218.6 million in 2022, an increase of 46.8% compared to the prior year. Lodging revenues and operating income increased primarily due to increases in transaction volume driving organic growth, as well as the impact of the ALE and Levarti acquisitions. Organic growth was driven by higher new sales and volumes in our workforce lodging product and continued recovery from the impact of COVID-19 of our airline product, producing increased domestic travel volumes.
Brazil
Brazil revenues were $442.2 million in 2022, an increase of 20.1% compared to the prior year. Brazil operating income was $174.7 million in 2022, an increase of 13.2% compared to the prior year. Brazil revenues and operating income increased primarily due to organic growth driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products. Brazil revenues and operating income were also impacted by favorable changes in foreign exchange rates of approximately $19 million and $8 million, respectively, over the prior year.
Other
Other revenues were $251.0 million in 2022, an increase of 6.4% compared to the prior year. Other operating income was $69.9 million in 2022, a decrease of 2.1% compared to the prior year. Other revenues increased primarily due to organic growth driven by increases in transaction volumes and early retail ordering of gift cards, as retailers seek to ensure adequate card stock in advance of holiday season. Other operating income remained relatively the same year over year.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future, based on our current assumptions. At December 31, 2022, we had approximately $2.0 billion in total liquidity, consisting of approximately $0.6 billion available under our Credit Facility (defined below) and unrestricted cash of $1.4 billion. Restricted cash primarily represents customer deposits in our corporate payments businesses in the U.S., as well as certain types of cash collateral received from customers for derivative transactions in our cross-border risk management business. Cross-border deposits are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions. Cash collateral posted with financial institution counterparties is also reported in restricted cash. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have classified all cash held at our Russian businesses of $215.8 million as restricted cash as of December 31, 2022.
We also utilize an accounts receivable Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in the U.S. We also consider the undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2022, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
We cannot predict how and the extent to which the conflict between Russia and Ukraine will affect our customers, supply chain, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of cash flows, assets or impairment charges. The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the conflict. We are actively monitoring the situation and assessing its impact on our business, analyzing options as they develop, pursuing the potential disposition of our Russian operations, and refining crisis response materials designed to mitigate the impact of disruptions to our business. Subject to ongoing negotiations, we currently expect to complete the disposition of the Russia business in the second or third quarter of 2023.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities	$754.8	$1,197.1
Net cash used in investing activities	$(368.3)	$(715.9)
Net cash (used in) provided by financing activities	$(311.2)	$343.9
Operating activities. Net cash provided by operating activities was $754.8 million in 2022, a decrease from $1,197.1 million in 2021. The decrease in operating cash flows was primarily due to unfavorable movement in working capital resulting mostly from the increase in fuel prices and volumes, as well as the timing of cash receipts and payments around year-end in 2022 versus 2021.
Investing activities. Net cash used in investing activities was $368.3 million in 2022, a decrease from $715.9 million in 2021. The decreased use of cash was primarily due to smaller acquisitions completed in 2022, partially offset by an increased investment in technology of $40 million in 2022 over 2021.
Financing activities. Net cash used in financing activities was $311.2 million in 2022, compared to net cash provided by financing activities of $343.9 million in 2021. This change of $655 million was primarily due to decreases in net borrowings on our credit facility and securitization facility of $386 million and $249 million, respectively, and increased repurchases of common stock of $49 million.
Capital spending summary
Our capital expenditures were $151.4 million in 2022, an increase of 35.8%, compared to the prior year due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $6.4 billion Credit Agreement (the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.5 billion, a term loan A facility in the amount of $3.0 billion and a term loan B facility in the amount of $1.9 billion as of December 31, 2022. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes.
On June 24, 2022, the Company entered into the twelfth amendment to the Credit Agreement. The amendment replaced the then-existing term loan A with the $3 billion term loan A described above and the then-existing revolving credit facility with the $1.5 billion revolving credit facility described above, resulting in net increases of $273 million and $215 million to the capacities of the term loan A and revolving credit facility, respectively. In addition, the amendment replaced LIBOR for USD borrowings with the SOFR plus a SOFR adjustment of 0.10% for the term loan A and the revolving Credit Facility and extended the maturity date. The maturity date for the new term loan A and revolving credit facilities A and B is June 24, 2027. The term loan B has a maturity date of April 30, 2028.
Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues as follows: For loans denominated in U.S. dollars, based on SOFR plus a SOFR adjustment of 0.10%, in British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%, in euros, based on the EURIBOR, or in Japanese yen, at the TIBOR plus a margin based on a leverage ratio, or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). Interest on the term loan B facility accrues based on the British Bankers Association LIBOR Rate

(the "Eurocurrency Rate") plus 1.75%. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility.
At December 31, 2022, the interest rate on the term loan A was 5.80%, the interest rate on the term loan B was 6.13% and the interest rate on the revolving A facility was 5.79%. There were no amounts outstanding under the revolving B facility at December 31, 2022. The unused credit facility fee was 0.25% for all revolving facilities at December 31, 2022.
The term loans are payable in quarterly installments due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the maturity of the facility. Borrowings on the domestic swing line of credit are due on demand, and borrowings on the foreign swing line of credit are due no later than twenty business days after such loan is made.
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
At December 31, 2022, we had $3.0 billion in borrowings outstanding on term loan A, net of discounts, $1.9 billion in borrowings outstanding on term loan B, net of discounts, and $0.9 billion in borrowings outstanding on the revolving credit facility. We have unamortized debt issuance costs of $4.6 million related to the revolving credit facility as of December 31, 2022 recorded in other assets within the Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $23.9 million related to the term loans as of December 31, 2022 recorded in notes payable and other obligations, net of current potion within the Consolidated Balance Sheets. As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was 3.41% during 2022.
During 2022, as a result of the amendment described above, we made principal payments of $2.8 billion on the term loans, and $6.5 billion on the revolving facilities.
As of December 31, 2022, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three interest rate swap contracts. One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts each have a notional value of $500 million. One of the remaining contracts matured on January 31, 2023 and the other will mature on December 19, 2023. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in the LIBOR and/or SOFR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR and/or SOFR. We reclassified approximately $11 million of gains from accumulated other comprehensive income into earnings during the year ended December 31, 2022 as a result of these hedging instruments.
During January 2023, we entered into five receive-variable, pay-fixed interest rate swap derivative contracts with U.S. dollar notional amounts as follows (in millions):

Notional Amount	Fixed Rates	Maturity Date
$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
The purpose of these contracts is to eliminate the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure.

Net Investment Hedge
In February 2023, we entered into a cross currency interest rate swap that we designate as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro denominated net investments. This contract also creates a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional.
Securitization Facility
We are a party to a $1.7 billion receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. There have been multiple amendments to the Securitization Facility in 2022. On March 23, 2022, we entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with SOFR plus a SOFR adjustment of 0.10%. On August 18, 2022, we entered into the eleventh amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.6 billion to $1.7 billion, reduced the program fee margin and extended the maturity of the Securitization Facility to August 18, 2025.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2022.
Stock Repurchase Program
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through stock repurchases. The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion, and on October 25, 2022, the Board increased the aggregate size of the Program again by $1.0 billion to $7.1 billion. Since the beginning of the Program through December 31, 2022, 26,280,908 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. There were 6,212,410 common shares totaling $1.4 billion in 2022; 5,451,556 common shares totaling $1.4 billion in 2021 and 3,497,285 common shares totaling $940.8 million in 2020; repurchased under the Program.
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
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of debt obligations and related interest payments, along with lease obligations. Refer to the Debt footnote on page 84 and Leases footnote on page 89 of this Form 10-K for more information.
Deferred income tax liabilities as of December 31, 2022 were approximately $527.5 million. Refer to Income Taxes footnote on page 87 of this Form 10-K for more information. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2022, we had approximately $60.7 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.
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
See the Summary of Significant Accounting Policies footnote on page 65 of this Form 10-K for additional information.
Revenue recognition and presentation. We provide payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Fuel, Corporate Payments, Tolls and Lodging, as well as Gift solutions (stored value cards and e-cards). We provide solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We also provide other payment solutions for fleet maintenance, employee benefits and long-haul transportation-related services.
Payment Services
Our primary performance obligation for the majority of our payment solutions (Corporate Payments, Fuel, Lodging, and Gift, among others) is to stand-ready to provide authorization and processing services (payment services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, we allocate and recognize variable consideration in the period we have the contractual right to invoice the customer. For the tolls payment solution, our primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access. In our cross-border payments business, a portion of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments.
Gift Card Products and Services
Our Gift solutions deliver both stored value cards and e-cards (cards), and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored value cards is recognized (gross of the underlying cost of the related card, recorded in processing expenses within the Consolidated Statements of Income) at the point in time when control passes to our customer, which is generally upon shipment.
Other
We account for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with Accounting Standards Codification (ASC) 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided. We cease billing and accruing for late fees and finance charges approximately 30 - 40 days after the customer’s balance becomes delinquent.
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
Refer to the Revenue footnote on page 71 of this Form 10-K for additional information.
Financial Instruments-Credit Losses. Our current expected credit loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. Our financial assets subject to credit losses are primarily trade receivables. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. Refer to the Financial Instruments-Credit Losses section in the Summary of Significant Accounting Policies footnote on page 63 of this Form 10-K for additional information.

Impairment of goodwill and indefinite-lived assets. We complete an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. We first perform a qualitative assessment of certain of our reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. We then perform the quantitative goodwill impairment test for the applicable reporting units by comparing the reporting unit’s carrying amount, including goodwill, to its fair value which is measured based upon, among other factors, a discounted cash flow analysis and, to a lesser extent, market multiples for comparable companies. Estimates critical to our evaluation of goodwill for impairment include forecasts for revenues, net, and earnings before interest, taxes, depreciation and amortization (EBITDA) growth, and long-term growth rates, as well as the discount rates. If the carrying amount of the reporting unit is greater than its fair value, a goodwill impairment loss is recognized.
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
Refer to the Impairment of long-lived assets, intangibles and investments section in the Summary of Significant Accounting Policies footnote on page 64 of this Form 10-K and the Goodwill and Other Intangible Assets footnote on page 82 of this Form 10-K for additional information.
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
We account for uncertainty in income taxes recognized in an entity’s financial statements and prescribe thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. We include any estimated interest and penalties on tax related matters in income tax expense. Refer to the Income Taxes footnote on page 87 of this Form 10-K for additional information.
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

While we use our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in our Consolidated Statements of Income. We also estimate the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Refer to the Acquisitions footnote on pages 79 of this Form 10-K for additional information and the Goodwill and Other Intangible Assets footnote on page 82 of this Form 10-K for additional information.
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
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate a) non-cash share based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including the impact of discrete tax items, impairment charges, asset write-offs, restructuring and related costs, loss on extinguishment of debt, and legal settlements and regulatory-related legal fees.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We calculate adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, the impact of discrete tax items, impairment charges, asset write-offs, restructuring and related costs, losses on extinguishment of debt, and legal settlements and regulatory-related legal fees do not necessarily reflect how our business is performing. We adjust net income for the tax effect of each of these non-tax items using our effective income tax rate during the period, exclusive of discrete tax items. Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures, and our calculation thereof may not be comparable to that reported by other companies.
Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. We believe that organic revenue growth on a macro-neutral and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of FLEETCOR.
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

Reconciliation of Non-GAAP Revenue and Key Performance Metric by Solution to GAAP. Set forth below is a reconciliation of organic growth by component, calculated using pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue		Key Performance Indicators
	Year Ended December 31,*		Year Ended December 31,*
(Unaudited)	2022	2021	2022	2021
FUEL - TRANSACTIONS
Pro forma and macro adjusted	$1,261	$1,182	471	469
Impact of acquisitions/dispositions	—	(2)	—	(6)
Impact of fuel prices/spread	141	—	—	—
Impact of foreign exchange rates	(24)	—	—	—
As reported	$1,378	$1,180	471	463

CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$796	$664	$116,866	$104,046
Impact of acquisitions/dispositions	—	(64)	—	(11,678)
Impact of fuel prices/spread	2	—	—	—
Impact of foreign exchange rates	(26)	—	—	—
As reported	$772	$600	$116,866	$92,368

TOLLS - TAGS
Pro forma and macro adjusted	$346	$306	6	6
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	16	—	—	—
As reported	$362	$306	6	6

LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$458	$365	37	33
Impact of acquisitions/dispositions	—	(55)	—	(4)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(2)	—	—	—
As reported	$457	$310	37	29

GIFT - TRANSACTIONS
Pro forma and macro adjusted	$199	$179	1,193	1,187
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(4)	—	—	—
As reported	$195	$179	1,193	1,187

OTHER[1] - TRANSACTIONS
Pro forma and macro adjusted	$271	$259	42	37
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(8)	—	—	—
As reported	$263	$259	42	37

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$3,332	$2,956	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(122)
Impact of fuel prices/spread[2]	143	—
Impact of foreign exchange rates[2]	(47)	—
As reported	$3,427	$2,834

* Columns may not calculate due to rounding.
[1] Other includes telematics, maintenance, food, payroll card and transportation related businesses.
[2] Revenues reflect an estimated $99 million positive impact from fuel prices and approximately $43 million positive impact from fuel price spreads, partially offset by the negative impact of movements in foreign exchange rates of approximately $47 million.

Reconciliation of Non-GAAP Organic Growth by Segment to GAAP. Set forth below is a reconciliation of organic growth by segment, calculated using pro forma and macro adjusted revenue to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue
	Year Ended December 31,*
(Unaudited)	2022	2021
FLEET
Pro forma and macro adjusted	$1,399	$1,322
Impact of acquisitions/dispositions	—	(2)
Impact of fuel prices/spread	141	—
Impact of foreign exchange rates	(35)	—
As reported	$1,505	$1,320

CORPORATE PAYMENTS
Pro forma and macro adjusted	$796	$664
Impact of acquisitions/dispositions	—	(64)
Impact of fuel prices/spread	2	—
Impact of foreign exchange rates	(26)	—
As reported	$772	$600

LODGING
Pro forma and macro adjusted	$458	$365
Impact of acquisitions/dispositions	—	(55)
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	(2)	—
As reported	$457	$310

BRAZIL
Pro forma and macro adjusted	$423	$368
Impact of acquisitions/dispositions	—	—
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	19	—
As reported	$442	$368

OTHER[1]
Pro forma and macro adjusted	$255	$236
Impact of acquisitions/dispositions	—	—
Impact of fuel prices/spread	—	—
Impact of foreign exchange rates	(4)	—
As reported	$251	$236

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$3,332	$2,956
Impact of acquisitions/dispositions	—	(122)
Impact of fuel prices/spread	143	—
Impact of foreign exchange rates	(47)	—
As reported	$3,427	$2,834

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.

Reconciliation of Non-GAAP Measures. Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Year Ended December 31,
(Unaudited)	2022	2021
Net income	$954,327	$839,497
Net income per diluted share	$12.42	$9.99
Stock-based compensation	121,416	80,071
Amortization[1]	238,020	215,456
Loss on extinguishment of debt	1,934	16,194
Integration and deal related costs	18,895	30,632
Restructuring and related costs (subsidies)	6,690	(2,112)
Legal settlements/litigation	6,051	5,772
Total pre-tax adjustments	393,006	346,013
Income taxes[2]	(110,634)	(75,703)
Adjusted net income	$1,236,699	$1,109,807
Adjusted net income per diluted share	$16.10	$13.21
Diluted shares	76,862	84,061

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes $9 million adjustment for tax benefit of certain income determined to be permanently invested in Q2 2022.
* Columns may not calculate due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency risk
Foreign Earnings
Our international businesses expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international businesses were 38.9% and 37.0% of total revenues for the years ended December 31, 2022, and 2021, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2022 by approximately $68.4 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. Similarly, the analysis for the prior year indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2021 by approximately $48.0 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.
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
Interest rate risk
We are exposed to the risk of changing interest rates on our cash investments and on the unhedged portion of our variable rate debt. As of December 31, 2022, and 2021, we had $5.8 billion and $4.9 billion, respectively, of variable rate debt outstanding under our Credit Agreement. See Note 11 of the accompanying consolidated financial statements for information about the Credit Agreement. We use derivative financial instruments to reduce our exposure related to changes in interest rates. In January 2019, we entered into three interest rate swap cash flow contracts with U.S. dollar notional amounts of $1 billion with a fixed rate of 2.56%, $500 million with a fixed rate of 2.56%, and $500 million with a fixed rate of 2.55% maturing on January 31, 2022, January 31, 2023 and December 19, 2023, respectively. For each of these swap contracts, we receive one month LIBOR. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. See Note 16 of the accompanying consolidated financial statements for information about the swap contracts.
Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility) at December 31, 2022 and 2021, if market interest rates had increased or decreased an average of 100 basis points, our interest expense for the years ended December 31, 2022 and 2021 would have changed by approximately $43 million and $29 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FLEETCOR Technologies, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2022, the Company’s goodwill was $5.2 billion. As discussed in Note 2 to the consolidated financial statements, the Company completes an impairment test of goodwill at the reporting unit level at least annually or more frequently if facts and circumstances indicate that goodwill might be impaired. For a reporting unit in which the Company concludes, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to not perform the qualitative assessment), the Company performs a quantitative impairment test, which involves estimating the fair value of the reporting unit which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of the quantitatively tested reporting units’ long-term growth rates and discount rates used in the determination of said reporting units’ estimated fair values.
To test the estimated fair value of the Company’s quantitatively tested reporting units, our audit procedures included, among others, assessing the methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We involved our valuation specialists to assist us with these procedures. Our valuation specialists evaluated management’s estimation of the discount rates used in the reporting units’ fair value calculations, performed a comparison of market multiples to observable transactions, and independently recalculated the discount rates for the respective reporting units. We also compared earnings forecasts to historical results, to current industry and economic trends, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

Atlanta, Georgia
February 28, 2023

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,435,163	$1,520,027
Restricted cash	854,017	730,668
Accounts and other receivables (less allowance for credit losses of $149,846 at December 31, 2022 and $98,719 at December 31, 2021)	2,064,745	1,793,274
Securitized accounts receivable—restricted for securitization investors	1,287,000	1,118,000
Prepaid expenses and other current assets	465,227	326,079
Total current assets	6,106,152	5,488,048
Property and equipment, net	294,692	236,294
Goodwill	5,201,435	5,078,978
Other intangibles, net	2,130,974	2,335,385
Investments	74,281	52,016
Other assets	281,726	213,932
Total assets	$14,089,260	$13,404,653
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,568,942	$1,406,350
Accrued expenses	351,936	369,054
Customer deposits	1,505,004	1,788,705
Securitization facility	1,287,000	1,118,000
Current portion of notes payable and lines of credit	1,027,056	399,628
Other current liabilities	303,517	208,614
Total current liabilities	6,043,455	5,290,351
Notes payable and other obligations, less current portion	4,722,838	4,460,039
Deferred income taxes	527,465	566,291
Other noncurrent liabilities	254,009	221,392
Total noncurrent liabilities	5,504,312	5,247,722
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 127,802,590 shares issued and 73,356,709 shares outstanding at December 31, 2022; and 127,113,023 shares issued and 78,879,551 shares outstanding at December 31, 2021	128	127
Additional paid-in capital	3,049,570	2,878,751
Retained earnings	7,210,769	6,256,442
Accumulated other comprehensive loss	(1,509,650)	(1,464,616)
Less treasury stock (54,445,881 shares and 48,233,471 shares at December 31, 2022 and 2021, respectively)	(6,209,324)	(4,804,124)
Total stockholders’ equity	2,541,493	2,866,580
Total liabilities and stockholders’ equity	$14,089,260	$13,404,653

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues, net	$3,427,129	$2,833,736	$2,388,855
Expenses:
Processing	764,707	559,819	596,363
Selling	309,082	262,118	192,732
General and administrative	584,135	485,830	374,678
Depreciation and amortization	322,282	284,197	254,802
Other operating expense (income), net	282	(784)	(1,985)
Operating income	1,446,641	1,242,556	972,265
Investment loss (gain), net	1,382	(9)	(30,008)
Other expense (income), net	3,003	3,858	(10,055)
Interest expense, net	164,662	113,705	129,803
Loss on extinguishment of debt	1,934	16,194	—
Total other expense	170,981	133,748	89,740
Income before income taxes	1,275,660	1,108,808	882,525
Provision for income taxes	321,333	269,311	178,309
Net income	$954,327	$839,497	$704,216
Basic earnings per share	$12.62	$10.23	$8.38
Diluted earnings per share	$12.42	$9.99	$8.12
Weighted average shares outstanding:
Basic shares	75,598	82,060	84,005
Diluted shares	76,862	84,061	86,719

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$954,327	$839,497	$704,216
Other comprehensive loss:
Foreign currency translation losses, net of tax	(77,135)	(144,543)	(367,249)
Net change in derivative contracts, net of tax	32,101	43,085	(23,444)
Total other comprehensive loss	(45,034)	(101,458)	(390,693)
Total comprehensive income	$909,293	$738,039	$313,523

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2019	$124	$2,494,721	$4,712,729	$(972,465)	$(2,523,493)	$3,711,616
Net income	—	—	704,216	—	—	704,216
Other comprehensive loss from currency exchange, net of tax	—	—	—	(390,693)	—	(390,693)
Acquisition of common stock	—	75,000	—	—	(924,909)	(849,909)
Share-based compensation expense	—	43,384	—	—	—	43,384
Issuance of common stock	2	136,795	—	—	—	136,797
Balance at December 31, 2020	126	2,749,900	5,416,945	(1,363,158)	(3,448,402)	3,355,411
Net income	—	—	839,497	—	—	839,497
Other comprehensive loss from currency exchange, net of tax	—	—	—	(101,458)	—	(101,458)
Acquisition of common stock	—	—	—	—	(1,355,722)	(1,355,722)
Share-based compensation expense	—	80,071	—	—	—	80,071
Issuance of common stock	1	48,780	—	—	—	48,781
Balance at December 31, 2021	127	2,878,751	6,256,442	(1,464,616)	(4,804,124)	2,866,580
Net income	—	—	954,327	—	—	954,327
Other comprehensive loss, net of tax	—	—	—	(45,034)	—	(45,034)
Acquisition of common stock	—	—	—	—	(1,405,200)	(1,405,200)
Share-based compensation expense	—	121,416	—	—	—	121,416
Issuance of common stock	1	49,403	—	—	—	49,404
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$954,327	$839,497	$704,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92,010	75,571	65,181
Stock based compensation	121,416	80,071	43,384
Provision for losses on accounts and other receivables	131,096	37,919	158,549
Amortization of deferred financing costs and discounts	7,748	6,831	6,486
Amortization of intangible assets and premium on receivables	230,272	208,625	189,620
Deferred income taxes	(33,174)	11,026	15,668
Loss on extinguishment of debt	1,934	16,194	—
Investment loss (gain)	1,382	(9)	(30,008)
Other non-cash operating expense (income), net	282	(784)	(1,985)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable and other receivables	(598,674)	(731,137)	264,140
Prepaid expenses and other current assets	(17,543)	141,058	119,531
Derivative assets and liabilities, net	(11,260)	(15,360)	(58,347)
Other assets	(41,068)	47,055	79,405
Accounts payable, accrued expenses and customer deposits	(83,951)	480,506	(83,251)
Net cash provided by operating activities	754,797	1,197,063	1,472,589
Investing activities
Acquisitions, net of cash acquired	(216,917)	(602,120)	(80,787)
Purchases of property and equipment	(151,428)	(111,530)	(78,425)
Proceeds from disposal of investment	—	—	52,963
Other	—	(2,281)	—
Net cash used in investing activities	(368,345)	(715,931)	(106,249)
Financing activities
Proceeds from issuance of common stock	49,404	48,781	136,797
Repurchase of common stock	(1,405,200)	(1,355,722)	(849,910)
Borrowings (payments) on securitization facility, net	169,000	418,000	(270,973)
Deferred financing costs paid and debt discount	(10,355)	(38,920)	(2,637)
Proceeds from issuance of notes payable	3,000,000	1,900,000	—
Principal payments on notes payable	(2,824,000)	(507,500)	(175,285)
Borrowings from revolver	7,236,000	1,910,000	1,243,500
Payments on revolver	(6,526,000)	(1,978,851)	(1,496,907)
Borrowings (payments) on swing line of credit, net	194	(51,049)	(1,042)
Other	(271)	(811)	(344)
Net cash (used in) provided by financing activities	(311,228)	343,928	(1,416,801)
Effect of foreign currency exchange rates on cash	(36,739)	(50,984)	(148,157)
Net increase (decrease) in cash and cash equivalents and restricted cash	38,485	774,076	(198,618)
Cash and cash equivalents and restricted cash, beginning of year	2,250,695	1,476,619	1,675,237
Cash and cash equivalents and restricted cash, end of year	$2,289,180	$2,250,695	$1,476,619
Supplemental cash flow information
Cash paid for interest	$229,641	$132,504	$126,460
Cash paid for income taxes	$358,231	$229,721	$165,315

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022
1. Description of Business
FLEETCOR is a leading global business payments company that helps businesses spend less by enabling them to better manage their expense-related purchasing and vendor payments processes. FLEETCOR’s smarter payment and spend management solutions are delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide businesses with a better way to pay. FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT.
FLEETCOR’s vision is that every payment be digital, every purchase be controlled, and every related decision be informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers insights, which managers can use to better run their businesses. The Company's wide range of digitized solutions generally provides control, reporting, and automation benefits over the payment methods businesses often use, such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
The Company has the following reportable segments: Fleet, Corporate Payments, Lodging, Brazil, and Other. The Company reports these segments to reflect how we organize and manage our global employee base, manage operating performance and contemplate the differing regulatory environments across geographies and solutions.
To help facilitate an understanding of our expansive range of solutions around the world, we describe them in two solution driven categories: Vehicle and Mobility solutions and Corporate Payments solutions. Our Vehicle and Mobility solutions are purpose-built to enable our business and consumer customers to pay for vehicle and mobility related expenses, while providing greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our Vehicle and Mobility solutions include fuel, lodging, tolls and other complementary products. Our Corporate Payments solutions simply and automate vendor payments and are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage B2B payment processing more efficiently with our suite of corporate payment solutions, including AP automation, virtual cards, cross-border, and purchasing and travel & entertainment cards. FLEETCOR provides other payments solutions that are not considered within our Vehicle and Mobility and Corporate Payments solutions, including gift and payroll card.
Our solutions provide customers with control capabilities including customizable user-level controls, programmable alerts, and detailed transaction reporting, among others. Our customers can use the data, controls and tools to combat employee misuse and fraud, streamline expense administration and potentially lower their operating costs.
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
We actively market and sell our solutions to current and prospective customers leveraging a multi-channel approach. This go-to-market strategy includes comprehensive digital channels, direct sales forces and strategic partner relationships. We sell stand-alone products and services, and are currently organizing and establishing platforms where a single customer can use multiple products from one user interface. Our capabilities are also offered through indirect sales channels (e.g., major oil companies and fuel marketers for Fleet, and retail establishments for our products in Brazil) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across Fleet, Lodging, and Corporate Payments. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals, and new geographies faster and at a significantly lower cost.

2. Basis of Presentation and Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the ongoing conflict between Russia and Ukraine, the impact of changes to monetary policy, as well as other factors.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of FLEETCOR Technologies, Inc. and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2022, 2021, and 2020 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Financial Instruments-Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification (ASC) 326, "Financial Instruments - Credit Losses". The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for any remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. At December 31, 2022 and 2021, approximately 91% and 96%, respectively, of outstanding accounts receivable were current. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for credit losses when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
Business Combinations
Business combinations completed by us have been accounted for under the acquisition method of accounting, which requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined as of the acquisition date. The excess of the purchase price over the fair values of the tangible and intangible assets acquired and liabilities assumed represents goodwill. Amounts assigned to goodwill are primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies) and the assembled work force of the acquiree. The results of the acquired businesses are included in our results of operations beginning from the completion date of the transaction.
The estimates the Company uses to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. The Company uses information available to us to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represent a risk-adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates, contract renewal estimates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name. Non-compete arrangements are measured at fair value separately from the business combination using a cash flow method based on the Company's best estimate of the probability of competition and its business effect absent the non-compete arrangement.

While the Company uses our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in our Consolidated Statements of Income. The Company also estimates the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. The Company periodically reviews the indefinite nature of these assets. The Company also periodically reviews the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.
Impairment of Long-Lived Assets, Goodwill, Intangibles and Investments
The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and intangible assets with finite lives may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and intangible assets with finite lives may warrant revision.
The Company completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. The Company first performs a qualitative assessment of certain of its reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The Company then performs the quantitative goodwill impairment test for the applicable reporting units by comparing the reporting unit’s carrying amount, including goodwill, to its fair value which is measured based upon, among other factors, a discounted cash flow analysis and, to a lesser extent, market multiples for comparable companies. Estimates critical to the Company’s evaluation of goodwill for impairment include the discount rates, forecasts for revenues, net and earnings before interest, taxes, depreciation and amortization (EBITDA) growth, and long-term growth rates. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
Based on the goodwill asset impairment analysis performed qualitatively and/or quantitatively as of October 1, 2022, the Company determined that the fair value of each of its reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected revenue growth and projected long-term growth rates in the determination of terminal values. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
The Company has elected the alternative to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. The Company reassesses these investments each reporting period to evaluate whether these investments continue to qualify for the alternative measurement at cost minus impairment, rather than requiring measurement at fair value on a recurring basis. The Company evaluates for impairment these equity investments without readily determinable fair values based on qualitative indicators (e.g., significant deterioration in investee's financial performance, adverse regulation, etc.). Investments classified as trading securities are carried at fair value with any unrealized gain or loss recorded within investment (gain) loss in the Consolidated Statements of Income. During 2021, the Company made an investment of $37.4 million in a 20-year joint venture with a third-party Brazilian bank. The Company determined that it exercises significant influence, but does not control, the joint venture and/or intermediary and records its allocable share of the joint ventures earnings/losses as an equity method investment under ASC 323. The Company monitors its equity method investments qualitatively for other than temporary impairment. The Company recorded no impairment charges on its investments for the years ended December 31, 2022, 2021, and 2020.
Property, Plant and Equipment and Definite-Lived Intangible Assets
Property, plant and equipment are stated at cost and depreciated on the straight-line basis. Intangible assets with finite lives, consisting primarily of customer relationships, are stated at fair value upon acquisition and are amortized over their estimated useful lives. Customer and merchant relationship useful lives are estimated using historical attrition rates.

The Company develops client-facing software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once application development stage of the software has been established. Costs incurred during preliminary project stage prior to the application development stage are expensed as incurred. Application development stage is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $120.5 million, $76.7 million and $51.6 million in 2022, 2021 and 2020, respectively. Amortization expense for software totaled $59.1 million, $46.7 million and $40.2 million in 2022, 2021 and 2020, respectively.
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
The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. The Company includes any estimated interest and penalties on tax related matters in income tax expense. See Note 13 for further information regarding income taxes.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash represents customer deposits repayable on demand, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have classified all cash held at our Russian businesses of $215.8 million as restricted cash as of December 31, 2022.
Foreign Currency
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign-currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange (losses) gains, which are recorded within other (income) expense, net in the Consolidated Statements of Income for the years ended December 31 as follows (in millions):

	2022	2021	2020
Foreign exchange (losses) gains	$(1.7)	$(3.7)	$2.9

The Company recorded foreign currency losses on long-term intra-entity transactions included as a component of foreign currency translation losses, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31 as follows (in millions):

	2022	2021	2020
Foreign currency losses on long-term intra-entity transactions	$205.7	$44.4	$219.8
Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates. The Company also uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers and enters into cross currency derivative contracts with banking partners to mitigate foreign exchange risk associated with customer derivative contracts.

The Company is exposed to the risk of changing interest rates because its borrowings are subject to variable interest rates. In order to mitigate this risk, the Company utilizes derivative instruments. Interest rate swap contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company hedges interest payments on an unspecified portion of its variable rate debt utilizing derivatives designated as cash flow hedges.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded to the derivative assets/liabilities and offset against accumulated other comprehensive income (loss), net of tax. Derivative fair value changes that are recorded in accumulated other comprehensive income (loss) are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is highly effective in offsetting the change in cash flows attributable to the hedged risk.
In the Company's cross-border payments business, it writes foreign currency forward and option contracts for its customers to facilitate future payments. The Company recognizes current cross-border payments derivatives in prepaid expenses and other current assets and other current liabilities and derivatives greater than one year in other assets and other noncurrent liabilities in the accompanying Consolidated Balance Sheets at their fair value. Any gains/losses associated with these derivatives are recorded through earnings. All cash flows associated with derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 16.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of offset exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value.
The following table presents the Company’s spot trade assets and liabilities at their fair value for the years ended December 31, 2022 and 2021 (in millions):

	December 31, 2022			December 31, 2021
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$2,409.8	$(2,266.0)	$143.8	$1,185.9	$(1,057.7)	$128.2
Liabilities
Accounts Payable	$2,332.5	$(2,266.0)	$66.5	$1,199.5	$(1,057.7)	$141.8
Stock-Based Compensation
The Company routinely grants employee stock options and restricted stock awards/units as part of employee compensation plans. Stock options are granted with an exercise price equal to the fair market value of the underlying Company share on the date of grant. Options granted have vesting provisions ranging from one to five years, and vesting of the options is generally based on the passage of time, performance or market conditions, or a combination of these. Stock option grants are subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected term of the options. Option forfeitures are accounted for upon occurrence. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected term of the option from the date of the grant. Expected volatility is based on the Company's historical volatility.
Awards of restricted stock and restricted stock units are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The vesting of shares granted is generally based on the passage of time, performance or market conditions, or a combination of these. Shares generally have graded vesting provisions of one to four years. The fair value of restricted stock where the shares vest based on the passage of time or performance is based on the grant date fair value of the Company’s stock.
The fair value of stock options and restricted stock units granted with market-based vesting conditions is estimated using the Monte Carlo simulation valuation model. The risk-free interest rate and volatility assumptions used within the Monte Carlo simulation valuation model are calculated consistently with those applied in the Black-Scholes options pricing model utilized in determining the fair value of the market-based stock option awards.

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
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt using the effective interest method and are included within interest expense. The Company capitalized additional debt issuance costs of $10.4 million associated with refinancing its Credit Facility and Securitization Facility in 2022 and $38.9 million in 2021. At December 31, 2022 and 2021, the Company had deferred financing costs of $7.8 million and $5.8 million, respectively, related to the revolver under the Credit Facility and the revolving Securitization Facility, each recorded within prepaid expenses and other current assets, on the Consolidated Balance Sheets. At December 31, 2022 and 2021, the Company had deferred financing costs of $23.9 million and $25.2 million, respectively, related to the term notes under the Credit Facility, recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and notes payable and other obligations, less current portion, respectively, on the Consolidated Balance Sheets.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.
Accounts Receivable
The Company maintains a $1.7 billion revolving trade accounts receivable Securitization Facility. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to third-party multi-seller banks and asset-backed commercial paper conduits (Conduit) which serve as a securitization vehicle for the receivables. Funding maintains a subordinated interest, in the form of over-collateralization, in a portion of the receivables sold. Purchases by the Conduit are financed with its sale of highly-rated commercial paper issued as beneficial interest to Conduit investors. The Company does not consolidate the Conduit.
The Company utilizes proceeds from the transferred assets as an alternative to other forms of financing to reduce its overall borrowing costs. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, which approximates the Company’s cost of servicing. The Company retains a residual interest in the transferred asset as a form of credit enhancement. The residual interest’s fair value approximates carrying value due to its short-term nature. Funding determines the level of funding achieved by the sale of trade accounts receivable, subject to a maximum amount. As the Company maintains certain continuing involvement in the transferred/sold receivables, it does not derecognize the receivables from its Consolidated Balance Sheets. Instead, the Company records cash proceeds and any residual interest received as a Securitization Facility liability.
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. The maturity date for the Company's Securitization Facility is August 18, 2025.
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2022	2021
Gross domestic unsecuritized accounts receivables	$985,873	$994,063
Gross domestic securitized accounts receivable	1,287,000	1,118,000
Gross foreign receivables	1,228,718	897,930
Total gross receivables	3,501,591	3,009,993
Less allowance for credit losses	(149,846)	(98,719)
Net accounts and securitized accounts receivable	$3,351,745	$2,911,274
The Company recorded a $90.1 million provision for credit losses and write-off related to a customer receivable in our cross-border payment business during the year ended December 31, 2020. The Company's estimated expected credit losses as of December 31, 2020, included estimated adjustments for economic conditions related to COVID-19. A rollforward of the

Company’s allowance for credit losses related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Allowance for credit losses beginning of year	$98,719	$86,886	$70,890
Provision for credit losses	131,096	37,919	158,549
Write-offs	(90,540)	(35,868)	(146,063)
Recoveries	10,320	13,459	9,603
Impact of foreign currency	251	(3,677)	(6,093)
Allowance for credit losses end of year	$149,846	$98,719	$86,886
Advertising
The Company expenses advertising costs as incurred. Advertising expense was $65.5 million, $54.8 million and $28.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Reclassifications and Adjustments
During 2021, the Company identified and corrected an immaterial error in the presentation of Deferred income taxes and changes in Accounts payable, accrued expenses and customer deposits, both presented within Net cash provided by operating activities, in our prior year Consolidated Statement of Cash Flows. The impact of this correction for the year ended December 31, 2020 was an increase to the adjustment to reconcile net income to net cash provided by operating activities related to deferred income taxes of $30.8 million, with a corresponding decrease to changes in accounts payable, accrued expenses and customer deposits in operating activities of $30.8 million. There was no impact to net cash provided by operating activities in the Consolidated Statement of Cash Flows.
Additionally, certain disclosures for prior periods have been reclassified to conform with current year presentation.
Adoption of New Accounting Standards
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements. The Company will transition from LIBOR to the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a SONIA adjustment of 0.0326% for sterling borrowings, the Euro Interbank Offered Rate for euro borrowings, and the Tokyo Interbank Offer Rate for yen borrowings. In December 2022, the FASB issued ASU No. 2022-06, "Deferral of the Sunset Date of (Topic 848)" which defers the sunset date of ASC 848 until December 31, 2024. The ASU became effective upon issuance. The Company has availed itself to the practical expedients related to any changes in the reference rate related to our debt and interest rate swaps. Cross currency derivatives are not impacted by this ASU.
Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 also improve the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity's own equity. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this ASU on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company's results of operations, financial condition, or cash flows.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) ("ASU 2021-08"), which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this ASU on January 1, 2023. The adoption of ASU 2021-08 is not expected to have a material impact on the Company's results of operations, financial condition, or cash flows.

3. Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Corporate Payments, Fuel, Lodging, Tolls, as well as Gift solutions (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long-haul transportation-related services.
Payment Services
The Company’s primary performance obligation for the majority of its payment solutions (Corporate Payments, Fuel, Lodging, and Gift, among others) is to stand-ready to provide authorization and processing services (payment services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company directly allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer. Similarly, for the tolls payment solution, the Company's primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access.
The Company records revenue for its payment services net of (i) the cost of the underlying products and services; (ii) assessments and other fees charged by the credit and debit payment networks (along with any rebates provided by them); (iii) customer rebates and other discounts; and (iv) taxes assessed (e.g. VAT and VAT-like taxes) by a government, imposed concurrent with a revenue-producing transaction. Variability arising from rebates is generally resolved and/or reset within the reporting period to which the variable consideration is allocated. As such, the Company is able to directly allocate net adjustments against revenue in the reporting period in which they are invoiced and does not materially constrain revenue recognition as a significant reversal of revenue is not probable at invoicing.
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
The Company recognizes revenue when the underlying transactions are complete and as its performance obligations are satisfied. Transactions are considered complete depending upon the related payment solution but generally when the Company has authorized the transaction, validated that the transaction has no errors and accepted and posted the data to the Company’s records.
In the Company's cross-border payments business, a portion of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. The Company's performance obligation for its foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, the Company recognizes revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange payment services are primarily comprised of the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market.
Finally, the Company currently records as revenue certain interest earned on customer deposits. Such revenue has historically not been significant to the Company's overall earnings.

Gift Card Products and Services
The Company’s Gift solutions deliver both stored value cards and e-cards (cards), and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored value cards is recognized (gross of the underlying cost of the related card, recorded in processing expenses within the Consolidated Statements of Income) at the point in time when control passes to the Company's customer, which is generally upon shipment.
Card-based services consist of transaction processing and reporting of gift card transactions where the Company recognizes revenue based on the passage of time as it stands ready to process an unknown or unspecified quantity of transactions. As a result, the Company directly allocates and recognizes variable consideration over the estimated period of time over which the performance obligation is satisfied.
Other
The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada, in accordance with ASC 310, "Receivables." Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 5% of consolidated revenues, net for the year ended December 31, 2022. The Company ceases billing and accruing for late fees and finance charges approximately 30 - 40 days after the customer’s balance becomes delinquent.
In addition, in its cross-border payments business, the Company writes foreign currency forward and option contracts for its customers primarily to facilitate future payments in foreign currencies. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The Company accounts for the derivatives in its cross-border payments business in accordance with ASC 815, "Derivatives and Hedging." Revenues earned on the currency spread inherent in the instruments on date of execution, as well as changes in fair value related to these instruments prior to settlement, represented approximately 8% of consolidated revenues, net, for the year ended December 31, 2022.
Revenue is also derived from the sale of equipment and cards in certain of the Company’s businesses, which is recognized at the time the device or card is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment and cards in revenues, net within the Consolidated Statements of Income. The related cost of sales for the equipment and cards is recorded in processing expenses within the Consolidated Statements of Income.
Revenues from contracts with customers, within the scope of Topic 606, represent approximately 87% of consolidated revenues, net, for the year ended December 31, 2022.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenues, net by solution for the years ended December 31 (in millions) are as follows:

Revenues by Solution	2022	2021	2020
Fuel	$1,378.3	$1,180.1	$1,057.2
Corporate Payments	772.4	600.0	434.0
Tolls	362.2	306.0	292.0
Lodging	456.5	309.6	207.0
Gift	194.5	179.5	154.4
Other	263.2	258.5	244.3
Consolidated revenues, net	$3,427.1	$2,833.7	$2,388.9
Revenues, net by geography for the years ended December 31 (in millions) are as follows:

Revenues by Geography	2022	2021	2020
United States (country of domicile)	$2,093.9	$1,785.2	$1,467.5
Brazil	442.2	368.1	344.2
United Kingdom	363.3	321.8	262.9
Other	527.7	358.6	314.2
Consolidated revenues, net	$3,427.1	$2,833.7	$2,388.9

Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $57.7 million and $73.7 million as of December 31, 2022 and 2021, respectively. We expect to recognize approximately $38.6 million of these amounts in revenues within 12 months and the remaining $19.1 million over the next five years as of December 31, 2022. The amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized. Revenue recognized for the year ended December 31, 2022, that was included in the deferred revenue contract liability as of January 1, 2022, was approximately $41.7 million.
Costs to Obtain or Fulfill a Contract and/or Customer Incentives
In accordance with ASC 606, the Company capitalizes the incremental costs of obtaining a contract with a customer if the Company expects to recover those costs. The incremental costs of obtaining a contract are those that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, a sales commission).
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
In order to determine the appropriate amortization period for contract costs, the Company considers a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology used by the Company to provide products and services to its customers, whether further contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. Contract acquisition and fulfillment costs are amortized using the straight-line method over the expected period of benefit (ranging from five to ten years). Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. The amortization of contract acquisition costs associated with sales commissions that qualify for capitalization is recorded as selling expense in the Company’s Consolidated Statements of Income.
Amortization of capitalized contract costs recorded in selling expense was $15.4 million, $16.0 million and $15.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within prepaid expenses and other current assets and other assets in the Company’s Consolidated Balance Sheets. The Company had capitalized contract costs of $17.1 million and $16.1 million within prepaid expenses and other current assets and $42.9 million and $38.9 million within other assets in the Company’s Consolidated Balance Sheets, as of December 31, 2022 and 2021, respectively.
Further, the Company on occasion may make a cash payment to a customer as a contract incentive. We defer these costs as payments to a customer if recoverable and amortize them over the benefit period, including anticipated customer renewals. The amortization of costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income. The Company had deferred customer incentives of $9.5 million as of December 31, 2022. Amortization of deferred customer incentives was immaterial for the year ended December 31, 2022.
The Company has recorded $83.1 million, $76.6 million and $65.5 million of expenses related to sales of equipment and cards in processing expenses within the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, respectively.
Practical Expedients
ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as allowed by ASC 606, the Company elected to exclude this disclosure for contracts with performance obligations of one year or less and contracts with variable consideration that is directly allocated to a single performance obligation such as a stand-ready series. As described above, the Company's most significant single performance obligations consist of variable consideration directly allocated under a stand-ready series of distinct days of service. Such direct allocation of variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to unsatisfied performance obligations is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2022, the Company’s contracts with customers retain standard pricing where the timing on control transfer is dependent upon the customer in a stand-ready environment and therefore did not contain a significant financing component.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2022 and 2021, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Repurchase agreements	$444,216	$—	$444,216	$—
Money market	37,821	—	37,821	—
Certificates of deposit	181	—	181	—
Interest rate swaps	11,953	—	11,953	—
Foreign exchange contracts	266,917	—	266,917	—
Total assets	$761,088	$—	$761,088	$—
Cash collateral for foreign exchange contracts	$56,103	$—	$—	$—
Liabilities:
Foreign exchange contracts	224,725	—	224,725	—
Total liabilities	$224,725	$—	$224,725	$—
Cash collateral obligation for foreign exchange contracts	$148,167	$—	$—	$—

December 31, 2021
Assets:
Repurchase agreements	$477,069	$—	$477,069	$—
Money market	43,023	—	43,023	—
Certificates of deposit	958	—	958	—
Foreign exchange contracts	120,859	—	120,859	—
Total assets	$641,909	$—	$641,908	$—
Cash collateral for foreign exchange contracts	$25,881	$—	$—	$—
Liabilities:
Interest rate swaps[1]	$30,733	—	$30,733	—
Foreign exchange contracts	89,925	—	89,925	—
Total liabilities	$120,658	$—	$120,658	$—
Cash collateral obligation for foreign exchange contracts	$24,803	$—	$—	$—
1During 2022, the Company identified and corrected an immaterial error in the presentation of the December 31, 2021 interest rate swap liabilities in the table above. Such amount was incorrectly bracketed, which has since been corrected. The liability was correctly presented and classified in the Company's Consolidated Balance Sheet at December 31, 2021.
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested on an overnight basis in repurchase agreements, money markets and certificates of deposit. The value of overnight repurchase agreements is determined based upon the quoted market prices for the treasury securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. Interest rate swap derivative contracts are carried at fair value, with changes in fair value recognized in Accumulated Other Comprehensive Income to the extent designated as highly effective cash flow hedges for accounting purposes.
The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheets. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet.

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2022 and 2021.
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
The Company determines the fair values of its derivatives based on quoted market prices for similar assets or liabilities or pricing models using current market rates. Accordingly, these fair value measurements are in Level 2 of the fair value hierarchy. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company's derivatives are over-the-counter instruments with liquid markets.
The Company regularly evaluates the carrying value of its investments. As of December 31, 2022, the carrying amounts of cost-method investments without a readily determinable fair value and equity-method investments were $26.8 million and $47.5 million, respectively.
The fair value of the Company’s cash, accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market-based interest rates that reset on a monthly basis. These are each Level 2 fair value measurements, except for cash, which is a Level 1 fair value measurement.
5. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On January 25, 2022, the Board increased the aggregate size of the Program by $1.0 billion, to $6.1 billion, and on October 25, 2022, the Board increased the aggregate size of the Program again by $1.0 billion to $7.1 billion. Since the beginning of the Program through December 31, 2022, 26,280,908 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. There were 6,212,410 common shares totaling $1.4 billion in 2022; 5,451,556 common shares totaling $1.4 billion in 2021 and 3,497,285 common shares totaling $940.8 million in 2020; repurchased under the Program. Repurchased shares are held as treasury stock on the Company's Consolidated Balance Sheets.
6. Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.
The Company has a Stock Incentive Plan (the "Plan"), pursuant to which the Company's board of directors is permitted to grant equity to employees and directors. Under the Plan, a maximum of 20.65 million shares of our common stock is approved to be issued for grants of restricted stock and stock options. At December 31, 2022, there were 4.6 million shares available to be granted under the Plan. The Company does not issue shares from treasury stock under the Plan.
The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to stock-based compensation for the years ended December 31 (in thousands):

	2022	2021	2020
Stock options	$61,993	$30,057	$23,407
Restricted stock	59,423	50,014	19,977
Stock-based compensation	$121,416	$80,071	$43,384
The tax benefits recorded upon the exercises of options and vesting of restricted stock were $25.5 million, $32.8 million and $70.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2022 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$45,659	1.58
Restricted stock	41,570	0.70
Total	$87,229
Stock Options
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,263	$124.38	5,137	$109.03		$1,022,860
Granted	503	215.36			$53.18
Exercised	(1,681)	80.84				322,823
Forfeited	(121)	194.61
Outstanding at December 31, 2020	4,964	146.69	3,994	130.37		626,107
Granted	1,097	261.85			$72.84
Exercised	(592)	82.50				83,686
Forfeited	(22)	230.14
Outstanding at December 31, 2021	5,447	176.52	3,798	145.18		257,707
Granted	649	223.66			$65.23
Exercised	(544)	94.79				64,783
Forfeited	(251)	230.60
Outstanding at December 31, 2022	5,301	$188.12	3,512	$159.46		$113,681
Expected to vest at December 31, 2022	1,422	$240.05

The following table summarizes information about stock options outstanding at December 31, 2022 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$87.61 – $199.75	3,182	0.04	3,051
$202.02 – $216.18	117	0.20	83
$220.13 – $231.70	685	1.12	151
$235.52 – $248.28	38	1.39	5
$249.77 – $252.50	202	0.11	146
$256.55 – $261.27	1,000	0.21	48
$263.21 – $319.55	78	0.82	28
	5,301		3,512
The aggregate intrinsic value of stock options exercisable at December 31, 2022 was $113.6 million. The weighted average remaining contractual term of options exercisable at December 31, 2022 was 3.4 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2022	2021	2020
Risk-free interest rate	1.65%	0.45%	0.37%
Dividend yield	—	—	—
Expected volatility	34.62%	34.44%	31.00%
Expected term (in years)	3.9	4.0	3.9
The weighted-average remaining contractual term for options outstanding was 4.1 years at December 31, 2022.
The fair value of stock options granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during the year ended December 31 as follows. There were no performance options granted with market based vesting conditions in 2022 or 2020.

2021
Risk-free interest rate	0.59%
Dividend yield	—
Expected volatility	36.10%
Expected term (in years)	3.3
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	243	$246.34
Granted	171	252.36
Cancelled	(100)	249.17
Issued	(140)	227.20
Outstanding at December 31, 2020	174	265.29
Granted	215	272.59
Cancelled	(38)	265.76
Issued	(73)	258.13
Outstanding at December 31, 2021	278	278.57
Granted	386	229.22
Cancelled	(83)	267.53
Issued	(146)	283.60
Outstanding at December 31, 2022	435	$237.68

The total fair value of restricted stock and restricted stock units vested was $34.4 million, $20.2 million and $33.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Acquisitions and Equity Method Investments
2022 Acquisitions
During 2022, the Company acquired Levarti, an airline software platform company reported in the Lodging segment; Accrualify, an accounts payable (AP) automation software company reported in the Corporate Payments segment; Plugsurfing, a European EV software and network provider reported in the Fleet segment; and Roomex, a European workforce lodging provider reported in the Lodging segment. The aggregate purchase price of these acquisitions was approximately $197.6 million, net of cash. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. In connection with one of these acquisitions, the Company signed noncompete agreements of $1.1 million with certain parties affiliated with the business for which the Company is still completing the valuation. These noncompete agreements were accounted for separately from the business acquisition.
Acquisition accounting is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.
The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$15,140
Prepaid expenses and other current assets	4,236
Other long term assets	1,192
Goodwill	159,171
Intangibles	50,730
Accounts payable and accrued expenses	(18,467)
Other current liabilities	(4,960)
Other noncurrent liabilities	(9,470)
Aggregate purchase price	$197,572
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2 - Indefinite	$4,786
Proprietary Technology	5 - 10	12,375
Lodging / Supplier Network	10	817
Customer Relationships	5 - 20	32,752
		$50,730
Other
In February 2022, the Company also made investments of $7.8 million in an EV charging payments business and $5.0 million in an EV data analytics business. In September 2022, the Company made an investment of $6.1 million in a U.K.-based EV search and pay mapping service.
2021 Acquisitions
ALE
On September 1, 2021, the Company completed the acquisition of ALE Solutions, Inc. (ALE), a U.S.-based provider of lodging solutions to the insurance industry, for a net purchase price of $421.8 million. The purpose of this acquisition is to expand the Company's lodging business into the insurance vertical. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the Lodging segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $18.3 million. These noncompete agreements were accounted for separately from the business acquisition. Accounting for the fair values of the ALE customer relationship intangible asset was subjective due to the uncertainty in estimating customer attrition rates, which had a significant impact on the estimated fair values. The customer attrition rates are forward-looking and could be affected by future economic and market conditions.
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
		$175,800

AFEX
On June 1, 2021, the Company completed the acquisition of Associated Foreign Exchange (AFEX), a U.S. based, cross-border payment solutions provider, for $459.8 million. This included $210.3 million of cash and cash equivalents and $178.7 million of restricted cash, resulting in a net purchase price of $70.7 million. The purpose of this acquisition is to further expand the Company's cross-border payment solutions. The Company financed the acquisition using a combination of available cash and borrowings under its existing credit facility. The results from the acquisition are reported in the Corporate Payments segment.
In connection with this acquisition, the Company signed noncompete agreements with certain parties affiliated with the business with an estimated fair value of $4.1 million. These noncompete agreements were accounted for separately from the business acquisition. Accounting for the fair value of the AFEX customer relationship intangible asset was subjective due to the uncertainty in estimating customer attrition rates, which had a significant impact on the estimated fair value. The customer attrition rates are forward-looking and could be affected by future economic and market conditions.
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
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2021	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2022
Segment
Fleet	$1,929,095	$71,856	$1,216	$(47,514)	$1,954,653
Corporate Payments	1,888,875	40,387	2,933	(26,125)	1,906,070
Lodging	364,653	46,928	4,700	(237)	416,044
Brazil	546,148	—	—	29,590	575,738
Other	350,207	—	—	(1,277)	348,930
	$5,078,978	$159,171	$8,849	$(45,563)	$5,201,435

	December 31, 2020	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2021
Segment
Fleet	$1,943,065	$3,286	$(1,294)	$(15,962)	$1,929,095
Corporate Payments	1,606,704	288,758	—	(6,587)	1,888,875
Lodging	233,413	131,771	398	(929)	364,653
Brazil	585,861	—	—	(39,713)	546,148
Other	350,138	—	—	69	350,207
	$4,719,181	$423,815	$(896)	$(63,122)	$5,078,978
At December 31, 2022 and 2021, approximately $945.0 million and $923.3 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2022 and 2021 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2022			2021
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.4	$2,922,586	$(1,332,542)	$1,590,044	$2,925,719	$(1,167,218)	$1,758,501
Trade names and trademarks—indefinite lived	N/A	419,270	—	419,270	466,327	—	466,327
Trade names and trademarks—other	1.7	47,939	(9,111)	38,828	12,093	(5,235)	6,858
Technology	6.0	278,460	(216,858)	61,602	272,461	(198,628)	73,833
Non-compete agreements	4.3	80,098	(58,868)	21,230	78,145	(48,279)	29,866
Total other intangibles		$3,748,353	$(1,617,379)	$2,130,974	$3,754,745	$(1,419,360)	$2,335,385
Changes in foreign exchange rates resulted in $18.4 million and $32.7 million decreases to the carrying values of other intangible assets in the years ended December 31, 2022 and 2021, respectively. Amortization expense related to intangible assets for the years ended December 31, 2022, 2021, and 2020 was $227.2 million, $205.5 million, and $184.2 million, respectively. Due to rebranding activity, the Company reassessed the useful lives of certain trademarks. This resulted in a reclassification of $45.6 million from indefinite to finite-lived assets. At the time of change in estimate, which was applied prospectively, the Company tested these trademarks for impairment, which resulted in no impairment charge.
The future estimated amortization of intangible assets at December 31, 2022 is as follows (in thousands):

2023	$208,509
2024	203,417
2025	180,525
2026	160,646
2027	150,867
Thereafter	807,740
9. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2022	2021
Computer hardware and software	3 to 5	$470,191	$472,145
Card-reading equipment	4 to 6	49,655	36,829
Furniture, fixtures, and vehicles	2 to 10	19,482	22,650
Buildings and improvements	5 to 50	36,105	33,517
Property, plant and equipment, gross		575,433	565,141
Less: accumulated depreciation		(280,741)	(328,847)
Property, plant and equipment, net		$294,692	$236,294
Depreciation expense related to property and equipment for the years ended December 31, 2022, 2021, and 2020 was $92.0 million, $75.6 million, and $65.2 million, respectively. Amortization expense includes $59.1 million, $46.7 million, and $40.2 million for capitalized computer software costs for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, the Company had unamortized computer software costs of $167.5 million and $155.3 million, respectively.
Write-offs of property, plant and equipment were immaterial for each of the years ended December 31, 2022, 2021, and 2020.

10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2022	2021
Accrued bonuses	$19,975	$26,950
Accrued payroll and severance	48,007	38,328
Accrued taxes	94,557	93,627
Accrued commissions/rebates	83,190	92,063
Other[1]	106,207	118,086
	$351,936	$369,054
1Other accrued expenses include several types of amounts due to our merchants, vendors, and other third parties.
11. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2022	2021
Term Loan A note payable (a), net of discounts	$2,956,053	$2,763,162
Term Loan B note payable (a), net of discounts	1,855,891	1,871,505
Revolving line of credit facilities (a)	935,000	225,000
Other obligations (c)	2,950	—
Total notes payable, credit agreements, and other obligations	5,749,894	4,859,667
Securitization Facility(b)	1,287,000	1,118,000
Total debt	$7,036,894	$5,977,667
Current portion	$2,314,056	$1,517,628
Long-term portion	4,722,838	4,460,039
Total debt	$7,036,894	$5,977,667
_____________________
(a)The Company is party to a $6.4 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.5 billion, a term loan A facility in the amount of $3.0 billion and a term loan B facility in the amount of $1.9 billion as of December 31, 2022. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes.

On June 24, 2022, the Company entered into the twelfth amendment to the Credit Agreement. The amendment replaced the then-existing term loan A with the $3 billion term loan A described above and the then-existing revolving credit facility with the $1.5 billion revolving credit facility described above, resulting in net increases of $273 million and $215 million to the capacities of the term loan A and revolving credit facility, respectively. In addition, the amendment replaced LIBOR for USD borrowings with the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 0.10% for the term loan A and the revolving Credit Facility and extended the maturity date. The maturity date for the new term loan A and revolving credit facilities A and B is June 24, 2027. The term loan B has a maturity date of April 30, 2028.

Interest on amounts outstanding under the Credit Agreement (other than the term loan B) accrues as follows: For loans denominated in U.S. dollars, based on SOFR plus a SOFR adjustment of 0.10%, in British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%, in euros, based on the Euro Interbank Offered Rate (“EURIBOR”), or in Japanese yen, at the Tokyo Interbank Offer Rate (“TIBOR”) plus a margin based on a leverage ratio, or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus

0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). Interest on the term loan B facility accrues based on the British Bankers Association LIBOR Rate (the "Eurocurrency Rate") plus 1.75%. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility.
The interest rates at December 31, 2022 and 2021 are as follows:

	2022	2021
Term loan A	5.80%	1.60%
Revolving A facility	5.79%	1.61%
Term loan B	6.13%	1.85%
Unused credit facility fee	0.25%	0.30%
The term loans are payable in quarterly installments due on the last business day of each March, June, September, and December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the maturity of the facility. Borrowings on the domestic swing line of credit are due on demand, and borrowings on the foreign swing line of credit are due no later than twenty business days after such loan is made.
The Company has unamortized debt discounts and debt issuance costs of $23.9 million and $25.2 million related to the term loans as of December 31, 2022 and December 31, 2021, respectively, recorded in notes payable and other obligations, net of current portion within the Consolidated Balance Sheets.
The Company has unamortized debt issuance costs of $4.6 million and $3.3 million related to the revolving credit facility as of December 31, 2022 and December 31, 2021, respectively, recorded in other assets within the Consolidated Balance Sheets.
As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was 3.41% during 2022. Principal payments of $2.8 billion were made on the term loans during 2022.
(b)The Company is party to a $1.7 billion receivables purchase agreement (Securitization Facility). On March 23, 2022, the Company entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with SOFR plus a SOFR adjustment of 0.10%. On August 18, 2022, the Company entered into the eleventh amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.6 billion to $1.7 billion, reduced the program fee margin and extended the maturity of the Securitization Facility to August 18, 2025. There is a program fee equal to SOFR plus 0.10% adjustment plus 0.95% or the Commercial Paper Rate plus 0.85% as of December 31, 2022 and one month LIBOR plus 1.00% or the Commercial Paper Rate plus 0.90% as of December 31, 2021. The program fee was 4.48% plus 0.94% as of December 31, 2022 and 0.12% plus 0.98% as of December 31, 2021. The unused facility fee is payable at a rate of between 0.30% and 0.40% based on utilization as of December 31, 2022 and 0.40% as of December 31, 2021. The Company has unamortized debt issuance costs of $3.2 million and $2.5 million related to the revolving Securitization Facility as of December 31, 2022 and December 31, 2021, respectively, recorded in other assets within the Consolidated Balance Sheets.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
(c)Other obligations includes a credit facility assumed as part of a business acquisition in 2022.

The Company was in compliance with all financial and non-financial covenants at December 31, 2022. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of unspecified variable rate debt. The $1.0 billion interest rate swap matured in January 2022 and one of the $500 million interest rate swaps matured in January 2023. Refer to Note 16 for further details.

The contractual maturities of the Company’s total debt at December 31, 2022 are as follows (in thousands):

2023	$2,318,950
2024	131,500
2025	169,000
2026	169,000
2027	2,494,000
Thereafter	1,778,375
Total principal payments	7,060,825
Less: debt discounts and issuance costs included in debt	(23,931)
Total debt	$7,036,894

12. Accumulated Other Comprehensive Loss (AOCI)
The changes in the components of AOCI for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(929,713)	$(42,752)	$(972,465)
Other comprehensive loss before reclassifications	(367,249)	(70,719)	(437,968)
Amounts reclassified from AOCI	—	39,264	39,264
Tax effect	—	8,011	8,011
Other comprehensive loss	(367,249)	(23,444)	(390,693)
Balance at December 31, 2020	(1,296,962)	(66,196)	(1,363,158)
Other comprehensive loss before reclassifications	(144,543)	7,394	(137,149)
Amounts reclassified from AOCI	—	49,747	49,747
Tax effect	—	(14,056)	(14,056)
Other comprehensive (loss) gain	(144,543)	43,085	(101,458)
Balance at December 31, 2021	(1,441,505)	(23,111)	(1,464,616)
Other comprehensive (loss) income before reclassifications	(77,135)	31,853	(45,282)
Amounts reclassified from AOCI	—	10,835	10,835
Tax effect	—	(10,587)	(10,587)
Other comprehensive (loss) gain	(77,135)	32,101	(45,034)
Balance at December 31, 2022	$(1,518,640)	$8,990	$(1,509,650)

13. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands):

	2022	2021	2020
United States	$506,214	$515,041	$457,090
Foreign	769,446	593,767	425,435
Total	$1,275,660	$1,108,808	$882,525
The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2022	2021	2020
Current:
Federal	$166,172	$118,861	$71,123
State	34,947	31,674	19,597
Foreign	153,388	107,751	71,921
Total current	354,507	258,286	162,641
Deferred:
Federal	(36,613)	(12,165)	143
State	(6,066)	(4,540)	(4,323)
Foreign	9,505	27,730	19,848
Total deferred	(33,174)	11,025	15,668
Total provision	$321,333	$269,311	$178,309
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2022, 2021, and 2020, respectively, to income before income taxes for the years ended December 31, 2022, 2021, and 2020 due to the following (in thousands):

	2022		2021		2020
Computed “expected” tax expense	$267,889	21.0%	$232,850	21.0%	$185,330	21.0%
Changes resulting from:
Change in valuation allowance	22,399	1.8	1,378	0.1	25,932	2.9
Foreign income tax differential	566	—	(10,326)	(0.9)	(20,852)	(2.3)
State taxes net of federal benefits	12,745	1.0	18,352	1.7	7,489	0.8
Increase in tax expense due to uncertain tax positions	8,257	0.6	8,185	0.7	14,848	1.7
Foreign withholding tax	13,547	1.1	9,143	0.8	15,630	1.8
Change in indefinite reinvestment - Russia	(9,049)	(0.7)	—	—	—	—
Excess tax benefits related to stock-based compensation	(10,000)	(0.8)	(16,304)	(1.5)	(58,942)	(6.7)
Sub-part F Income/GILTI	79,420	6.2	72,449	6.5	34,990	4.0
Foreign tax credits	(73,974)	(5.8)	(63,926)	(5.8)	(30,497)	(3.5)
Foreign source non-deductible interest	9,462	0.7	10,348	0.9	6,986	0.8
IRC section 162(m) adjustment	8,119	0.6	3,665	0.3	1,393	0.2
Brazil tourism tax benefit	(13,810)	(1.1)	—	—	—	—
Other	5,762	0.5	3,497	0.3	(3,998)	(0.5)
Provision for income taxes	$321,333	25.2%	$269,311	24.3%	$178,309	20.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses	$19,508	$13,987
Accrued expenses not currently deductible for tax	7,307	6,252
Lease deferral	18,146	20,349
Interest rate swap	—	7,621
Stock based compensation	41,202	39,658
Income tax credits	62,512	51,264
Net operating loss carry forwards	81,580	76,988
Accrued escheat	3,286	3,170
Other	28,773	10,078
Deferred tax assets before valuation allowance	262,314	229,367
Valuation allowance	(117,379)	(94,601)
Deferred tax assets, net	144,935	134,766
Deferred tax liabilities:
Intangibles—including goodwill	(504,590)	(520,349)
Basis difference in investment in subsidiaries	(42,091)	(42,938)
Interest rate swap	(2,964)	—
Lease deferral	(15,428)	(17,739)
Accrued expense liability	(742)	(795)
Prepaid expenses	(1,713)	(1,788)
Withholding taxes	(31,448)	(38,704)
Property and equipment and other	(72,076)	(76,810)
Deferred tax liabilities	(671,052)	(699,123)
Net deferred tax liabilities	$(526,117)	$(564,357)
The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2022	2021
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$1,348	$1,934
Long term deferred tax liabilities	(527,465)	(566,291)
Net deferred tax liabilities	$(526,117)	$(564,357)
The valuation allowances relate to capital loss carryforwards, income tax credits, state 163(j) carryforward, foreign net operating loss carryforwards and state net operating loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2022 was an increase of $22.8 million. The valuation allowance increase was primarily due to net operating losses generated in certain states where the Company and its subsidiaries file on a separate company basis as well as an increase in foreign net operating losses where significant negative evidence on future utilization was considered.
As of December 31, 2022, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $3.6 million gross of tax that is available to offset U.S. federal taxable income indefinitely. The Company had a net operating loss carryforward for state income tax purposes of approximately $901.7 million gross of tax that is available to offset future state taxable income indefinitely, and in some cases subject to expiration in 15 or 20 years. Additionally, the Company had $95.0 million net operating loss carryforwards gross of tax that are available to offset future foreign taxable income. Most foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $47.2 million of its deferred tax asset related to the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.

In addition, the Company has foreign tax credits for foreign income purposes in the amount of $62.5 million. The Company has provided a valuation allowance against $62.5 million of the tax credits as it does not anticipate utilizing the credits in the foreseeable future.
During 2022 and 2021, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $4.4 million and $5.6 million, respectively. Accumulated interest and penalties were $22.7 million and $18.1 million on the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. In accordance with the Company's accounting policy, interest and penalties related to unrecognized tax benefits are included as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2019	$42,773
Additions based on tax provisions related to the current year	6,412
Additions based on tax provisions related to the prior year	13,532
Deduction of cumulative interest and penalties	(12,508)
Deductions based on settlement/expiration of prior year tax positions	(14,460)
Unrecognized tax benefits at December 31, 2020	35,749
Additions based on tax provisions related to the current year	8,543
Additions based on tax provisions related to the prior year	5,909
Deductions based on settlement of prior year tax positions	(2,122)
Deductions based on expiration of prior year tax positions	(1,058)
Unrecognized tax benefits at December 31, 2021	47,021
Additions based on tax provisions related to the current year	7,752
Additions based on tax provisions related to the prior year	200
Deductions based on expiration of prior year tax positions	(1,550)
Addition for cumulative federal benefit of state tax deductions	7,281
Change due to OCI	(35)
Unrecognized tax benefits at December 31, 2022	$60,669
In prior years, the Company included federal benefits of state tax deductions related to unrecognized tax benefits in its tabular reconciliation above. A cumulative adjustment was made in 2022 to remove these amounts from the above tabular disclosure.
As of December 31, 2022, the Company had total unrecognized tax benefits of $60.7 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2015. The statute of limitations for most state income tax returns has expired for years prior to 2019. The statute of limitations has expired for years prior to 2019 for the Company’s Russian income tax returns, 2017 for the Company’s Mexican income tax returns, and 2017 for the Company’s Luxembourg income tax returns.

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

Other assets include ROU assets, other current liabilities include short-term operating lease liabilities, and other non-current liabilities include long-term lease liabilities at December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
ROU assets	$94,604	$84,777
Short term lease liabilities	$22,661	$20,296
Long term lease liabilities	$86,671	$79,905
The Company does not recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases were not material to the ROU assets and lease liabilities.
Under ASC 842, a Company discounts future lease obligations by the rate implicit in the contract, unless the rate cannot be readily determined. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In determining the borrowing rate, the Company considers the applicable lease terms, the Company's cost of borrowing, and for leases denominated in a foreign currency, the collateralized borrowing rate that the Company would obtain to borrow in the same currency in which the lease is denominated.
Total lease costs for the years ended December 31, 2022, 2021, and 2020 were $24.1 million, $22.6 million, and $20.7 million, respectively. Variable lease costs and short-term lease costs were immaterial for all periods presented.
The supplementary cash and non-cash disclosures for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	2022	2021	2020
Cash paid for operating lease liabilities	$25,403	$23,803	$20,068
ROU assets obtained in exchange for new operating lease obligations	$31,204	$29,428	$7,134
Weighted-average remaining lease term (years)	6.09	5.99	7.07
Weighted-average discount rate	3.64%	3.80%	4.18%
Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$26,163
2024	24,571
2025	21,787
2026	16,905
2027	9,251
Thereafter	23,675
Total lease payments	122,352
Less imputed interest	13,020
Present value of lease liabilities	$109,332

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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia ("Federal Derivative Action") seeking recovery from the Company. The District Court dismissed the Federal Derivative Action on October 21, 2020, and the United

States Court of Appeals for the Eleventh Circuit affirmed the dismissal on July 27, 2022, ending the lawsuit. A similar derivative lawsuit that had been filed on January 9, 2019 in the Superior Court of Gwinnett County, Georgia (“State Derivative Action”) was likewise dismissed on October 31, 2022.
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of Gwinnett County, Georgia. The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects, and making improper sales of stock. The complaint seeks approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices, and disgorgement of incentive pay and stock compensation. On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, against Mr. Clarke and Mr. Dey in Gwinnett County, Georgia. The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. Following mediation, both parties have filed proposed orders with the Court. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where, as here, the matters involve indeterminate claims for monetary damages and are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, the Company is currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above.
16. Derivative Financial Instruments
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of December 31, 2022 and 2021 (in millions) is presented in the table below.

	Notional
	2022	2021
Foreign exchange contracts:
Swaps	$160.9	$2,670.4
Futures, forwards and spot	15,159.4	7,818.3
Written options	13,701.9	11,221.9
Purchased options	11,474.2	10,614.0
Total	$40,496.4	$32,324.6
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2022 and 2021 (in millions):

December 31, 2022	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$582.2	$540.0	$266.9	$224.7
Less: Cash collateral	56.1	148.2	56.1	148.2
Total net derivative assets and liabilities	$526.1	$391.8	$210.8	$76.5

December 31, 2021	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$338.8	$307.8	$120.9	$89.9
Less: Cash collateral	25.9	24.8	25.9	24.8
Total net derivative assets and liabilities	$312.9	$283.0	$95.0	$65.1
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The table below presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of December 31, 2022 and December 31, 2021 (in millions).

		2022	2021
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$204.9	$94.0
Derivative Assets	Other assets	$62.0	$26.9
Derivative Liabilities	Other current liabilities	$184.1	$66.9
Derivative Liabilities	Other noncurrent liabilities	$40.6	$23.0
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts (one of which matured in January 2023) each have a notional value of $500 million. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in the LIBOR and/or SOFR benchmark interest rate. At inception, the Company designated these contracts as hedging instruments in accordance with ASC 815, "Derivatives and Hedging".
For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are highly effective at offsetting changes in cash flows of the related underlying exposures.
As of December 31, 2022, the Company had the following outstanding interest rate derivatives that qualify as hedging instruments and are designated as cash flow hedges of interest rate risk (in millions):

	Notional Amount as of	Fixed Rates	Maturity Date
	December 31, 2022
Interest Rate Derivative:
Interest Rate Swap	$500	2.56%	1/31/2023
Interest Rate Swap	$500	2.55%	12/19/2023
For each of these swap contracts, the Company pays a fixed monthly rate and receives one month LIBOR and/or SOFR. The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Consolidated Balance Sheets, as of December 31, 2022 and 2021 (in millions). See Note 4 for additional information on the fair value of the Company’s swap contracts.

	Balance Sheet Classification	2022	2021
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$12.0	$—
Swap contracts	Other current liabilities	$—	$(23.4)
Swap contracts	Other noncurrent liabilities	$—	$(7.3)
The estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $12.0 million at December 31, 2022.

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
The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2022	2021	2020
Net income	$954,327	$839,497	$704,216
Denominator for basic earnings per share	75,598	82,060	84,005
Dilutive securities	1,264	2,001	2,714
Denominator for diluted earnings per share	76,862	84,061	86,719
Basic earnings per share	$12.62	$10.23	$8.38
Diluted earnings per share	$12.42	$9.99	$8.12
Diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 excludes the effect of 2.3 million, 1.4 million and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of performance-based restricted stock for which the performance criteria have not yet been achieved, which was immaterial for 2022 and 2021 and 0.1 million shares for the year ended December 31, 2020.
18. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, the Company updated its segment structure into seven operating segments, which were combined into four reportable segments: Fleet, Corporate Payments (includes aggregation with Cross-Border operating segment), Lodging, Brazil and an Other category (which combines Gift and Payroll Card operating segments). We manage and report our operating results through these four reportable segments consistent with how the CODM allocates resources, assesses performance and reviews financial information. The presentation of segment information has been recast for the prior periods to align with this segment presentation for the year ended December 31, 2022.
The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2022[1]	2021	2020
Revenues, net:
Fleet	$1,504,933	$1,320,141	$1,192,471
Corporate Payments	772,434	599,991	433,952
Lodging	456,511	309,619	207,037
Brazil	442,242	368,080	344,248
Other[2]	251,009	235,905	211,147
	$3,427,129	$2,833,736	$2,388,855
Operating income:
Fleet	$727,999	$670,265	$594,741
Corporate Payments	255,401	197,582	76,277
Lodging	218,637	148,973	90,888
Brazil	174,655	154,265	148,051
Other[2]	69,949	71,471	62,308
	$1,446,641	$1,242,556	$972,265
Depreciation and amortization:
Fleet	$140,118	$144,974	$142,231
Corporate Payments	74,322	53,658	34,898
Lodging	42,366	26,478	16,896
Brazil	56,641	50,020	51,363
Other[2]	8,835	9,067	9,414
	$322,282	$284,197	$254,802
Capital expenditures:
Fleet	$76,276	$62,620	$41,765
Corporate Payments	24,154	13,696	9,757
Lodging	10,570	4,604	3,586
Brazil	32,008	24,431	17,116
Other[2]	8,420	6,179	6,201
	$151,428	$111,530	$78,425
Long-lived assets (excluding goodwill and investments):
Fleet	$148,110	$121,076	$104,337
Corporate Payments	43,227	34,974	28,393
Lodging	17,884	12,592	11,885
Brazil	66,583	53,236	47,994
Other[2]	18,888	14,416	9,900
	$294,692	$236,294	$202,509
1Results from Levarti acquired in the first quarter of 2022 and Roomex acquired in the fourth quarter of 2022 are reported in our Lodging segment. Results from Accrualify and Plugsurfing acquired in the third quarter of 2022 are reported in our Corporate Payments and Fleet segments, respectively.
2Other includes Gift and Payroll Card operating segments.

The following table presents the Company's long-lived assets (excluding goodwill, other intangible assets and investments) at December 31 (in thousands).

	2022	2021
Long-lived assets (excluding goodwill, other intangible assets, and investments):
United States (country of domicile)	$176,263	$135,232
Brazil	$66,583	$53,235
United Kingdom	$24,715	$24,294
More than 10% of our consolidated revenues in 2022, 2021 and 2020 were derived through our relationship with our open-loop network partner in our Fleet segment.
19. Subsequent Events
Cash Flow Hedges
In January 2023, the Company entered into five receive-variable, pay-fixed interest rate swap derivative contracts with U.S. dollar notional amounts as follows (in millions):

Notional Amount	Fixed Rates	Maturity Date

$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
The purpose of these contracts is to eliminate the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure.
Net Investment Hedge
In February 2023, we entered into a cross currency interest rate swap that we designate as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro denominated net investments. This contract also creates a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional.
Acquisitions
In January 2023, the Company acquired a U.K.-based cross border payments provider. In February 2023, the Company acquired a European-based vehicle maintenance provider and a cloud-based EV charging software platform. These acquisitions are not expected to be material to the financial results of the Company. The Company financed these acquisitions using a combination of available cash and borrowings under its existing Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, Internal Control-Integrated Framework. As of December 31, 2022, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, the internal controls related to four subsidiaries that we acquired during the year ended December 31, 2022, and for which financial results are included in our consolidated financial statements.
During 2022, the Company acquired Levarti, an airline software platform company; Accrualify, an accounts payable (AP) automation software company; Plugsurfing, a European EV software and network provider; and Roomex, a European workforce lodging provider. Collectively, we refer to these transactions as the 2022 Acquisitions. These 2022 Acquisitions constituted 2.0% of total assets, at December 31, 2022, and 0.3% of revenues, net for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal control over financial reporting the year of acquisition.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited FLEETCOR Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FLEETCOR Technologies, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2022 Acquisitions (as defined by management) which are included in the 2022 consolidated financial statements of the Company and constituted 2.0% of total assets as of December 31, 2022 and 0.2% of revenues, net for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Director Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 9, 2023 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings and Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Director Compensation,” “2022 Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

(b) Exhibit Listing

Exhibit no.

3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc.

3.2	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (marked to show amendments)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

4.2
Description of FLEETCOR Technologies, Inc. Common Stock Registered under Section 12 of the Securities Exchange Act (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2020)

10.1*	Form of Indemnity Agreement entered into between FLEETCOR and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.2*	Form of Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.3*	Form of Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.4*	Form of Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on May 20, 2010)

10.5*	FLEETCOR Technologies, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.6*	Employee Noncompetition, Nondisclosure and Developments Agreement, dated September 25, 2000, between Fleetman, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.7	Sixth Amended and Restated Registration Rights Agreement, dated April 1, 2009, between FLEETCOR Technologies, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 8, 2010)

10.8	First Amendment to Sixth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit No. 10.17 to the registrant’s form 10-K, File No. 001-35004. with the SEC on March 25, 2011)

10.9	Form of Indemnity Agreement to be entered into between FLEETCOR and representatives of its major stockholders (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.10	Form of Director Restricted Stock Grant Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.11*	Form of Employee Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.12*	Form of Employee Incentive Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.13*	Form of Employee Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.14	Form of Director Non-Qualified Stock Option Award Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.15*	Amended and Restated Employee Noncompetition, Nondisclosure and Developments Agreement, dated November 29, 2010, between FLEETCOR Technologies, Inc. and Ronald F. Clarke (incorporated by reference to Exhibit No. 10.43 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.16	Arrangement Agreement Among FLEETCOR Luxembourg Holdings2 S.À.R.L, FLEETCOR Technologies, Inc. and CTF Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2012)

10.17	FLEETCOR Technologies, Inc. 2010 Equity Compensation Plan, as amended and restated effective April 13, 2022

10.18	FLEETCOR Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to Annex A to the registrant’s Proxy Statement, File No. 001-35004, filed with the SEC on April 18, 2014)

10.19*	FLEETCOR Technologies, Inc. Amended and Restated 2010 Equity Compensation Plan, Key Employee Performance-Based Stock Option Certification to Ronald F. Clarke, dated September 30, 2021(incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2021)

10.20	Credit Agreement, dated October 24, 2014, among FLEETCOR Technologies Operating Company, LLC, as Borrower, FLEETCOR Technologies, Inc., as Parent, FLEETCOR Technologies Operating Company, LLC, as a borrower and guarantor, certain of the our foreign subsidiaries as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and a syndicate of financial institutions (incorporated by reference to Exhibit No. 10.4 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 10, 2014)

10.21	Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among FLEETCOR Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the registrant’s Form 8-K, File No. 001-35004, filed with the SEC on November 17, 2014)

10.22	Amended and Restated Performance Guaranty dated as of November 14, 2014 made by FLEETCOR Technologies, Inc. and FLEETCOR Technologies Operating Company, LLC, in favor of PNC Bank, National Association, as administrator under the Fifth Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.23	Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FLEETCOR Funding LLC (incorporated by reference to Exhibit 10.33 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.24	Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to Exhibit 10.34 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.25	Investor Rights Agreement, dated November 14, 2014, between FLEETCOR Technologies, Inc. and Ceridian LLC (incorporated by reference to Exhibit 10.35 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.26*	Offer Letter, dated July 29, 2014, between FLEETCOR Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2015)

10.27	First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 5, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2015)

10.28*	Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.29	Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 1, 2015, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2016)

10.30	First Amendment to Credit Agreement and Lender Joinder Agreement, dated as of August 22, 2016, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2016)

10.31	Second Amendment to Credit Agreement, dated as of January 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2017)

10.32	Third Amendment to Credit Agreement, dated as of August 2, 2017, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, the other guarantors party hereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party hereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on August 8, 2017)

10.33	Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2017, by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC, PNC Bank, National Association, as administrator for a group of purchasers and purchase agents, and certain other parties (incorporated by reference to Exhibit 10.43 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2018)

10.34*	Offer letter, dated September 10, 2015, between FLEETCOR Technologies, Inc. and Alexey Gavrilenya (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2018)

10.35	Fourth Amendment to Credit Agreement, dated August 30, 2018, among FleetCor Technologies Operating Company, LLC, FleetCor Technologies Operating Company, LLC, FleetCor Technologies, Inc., the designated borrowers party thereto, Cambridge Mercantile Corp. (U.S.A.), the other guarantors party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.36	Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated August 30, 2018, by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2018)

10.37	Fifth Amendment to Credit Agreement, dated as of December 19, 2018, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to exhibit 10.47 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2019)

10.38	Fifth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated December 19, 2018 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.39	Sixth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated February 8, 2019 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2019)

10.40	Sixth Amendment to Credit Agreement, dated as of August 2, 2019, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.5 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2019)

10.41	Seventh Amendment to Credit Agreement, dated as of November 14, 2019, among FLEETCOR Technologies
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

10.42	Eighth Amendment to Credit Agreement, dated as of April 24, 2020, among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 11, 2020)

10.43*	Offer letter, dated September 1, 2020, between FLEETCOR Technologies, Inc. and Charles Freund (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K/A, File No. 001-35004, filed with the SEC on September 4, 2020) (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2020)

10.44
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

10.45	Eighth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 29, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.52	Ninth Amendment to Credit Agreement, dated as of April 30, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.53	Ninth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated September 15, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2021)

10.54	Tenth Amendment to Credit Agreement, dated as of November 16, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.54 to the registrant's on Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

10.55	Eleventh Amendment to Credit Agreement, dated as of December 22, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

10.56	Tenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 23, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 9, 2022)

10.57	Twelfth Amendment to the Credit Agreement, dated as of June 24, 2022 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2022)

10.58	Offer letter, dated May 23, 2022, between FLEETCOR Technologies, Inc. and Alan King (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2022)

10.59	Eleventh Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated August 18, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2022)

21.1	List of subsidiaries of FLEETCOR Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

101	The following financial information for the registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 28, 2023.

FLEETCOR Technologies, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 28, 2023.

Signature	Title

/s/ RONALD F. CLARKE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Ronald F. Clarke

/s/ ALISSA B. VICKERY	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Alissa B. Vickery

/s/ ANNABELLE BEXIGA	Director
Annabelle Bexiga

/s/ MICHAEL BUCKMAN	Director
Michael Buckman

/s/ JOSEPH W. FARRELLY	Director
Joseph W. Farrelly

/s/ THOMAS M. HAGERTY	Director
Thomas M. Hagerty

/s/ ARCHIE L. JONES, JR.	Director
Archie L. Jones, Jr.

/s/ RICHARD MACCHIA	Director
Richard Macchia

/s/ HALA G. MODDELMOG	Director
Hala G. Moddelmog
/s/ JEFFREY S. SLOAN	Director
Jeffrey S. Sloan

/s/ STEVEN T. STULL	Director
Steven T. Stull