Form 10-Q
period 2023-03-31
FLEETCOR TECHNOLOGIES INC
filed 2023-05-10
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2023
Common Stock, $0.001 par value	73,834,200

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three Months Ended March 31, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,272,456	$1,435,163
Restricted cash	996,945	854,017
Accounts and other receivables (less allowance for credit losses of $160,588 at March 31, 2023 and $149,846 at December 31, 2022)	2,369,235	2,064,745
Securitized accounts receivable—restricted for securitization investors	1,284,000	1,287,000
Prepaid expenses and other current assets	436,336	465,227
Total current assets	6,358,972	6,106,152
Property and equipment, net	310,390	294,692
Goodwill	5,380,050	5,201,435
Other intangibles, net	2,197,587	2,130,974
Investments	67,587	74,281
Other assets	273,337	281,726
Total assets	$14,587,923	$14,089,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,907,841	$1,568,942
Accrued expenses	404,942	351,936
Customer deposits	1,481,004	1,505,004
Securitization facility	1,284,000	1,287,000
Current portion of notes payable and lines of credit	813,066	1,027,056
Other current liabilities	312,692	303,517
Total current liabilities	6,203,545	6,043,455
Notes payable and other obligations, less current portion	4,700,550	4,722,838
Deferred income taxes	544,682	527,465
Other noncurrent liabilities	257,286	254,009
Total noncurrent liabilities	5,502,518	5,504,312
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 128,312,636 shares issued and 73,819,827 shares outstanding at March 31, 2023; and 127,802,590 shares issued and 73,356,709 shares outstanding at December 31, 2022	128	128
Additional paid-in capital	3,109,065	3,049,570
Retained earnings	7,425,604	7,210,769
Accumulated other comprehensive loss	(1,434,016)	(1,509,650)
Less treasury stock, 54,492,809 shares at March 31, 2023 and 54,445,881 shares at December 31, 2022	(6,218,921)	(6,209,324)
Total stockholders’ equity	2,881,860	2,541,493
Total liabilities and stockholders’ equity	$14,587,923	$14,089,260

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$901,333	$789,241
Expenses:
Processing	204,967	174,194
Selling	81,592	76,889
General and administrative	154,684	143,522
Depreciation and amortization	84,232	76,802
Other operating, net	663	113
Operating income	375,195	317,721
Other expenses:
Investment (gain) loss	(190)	152
Other expense, net	746	869
Interest expense, net	79,795	22,030
Total other expense	80,351	23,051
Income before income taxes	294,844	294,670
Provision for income taxes	80,009	76,718
Net income	$214,835	$217,952
Basic earnings per share	$2.92	$2.80
Diluted earnings per share	$2.88	$2.75
Weighted average shares outstanding:
Basic shares	73,521	77,737
Diluted shares	74,483	79,286

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$214,835	$217,952
Other comprehensive income:
Foreign currency translation gains, net of tax	81,107	182,949
Net change in derivative contracts, net of tax	(5,473)	18,230
Total other comprehensive income	75,634	201,179
Total comprehensive income	$290,469	$419,131
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493
Net income	—	—	214,835	—	—	214,835
Other comprehensive income, net of tax	—	—	—	75,634	—	75,634
Acquisition of common stock	—	—	—	—	(9,597)	(9,597)
Share-based compensation	—	26,096	—	—	—	26,096
Issuance of common stock	—	33,399	—	—	—	33,399
Balance at March 31, 2023	$128	$3,109,065	$7,425,604	$(1,434,016)	$(6,218,921)	$2,881,860

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580
Net income	—	—	217,952	—	—	217,952
Other comprehensive income, net of tax	—	—	—	201,179	—	201,179
Acquisition of common stock	—	—	—	—	(422,736)	(422,736)
Share-based compensation	—	32,631	—	—	—	32,631
Issuance of common stock	—	8,810	—	—	—	8,810
Balance at March 31, 2022	$127	$2,920,192	$6,474,394	$(1,263,437)	$(5,226,860)	$2,904,416

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$214,835	$217,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,980	21,140
Stock-based compensation	26,096	32,631
Provision for credit losses on accounts and other receivables	39,270	25,478
Amortization of deferred financing costs and discounts	1,787	1,968
Amortization of intangible assets and premium on receivables	58,252	55,662
Deferred income taxes	(499)	1,900
Investment (gain) loss	(190)	152
Other non-cash operating expense, net	663	113
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	370,962	(818,969)
Prepaid expenses and other current assets	40,099	20,921
Derivative assets and liabilities, net	(28,223)	6,677
Other assets	25,141	(1,146)
Accounts payable, accrued expenses and customer deposits	(446,508)	323,268
Net cash provided by (used in) operating activities	327,665	(112,253)
Investing activities
Acquisitions, net of cash acquired	(126,691)	(35,864)
Purchases of property and equipment	(36,737)	(31,387)
Other	4,401	—
Net cash used in investing activities	(159,027)	(67,251)
Financing activities
Proceeds from issuance of common stock	33,399	8,810
Repurchase of common stock	(9,597)	(422,736)
Borrowings on securitization facility, net	(3,000)	318,000
Deferred financing costs	—	(337)
Principal payments on notes payable	(23,500)	(45,063)
Borrowings from revolver	1,964,000	490,000
Payments on revolver	(2,490,000)	(400,000)
Borrowings on swing line of credit, net	310,719	1,505
Other	264	—
Net cash used in financing activities	(217,715)	(49,821)
Effect of foreign currency exchange rates on cash	29,298	68,068
Net decrease in cash and cash equivalents and restricted cash	(19,779)	(161,257)
Cash and cash equivalents and restricted cash, beginning of period	2,289,180	2,250,695
Cash and cash equivalents and restricted cash, end of period	$2,269,401	$2,089,438
Supplemental cash flow information
Cash paid for interest	$104,650	$33,967
Cash paid for income taxes	$35,442	$72,296

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2023
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Quarterly Report on Form 10-Q, the terms "our," "we," "us," and the "Company" refers to FLEETCOR Technologies, Inc. and its subsidiaries. The Company prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of March 31, 2023 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the ongoing conflict between Russia and Ukraine, the impact of changes to monetary policy, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income, for the three months ended March 31, 2023 and 2022 as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Foreign exchange losses	$0.7	$0.4
The Company recorded foreign currency gains on long-term intra-entity transactions included as a component of foreign currency translation gains, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Foreign currency gains on long-term intra-entity transactions	$4.9	$146.0
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash primarily represents customer deposits repayable on demand, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $224.4 million to restricted cash as of March 31, 2023.

Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Fuel, Corporate Payments, Tolls, Lodging, as well as Gift solutions (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 88% of total consolidated revenues, net, for the three months ended March 31, 2023. The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 5% of total consolidated revenues, net for the three months ended March 31, 2023. In addition, in its cross-border payments business, the Company writes foreign currency forward and option contracts for its customers to facilitate future payments in foreign currencies. Revenues related to these contracts represent approximately 7% of total consolidated revenues, net for the three months ended March 31, 2023. Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue".
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. The Company's solutions have been merged to align with its segments. Revenue by solution (in millions) for the three months ended March 31, was as follows:

Revenues, net by Solution*	Three Months Ended March 31,
	2023	%	2022	%
Fleet	$372.7	41%	$351.6	45%
Corporate Payments	227.2	25%	183.8	23%
Lodging	122.3	14%	94.6	12%
Brazil	121.7	14%	102.5	13%
Other	57.3	6%	56.8	7%
Consolidated revenues, net	$901.3	100%	$789.2	100%
*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three months ended March 31, was as follows:

Revenues, net by Geography*	Three Months Ended March 31,
	2023	%	2022	%
United States	$513.6	57%	$471.8	60%
Brazil	121.7	14%	102.5	13%
United Kingdom	107.7	12%	94.6	12%
Other	158.2	18%	120.3	15%
Consolidated revenues, net	$901.3	100%	$789.2	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $54.2 million and $57.7 million as of March 31, 2023 and December 31, 2022, respectively. We expect to recognize approximately $35.8 million of these amounts in revenues within 12 months and the remaining $18.4 million over the next five years as of March 31, 2023. Revenue recognized in the three months ended March 31, 2023 that was included in the deferred revenue contract liability as of December 31, 2022 was approximately $16.9 million.

Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to our spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023			December 31, 2022
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$4,116.9	$(3,974.7)	$142.2	$2,409.8	$(2,266.0)	$143.8
Liabilities
Accounts Payable	$4,114.2	$(3,974.7)	$139.5	$2,332.5	$(2,266.0)	$66.5
Reclassifications and Adjustments
Certain disclosures for prior periods have been reclassified to conform with current year presentation, including the breakout of derivatives assets and liabilities, net within the Consolidated Statements of Cash Flows, and the presentation of disaggregated revenues by solution to align with our revenues by segment presentation.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Gross domestic accounts receivable	$1,121,954	$985,873
Gross domestic securitized accounts receivable	1,284,000	1,287,000
Gross foreign receivables	1,407,869	1,228,718
Total gross receivables	3,813,823	3,501,591
Less allowance for credit losses	(160,588)	(149,846)
Net accounts and securitized accounts receivable	$3,653,235	$3,351,745
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

A rollforward of the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Allowance for credit losses beginning of period	$149,846	$98,719
Provision for credit losses	39,270	25,478
Write-offs	(34,128)	(15,417)
Recoveries	2,444	2,847
Impact of foreign currency	3,156	7,284
Allowance for credit losses end of period	$160,588	$118,911
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Repurchase agreements	$521,253	$—	$521,253	$—
Money market	37,427	—	37,427	—
Certificates of deposit	172	—	172	—
Interest rate swaps	12,773	—	12,773	—
Foreign exchange contracts	273,327	—	273,327	—
Total assets	$844,952	$—	$844,952	$—
Cash collateral for foreign exchange contracts	$53,882
Liabilities:
Interest rate swaps	$8,847	$—	$8,847	—
Cross-currency interest rate swap	5,104	—	5,104	—
Foreign exchange contracts	202,912	—	202,912	—
Total liabilities	$216,863	$—	$216,863	$—
Cash collateral obligation for foreign exchange contracts	$198,431

December 31, 2022
Assets:
Repurchase agreements	$444,216	$—	$444,216	$—
Money market	37,821	—	37,821	—
Certificates of deposit	181	—	181	—
Interest rate swaps	11,953	—	11,953	—
Foreign exchange contracts	266,917	—	266,917	—
Total assets	$761,088	$—	$761,088	$—
Cash collateral for foreign exchange contracts	$56,103
Liabilities:
Foreign exchange contracts	224,725	—	224,725	—
Total liabilities	$224,725	$—	$224,725	$—
Cash collateral obligation for foreign exchange contracts	$148,167
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, repurchase agreements, money markets and certificates of deposit, with maturities ranging from overnight to 90 days or less. The value of overnight repurchase agreements is determined based upon the quoted market prices for the securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheet at March 31, 2023 and December 31, 2022. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at March 31, 2023 and December 31, 2022.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for March 31, 2023 and December 31, 2022.

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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $67.6 million at March 31, 2023.
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
4. Stockholders' Equity
The Company announced on February 4, 2016 that its Board of Directors (the "Board") approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On October 25, 2022, the Company announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through March 31, 2023, 26,327,835 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to share-based payments recognized in the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$8,950	$17,837
Restricted stock	17,146	14,794
Stock-based compensation	$26,096	$32,631
The tax benefits recorded on stock-based compensation and upon the exercises of options were $4.4 million and $17.8 million for the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of March 31, 2023 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$43,979	2.41
Restricted stock	90,216	1.14
Total	$134,195

Stock Options
The following summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2023 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,301	$188.12	3,512	$159.46		$113,681
Granted	124	200.41			$67.32
Exercised	(297)	146.69				$18,487
Forfeited	(52)	244.23
Outstanding at March 31, 2023	5,076	$190.27	3,402	$163.91		$178,730
Expected to vest as of March 31, 2023	824	$225.92
The aggregate intrinsic value of stock options exercisable at March 31, 2023 was $176.0 million. The weighted average remaining contractual term of options exercisable at March 31, 2023 was 3.8 years.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units for the three months ended March 31, 2023 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	435	$237.68
Granted	324	212.36
Issued	(213)	241.28
Cancelled	(7)	189.90
Outstanding at March 31, 2023	539	$221.10

6. Acquisitions
2023 Acquisitions
During the three months ended March 31, 2023, the Company acquired Global Reach Group, a UK-based global cross-border provider, Mina Digital Limited, a cloud-based electric vehicle charging software platform, and Business Gateway AG, a service, maintenance and repair technology provider. The aggregate purchase price of these acquisitions was approximately $135.1 million (inclusive of $8.5 million previously-held equity method investment in Mina), net of cash of $104 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Any noncompete agreements signed in conjunction with these acquisitions were accounted for separately from the business acquisition.
Acquisition accounting is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.

The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$683,901
Prepaid expenses and other current assets	1,544
Other long term assets	5,084
Goodwill	132,774
Intangibles	109,298
Accounts payable and accrued expenses	(739,803)
Other current liabilities	(37,249)
Other noncurrent liabilities	(20,413)
Aggregate purchase price	$135,136

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
Acquisition accounting is preliminary (with the exception of Levarti) as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.
The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$13,725
Prepaid expenses and other current assets	4,007
Other long term assets	1,192
Goodwill	161,343
Intangibles	50,145
Accounts payable and accrued expenses	(18,598)
Other current liabilities	(4,960)
Other noncurrent liabilities	(9,282)
Aggregate purchase price	$197,572
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2 - Indefinite	$4,705
Proprietary Technology	5 - 10	11,646
Lodging / Supplier Network	10 - 20	1,402
Customer Relationships	5 - 20	32,392
		$50,145

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2022	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2023
Goodwill	$5,201,435	$132,774	$2,171	$43,670	$5,380,050
As of March 31, 2023 and December 31, 2022, other intangibles consisted of the following (in thousands):

		March 31, 2023			December 31, 2022
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.7	$3,049,204	$(1,396,086)	$1,653,118	$2,922,586	$(1,332,542)	$1,590,044
Trade names and trademarks—indefinite lived	N/A	424,684	—	424,684	419,270	—	419,270
Trade names and trademarks—other	2.0	49,370	(10,931)	38,439	47,939	(9,111)	38,828
Software	6.1	285,447	(223,076)	62,371	278,460	(216,858)	61,602
Non-compete agreements	4.4	80,965	(61,990)	18,975	80,098	(58,868)	21,230
Total other intangibles		$3,889,670	$(1,692,083)	$2,197,587	$3,748,353	$(1,617,379)	$2,130,974

Changes in foreign exchange rates resulted in a $15.8 million increase to the net carrying values of other intangibles in the three months ended March 31, 2023. Amortization expense related to intangible assets for the three months ended March 31, 2023 and 2022 was $57.7 million and $54.9 million, respectively.

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
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	March 31, 2023	December 31, 2022
Term Loan A note payable, net of discounts	$2,937,692	$2,956,053
Term Loan B note payable, net of discounts	1,851,983	1,855,891
Revolving line of credit facilities	720,675	935,000
Other obligations	3,266	2,950
Total notes payable and credit agreements	5,513,616	5,749,894
Securitization Facility	1,284,000	1,287,000
Total notes payable, credit agreements and Securitization Facility	$6,797,616	$7,036,894
Current portion	$2,097,066	$2,314,056
Long-term portion	4,700,550	4,722,838
Total notes payable, credit agreements and Securitization Facility	$6,797,616	$7,036,894
On May 3, 2023, the Company entered into the thirteenth amendment to the Credit Facility. The amendment replaced LIBOR on the term B loan with the Secured Overnight Financing Rate ("SOFR"), plus a SOFR adjustment of 0.10%.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at March 31, 2023.

9. Income Taxes
The Company's effective tax rate was 27.1% and 26.0% for the three months ended March 31, 2023 and 2022, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended March 31, 2023, the effective tax rate was increased by discrete items of $1.6 million incurred from an uncertain tax position related to previous years and tax benefits arising from stock-based compensation previously recorded in pretax income.

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$214,835	$217,952
Denominator for basic earnings per share	73,521	77,737
Dilutive securities	962	1,549
Denominator for diluted earnings per share	74,483	79,286
Basic earnings per share	$2.92	$2.80
Diluted earnings per share	$2.88	$2.75
Diluted earnings per share for the three months ended March 31, 2023 and 2022 excludes the effect of 2.4 million and 2.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended March 31, 2023 and 2022.

11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, the Company updated its segments structure into Fleet, Corporate Payments, Lodging, Brazil and Other, which includes our Gift and Payroll Card businesses. We manage and report our operating results through these four reportable segments which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information. The presentation of segment information has been recast for the prior period to align with this segment presentation for the three months ended March 31, 2023.

The Company’s segment results are as follows for the three month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023[1]	2022
Revenues, net:
Fleet	$372,712	$351,592
Corporate Payments	227,206	183,769
Lodging	122,334	94,576
Brazil	121,744	102,538
Other[2]	57,337	56,766
	$901,333	$789,241
Operating income:
Fleet	$173,532	$167,845
Corporate Payments	75,513	58,207
Lodging	54,563	39,779
Brazil	54,817	37,328
Other[2]	16,770	14,562
	$375,195	$317,721
Depreciation and amortization:
Fleet	$35,086	$34,706
Corporate Payments	20,871	16,349
Lodging	11,398	10,534
Brazil	14,553	13,121
Other[2]	2,324	2,092
	$84,232	$76,802
1Results from Global Reach Group acquired in the first quarter of 2023 are reported in the Corporate Payments segment.
2Other includes Gift and Payroll Card operating segments.

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
The credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. Concentrations of credit and performance risk may exist with counterparties, which includes customers and banking partners, as the Company is engaged in similar activities with similar economic characteristics related to fluctuations in foreign currency rates. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, if the counterparty does not perform under the term of the contract, the contract may be terminated. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815, "Derivatives and Hedging".
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of March 31, 2023 and December 31, 2022 (in millions) is presented in the following table:

	Notional
	March 31, 2023	December 31, 2022
Foreign exchange contracts:
Swaps	$155.1	$160.9
Futures and forwards	19,178.9	15,159.4
Written options	15,302.7	13,701.9
Purchased options	12,228.7	11,474.2
Total	$46,865.4	$40,496.4
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$613.5	$543.1	$273.3	$202.9
Cash collateral	53.9	198.4	53.9	198.4
Total net of cash collateral	$559.6	$344.7	$219.4	$4.5

	December 31, 2022
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$582.2	$540.0	$266.9	$224.7
Cash collateral	56.1	148.2	56.1	148.2
Total net of cash collateral	$526.1	$391.8	$210.8	$76.5
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents and customer deposits in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2023 and December 31, 2022 (in millions):

		March 31, 2023	December 31, 2022
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$204.8	$204.9
Derivative Assets	Other assets	$68.6	$62.0
Derivative Liabilities	Other current liabilities	$164.3	$184.1
Derivative Liabilities	Other noncurrent liabilities	$38.6	$40.6
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts each have a notional value of $500 million. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. At inception, the Company designated these contracts as hedging instruments in accordance with ASC 815, "Derivatives and Hedging." As of March 31, 2023, only one LIBOR-based interest rate swaps remains, with a receive-variable one month LIBOR and a pay-fixed monthly rate of 2.55% based on a notional amount of $500 million and a maturity date of December 19, 2023. On May 4, 2023, the Company amended the remaining LIBOR-based swap. The amendment replaced LIBOR on the swap with one-month term SOFR resulting in a pay-fixed monthly rate of 2.50%, without further changes to the terms of the swap.
During January 2023, the Company entered into five receive-variable, pay-fixed interest rate swap derivative contracts with U.S. dollar notional amounts as follows (in millions):

Notional Amount	Fixed Rates	Maturity Date
$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $5.1 million from accumulated other comprehensive loss to interest expense, net for the three months ended March 31, 2023 related to these interest rate swap contracts.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2023 and December 31, 2022 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		March 31, 2023	December 31, 2022
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$8.3	$12.0
Swap contracts	Other assets	$4.4	$—
Swap contracts	Other noncurrent liabilities	$(8.8)	$—
The estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $20.1 million at March 31, 2023.

Net Investment Hedge

In February 2023, the Company entered into a cross currency interest rate swap that is designated as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro denominated net investments. This contract also creates a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional.
Hedge effectiveness is tested based on changes in the fair value of the cross currency swap due to changes in the USD/euro spot rate. The Company anticipates perfect effectiveness of the designated hedging relationship and records changes in the fair value of the cross currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $1.5 million in interest expense, net for the three months ended March 31, 2023 related to these excluded components. The cross currency interest rate swap designated as a net investment hedge is recorded in Other current liabilities at a fair value of $5.1 million as of March 31, 2023.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	March 31, 2023
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(1,518,640)	$8,990	$(1,509,650)
Other comprehensive income (loss) before reclassifications	81,107	(3,640)	77,467
Amounts reclassified from AOCL	—	(5,089)	(5,089)
Tax effect	—	3,256	3,256
Other comprehensive income (loss)	81,107	(5,473)	75,634
Balance at March 31, 2023	$(1,437,533)	$3,517	$(1,434,016)

	March 31, 2022
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)
Other comprehensive income before reclassifications	182,949	16,094	199,043
Amounts reclassified from AOCL	—	8,148	8,148
Tax effect	—	(6,012)	(6,012)
Other comprehensive income	182,949	18,230	201,179
Balance at March 31, 2022	$(1,258,556)	$(4,881)	$(1,263,437)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.
The following discussion and analysis of our financial condition and results of operations generally discusses the three months ended March 31, 2023 and 2022, with period-over-period comparisons between these periods. A detailed discussion of 2022 items and period-over-period comparisons between the three months ended March 31, 2022 and 2021 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
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
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the extent, severity, duration and outcome of the conflict. We are actively monitoring the situation and assessing its impact on our business, analyzing options as they develop, and are continuing to refine our business continuity plan, which may include the potential disposition of our Russian operations, and crisis response materials designed to mitigate the impact of disruptions to our business. We have signed definitive documents to sell our Russia business, subject to Russian government approval. Although we expect the sale to close near the end of the second quarter of 2023, there is risk that the current sale could be denied or that current terms of the sale could change. There can be no assurance that our plan will successfully mitigate all disruptions. To date we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations. The extent, severity, duration and outcome of the military conflict, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.
Our business in Russia accounted for approximately 3.5% and 9.0% of our consolidated net revenues and net income for the three months ended March 31, 2023, respectively and accounted for approximately 3.3% and 7.2% of our consolidated net revenues and net income for the year ended December 31, 2022, respectively. Our assets in Russia were approximately 2.9% and 3.2% of our consolidated assets at March 31, 2023 and December 31, 2022, respectively. The net book value of our assets in Russia at March 31, 2023 was approximately $234.6 million, of which $224 million is restricted cash. We currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.
Impact of Recent Bank Failures
Recent failures of several financial institutions, including Silicon Valley Bank, have created uncertainty in the global financial markets and a greater focus on the potential failure of other banks in the future. Although we did not experience losses as a result of these failures, we regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could impair our banking partners, which could affect our ability to access our cash or cash equivalents; our ability to provide services to our customers; and our customers' ability to access their cash to fulfill their payment obligations to us, their vendors, and other third parties. The occurrence of these events could negatively affect our business, financial condition and results of operations.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three months ended March 31, 2023 and 2022, (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2023	2022
Revenues, net	$901.3	$789.2
Net income	$214.8	$218.0
Net income per diluted share	$2.88	$2.75

Adjusted Net Income and Adjusted Net Income Per Diluted Share. Set forth below are adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2023 and 2022 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2023	2022
Adjusted net income	$283.1	$289.7
Adjusted net income per diluted share	$3.80	$3.65

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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in three geographies, with 82% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.

In the second quarter of 2022, in order to align with recent changes in the organizational structure and management reporting, we updated our segment structure. The presentation of segment information has been recast for the prior years to align with this segment presentation for 2022. We manage and report our operating results through the following reportable segments, Fleet, Corporate Payments, Lodging, Brazil and Other, which aligns with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

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
Revenues, net, by Segment. For the three months ended March 31, 2023 and 2022, our segments generated the following revenue (in millions).

	Three Months Ended March 31,
	2023		2022
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fleet	$372.7	41%	$351.6	45%
Corporate Payments	227.2	25%	183.8	23%
Lodging	122.3	14%	94.6	12%
Brazil	121.7	14%	102.5	13%
Other	57.3	6%	56.8	7%
Consolidated revenues, net	$901.3	100%	$789.2	100%
*Columns may not calculate due to rounding. Other includes our Gift and Payroll Card businesses.

Segment and solutions reporting have converged to be the same. The Fuel solution is now included with the Fleet segment, with the exception of Brazil fuel which is included in the Brazil segment. Vehicle maintenance, telematics, and Mexico benefits were included in the Other solution category previously, and are now included in the Fleet segment. The Brazil segment includes Brazil benefits from the Other solution category and the Tolls solution category. The Gift and Payroll card solution categories are now included in the Other segment.

Revenues, net by Geography. Revenue by geography for the three months ended March 31, 2023 and 2022, was as follows (in millions):

	Three Months Ended March 31,
(Unaudited)	2023		2022
Revenues, net by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$513.6	57%	$471.8	60%
Brazil	121.7	14%	102.5	13%
United Kingdom	107.7	12%	94.6	12%
Other	158.2	18%	120.3	15%
Consolidated revenues, net	$901.3	100%	$789.2	100%
*Columns may not calculate due to rounding.
We generate revenue in our Fleet segment through a variety of program fees, including transaction fees, card fees, network fees and charges, as well as from interchange. These fees may be charged as fixed amounts, costs plus a mark-up, based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs also include other fees and charges associated with late payments and based on customer credit risk.
In our Corporate Payments segment, the primary measure of volume is spend, the dollar amount of payments processed on behalf of customers through our various networks. We primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our performance obligation in our foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, we recognize revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market.
In our Lodging segment, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the hotel for a given transaction and commissions paid by hotels. We may also charge fees for access to the network and ancillary services provided.
In our Brazil segment, we primarily earn revenue from fixed fees for access to the network and ancillary services provided. We also earn interchange and merchant discounts on certain non-toll products. The primary measure of volume is average monthly tags active during the period.
The remaining revenues represent other solutions in our Gift and Payroll card businesses. In these businesses, we primarily earn revenue from the processing of transactions. We may also charge fixed fees for ancillary services provided.

The following table presents revenue per key performance metric by segment for the three months ended March 31, 2023 and 2022 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended March 31,				Three Months Ended March 31,
(Unaudited)	2023	2022	Change	% Change	2023	2022	Change	% Change
FLEET
'- Revenues, net	$372.7	$351.6	$21.1	6%	$364.6	$352.8	$11.8	3%
'- Transactions	118.6	116.6	2.0	2%	118.6	116.8	1.8	2%
'- Revenues, net per transaction	$3.14	$3.01	$0.13	4%	$3.07	$3.02	$0.05	2%
CORPORATE PAYMENTS
'- Revenues, net	$227.2	$183.8	$43.4	24%	$234.8	$197.4	$37.3	19%
'- Spend volume	$36,526	$27,435	$9,091	33%	$36,526	$29,971	$6,556	22%
'- Revenue, net per spend $	0.62%	0.67%	(0.05)%	(7)%	0.64%	0.66%	(0.02)%	(2)%
LODGING
'- Revenues, net	$122.3	$94.6	$27.8	29%	$122.8	$97.5	$25.3	26%
'- Room nights	9.4	9.0	0.4	4%	9.4	9.1	0.2	2%
'- Revenues, net per room night	$13.07	$10.54	$2.53	24%	$13.13	$10.67	$2.45	23%
BRAZIL
'- Revenues, net	$121.7	$102.5	$19.2	19%	$121.0	$102.5	$18.5	18%
'- Tags (average monthly)	6.5	6.1	0.4	7%	6.5	6.1	0.4	7%
'- Revenues, net per tag	$18.63	$16.74	$1.89	11%	$18.51	$16.74	$1.77	11%
OTHER[1]
'- Revenues, net	$57.3	$56.8	$0.6	1%	$58.2	$56.8	$1.4	2%
'- Transactions	298.0	293.0	5.0	2%	298.0	293.0	5.0	2%
'- Revenues, net per transaction	$0.19	$0.19	$—	(1)%	$0.20	$0.19	$—	1%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$901.3	$789.2	$112.1	14%	$901.4	$807.1	$94.3	12%

[1] Other includes Gift and Payroll Card operating segments.
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
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, and in other locations internationally, including the current conflict between Russia and Ukraine, as discussed elsewhere in this Quarterly Report on Form 10-Q. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 57% and 60% of our revenue in the three months ended March 31, 2023 and 2022, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 12% of revenues, net were directly impacted by changes in fuel price in both the three months ended March 31, 2023 and 2022, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in both the three months ended March 31, 2023 and 2022, respectively.
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
•Interest rates—From January 1, 2022 to May 3, 2023, the U.S. Federal Open Market Committee has increased the benchmark rate ten times for a total rate increase of 5.00%. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our cash investments and debt, particularly in rising interest rate environments. On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. In January 2022 and 2023, $1.0 billion and $500 million, respectively, of our interest rate swaps matured. In January 2023, we entered into five additional swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $1.5 billion of variable rate debt, the sole source of which is due to changes in the SOFR interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one-month term SOFR.
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
Acquisitions and Investments
2023
•In January 2023, we acquired Global Reach, a U.K.-based cross-border payments provider, for approximately $102.9 million.
•In February 2023, we acquired the remainder of Mina Digital Limited, a cloud-based EV charging software platform, and we also acquired Business Gateway AG, a European-based vehicle maintenance provider.
2022
•In November 2022, we completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets for approximately $56.8 million.
•In September 2022, we made an investment of $6.1 million in a U.K. based electric vehicle (EV) search and pay mapping service.
•In September 2022, we completed the acquisition of Plugsurfing, a European EV software and network provider, for $75.8 million.
•In August 2022, we completed the acquisition of Accrualify, an accounts payable (AP) automation software company, for $41.2 million.
•In March 2022, we completed the acquisition of Levarti, a U.S.-based airline software platform company, for $23.7 million.
•In February 2022, we made an investment of $7.8 million in Mina Digital Limited, an EV charging payments business and $5.0 million in an EV data analytics business.
Results from our Levarti acquisition are included in our Lodging segment, results from our Accrualify and Global Reach acquisitions are reported in our Corporate Payments segment, and results from our Plugsurfing, Business Gateway AG, and Mina acquisitions are reported in our Fleet segment, from the date of acquisition.

Results of Operations
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
The following table sets forth selected unaudited consolidated statements of income for the three months ended March 31, 2023 and 2022 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2023	% of Total Revenues, net	Three Months Ended March 31, 2022	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$372.7	41.4%	$351.6	44.5%	$21.1	6.0%
Corporate Payments	227.2	25.2%	183.8	23.3%	43.4	23.6%
Lodging	122.3	13.6%	94.6	12.0%	27.8	29.3%
Brazil	121.7	13.5%	102.5	13.0%	19.2	18.7%
Other	57.3	6.4%	56.8	7.2%	0.6	1.0%
Total revenues, net	901.3	100.0%	789.2	100.0%	112.1	14.2%
Consolidated operating expenses:
Processing	205.0	22.7%	174.2	22.1%	30.8	17.7%
Selling	81.6	9.1%	76.9	9.7%	4.7	6.1%
General and administrative	154.7	17.2%	143.5	18.2%	11.2	7.8%
Depreciation and amortization	84.2	9.3%	76.8	9.7%	7.4	9.7%
Other operating, net	0.7	0.1%	0.1	—%	(0.6)	NM
Operating income	375.2	41.6%	317.7	40.3%	57.5	18.1%
Investment loss	(0.2)	—%	0.2	—%	(0.3)	NM
Other expense, net	0.7	0.1%	0.9	0.1%	(0.1)	NM
Interest expense, net	79.8	8.9%	22.0	2.8%	57.8	262.2%
Provision for income taxes	80.0	8.9%	76.7	9.7%	3.3	4.3%
Net income	$214.8	23.8%	$218.0	27.6%	$(3.1)	(1.4)%

Operating income by segment:
Fleet	$173.5		$167.8		$5.7	3.4%
Corporate Payments	75.5		58.2		17.3	29.7%
Lodging	54.6		39.8		14.8	37.2%
Brazil	54.8		37.3		17.5	46.9%
Other	16.8		14.6		2.2	15.2%
Total operating income	$375.2		$317.7		$57.5	18.1%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated revenues, net
Consolidated revenues were $901.3 million in the three months ended March 31, 2023, an increase of 14.2% compared to the prior period. Consolidated revenues increased primarily due to organic growth of 12% driven by increases in transaction volumes and new sales growth and the impact of acquisitions completed in 2022 and 2023 of approximately $18 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a neutral impact on our consolidated revenues for the three months ended March 31, 2023 over the comparable period in 2022, driven primarily by the favorable impact of fuel prices of approximately $2 million and favorable fuel price spreads of approximately $9 million. These increases were partially offset by unfavorable foreign exchange rates of approximately $11 million, mostly in our U.K. and European businesses.

Consolidated operating income
Operating income was $375.2 million in the three months ended March 31, 2023, an increase of 18.1% compared to the prior period. The increase in operating income was primarily due to organic growth driven by increases in transaction volume, acquisitions completed in 2023 and 2022, the favorable impact of fuel prices of $2 million and the favorable fuel price spreads of approximately $9 million. The increase in operating income was partially offset by additional bad debt of $14 million in the second quarter of 2022 over the comparable prior period and unfavorable movements in foreign exchange rates of $3 million.
Consolidated operating expenses
Processing. Processing expenses were $205.0 million in the three months ended March 31, 2023, an increase of 17.7% compared to the prior period. Increases were primarily due to higher variable expenses driven by larger transaction volumes, incremental bad debt of $14 million and approximately $8 million of expenses related to acquisitions completed in 2022 and 2023. Bad debt expense has increased as customer spend increased due to higher fuel prices and new sales, which tend to have a higher loss rate and higher losses among micro-SMB (small-medium business) customers more severely impacted by negative economic conditions.
Selling. Selling expenses were $81.6 million in the three months ended March 31, 2023, an increase of 6.1% from the prior period. Increases in selling expenses were primarily associated with approximately $5 million of expenses related to acquisitions completed in 2022 and 2023.
General and administrative. General and administrative expenses were $154.7 million in the three months ended March 31, 2023, an increase of 7.8% from the prior period. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2022 and 2023 of approximately $11 million and other increases associated with the growth of our business over the comparable prior period. These increases were partially offset by $6 million of lower stock based compensation expense.
Depreciation and amortization. Depreciation and amortization expenses were $84.2 million in the three months ended March 31, 2023, an increase of 9.7% from the prior period. Increases in depreciation and amortization expenses were primarily due to incremental investments in capital investment expenses, as well as approximately $4 million due to acquisitions completed in 2022 and 2023.
Interest expense, net. Interest expense, net was $79.8 million in the three months ended March 31, 2023, an increase of $57.8 million from the prior period. The increase in interest expense was primarily due to rising interest rates on our borrowings partially offset by benefit of higher cash balances in certain foreign jurisdictions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended March 31,
(Unaudited)	2023	2022
Term loan A	5.98%	1.64%
Term loan B	6.28%	1.89%
Revolving line of credit A & B (USD)	6.01%	1.65%
Revolving line of credit B (GBP)	5.13%	1.92%
We have a portfolio of interest rate swaps which are designated as cash flow hedges and one cross-currency interest rate swap, which is designated as a net investment hedge. During the three months ended March 31, 2023, as a result of these swap contracts, we recorded a benefit to interest expense, net of $6.6 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $80.0 million and 27.1% in the three months ended March 31, 2023, an increase of 4.3% and 4.2%, respectively, from the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended March 31, 2023, the effective tax rate was increased by discrete items of $1.6 million incurred from an uncertain tax position related to previous years and tax benefits arising from stock-based compensation previously recorded in pretax income.

Net income. For the reasons discussed above, our net income decreased to $214.8 million in the three months ended March 31, 2023, a decrease 1.4% from the prior period.
Segment Results
Fleet
Fleet revenues were $372.7 million in the three months ended March 31, 2023, an increase of 6.0% from the prior period. Fleet operating income was $173.5 million in the three months ended March 31, 2023, an increase of 3.4% from the prior period. Fleet revenues and operating income increased primarily due to organic growth of 3% driven by increases in transaction volumes and new sales growth and the impact of acquisitions, which contributed approximately $1 million in revenue, as well as the positive impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact on our Fleet revenues and operating income in the three months ended March 31, 2023 over the prior period of approximately $8 million and $10 million, respectively. This impact was driven primarily by the favorable impact of fuel prices on revenue and operating income of approximately $2 million and favorable fuel price spreads of approximately $9 million, over the comparable prior period. These increases were partially offset by unfavorable changes in foreign exchange rates on revenues and operating income of approximately $3 million and $1 million, respectively, mostly in our U.K. and European businesses, as well as incremental bad debt expense of $17 million.
Corporate Payments
Corporate Payments revenues were $227.2 million in the three months ended March 31, 2023, an increase of 23.6%, from the prior period. Corporate Payments operating income was $75.5 million in the three months ended March 31, 2023, an increase of 29.7% from the prior period. Corporate Payments revenues and operating income increased primarily due to organic growth of 19%, with strong new sales in our AP and cross-border solutions, higher spend volume, as well as the impact of acquisitions which contributed approximately $14 million in revenue. These increases were partially offset by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our Corporate Payments revenues and operating income in the three months ended March 31, 2023 over the comparable prior period of approximately $8 million and $3 million, respectively, driven primarily by unfavorable foreign exchange rates.
Lodging
Lodging revenues were $122.3 million in the three months ended March 31, 2023, an increase of 29.3% from the prior period. Lodging operating income was $54.6 million in the three months ended March 31, 2023, an increase of 37.2% from the prior period. Lodging revenues and operating income increased primarily due to organic growth of 26% driven in our workforce and airline verticals, as well as the impact of acquisitions, which contributed $3 million in revenue.
Brazil
Brazil revenues were $121.7 million in the three months ended March 31, 2023, an increase of 18.7% from the prior period. Brazil operating income was $54.8 million in the three months ended March 31, 2023, an increase of 46.9% from the prior period. Brazil revenues and operating income increased primarily due to organic growth of 18% driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products.
Other
Other revenues were relatively flat at $57.3 million in the three months ended March 31, 2023. Other operating income was $16.8 million in the three months ended March 31, 2023, an increase of 15.2% from the prior period, driven by organic growth in our gift segment, as well as due to the timing of card sales.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the next 12 months and the foreseeable future, based on our current assumptions. At March 31, 2023, we had approximately $2.1 billion in total liquidity, consisting of approximately $0.8 billion available under our Credit Facility (defined below) and unrestricted cash of $1.3 billion. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $224 million to restricted cash as of March 31, 2023. Restricted cash represents primarily customer deposits in our corporate payments businesses in the U.S., cash held in our Russian businesses, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize an accounts receivable Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2023, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the three month periods ended March 31, 2023 and 2022 (in millions).

	Three Months Ended March 31,
(Unaudited)	2023	2022
Net cash provided by (used in) operating activities	$327.7	$(112.3)
Net cash used in investing activities	$(159.0)	$(67.3)
Net cash used in financing activities	$(217.7)	$(49.8)
Operating activities. Net cash provided by operating activities was $327.7 million in the three months ended March 31, 2023, compared to net cash used in operating activities of $112.3 million in the comparable prior period. The increase in operating cash flows was primarily due to favorable movements in working capital in the three months ended March 31, 2023 over the comparable period in 2022.
Investing activities. Net cash used in investing activities was $159.0 million in the three months ended March 31, 2023 compared to $67.3 million in the comparable prior period. The increased use of cash was primarily due to larger acquisitions completed in 2023 over the comparable period in 2022.
Financing activities. Net cash used in financing activities was $217.7 million in the three months ended March 31, 2023, compared to $49.8 million in the comparable prior period. The increase in net cash used by financing activities was primarily due to an increase in net repayments on our credit facility and securitization facility of $606 million, offset by a decrease in repurchases of common stock of $413 million in the three months ended March 31, 2023 over the comparable period in 2022.
Capital spending summary
Our capital expenditures were $36.7 million in the three months ended March 31, 2023, an increase of $5.4 million or 17.0%, from $31.4 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $6.4 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.5 billion, a term loan A facility in the amount of $3.0 billion and a term loan B facility in the amount of $1.9 billion. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving credit facilities A and B is June 24, 2027. The term loan B has a maturity date of April 30, 2028.
On May 3, 2023, we entered into the thirteenth amendment to the Credit Facility. The amendment replaced LIBOR on the term B loan with the Secured Overnight Financing Rate ("SOFR"), plus a SOFR adjustment of 0.10%.
At March 31, 2023, the interest rate on the term loan A was 6.28%, the interest rate on the term loan B was 6.59%, the interest rate on the revolving A and B facilities (USD borrowings) was 6.28%, and the interest rate on the revolving B facility (GBP borrowings) was 5.58%. The unused credit facility fee was 0.25% at March 31, 2023.
At March 31, 2023, we had $2.9 billion in borrowings outstanding on the term loan A, net of discounts, and $1.9 billion in borrowings outstanding on the term loan B, net of discounts and debt issuance costs. We have unamortized debt issuance costs of $4.4 million related to the revolving facilities as of March 31, 2023 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs of $22.7 million related to our term loans at March 31, 2023 recorded in notes payable and other obligations, net of current potion within the Unaudited Consolidated Balance Sheet.
During the three months ended March 31, 2023, we made principal payments of $23.5 million on the term loans and net repayments of $215.3 million on the revolving facilities.
As of March 31, 2023, we were in compliance with each of the covenants under the Credit Agreement.
Cash Flow Hedges
On January 22, 2019, we entered into three swap contracts. One contract (which matured in January 2022) had a notional value of $1.0 billion, one contract (which matured in January 2023) had a notional value of $500 million and the remaining contract, which will mature on December 19, 2023, has a notional value of $500 million. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. For each of these swap contracts, we pay a fixed monthly rate and receive one month LIBOR. On May 4, 2023, we amended the remaining LIBOR-based swap. The amendment replaced LIBOR on the swap with one-month term SOFR resulting in a pay-fixed monthly rate of 2.50%, without further changes to the terms of the swap.
During January 2023, we entered into five receive-variable, pay-fixed interest rate swap derivative contracts with U.S. dollar notional amounts as follows (in millions):

Notional Amount	Fixed Rates	Maturity Date
$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$250	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
We reclassified approximately $5.1 million of gains from accumulated other comprehensive loss into interest income during the three months ended March 31, 2023 related to our cash flow hedges.
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

Hedge effectiveness is tested based on changes in the fair value of the cross currency swap due to changes in the USD/euro spot rate. We anticipate perfect effectiveness of the designated hedging relationship and record changes in the fair value of the cross currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $1.5 million in interest expense, net for the three months ended March 31, 2023 related to these excluded components. The cross currency interest rate swap designated as a net investment hedge is recorded in other current liabilities at a fair value of $5.1 million as of March 31, 2023.
Securitization Facility
We are party to a $1.7 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. We refer to this arrangement as the Securitization Facility. The Securitization Facility matures on August 18, 2025. At March 31, 2023, the interest rate on the Securitization Facility was 5.85%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of March 31, 2023.

Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 1, 2024. On October 25, 2022, we announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through March 31, 2023, 26,327,835 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving us up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of our common stock.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2023, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2022. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Pro forma and macro adjusted revenue and transactions by segment. We define the pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment includes the impact that market fuel price spreads, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions.
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

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by segment to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions)*:

	Revenues, net		Key Performance Metric
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)	2023	2022	2023	2022
FLEET - TRANSACTIONS
Pro forma and macro adjusted	$364.6	$352.8	118.6	116.8
Impact of acquisitions/dispositions	—	(1.3)	—	(0.2)
Impact of fuel prices/spread	10.9	—	—	—
Impact of foreign exchange rates	(2.8)	—	—	—
As reported	$372.7	$351.6	118.6	116.6
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$234.8	$197.4	$36,526	$29,971
Impact of acquisitions/dispositions	—	(13.7)	—	(2,536)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(7.5)	—	—	—
As reported	$227.2	$183.8	$36,526	$27,435
BRAZIL - TAGS
Pro forma and macro adjusted	$121.0	$102.5	6.5	6.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.7	—	—	—
As reported	$121.7	$102.5	6.5	6.1
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$122.8	$97.5	9.4	9.1
Impact of acquisitions/dispositions	—	(2.9)	—	(0.2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.5)	—	—	—
As reported	$122.3	$94.6	9.4	9.0
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$58.2	$56.8	298.0	293.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.8)	—	—	—
As reported	$57.3	$56.8	298.0	293.0

FLEETCOR CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$901.4	$807.1	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(17.9)
Impact of fuel prices/spread[2]	10.8	—
Impact of foreign exchange rates[2]	(10.9)	—
As reported	$901.3	$789.2

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect an estimated $2 million positive impact from fuel prices and approximately $9 million positive impact from fuel price spreads, partially offset by the negative impact of movements in foreign exchange rates of approximately $11 million.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including the impact of discrete tax items, impairment charges, asset write-offs, restructuring and related costs, loss on extinguishment of debt, and legal settlements and regulatory-related legal fees. We adjust net income for the tax effect of adjustments using our effective income tax rate, exclusive of discrete tax items. We calculate adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.

Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, discrete tax items, impairment charges, asset write-offs, restructuring and related costs, losses on extinguishment of debt, and legal settlements and regulatory-related legal fees do not necessarily reflect how our business is performing. We adjust net income for the tax effect of each of these adjustments using our effective income tax rate during the period, exclusive of discrete tax items.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2023	2022
Net income	$214,835	$217,952
Net income per diluted share	$2.88	$2.75
Stock-based compensation	26,096	32,631
Amortization[1]	60,039	57,630
Integration and deal related costs	5,885	6,253
Legal settlements/litigation	344	435
Restructuring, related and other[2] costs	1,298	—
Total pre-tax adjustments	93,662	96,949
Income taxes	(25,416)	(25,241)
Adjusted net income	$283,081	$289,660
Adjusted net income per diluted share	$3.80	$3.65
Diluted shares	74,483	79,286

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes impact of foreign currency transactions; prior amounts were not material (0.4 million) for recast.
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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2023, many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement.
Forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•our ability to successfully execute our strategic plan and portfolio review, manage our growth and achieve our performance targets;
•regulatory measures, voluntary actions, or changes in consumer preferences, that impact our transaction volume, including impacts to supply chain, workforce or other impacts of the coronavirus (including any variants thereof, “COVID-19”); adverse changes in program fees or charges we may collect, whether through legal, regulatory or contractual changes;
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
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; and
•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the Securities and Exchange Commission (SEC) under the Exchange Act and Securities Act. See "Risk Factors" in our Annual Report on

Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2023.
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
This report includes non-GAAP financial measures, which are used by FLEETCOR and investors as supplemental measures to evaluate the overall operating performance of companies in our industry. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. See "Management’s Use of Non-GAAP Financial Measures" elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these GAAP financial measures and a reconciliation to the nearest corresponding GAAP measure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information presented below supplements the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed under the caption "Item 1A. Risk factors" to our annual report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On October 25, 2022, the Company announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through March 31, 2023, 26,327,835 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
The following table presents information as of March 31, 2023, with respect to purchases of common stock of the Company made during the three months ended March 31, 2023 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2023 through January 31, 2023	27,621	$200.24	26,308,529	$1,240,183
February 1, 2023 through February 28, 2023	248	$210.95	26,308,777	$1,240,131
March 1, 2023 through March 31, 2023	19,058	$210.66	26,327,835	$1,236,116

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	FLEETCOR Technologies, Inc. Amended and Restated Bylaws, adopted June 9, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

10.1	Cooperation Agreement, dated as of March 15, 2023, by and among FLEETCOR Technologies, Inc., D.E. Shaw Oculus Portfolios, L.L.C. and D.E. Shaw Valence Portfolios, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 20, 2023)

10.2*	Offer letter, dated February 24, 2023, between FLEETCOR Technologies, Inc. and Tom Panther

10.3*	Thirteenth Amendment to the Credit Agreement, dated as of May 3, 2023 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 10, 2023.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Tom Panther	Chief Financial Officer (Principal Financial Officer)
Tom Panther