Form 10-Q
period 2023-06-30
FLEETCOR TECHNOLOGIES INC
filed 2023-08-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, $0.001 par value	73,957,414

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Six Months Ended June 30, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,254,243	$1,435,163
Restricted cash	1,456,992	854,017
Accounts and other receivables (less allowance for credit losses of $172,080 at June 30, 2023 and $149,846 at December 31, 2022)	2,460,650	2,064,745
Securitized accounts receivable—restricted for securitization investors	1,248,000	1,287,000
Prepaid expenses and other current assets	503,684	465,227
Total current assets	6,923,569	6,106,152
Property and equipment, net	329,146	294,692
Goodwill	5,473,603	5,201,435
Other intangibles, net	2,107,081	2,130,974
Investments	69,721	74,281
Other assets	275,533	281,726
Total assets	$15,178,653	$14,089,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,679,702	$1,568,942
Accrued expenses	392,652	351,936
Customer deposits	2,013,236	1,505,004
Securitization facility	1,248,000	1,287,000
Current portion of notes payable and lines of credit	823,231	1,027,056
Other current liabilities	279,069	303,517
Total current liabilities	6,435,890	6,043,455
Notes payable and other obligations, less current portion	4,678,258	4,722,838
Deferred income taxes	538,832	527,465
Other noncurrent liabilities	262,237	254,009
Total noncurrent liabilities	5,479,327	5,504,312
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 128,454,856 shares issued and 73,950,978 shares outstanding at June 30, 2023; and 127,802,590 shares issued and 73,356,709 shares outstanding at December 31, 2022	128	128
Additional paid-in capital	3,176,562	3,049,570
Retained earnings	7,665,306	7,210,769
Accumulated other comprehensive loss	(1,357,263)	(1,509,650)
Less treasury stock, 54,503,878 shares at June 30, 2023 and 54,445,881 shares at December 31, 2022	(6,221,297)	(6,209,324)
Total stockholders’ equity	3,263,436	2,541,493
Total liabilities and stockholders’ equity	$15,178,653	$14,089,260

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$948,174	$861,278	$1,849,507	$1,650,519
Expenses:
Processing	205,265	185,588	410,232	359,782
Selling	86,412	79,324	168,004	156,213
General and administrative	159,356	147,446	314,040	290,968
Depreciation and amortization	83,676	78,474	167,908	155,276
Other operating, net	815	(34)	1,478	79
Operating income	412,650	370,480	787,845	688,201
Other expenses:
Investment loss (gain)	18	193	(172)	345
Other (income) expense, net	(2,424)	3,564	(1,678)	4,433
Interest expense, net	88,486	23,070	168,281	45,100
Total other expense	86,080	26,827	166,431	49,878
Income before income taxes	326,570	343,653	621,414	638,323
Provision for income taxes	86,868	81,482	166,877	158,200
Net income	$239,702	$262,171	$454,537	$480,123
Earnings per share:
Basic earnings per share	$3.24	$3.42	$6.17	$6.22
Diluted earnings per share	$3.20	$3.35	$6.08	$6.10
Weighted average shares outstanding:
Basic shares	73,887	76,769	73,705	77,250
Diluted shares	75,001	78,239	74,763	78,762

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$239,702	$262,171	$454,537	$480,123
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	59,549	(158,896)	140,656	24,053
Net change in derivative contracts, net of tax	17,204	8,500	11,731	26,730
Total other comprehensive income (loss)	76,753	(150,396)	152,387	50,783
Total comprehensive income	$316,455	$111,775	$606,924	$530,906
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493
Net income	—	—	214,835	—	—	214,835
Other comprehensive income, net of tax	—	—	—	75,634	—	75,634
Acquisition of common stock	—	—	—	—	(9,597)	(9,597)
Stock-based compensation	—	26,096	—	—	—	26,096
Issuance of common stock	—	33,399	—	—	—	33,399
Balance at March 31, 2023	128	3,109,065	7,425,604	(1,434,016)	(6,218,921)	2,881,860
Net income	—	—	239,702	—	—	239,702
Other comprehensive income, net of tax	—	—	—	76,753	—	76,753
Acquisition of common stock	—	—	—	—	(2,376)	(2,376)
Stock-based compensation	—	34,748	—	—	—	34,748
Issuance of common stock	—	32,749	—	—	—	32,749
Balance at June 30, 2023	$128	$3,176,562	$7,665,306	$(1,357,263)	$(6,221,297)	$3,263,436

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580
Net income	—	—	217,952	—	—	217,952
Other comprehensive income, net of tax	—	—	—	201,179	—	201,179
Acquisition of common stock	—	—	—	—	(422,736)	(422,736)
Stock-based compensation	—	32,631	—	—	—	32,631
Issuance of common stock	—	8,810	—	—	—	8,810
Balance at March 31, 2022	127	2,920,192	6,474,394	(1,263,437)	(5,226,860)	2,904,416
Net income	—	—	262,171	—	—	262,171
Other comprehensive loss, net of tax	—	—	—	(150,396)	—	(150,396)
Acquisition of common stock	—	—	—	—	(372,566)	(372,566)
Stock-based compensation	—	34,017	—	—	—	34,017
Issuance of common stock	1	10,026	—	—	—	10,027
Balance at June 30, 2022	$128	$2,964,235	$6,736,565	$(1,413,833)	$(5,599,426)	$2,687,669

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$454,537	$480,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,739	43,783
Stock-based compensation	60,844	66,648
Provision for credit losses on accounts and other receivables	74,418	52,704
Amortization of deferred financing costs and discounts	3,574	4,131
Amortization of intangible assets and premium on receivables	114,169	111,493
Loss on extinguishment of debt	—	1,934
Deferred income taxes	(11,799)	(10,864)
Investment (gain) loss	(172)	345
Other non-cash operating expense, net	1,478	80
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	(365,572)	(1,225,705)
Prepaid expenses and other current assets	78,035	(13,088)
Derivative assets and liabilities, net	(14,611)	20,576
Other assets	29,397	(1,283)
Accounts payable, accrued expenses and customer deposits	348,643	510,976
Net cash provided by operating activities	826,680	41,853
Investing activities
Acquisitions, net of cash acquired	(126,694)	(33,744)
Purchases of property and equipment	(78,922)	(66,629)
Other	4,401	—
Net cash used in investing activities	(201,215)	(100,373)
Financing activities
Proceeds from issuance of common stock	66,148	18,837
Repurchase of common stock	(11,973)	(795,302)
Borrowings on securitization facility, net	(39,000)	482,000
Deferred financing costs	—	(337)
Proceeds from notes payable	—	3,000,000
Principal payments on notes payable	(47,000)	(2,777,000)
Borrowings from revolver	4,351,000	1,550,000
Payments on revolver	(4,817,000)	(1,356,000)
Borrowings on swing line of credit, net	255,750	194
Other	264	—
Net cash (used in) provided by financing activities	(241,811)	122,392
Effect of foreign currency exchange rates on cash	38,401	41,866
Net increase in cash and cash equivalents and restricted cash	422,055	105,738
Cash and cash equivalents and restricted cash, beginning of period	2,289,180	2,250,695
Cash and cash equivalents and restricted cash, end of period	$2,711,235	$2,356,433
Supplemental cash flow information
Cash paid for interest	$215,850	$73,323
Cash paid for income taxes	$238,769	$215,653

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2023
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of June 30, 2023 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the ongoing conflict between Russia and Ukraine, the impact of changes to monetary policy, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains and losses, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income, for the three and six months ended June 30, 2023 and 2022 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange gains (losses)	$0.9	$(1.8)	$0.2	$(2.2)
The Company recorded foreign currency gains on long-term intra-entity transactions included as a component of foreign currency translation gains, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency gains on long-term intra-entity transactions	$7.4	$10.3	$12.3	$156.3
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Restricted cash primarily represents a) customer deposits repayable on demand, b) collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and c) collateral posted with banks for hedging positions in our cross-border payments business. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $216.5 million to restricted cash as of June 30, 2023.

Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend categories, including Fleet, Corporate Payments, Lodging, Brazil and Other (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 86% and 87% of total consolidated revenues, net, for the three and six months ended June 30, 2023, respectively. The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 6% of total consolidated revenues, net for the three and six months ended June 30, 2023. In addition, in its cross-border payments business, the Company writes foreign currency forward and option derivative contracts for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging." Net revenues from realized and unrealized gains and losses related to these derivative contracts represent approximately 8% and 7% of total consolidated revenues for the three and six months ended June 30, 2023, respectively. Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue".
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. The Company's solutions have been merged to align with its segments. Revenue by solution (in millions) for the three and six months ended June 30, was as follows:

Revenues, net by Solution*	Three Months Ended June 30,				Six Months Ended June 30,
	2023	%	2022	%	2023	%	2022	%
Fleet	$382.6	40%	$377.4	44%	$755.3	41%	$729.0	44%
Corporate Payments	247.0	26%	189.7	22%	474.2	26%	373.5	23%
Lodging	136.6	14%	116.9	14%	258.9	14%	211.5	13%
Brazil	126.1	13%	111.8	13%	247.8	13%	214.4	13%
Other	56.0	6%	65.5	8%	113.3	6%	122.3	7%
Consolidated revenues, net	$948.2	100%	$861.3	100%	$1,849.5	100%	$1,650.5	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and six months ended June 30, was as follows:

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2023	%	2022	%	2023	%	2022	%
United States	$534.7	56%	$527.7	61%	$1,048.4	57%	$999.5	61%
Brazil	126.1	13%	111.8	13%	247.8	13%	214.4	13%
United Kingdom	111.2	12%	93.4	11%	218.9	12%	188.0	11%
Other	176.2	19%	128.4	15%	334.4	18%	248.7	15%
Consolidated revenues, net	$948.2	100%	$861.3	100%	$1,849.5	100%	$1,650.5	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $50.8 million and $57.7 million as of June 30, 2023 and December 31, 2022, respectively. We expect to recognize approximately $33.6 million of these amounts in revenues within 12 months and the remaining $17.2 million over the next five years as of June 30, 2023. Revenue recognized in the six months ended June 30, 2023 that was included in the deferred revenue contract liability as of December 31, 2022 was approximately $25.8 million.

Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to our spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023			December 31, 2022
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,200.8	$(3,022.6)	$178.2	$2,409.8	$(2,266.0)	$143.8
Liabilities
Accounts Payable	$3,093.4	$(3,022.6)	$70.8	$2,332.5	$(2,266.0)	$66.5
Reclassifications and Adjustments
Certain disclosures for prior periods have been reclassified to conform with current year presentation, including the breakout of derivatives assets and liabilities, net within the Consolidated Statements of Cash Flows, and the presentation of disaggregated revenues by solution to align with our revenues by segment presentation.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Gross domestic accounts receivable	$1,158,555	$985,873
Gross domestic securitized accounts receivable	1,248,000	1,287,000
Gross foreign receivables	1,474,175	1,228,718
Total gross receivables	3,880,730	3,501,591
Less allowance for credit losses	(172,080)	(149,846)
Net accounts and securitized accounts receivables	$3,708,650	$3,351,745
The Company maintains a $1.7 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility primarily relate to trade receivables resulting from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers in the form of a legal sale certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC (Funding), a wholly-owned bankruptcy remote subsidiary. In turn, Funding transfers in the form of a legal sale, without recourse, on a revolving basis, an undivided percentage ownership interest in this pool of accounts receivable to unrelated transferees i.e., multi-seller banks and asset-backed commercial paper conduits. Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits are generally financed with the sale of highly-rated commercial paper.
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

A roll forward of the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	2023	2022
Allowance for credit losses beginning of period	$149,846	$98,719
Provision for credit losses	74,418	52,704
Write-offs	(65,167)	(33,416)
Recoveries	5,943	4,350
Impact of foreign currency	7,040	2,481
Allowance for credit losses end of period	$172,080	$124,838
The provision for credit losses and write-offs increased during the six months ended June 30, 2023, as customer spend increased due to new sales and higher fuel prices. These new customers tend to have higher loss rates. Additionally, the Company experienced higher losses among micro-SMB (small-medium business) customers who were more severely impacted by negative economic conditions.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Repurchase agreements	$550,268	$—	$550,268	$—
Money market	138,578	—	138,578	—
Certificates of deposit	58,382	—	58,382	—
Treasury bills	48,926	—	48,926	—
Interest rate swaps	29,753	—	29,753	—
Foreign exchange contracts	259,642	—	259,642	—
Total assets	$1,085,549	$—	$1,085,549	$—
Cash collateral for foreign exchange contracts	$41,832
Liabilities:
Cross-currency interest rate swap	8,053	—	8,053	—
Foreign exchange contracts	202,853	—	202,853	—
Total liabilities	$210,906	$—	$210,906	$—
Cash collateral obligation for foreign exchange contracts	$165,475

December 31, 2022
Assets:
Repurchase agreements	$444,216	$—	$444,216	$—
Money market	37,821	—	37,821	—
Certificates of deposit	181	—	181	—
Interest rate swaps	11,953	—	11,953	—
Foreign exchange contracts	266,917	—	266,917	—
Total assets	$761,088	$—	$761,088	$—
Cash collateral for foreign exchange contracts	$56,103
Liabilities:
Foreign exchange contracts	224,725	—	224,725	—
Total liabilities	$224,725	$—	$224,725	$—
Cash collateral obligation for foreign exchange contracts	$148,167
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, repurchase agreements, money markets and certificates of deposit and Treasury bills, with purchased maturities ranging from overnight to 90 days or less. The value of overnight repurchase agreements is determined based upon the quoted market prices for the securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit and certain U.S. Treasury bills are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits liability in our Consolidated Balance Sheet at June 30, 2023 and December 31, 2022. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheet at June 30, 2023 and December 31, 2022.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for June 30, 2023 and December 31, 2022.

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
The Company's derivatives are over-the-counter instruments with liquid markets. The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. See Note 13 for additional information on the fair value of the Company’s derivatives.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $69.7 million at June 30, 2023.
The fair value of the Company’s cash, accounts receivable, securitized accounts receivable and related facility, prepaid expenses and other current assets, accounts payable, accrued expenses, customer deposits and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The carrying value of the Company’s debt obligations approximates fair value as the interest rates on the debt are variable market based interest rates that reset on a monthly basis. These are each Level 2 fair value measurements, except for cash, which is a Level 1 fair value measurement.
4. Stockholders' Equity
The Company announced on February 4, 2016 that its Board of Directors (the "Board") approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On October 25, 2022, the Company announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through June 30, 2023, 26,338,904 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based payments recognized in the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$4,611	$18,287	$13,561	$36,125
Restricted stock	30,137	15,730	47,283	30,523
Stock-based compensation	$34,748	$34,017	$60,844	$66,648
The tax benefits recorded on stock-based compensation and upon the exercises of options were $6.3 million and $20.0 million for the six months ended June 30, 2023 and 2022, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of June 30, 2023 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$42,202	2.48
Restricted stock	90,600	0.92
Total	$132,802

Stock Options
The following summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2023 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,301	$188.12	3,512	$159.46		$113,681
Granted	186	203.36			$67.47
Exercised	(401)	158.02				$22,968
Forfeited	(77)	242.12
Outstanding at June 30, 2023	5,009	$190.27	3,383	$164.87		$316,912
Expected to vest as of June 30, 2023	775	$223.27
The aggregate intrinsic value of stock options exercisable at June 30, 2023 was $293.7 million. The weighted average remaining contractual term of options exercisable at June 30, 2023 was 3.6 years.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units for the six months ended June 30, 2023 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	435	$237.68
Granted	438	213.09
Issued	(251)	239.09
Cancelled	(17)	234.49
Outstanding at June 30, 2023	605	$219.39

6. Acquisitions
2023 Acquisitions
During the six months ended June 30, 2023, the Company acquired Global Reach Group, a UK-based global cross-border provider, Mina Digital Limited, a cloud-based electric vehicle charging software platform, and Business Gateway AG, a service, maintenance and repair technology provider, each providing incremental geographic expansion of our products. The aggregate purchase price of these acquisitions was approximately $135.1 million (inclusive of $8.5 million previously-held equity method investment in Mina), net of cash of $104 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Any noncompete agreements signed in conjunction with these acquisitions were accounted for separately from the business acquisition.
Acquisition accounting is preliminary as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.

The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$13,758
Prepaid expenses and other current assets	118,079
Other long term assets	9,364
Goodwill	178,865
Intangibles	60,425
Accounts payable and accrued expenses	(86,458)
Other current liabilities	(138,672)
Other noncurrent liabilities	(20,225)
Aggregate purchase price	$135,136
The table above reflects certain measurement period adjustments made during the three months ended June 30, 2023 to conform to the Company's financial statement presentation. Results from the Global Reach Group are included in the Company's Corporate Payments segment and the results for Mina Digital Limited and Business Gateway AG are included in the Company's Fleet segment.
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
The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$13,725
Prepaid expenses and other current assets	4,007
Other long term assets	1,192
Goodwill	161,048
Intangibles	50,145
Accounts payable and accrued expenses	(18,303)
Other current liabilities	(4,960)
Other noncurrent liabilities	(9,282)
Aggregate purchase price	$197,572
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2 - Indefinite	$4,705
Proprietary Technology	5 - 10	11,646
Lodging / Supplier Network	10 - 20	1,402
Customer Relationships	5 - 20	32,392
		$50,145

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2022	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2023
Goodwill	$5,201,435	$178,865	$1,877	$91,426	$5,473,603
As of June 30, 2023 and December 31, 2022, other intangibles consisted of the following (in thousands):

		June 30, 2023			December 31, 2022
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.0	$3,018,396	$(1,456,299)	$1,562,097	$2,922,586	$(1,332,542)	$1,590,044
Trade names and trademarks—indefinite lived	N/A	431,170	—	431,170	419,270	—	419,270
Trade names and trademarks—other	1.9	50,329	(12,584)	37,745	47,939	(9,111)	38,828
Software	6.0	289,198	(229,852)	59,346	278,460	(216,858)	61,602
Non-compete agreements	4.3	82,166	(65,443)	16,723	80,098	(58,868)	21,230
Total other intangibles		$3,871,259	$(1,764,178)	$2,107,081	$3,748,353	$(1,617,379)	$2,130,974

Changes in foreign exchange rates resulted in a $29.6 million increase to the net carrying values of other intangibles in the six months ended June 30, 2023. Amortization expense related to intangible assets for the six months ended June 30, 2023 and 2022 was $113.3 million and $109.9 million, respectively.
8. Debt
The Company is party to a $6.4 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"). The Credit Agreement includes a term loan A, a term loan B, and a revolving credit facility. As noted in footnote 2, the Company is also party to the Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	June 30, 2023	December 31, 2022
Term Loan A note payable, net of discounts	$2,919,328	$2,956,053
Term Loan B note payable, net of discounts	1,848,072	1,855,891
Revolving line of credit facilities	731,749	935,000
Other obligations	2,340	2,950
Total notes payable and credit agreements	5,501,489	5,749,894
Securitization Facility	1,248,000	1,287,000
Total notes payable, credit agreements and Securitization Facility	$6,749,489	$7,036,894
Current portion	$2,071,231	$2,314,056
Long-term portion	4,678,258	4,722,838
Total notes payable, credit agreements and Securitization Facility	$6,749,489	$7,036,894
On May 3, 2023, the Company entered into the thirteenth amendment to the Credit Facility. The amendment replaced LIBOR on the term B loan with the Secured Overnight Financing Rate ("SOFR"), plus a SOFR adjustment of 0.10%.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at June 30, 2023.

9. Income Taxes
The Company's effective tax rate was 26.6% and 23.7% for the three months ended June 30, 2023 and 2022, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended June 30, 2023 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes.
10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$239,702	$262,171	$454,537	$480,123
Denominator for basic earnings per share	73,887	76,769	73,705	77,250
Dilutive securities	1,114	1,470	1,058	1,512
Denominator for diluted earnings per share	75,001	78,239	74,763	78,762
Basic earnings per share	$3.24	$3.42	$6.17	$6.22
Diluted earnings per share	$3.20	$3.35	$6.08	$6.10
Diluted earnings per share for the three months ended June 30, 2023 and 2022 excludes the effect of 2.2 million and 2.3 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended June 30, 2023 and 2022.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through four reportable segments: Fleet, Corporate Payments, Lodging and Brazil. The remaining results are included within Other, which includes our Gift and Payroll Card businesses. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

The Company’s segment results are as follows for the three and six month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023[1]	2022	2023[1]	2022
Revenues, net:
Fleet	$382,609	$377,361	$755,321	$728,954
Corporate Payments	246,952	189,699	474,158	373,467
Lodging	136,564	116,900	258,898	211,476
Brazil	126,081	111,825	247,825	214,362
Other[2]	55,968	65,493	113,305	122,260
	$948,174	$861,278	$1,849,507	$1,650,519
Operating income:
Fleet	$183,657	$186,790	$357,189	$354,635
Corporate Payments	91,755	65,859	167,268	124,066
Lodging	68,246	58,559	122,809	98,339
Brazil	52,802	41,617	107,619	78,945
Other[2]	16,190	17,655	32,960	32,216
	$412,650	$370,480	$787,845	$688,201
Depreciation and amortization:
Fleet	$35,906	$34,927	$70,992	$69,634
Corporate Payments	18,277	16,724	39,148	33,072
Lodging	11,661	10,321	23,059	20,855
Brazil	15,522	14,288	30,075	27,409
Other[2]	2,310	2,214	4,634	4,306
	$83,676	$78,474	$167,908	$155,276
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
FTC Investigation
In October 2017, the Federal Trade Commission ("FTC") issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC. On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. Following mediation, both parties have filed proposed orders with the Court. On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. In the parallel Section 5 administrative action, the FTC moved to lift the stay on June 20, 2023; the Company filed its brief in opposition to lifting the stay on July 3, 2023. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of June 30, 2023 and December 31, 2022 (in millions) is presented in the following table:

	Notional
	June 30, 2023	December 31, 2022
Foreign exchange contracts:
Swaps	$157.3	$160.9
Futures and forwards	18,717.5	15,159.4
Written options	18,092.6	13,701.9
Purchased options	14,477.0	11,474.2
Total	$51,444.4	$40,496.4
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$587.0	$530.2	$259.6	$202.9
Cash collateral	41.8	165.5	41.8	165.5
Total net of cash collateral	$545.2	$364.7	$217.8	$37.4

	December 31, 2022
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$582.2	$540.0	$266.9	$224.7
Cash collateral	56.1	148.2	56.1	148.2
Total net of cash collateral	$526.1	$391.8	$210.8	$76.5
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2023 and December 31, 2022 (in millions):

		June 30, 2023	December 31, 2022
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$182.5	$204.9
Derivative Assets	Other assets	$77.1	$62.0
Derivative Liabilities	Other current liabilities	$144.9	$184.1
Derivative Liabilities	Other noncurrent liabilities	$58.0	$40.6
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). One contract (which matured in January 2022) had a notional value of $1.0 billion, while the other two contracts (with maturity dates of January 2023 and December 2023) each had a notional value of $500 million. The objective of these swap contracts was to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. At inception, the Company designated these contracts as hedging instruments in accordance with ASC 815, "Derivatives and Hedging."
During January 2023, the Company entered into five receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $1.5 billion as shown disaggregated in the table below.
On May 4, 2023, the Company amended the remaining LIBOR-based interest rate swap with a notional amount of $500 million from one-month term LIBOR of 2.55% to one-month term SOFR of 2.50%, without further changes to the terms of the swap. The Company applied certain expedients provided in ASU No. 2020-04, Reference Rate Reform (Topic 848), related to changes in critical terms of the hedging relationships due to reference rate reform, which allowed the change in critical terms without dedesignation of the hedging relationship.
As of June 30, 2023, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Fixed Rates	Maturity Date
$500	2.50%	12/19/2023
$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $12.4 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the six months ended June 30, 2023 related to these interest rate swap contracts.
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

The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2023 and December 31, 2022 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		June 30, 2023	December 31, 2022
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$28.2	$12.0
Swap contracts	Other assets	$1.6	$—
As of June 30, 2023, the estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $28.2 million.
In August 2023, the Company entered into eight new interest rate swap contracts totaling $2.0 billion, as summarized in the table below (in millions):

Notional Amount	Fixed Rates	Maturity Date
$100	4.35%	7/31/2026
$250	4.40%	7/31/2026
$250	4.40%	7/31/2026
$400	4.33%	7/31/2026
$250	4.29%	1/31/2027
$250	4.29%	1/31/2027
$250	4.19%	7/31/2027
$250	4.19%	7/31/2027
The objective of these contracts is to eliminate the variability of cash flows in interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month term SOFR.
Net Investment Hedge
In February 2023, the Company entered into a cross currency interest rate swap that is designated as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro-denominated net investments. This contract also creates a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional.
Hedge effectiveness is tested based on changes in the fair value of the cross currency swap due to changes in the USD/euro spot rate. The Company anticipates perfect effectiveness of the designated hedging relationship and records changes in the fair value of the cross currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $3.9 million in interest expense, net for the six months ended June 30, 2023 related to these excluded components. The cross currency interest rate swap designated as a net investment hedge is recorded in Other current liabilities at a fair value of $8.1 million as of June 30, 2023.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax, for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	June 30, 2023
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(1,518,640)	$8,990	$(1,509,650)
Other comprehensive income before reclassifications	140,656	26,540	167,196
Amounts reclassified from AOCL	—	(12,392)	(12,392)
Tax effect	—	(2,417)	(2,417)
Other comprehensive income, net of tax	140,656	11,731	152,387
Balance at June 30, 2023	$(1,377,984)	$20,721	$(1,357,263)

	June 30, 2022
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)
Other comprehensive income before reclassifications	24,053	22,871	46,924
Amounts reclassified from AOCL	—	12,674	12,674
Tax effect	—	(8,815)	(8,815)
Other comprehensive income, net of tax	24,053	26,730	50,783
Balance at June 30, 2022	$(1,417,452)	$3,619	$(1,413,833)

15. Subsequent Event
Russia
During the second quarter of 2023, the Company signed definitive documents to sell its Russia business. At June 30, 2023, the sale was not considered probable due to continued uncertainty regarding regulatory approvals and ongoing discussions regarding the nature and timing of deal completion. As such, the assets and liabilities associated with the Company's Russian business were not classified as held for sale as of June 30, 2023. During August 2023, the Company received the outstanding regulatory approvals. Pending the resolution of remaining elements of the transaction, including funding requirements, the Company expects the sale to close during the third quarter of 2023. The business in Russia accounted for approximately 3.4% and 8.7% of our consolidated net revenues and net income for the six months ended June 30, 2023, respectively, and accounted for approximately 3.3% and 7.2% of consolidated net revenues and net income for the year ended December 31, 2022, respectively. Assets in Russia were approximately 2.6% and 3.2% of consolidated assets at June 30, 2023 and December 31, 2022, respectively.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and six months ended June 30, 2023 and 2022, with period-over-period comparisons between these periods. A detailed discussion of 2022 items and period-over-period comparisons between the three and six months ended June 30, 2022 and 2021 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
Executive Overview
FLEETCOR trades on the New York Stock Exchange under the ticker FLT. FLEETCOR is a leading global business payments company that helps businesses spend less by enabling them to better manage their expense-related purchasing and vendor payments processes. FLEETCOR’s smarter payment and spend management solutions are delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide businesses with a better way to pay.
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
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the extent, severity, duration and outcome of the conflict. We are actively monitoring the situation and assessing its impact on our business, analyzing options as they develop, and are continuing to refine our business continuity plan, which includes the potential disposition of our Russian operations, and crisis response materials designed to mitigate the impact of disruptions to our business. Further, there can be no assurance that our plan will successfully mitigate all disruptions. To date we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations. The extent, severity, duration and outcome of the military conflict, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.
During the second quarter of 2023, we signed definitive documents to sell our Russia business. At June 30, 2023, the pending sale was not considered probable due to continued uncertainty regarding regulatory approvals and ongoing discussions regarding the nature and timing of deal completion. As such, the assets and liabilities associated with our Russian business were not classified as held for sale as of June 30, 2023. During August 2023, we received the outstanding regulatory approvals. Pending the resolution of remaining elements of the transaction, including funding requirements, we expect the sale to close during the third quarter of 2023. Our business in Russia accounted for approximately 3.4% and 8.7% of our consolidated net revenues and net income for the six months ended June 30, 2023, respectively, and accounted for approximately 3.3% and 7.2% of our consolidated net revenues and net income for the year ended December 31, 2022, respectively. Our assets in Russia were approximately 2.6% and 3.2% of our consolidated assets at June 30, 2023 and December 31, 2022, respectively. The net book value of our assets in Russia at June 30, 2023 was approximately $219.7 million, of which $216.5 million is restricted cash. We currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Fleet segment.
Impact of Recent Bank Failures
Recent failures of several financial institutions have created uncertainty in the global financial markets and a greater focus on the potential failure of other banks in the future. Although we did not experience losses as a result of these failures, we regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit or the equivalent outside the U.S. A disruption in financial markets could impair our banking partners, which could affect our ability to access our cash or cash equivalents; our ability to provide services to our customers; and our customers' ability to access their cash to fulfill their payment obligations to us, their vendors, and other third parties. The occurrence of these events could negatively affect our business, financial condition and results of operations.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and six months ended June 30, 2023 and 2022, (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Revenues, net	$948.2	$861.3	$1,849.5	$1,650.5
Net income	$239.7	$262.2	$454.5	$480.1
Net income per diluted share	$3.20	$3.35	$6.08	$6.10

Adjusted Net Income, Adjusted Net Income Per Diluted Share, EBITDA and EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin for the three and six months ended June 30, 2023 and 2022 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Adjusted net income	$314.3	$326.1	$597.4	$615.8
Adjusted net income per diluted share	$4.19	$4.17	$7.99	$7.82
EBITDA	$497.1	$448.9	$957.2	$843.6
EBITDA margin	52.4%	52.1%	51.8%	51.1%

Adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin are supplemental non-GAAP financial measures of operating performance. See the heading entitled "Management’s Use of Non-GAAP Financial Measures" for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We use adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance and are not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures.

Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in three geographies, with 81% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.

The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through four reportable segments: Fleet, Corporate Payments, Lodging, and Brazil. The remaining results are included within Other, which includes our Gift and Payroll Card businesses. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

To help facilitate an understanding of our solutions around the world, we describe them in two primary categories: Vehicle and Mobility solutions and Corporate Payments solutions. Our Vehicle and Mobility solutions are purpose-built to enable our business and consumer customers to pay for vehicle and mobility-related expenses, while providing greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our Vehicle and Mobility solutions include fuel, lodging, tolls and other complementary products. Our Corporate Payments solutions simplify and automate vendor payments and are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage B2B payment processing more efficiently with our suite of corporate payment solutions, including AP automation, virtual cards, cross-border, and purchasing and T&E cards. We provide other payments solutions that are not considered within our Vehicle and Mobility and Corporate Payments solutions, including Gift and Payroll Card.

Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue". See “Results of Operations” for additional segment information.
Revenues, net, by Segment. For the three and six months ended June 30, 2023 and 2022, our segments generated the following revenue (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fleet	$382.6	40%	$377.4	44%	$755.3	41%	$729.0	44%
Corporate Payments	247.0	26%	189.7	22%	474.2	26%	373.5	23%
Lodging	136.6	14%	116.9	14%	258.9	14%	211.5	13%
Brazil	126.1	13%	111.8	13%	247.8	13%	214.4	13%
Other	56.0	6%	65.5	8%	113.3	6%	122.3	7%
Consolidated revenues, net	$948.2	100%	$861.3	100%	$1,849.5	100%	$1,650.5	100%
*Columns may not calculate due to rounding. Other includes our Gift and Payroll Card businesses.

Segment and solutions reporting have converged to be the same. The Fuel solution is now included with the Fleet segment, with the exception of Brazil fuel which is included in the Brazil segment. Vehicle maintenance, telematics, and Mexico benefits were included in the Other solution category previously, and are now included in the Fleet segment. The Brazil segment includes Brazil benefits from the Other solution category and the Tolls solution category. The Gift and Payroll Card solution categories are now included in Other.
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
In our Corporate Payments segment, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our performance obligation in our foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, we recognize revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market.
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
Revenues, net by Geography. Revenue by geography for the three and six months ended June 30, 2023 and 2022, was as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2023		2022		2023		2022
Revenues, net by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$534.7	56%	$527.7	61%	$1,048.4	57%	$999.5	61%
Brazil	126.1	13%	111.8	13%	247.8	13%	214.4	13%
United Kingdom	111.2	12%	93.4	11%	218.9	12%	188.0	11%
Other	176.2	19%	128.4	15%	334.4	18%	248.7	15%
Consolidated revenues, net	$948.2	100%	$861.3	100%	$1,849.5	100%	$1,650.5	100%
*Columns may not calculate due to rounding.

Organic Revenues, net by Segment and KPI. The following table presents organic revenue growth by segment and per key performance metric for the three months ended June 30, 2023 and 2022 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2023	2022	Change	% Change	2023	2022	Change	% Change
FLEET
'- Revenues, net	$382.6	$377.4	$5.2	1%	$399.9	$378.9	$21.0	6%
'- Transactions	124.0	122.5	1.5	1%	124.0	122.9	1.0	1%
'- Revenues, net per transaction	$3.09	$3.08	$0.01	—%	$3.23	$3.08	$0.14	5%
CORPORATE PAYMENTS
'- Revenues, net	$247.0	$189.7	$57.3	30%	$249.9	$204.6	$45.3	22%
'- Spend volume	36,041	28,836	7,205	25%	36,041	31,251	4,789	15%
'- Revenue, net per spend $	0.69%	0.66%	0.03%	4%	0.69%	0.65%	0.04%	6%
LODGING
'- Revenues, net	$136.6	$116.9	$19.7	17%	$136.7	$119.5	$17.2	14%
'- Room nights	9.3	9.5	(0.2)	(2)%	9.3	9.7	(0.4)	(4)%
'- Revenues, net per room night	$14.65	$12.30	$2.35	19%	$14.67	$12.35	$2.32	19%
BRAZIL
'- Revenues, net	$126.1	$111.8	$14.3	13%	$128.6	$111.8	$16.8	15%
'- Tags (average monthly)	6.6	6.1	0.4	7%	6.6	6.1	0.4	7%
'- Revenues, net per tag	$19.21	$18.22	$0.99	5%	$19.59	$18.22	$1.37	8%
OTHER[1]
'- Revenues, net	$56.0	$65.5	$(9.5)	(15)%	$56.2	$65.5	$(9.3)	(14)%
'- Transactions	269.8	287.5	(17.7)	(6)%	269.8	287.5	(17.7)	(6)%
'- Revenues, net per transaction	$0.21	$0.23	$(0.02)	(9)%	$0.21	$0.23	$(0.02)	(8)%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$948.2	$861.3	$86.9	10%	$971.3	$880.3	$91.0	10%

[1] Other includes Gift and Payroll Card operating segments.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by solution and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP.

* Columns may not calculate due to rounding.
Organic revenue growth is a supplemental non-GAAP financial measure of operating performance. Organic revenue growth is calculated as revenue in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. See the heading entitled "Management’s Use of Non-GAAP Financial Measures" for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We believe that organic revenue growth on a macro-neutral, one-time item, and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of FLEETCOR.
Revenue per relevant key performance indicator (KPI), which may include transaction, spend volume, monthly tags, room nights, or other metrics, can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel price spreads. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See "Results of Operations" for further discussion.
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
•General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation and bonuses) for our finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses, and other corporate-level expenses.
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
•Interest expense, net—Our interest expense, net includes interest expense on our outstanding debt, interest income on our cash and cash equivalents balances and interest on our interest rate swaps.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble, relative to the U.S. dollar. Approximately 57% and 61% of our revenue in the six months ended June 30, 2023 and 2022, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in the three months ended June 30, 2023 and 2022, respectively. We estimate approximately 11% and 12% of revenues, net were directly impacted by changes in fuel price in the six months ended June 30, 2023 and 2022, respectively.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in both the three months ended June 30, 2023 and 2022, respectively. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in both the six months ended June 30, 2023 and 2022, respectively.
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
•Interest rates—From January 1, 2022 to July 26, 2023, the U.S. Federal Open Market Committee has increased the benchmark rate eleven times for a total rate increase of 5.25%. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our cash investments and debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we paid a fixed monthly rate and received one month LIBOR. In January 2022 and 2023, $1.0 billion and $500 million, respectively, of our interest rate swaps matured. On May 4, 2023, we amended the remaining LIBOR-based swap. The amendment replaced LIBOR on the swap with one-month term SOFR resulting in a pay-fixed monthly rate of 2.50%, without further changes to the terms of the swap. In January 2023, we entered into five swap contracts totaling $1.5 billion. In August 2023, we entered into eight additional interest rate swap contracts totaling $2.0 billion. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in the SOFR interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one-month term SOFR.
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
•In February 2023, we acquired the remainder of Mina Digital Limited, a cloud-based EV charging software platform, and we also acquired Business Gateway AG, a European-based vehicle maintenance provider for approximately $32.2 million.
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
Results of Operations
Three months ended June 30, 2023 compared to the three months ended June 30, 2022
The following table sets forth selected unaudited consolidated statements of income for the three months ended June 30, 2023 and 2022 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2023	% of Total Revenues, net	Three Months Ended June 30, 2022	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$382.6	40.4%	$377.4	43.8%	$5.2	1.4%
Corporate Payments	247.0	26.0%	189.7	22.0%	57.3	30.2%
Lodging	136.6	14.4%	116.9	13.6%	19.7	16.8%
Brazil	126.1	13.3%	111.8	13.0%	14.3	12.7%
Other	56.0	5.9%	65.5	7.6%	(9.5)	(14.5)%
Total revenues, net	948.2	100.0%	861.3	100.0%	86.9	10.1%
Consolidated operating expenses:
Processing	205.3	21.6%	185.6	21.5%	19.7	10.6%
Selling	86.4	9.1%	79.3	9.2%	7.1	8.9%
General and administrative	159.4	16.8%	147.4	17.1%	11.9	8.1%
Depreciation and amortization	83.7	8.8%	78.5	9.1%	5.2	6.6%
Other operating, net	0.8	0.1%	—	—%	0.8	NM
Operating income	412.7	43.5%	370.5	43.0%	42.2	11.4%
Investment gain	—	—%	0.2	—%	(0.2)	NM
Other expense, net	(2.4)	(0.3)%	3.6	0.4%	(6.0)	NM
Interest expense, net	88.5	9.3%	23.1	2.7%	65.4	283.6%
Provision for income taxes	86.9	9.2%	81.5	9.5%	5.4	6.6%
Net income	$239.7	25.3%	$262.2	30.4%	$(22.5)	(8.6)%

Operating income by segment:
Fleet	$183.7		$186.8		$(3.1)	(1.7)%
Corporate Payments	91.8		65.9		25.9	39.3%
Lodging	68.2		58.6		9.7	16.5%
Brazil	52.8		41.6		11.2	26.9%
Other	16.2		17.7		(1.5)	(8.3)%
Total operating income	$412.7		$370.5		$42.2	11.4%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated revenues, net
Consolidated revenues were $948.2 million in the three months ended June 30, 2023, an increase of 10.1% compared to the prior period. Consolidated revenues increased primarily due to organic growth of 10% driven by increases in transaction volumes and new sales growth and the impact of acquisitions completed in 2022 and 2023 of approximately $19 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the three months ended June 30, 2023 over the comparable period in 2022, driven primarily by the unfavorable impact of lower fuel prices of approximately $20 million and unfavorable foreign exchange rates of approximately $9 million, mostly in our U.K., Brazil and European businesses. These decreases were partially offset by favorable fuel price spreads of approximately $6 million.

Consolidated operating income
Operating income was $412.7 million in the three months ended June 30, 2023, an increase of 11.4% compared to the prior period. The increase in operating income was primarily due to organic revenue growth driven by increases in transaction volume, acquisitions completed in 2023 and 2022, and favorable fuel price spreads of approximately $6 million. This increase was partially offset by the unfavorable impact of fuel prices of $20 million, incremental bad debt of $8 million and unfavorable movements in foreign exchange rates of $6 million.
Consolidated operating expenses
Processing. Processing expenses were $205.3 million in the three months ended June 30, 2023, an increase of 10.6% compared to the prior period. Increases were primarily due to higher variable expenses driven by increased transaction volumes, incremental bad debt of $8 million and approximately $10 million of expenses related to acquisitions completed in 2022 and 2023. Bad debt expense has increased as customer spend increased due to new sales and higher fuel prices. These new customers tend to have higher loss rates. Additionally, we experienced higher losses among micro-SMB (small-medium business) customers who were more severely impacted by negative economic conditions.
Selling. Selling expenses were $86.4 million in the three months ended June 30, 2023, an increase of 8.9% from the prior period. Increases in selling expenses were primarily associated with approximately $7 million of expenses related to acquisitions completed in 2022 and 2023.
General and administrative. General and administrative expenses were $159.4 million in the three months ended June 30, 2023, an increase of 8.1% from the prior period. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2022 and 2023 of approximately $7 million in addition to other increases associated with the growth of our business over the comparable prior period.
Depreciation and amortization. Depreciation and amortization expenses were $83.7 million in the three months ended June 30, 2023, an increase of 6.6% from the prior period. Increases in depreciation and amortization expenses were primarily due to incremental investments in capital, as well as approximately $4 million due to acquisitions completed in 2022 and 2023.
Interest expense, net. Interest expense, net was $88.5 million in the three months ended June 30, 2023, an increase of $65.4 million from the prior period. The increase in interest expense was primarily due to rising interest rates on our borrowings, partially offset by the benefit of higher cash balances in certain foreign jurisdictions and an increase in interest income from higher interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended June 30,
(Unaudited)	2023	2022
Term loan A	6.46%	2.31%
Term loan B	6.80%	2.53%
Revolving line of credit A & B (USD)	6.47%	2.35%
Revolving line of credit B (GBP)	5.71%	2.22%
We have a portfolio of interest rate swaps which are designated as cash flow hedges and one cross-currency interest rate swap, which is designated as a net investment hedge. During the three months ended June 30, 2023, as a result of these swap contracts and net investment hedge, we recorded a benefit to interest expense, net of $9.8 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $86.9 million and 26.6% for the three months ended June 30, 2023, compared to $81.5 million and 23.7% for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended June 30, 2023 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. During the three months ended June 30, 2022, we determined that certain foreign income was permanently invested, resulting in a tax benefit of $9.0 million. Excluding this discrete item, our tax rate in the second quarter of 2022 would have been 26.3%.

Net income. For the reasons discussed above, our net income decreased to $239.7 million, or 8.6%, from the prior period, during the three months ended June 30, 2023.
Segment Results
Fleet
Fleet revenues were $382.6 million in the three months ended June 30, 2023, an increase of 1.4% from the prior period. Fleet operating income was $183.7 million in the three months ended June 30, 2023, a decrease of 1.7% from the prior period. Fleet revenues and operating income increased primarily due to organic revenue growth of 6% driven by increases in transaction volumes and new sales growth and the impact of acquisitions, which contributed approximately $2 million in revenue, partially offset by the negative impact of the macroeconomic environment. Fleet operating income was further negatively impacted by incremental bad debt expense of $3 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our Fleet revenues and operating income in the three months ended June 30, 2023 over the prior period of approximately $17 million and $17 million, respectively. This impact was driven primarily by the unfavorable impact of fuel prices on revenue and operating income of approximately $18 million and unfavorable changes in foreign exchange rates on revenues and operating income of approximately $5 million and $4 million, respectively, mostly in our U.K. and European businesses. These decreases were partially offset by favorable fuel price spreads of approximately $6 million.
Corporate Payments
Corporate Payments revenues were $247.0 million in the three months ended June 30, 2023, an increase of 30.2%, from the prior period. Corporate Payments operating income was $91.8 million in the three months ended June 30, 2023, an increase of 39.3% from the prior period. Corporate Payments revenues and operating income increased primarily due to organic revenue growth of 22%, with strong new sales in our AP and cross-border solutions, higher spend volume, as well as the impact of acquisitions, which contributed approximately $15 million in revenue. These increases were partially offset by the negative impact of foreign exchange rates on revenues and operating income of approximately $3 million and $2 million, respectively.
Lodging
Lodging revenues were $136.6 million in the three months ended June 30, 2023, an increase of 16.8% from the prior period. Lodging operating income was $68.2 million in the three months ended June 30, 2023, an increase of 16.5% from the prior period. Lodging revenues and operating income increased primarily due to organic revenue growth of 14% driven by our insurance and airline verticals, as well as the impact of acquisitions, which contributed $3 million in revenue.
Brazil
Brazil revenues were $126.1 million in the three months ended June 30, 2023, an increase of 12.7% from the prior period. Brazil operating income was $52.8 million in the three months ended June 30, 2023, an increase of 26.9% from the prior period. Brazil revenues and operating income increased primarily due to organic revenue growth of 15% driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products. These increases were partially offset by the negative impact of fuel prices and foreign exchange rates on revenues and operating income of approximately $3 million and $2 million, respectively.
Other
Other revenues were $56.0 million in the three months ended June 30, 2023, a decrease of 14.5% from the prior period. Other operating income was $16.2 million in the three months ended June 30, 2023, a decrease of 8.3% from the prior period, primarily driven by the timing of card sales.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022
The following table sets forth selected unaudited consolidated statements of income for the six months ended June 30, 2023 and 2022 (in millions, except percentages)*.

(Unaudited)	Six Months Ended June 30, 2023	% of Total Revenues, net	Six Months Ended June 30, 2022	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$755.3	40.8%	$729.0	44.2%	$26.4	3.6%
Corporate Payments	474.2	25.6%	373.5	22.6%	100.7	27.0%
Lodging	258.9	14.0%	211.5	12.8%	47.4	22.4%
Brazil	247.8	13.4%	214.4	13.0%	33.5	15.6%
Other	113.3	6.1%	122.3	7.4%	(9.0)	(7.3)%
Total revenues, net	1,849.5	100.0%	1,650.5	100.0%	199.0	12.1%
Consolidated operating expenses:
Processing	410.2	22.2%	359.8	21.8%	50.5	14.0%
Selling	168.0	9.1%	156.2	9.5%	11.8	7.5%
General and administrative	314.0	17.0%	291.0	17.6%	23.1	7.9%
Depreciation and amortization	167.9	9.1%	155.3	9.4%	12.6	8.1%
Other operating, net	1.5	0.1%	0.1	—%	1.4	1771%
Operating income	787.8	42.6%	688.2	41.7%	99.6	14.5%
Investment (gain) loss	(0.2)	—%	0.3	—%	(0.5)	(149.9)%
Other expense, net	(1.7)	(0.1)%	4.4	0.3%	(6.1)	(137.9)%
Interest expense, net	168.3	9.1%	45.1	2.7%	123.2	273.1%
Provision for income taxes	166.9	9.0%	158.2	9.6%	8.7	5.5%
Net income	$454.5	24.6%	$480.1	29.1%	$(25.6)	(5.3)%

Operating income by segment:
Fleet	$357.2		$354.6		$2.6	0.7%
Corporate Payments	167.3		124.1		43.2	34.8%
Lodging	122.8		98.3		24.5	24.9%
Brazil	107.6		78.9		28.7	36.3%
Other	33.0		32.2		0.7	2.3%
Total operating income	$787.8		$688.2		$99.6	14.5%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated revenues, net
Consolidated revenues were $1,849.5 million in the six months ended June 30, 2023, an increase of 12.1% compared to the prior period. Consolidated revenues increased primarily due to organic growth of 11% driven by increases in transaction volumes and new sales growth and the impact of acquisitions completed in 2022 and 2023 of approximately $36.9 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the six months ended June 30, 2023 over the comparable period in 2022, driven primarily by the unfavorable impact of fuel prices of approximately $18 million and unfavorable foreign exchange rates of approximately $20 million, mostly in our U.K. and European businesses. The negative impact was partially offset by favorable fuel price spreads of approximately $15 million.

Consolidated operating income
Operating income was $787.8 million in the six months ended June 30, 2023, an increase of 14.5% compared to the prior period. The increase in operating income was primarily due to organic revenue growth driven by increases in transaction volume, acquisitions completed in 2023 and 2022 and favorable fuel price spreads of approximately $15 million. This increase was partially offset by incremental bad debt of $21 million, as well as the impact of unfavorable fuel prices of $18 million and unfavorable movements in foreign exchange rates of $9 million.
Consolidated operating expenses
Processing. Processing expenses were $410.2 million in the six months ended June 30, 2023, an increase of 14.0% compared to the prior period. Increases were primarily due to higher variable expenses driven by increased transaction volumes, incremental bad debt of $21 million and approximately $19 million of expenses related to acquisitions completed in 2022 and 2023. Bad debt expense has increased as customer spend increased due to new sales and higher fuel prices. These new customers tend to have higher loss rates. Additionally, we experienced higher losses among micro-SMB (small-medium business) customers who were more severely impacted by negative economic conditions.
Selling. Selling expenses were $168.0 million in the six months ended June 30, 2023, an increase of 7.5% from the prior period. Increases in selling expenses were primarily associated with approximately $11 million of expenses related to acquisitions completed in 2022 and 2023.
General and administrative. General and administrative expenses were $314.0 million in the six months ended June 30, 2023, an increase of 7.9% from the prior period. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2022 and 2023 of approximately $18 million in addition to other increases associated with the growth of our business over the comparable prior period. These increases were partially offset by $5 million of lower stock based compensation expense.
Depreciation and amortization. Depreciation and amortization expenses were $167.9 million in the six months ended June 30, 2023, an increase of 8.1% from the prior period. Increases in depreciation and amortization expenses were primarily due to incremental capital investments, as well as approximately $8 million due to acquisitions completed in 2022 and 2023.
Interest expense, net. Interest expense, net was $168.3 million in the six months ended June 30, 2023, an increase of $123.2 million from the prior period. The increase in interest expense was primarily due to rising interest rates on our borrowings, partially offset by the benefit of higher cash balances in certain foreign jurisdictions and an increase in interest income from higher interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Six Months Ended June 30, 2023
(Unaudited)	2023	2022
Term loan A	6.22%	1.98%
Term loan B	6.54%	2.21%
Revolving line of credit A & B (USD)	6.22%	2.00%
Revolving line of credit B (GBP)	5.40%	2.06%
We have a portfolio of interest rate swaps which are designated as cash flow hedges and one cross-currency interest rate swap, which is designated as a net investment hedge. During the six months ended June 30, 2023, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $16.3 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $166.9 million and 26.9% for the six months ended June 30, 2023, compared to $158.2 million and 24.8% for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the six months ended June 30, 2023 increased primarily due to less excess tax benefit on stock option exercises and an increase of $1.6 million incurred from an uncertain tax position related to previous years. For the six months ended June 30, 2022, the determination that certain foreign income was permanently reinvested resulted in a $9.0 million tax benefit that lowered the tax rate by 1.4%.
Net income. For the reasons discussed above, our net income decreased to $454.5 million in the six months ended June 30, 2023, a decrease of 5.3% from the prior period.

Segment Results
Fleet
Fleet revenues were $755.3 million in the six months ended June 30, 2023, an increase of 3.6% from the prior period. Fleet operating income was relatively flat at $357.2 million in the six months ended June 30, 2023. Fleet revenues and operating income increased primarily due to organic revenue growth of 4% driven by increases in transaction volumes and new sales growth and the impact of acquisitions, which contributed approximately $3 million in revenue. These increases were partially offset by the negative impact of the macroeconomic environment, as well as incremental bad debt expense of $18 million.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our Fleet revenues and operating income in the six months ended June 30, 2023 over the prior period of approximately $9 million and $7 million, respectively. This impact was driven primarily by the unfavorable impact of fuel prices on revenue and operating income of approximately $16 million each and unfavorable changes in foreign exchange rates on revenues and operating income of approximately $8 million and $5 million, respectively, mostly in our U.K. and European businesses. The impacts were partially offset by favorable fuel price spreads of approximately $15 million, over the comparable prior period.
Corporate Payments
Corporate Payments revenues were $474.2 million in the six months ended June 30, 2023, an increase of 27.0%, from the prior period. Corporate Payments operating income was $167.3 million in the six months ended June 30, 2023, an increase of 34.8% from the prior period. Corporate Payments revenues and operating income increased primarily due to organic revenue growth of 21%, with strong new sales in our AP and cross-border solutions, higher spend volume, as well as the impact of acquisitions which contributed approximately $29 million in revenue. These increases were partially offset by the negative impact of foreign exchange rates on revenues and operating income of approximately $11 million and $4 million, respectively.
Lodging
Lodging revenues were $258.9 million in the six months ended June 30, 2023, an increase of 22.4% from the prior period. Lodging operating income was $122.8 million in the six months ended June 30, 2023, an increase of 24.9% from the prior period. Lodging revenues and operating income increased primarily due to organic revenue growth of 20% driven in our insurance and airline verticals, as well as the impact of acquisitions, which contributed $6 million in revenue.
Brazil
Brazil revenues were $247.8 million in the six months ended June 30, 2023, an increase of 15.6% from the prior period. Brazil operating income was $107.6 million in the six months ended June 30, 2023, an increase of 36.3% from the prior period. Brazil revenues and operating income increased primarily due to organic revenue growth of 16% driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products.
Other
Other revenues were $113.3 million in the six months ended June 30, 2023, a decrease of 7.3% from the prior period, driven by timing of card sales. Other operating income was $33.0 million in the six months ended June 30, 2023, an increase of 2.3% from the prior period.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the next 12 months and the foreseeable future, based on our current assumptions. At June 30, 2023, we had approximately $2.1 billion in total liquidity, consisting of approximately $0.8 billion available under our Credit Facility and unrestricted cash of $1.3 billion. Based on our assessment of the current capital market conditions and related impact on our access to cash, we have reclassified all cash held at our Russian businesses of $216.5 million to restricted cash as of June 30, 2023. Restricted cash represents primarily customer deposits in our corporate payments businesses in the U.S., cash held in our Russian businesses, as well as collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits, as well as to secure and settle cross-currency transactions.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2023, we had no additional liquidity under our Securitization Facility.

We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2023 and 2022 (in millions).

	Six Months Ended June 30,
(Unaudited)	2023	2022
Net cash provided by operating activities	$826.7	$41.9
Net cash used in investing activities	$(201.2)	$(100.4)
Net cash (used in) provided by financing activities	$(241.8)	$122.4
Operating activities. Net cash provided by operating activities was $826.7 million in the six months ended June 30, 2023, compared to $41.9 million in the comparable prior period. The increase in operating cash flows was primarily due to favorable movements in working capital in the six months ended June 30, 2023 over the comparable period in 2022.
Investing activities. Net cash used in investing activities was $201.2 million in the six months ended June 30, 2023 compared to $100.4 million in the comparable prior period. The increased use of cash was primarily due to incremental spending on acquisitions completed in 2023 over the comparable period in 2022. Our capital expenditures were $78.9 million in the six months ended June 30, 2023, an increase of $12.3 million, or 18.4%, from $66.6 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash used in financing activities was $241.8 million in the six months ended June 30, 2023, compared to net cash provided by financing activities of $122.4 million in the comparable prior period. The increase in net cash used by financing activities was primarily due to an increase in net repayments on our credit facility and securitization facility of $1,195 million, offset by a decrease in repurchases of common stock of $783 million in the six months ended June 30, 2023 over the comparable period in 2022.
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
At June 30, 2023, the interest rate on the term loan A was 6.58%, the interest rate on the term loan B was 6.95%, the interest rate on the revolving A and B facilities (USD borrowings) was 6.58%, and the interest rate on the revolving B facility (GBP borrowings) was 6.34%. The unused credit facility fee was 0.25% at June 30, 2023.
At June 30, 2023, we had $2.9 billion in borrowings outstanding on the term loan A, net of discounts, and $1.8 billion in borrowings outstanding on the term loan B, net of discounts and debt issuance costs. We have unamortized debt issuance costs of $4.1 million related to the revolving facilities as of June 30, 2023 recorded within other assets in the Unaudited Consolidated Balance Sheet. We have unamortized debt discounts and debt issuance costs of $21.5 million related to our term loans at June 30, 2023 recorded in notes payable and other obligations, net of current potion within the Unaudited Consolidated Balance Sheet.
During the six months ended June 30, 2023, we made principal payments of $47.0 million on the term loans and net repayments of $210.3 million on the revolving facilities.
As of June 30, 2023, we were in compliance with each of the covenants under the Credit Agreement.

Cash Flow Hedges
On January 22, 2019, we entered into three LIBOR-based swap contracts. One contract (which matured in January 2022) had a notional value of $1.0 billion, one contract (which matured in January 2023) had a notional value of $500 million and the remaining contract, which will mature on December 19, 2023, has a notional value of $500 million. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. On May 4, 2023, we amended the remaining LIBOR-based swap. The amendment replaced LIBOR on the swap with one-month term SOFR resulting in a pay-fixed monthly rate of 2.50%, without further changes to the terms of the swap.
During January 2023, the Company entered into five receive-variable SOFR, pay-fixed interest rate swap derivative contracts with U.S. dollar cumulative notional value of $1.5 billion as shown disaggregated in the table below.
As of June 30, 2023, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Fixed Rates	Maturity Date
$500	2.50%	12/19/2023
$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
We reclassified approximately $12.4 million of gains from accumulated other comprehensive loss into interest income during the six months ended June 30, 2023 related to our cash flow hedges.
In August 2023, we entered into eight new interest rate swap contracts totaling $2.0 billion, as summarized in the table below (in millions):

Notional Amount	Fixed Rates	Maturity Date
$100	4.35%	7/31/2026
$250	4.40%	7/31/2026
$250	4.40%	7/31/2026
$400	4.33%	7/31/2026
$250	4.29%	1/31/2027
$250	4.29%	1/31/2027
$250	4.19%	7/31/2027
$250	4.19%	7/31/2027
The objective of these contracts is to eliminate the variability of cash flows in interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month term SOFR.
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

Hedge effectiveness is tested based on changes in the fair value of the cross currency swap due to changes in the USD/euro spot rate. We anticipate perfect effectiveness of the designated hedging relationship and record changes in the fair value of the cross currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $3.9 million in interest expense, net for the six months ended June 30, 2023 related to these excluded components. The cross currency interest rate swap designated as a net investment hedge is recorded in other current liabilities at a fair value of $8.1 million as of June 30, 2023.
Securitization Facility
We are party to a $1.7 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization Facility"). The Securitization Facility matures on August 18, 2025. At June 30, 2023, the interest rate on the Securitization Facility was 6.20%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of June 30, 2023.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 1, 2024. On October 25, 2022, we announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through June 30, 2023, 26,338,904 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving us up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of our common stock.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2023, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2022. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Organic Revenues, net by KPI. Organic revenue growth is calculated as revenue in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. We define the pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment impact includes the impact that market fuel price spreads, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. We believe that organic revenue growth is useful to investors for understanding the performance of FLEETCOR.

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by segment, used to calculate organic revenue growth, to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions):*

	Revenues, net		Key Performance Metric
	Three Months Ended June 30,		Three Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
FLEET - TRANSACTIONS
Pro forma and macro adjusted	$399.9	$378.9	124.0	122.9
Impact of acquisitions/dispositions	—	(1.5)	—	(0.5)
Impact of fuel prices/spread	(12.5)	—	—	—
Impact of foreign exchange rates	(4.8)	—	—	—
As reported	$382.6	$377.4	124.0	122.5
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$249.9	$204.6	$36,041	$31,251
Impact of acquisitions/dispositions	—	(14.9)	—	(2,416)
Impact of fuel prices/spread	(0.4)	—	—	—
Impact of foreign exchange rates	(2.5)	—	—	—
As reported	$247.0	$189.7	$36,041	$28,836
BRAZIL - TAGS
Pro forma and macro adjusted	$128.6	$111.8	6.6	6.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	(1.4)	—	—	—
Impact of foreign exchange rates	(1.1)	—	—	—
As reported	$126.1	$111.8	6.6	6.1
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$136.7	$119.5	9.3	9.7
Impact of acquisitions/dispositions	—	(2.6)	—	(0.2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.1)	—	—	—
As reported	$136.6	$116.9	9.3	9.5
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$56.2	$65.5	269.8	287.5
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.3)	—	—	—
As reported	$56.0	$65.5	269.8	287.5

FLEETCOR CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$971.3	$880.3	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(19.1)
Impact of fuel prices/spread[2]	(14.4)	—
Impact of foreign exchange rates[2]	(8.8)	—
As reported	$948.2	$861.3

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect an estimated $20 million negative impact from fuel prices and approximately $9 million negative impact from of movements in foreign exchange rates, partially offset by the positive impact of fuel price spreads of approximately $6 million.

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
Management uses adjusted net income, adjusted net income per diluted share, organic revenue growth and EBITDA:
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Net income	$239,702	$262,171	$454,537	$480,123
Net income per diluted share	$3.20	$3.35	$6.08	$6.10
Stock-based compensation	34,748	34,017	60,844	66,648
Amortization[1]	57,744	57,994	117,783	115,624
Integration and deal related costs	9,580	2,957	15,465	9,210
Legal settlements/litigation	140	1,467	484	1,902
Restructuring, related and other[2] costs	(595)	763	703	763
Loss on extinguishment of debt	—	1,934	—	1,934
Total pre-tax adjustments	101,617	99,132	195,279	196,081
Income taxes	(27,030)	(35,164)	(52,446)	(60,405)
Adjusted net income	$314,289	$326,139	$597,370	$615,799
Adjusted net income per diluted share	$4.19	$4.17	$7.99	$7.82
Diluted shares	75,001	78,239	74,763	78,762

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes impact of foreign currency transactions; prior amounts were not material ($1.8 million) for recast.
*Columns may not calculate due to rounding.

EBITDA and EBITDA margin. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense (income), depreciation and amortization, loss on extinguishment of debt, investment loss/gain and other operating, net.

The following table reconciles EBITDA and EBITDA margin to net income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Net income	$239.7	$262.2	$454.5	$480.1
Provision for income taxes	86.9	81.5	166.9	158.2
Interest expense, net	88.5	23.1	168.3	45.1
Other (income) expense	(2.4)	3.6	(1.7)	4.4
Investment loss (income)	—	0.2	(0.2)	0.3
Depreciation and amortization	83.7	78.5	167.9	155.3
Other operating, net	0.8	—	1.5	0.1
EBITDA	$497.1	$448.9	$957.2	$843.6

Revenues, net	$948.2	$861.3	$1,849.5	$1,650.5
EBITDA margin	52.4%	52.1%	51.8%	51.1%

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
•regulatory measures, voluntary actions, or changes in consumer preferences, that impact our transaction volume; adverse changes in program fees or charges we may collect, whether through legal, regulatory or contractual changes;
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
As of June 30, 2023, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FTC Investigation
In October 2017, the Federal Trade Commission ("FTC") issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC. On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. Following mediation, both parties have filed proposed orders with the Court. On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. In the parallel Section 5 administrative action, the FTC moved to lift the stay on June 20, 2023; the Company filed its brief in opposition to lifting the stay on July 3, 2023. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. The Company has incurred and continues to incur legal and other fees related to this complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses.
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
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On October 25, 2022, the Company announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through June 30, 2023, 26,338,904 shares have been repurchased for an aggregate purchase price of $5.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
The following table presents information as of June 30, 2023, with respect to purchases of common stock of the Company made during the three months ended June 30, 2023 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2023 through April 30, 2023	10,869	$214.41	—
May 1, 2023 through May 31, 2023	17	$213.92	—
June 1, 2023 through June 30, 2023	183	$226.55	—	$1,233,740

[1] During the quarter ended June 30, 2023, pursuant to our Stock Incentive Plan, we withheld 11,069 shares, at an average price per share of $214.61, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule 10b5-1 Trading Plans
During the period covered by this Quarterly Report on Form 10-Q, no director or executive officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.
3.1	FLEETCOR Technologies, Inc. Amended and Restated Bylaws, adopted June 9, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

10.1	Cooperation Agreement, dated as of March 15, 2023, by and among FLEETCOR Technologies, Inc., D.E. Shaw Oculus Portfolios, L.L.C. and D.E. Shaw Valence Portfolios, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 20, 2023)

10.2	Offer letter, dated February 24, 2023, between FLEETCOR Technologies, Inc. and Tom Panther (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2023)

10.3	Thirteenth Amendment to the Credit Agreement, dated as of May 3, 2023 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2023.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Tom Panther	Chief Financial Officer (Principal Financial Officer)
Tom Panther