Form 10-Q
period 2023-09-30
FLEETCOR TECHNOLOGIES INC
filed 2023-11-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2023
Common Stock, $0.001 par value	72,204,127

FLEETCOR TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
For the Three and Nine Months Ended September 30, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,094,234	$1,435,163
Restricted cash	1,221,279	854,017
Accounts and other receivables (less allowance for credit losses of $170,914 at September 30, 2023 and $149,846 at December 31, 2022)	2,655,275	2,064,745
Securitized accounts receivable—restricted for securitization investors	1,396,000	1,287,000
Prepaid expenses and other current assets	493,470	465,227
Total current assets	6,860,258	6,106,152
Property and equipment, net	329,992	294,692
Goodwill	5,553,546	5,201,435
Other intangibles, net	2,164,999	2,130,974
Investments	67,964	74,281
Other assets	287,708	281,726
Total assets	$15,264,467	$14,089,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,895,280	$1,568,942
Accrued expenses	393,439	351,936
Customer deposits	1,783,311	1,505,004
Securitization facility	1,396,000	1,287,000
Current portion of notes payable and lines of credit	949,803	1,027,056
Other current liabilities	320,386	303,517
Total current liabilities	6,738,219	6,043,455
Notes payable and other obligations, less current portion	4,637,211	4,722,838
Deferred income taxes	548,943	527,465
Other noncurrent liabilities	280,643	254,009
Total noncurrent liabilities	5,466,797	5,504,312
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 128,682,799 shares issued and 72,203,006 shares outstanding at September 30, 2023; and 127,802,590 shares issued and 73,356,709 shares outstanding at December 31, 2022	129	128
Additional paid-in capital	3,227,476	3,049,570
Retained earnings	7,936,802	7,210,769
Accumulated other comprehensive loss	(1,361,934)	(1,509,650)
Less treasury stock, 56,479,793 shares at September 30, 2023 and 54,445,881 shares at December 31, 2022	(6,743,022)	(6,209,324)
Total stockholders’ equity	3,059,451	2,541,493
Total liabilities and stockholders’ equity	$15,264,467	$14,089,260

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$970,892	$893,000	$2,820,399	$2,543,519
Expenses:
Processing	208,217	203,315	618,449	563,097
Selling	85,954	74,005	253,958	230,218
General and administrative	147,839	149,294	461,879	440,262
Depreciation and amortization	84,750	77,213	252,658	232,489
Other operating, net	(845)	3	633	82
Operating income	444,977	389,170	1,232,822	1,077,371
Other expenses:
Investment loss (gain)	30	174	(142)	519
Other (income) expense, net	(13,432)	3,688	(15,110)	6,187
Interest expense, net	88,285	45,410	256,566	90,510
Loss on extinguishment of debt	—	—	—	1,934
Total other expense	74,883	49,272	241,314	99,150
Income before income taxes	370,094	339,898	991,508	978,221
Provision for income taxes	98,598	91,013	265,475	249,213
Net income	$271,496	$248,885	$726,033	$729,008
Earnings per share:
Basic earnings per share	$3.71	$3.34	$9.87	$9.55
Diluted earnings per share	$3.64	$3.29	$9.72	$9.38
Weighted average shares outstanding:
Basic shares	73,165	74,461	73,523	76,311
Diluted shares	74,604	75,558	74,733	77,687

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$271,496	$248,885	$726,033	$729,008
Other comprehensive (loss) income:
Foreign currency translation losses, net of tax	(157,043)	(252,719)	(16,387)	(228,666)
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity (see Note 15)	120,269	—	120,269	—
Net change in derivative contracts, net of tax	32,103	6,107	43,834	32,837
Total other comprehensive (loss) income	(4,671)	(246,612)	147,716	(195,829)
Total comprehensive income	$266,825	$2,273	$873,749	$533,179
See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493
Net income	—	—	214,835	—	—	214,835
Other comprehensive income, net of tax	—	—	—	75,634	—	75,634
Acquisition of common stock	—	—	—	—	(9,597)	(9,597)
Stock-based compensation	—	26,096	—	—	—	26,096
Issuance of common stock	—	33,399	—	—	—	33,399
Balance at March 31, 2023	128	3,109,065	7,425,604	(1,434,016)	(6,218,921)	2,881,860
Net income	—	—	239,702	—	—	239,702
Other comprehensive income, net of tax	—	—	—	76,753	—	76,753
Acquisition of common stock	—	—	—	—	(2,376)	(2,376)
Stock-based compensation	—	34,748	—	—	—	34,748
Issuance of common stock	—	32,749	—	—	—	32,749
Balance at June 30, 2023	128	3,176,562	7,665,306	(1,357,263)	(6,221,297)	3,263,436
Net income	—	—	271,496	—	—	271,496
Other comprehensive loss, net of tax	—	—	—	(4,671)	—	(4,671)
Acquisition of common stock	—	(13,212)	—	—	(521,725)	(534,937)
Stock-based compensation	—	29,073	—	—	—	29,073
Issuance of common stock	1	35,053	—	—		35,054
Balance at September 30, 2023	$129	$3,227,476	$7,936,802	$(1,361,934)	$(6,743,022)	$3,059,451

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580
Net income	—	—	217,952	—	—	217,952
Other comprehensive income, net of tax	—	—	—	201,179	—	201,179
Acquisition of common stock	—	—	—	—	(422,736)	(422,736)
Stock-based compensation	—	32,631	—	—	—	32,631
Issuance of common stock	—	8,810	—	—	—	8,810
Balance at March 31, 2022	127	2,920,192	6,474,394	(1,263,437)	(5,226,860)	2,904,416
Net income	—	—	262,171	—	—	262,171
Other comprehensive loss, net of tax	—	—	—	(150,396)	—	(150,396)
Acquisition of common stock	—	—	—	—	(372,566)	(372,566)
Stock-based compensation	—	34,017	—	—	—	34,017
Issuance of common stock	1	10,026	—	—	—	10,027
Balance at June 30, 2022	128	2,964,235	6,736,565	(1,413,833)	(5,599,426)	2,687,669
Net income	—	—	248,885	—	—	248,885
Other comprehensive loss, net of tax	—	—	—	(246,612)	—	(246,612)
Acquisition of common stock	—	—	—	—	(500,342)	(500,342)
Stock-based compensation	—	34,180	—	—	—	34,180
Issuance of common stock	—	3,272	—	—	—	3,272
Balance at September 30, 2022	$128	$3,001,687	$6,985,450	$(1,660,445)	$(6,099,768)	$2,227,052

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$726,033	$729,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,028	67,066
Stock-based compensation	89,917	100,828
Provision for credit losses on accounts and other receivables	103,495	89,976
Amortization of deferred financing costs and discounts	5,417	5,949
Amortization of intangible assets and premium on receivables	170,630	165,423
Loss on extinguishment of debt	—	1,934
Deferred income taxes	(18,911)	(7,987)
Gain on disposition of business, net	(13,712)	—
Other non-cash operating expense, net	491	601
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(809,487)	(950,237)
Prepaid expenses and other current assets	114,237	(25,570)
Derivative assets and liabilities, net	(7,939)	10,756
Other assets	33,090	(16,154)
Accounts payable, accrued expenses and customer deposits	428,580	267,014
Net cash provided by operating activities	903,869	438,607
Investing activities
Acquisitions, net of cash acquired	(429,914)	(160,117)
Purchases of property and equipment	(117,158)	(107,631)
Proceeds from disposal of a business, net of cash disposed	197,025	—
Other	4,401	—
Net cash used in investing activities	(345,646)	(267,748)
Financing activities
Proceeds from issuance of common stock	101,202	22,109
Repurchase of common stock	(546,910)	(1,295,644)
Borrowings on securitization facility, net	109,000	364,000
Deferred financing costs	(238)	(10,282)
Proceeds from notes payable	—	3,000,000
Principal payments on notes payable	(70,500)	(2,800,500)
Borrowings from revolver	6,495,000	4,338,000
Payments on revolver	(6,770,000)	(3,658,000)
Borrowings on swing line of credit, net	180,723	194
Other	264	—
Net cash used in financing activities	(501,459)	(40,123)
Effect of foreign currency exchange rates on cash	(30,431)	(80,551)
Net increase in cash and cash equivalents and restricted cash	26,333	50,185
Cash and cash equivalents and restricted cash, beginning of period	2,289,180	2,250,695
Cash and cash equivalents and restricted cash, end of period	$2,315,513	$2,300,880
Supplemental cash flow information
Cash paid for interest	$327,099	$138,310
Cash paid for income taxes	$319,764	$309,567

See accompanying notes to unaudited consolidated financial statements.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2023
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of September 30, 2023 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the ongoing conflict between Russia and Ukraine, the impact of changes to monetary policy, as well as other factors.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains and losses, which are recorded within other (income) expense, net in the Unaudited Consolidated Statements of Income, for the three and nine months ended September 30, 2023 and 2022 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange losses	$(6.4)	$(1.9)	$(6.2)	$(4.1)
Foreign exchange losses for the three and nine months ended September 30, 2023 include a $5.6 million exchange loss incurred in connection with the Company's disposition of its Russia business upon conversion of the ruble-denominated proceeds to U.S. dollars. See Note 15 for additional information.
The Company recorded foreign currency gains on long-term intra-entity transactions included as a component of foreign currency translation losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency gains on long-term intra-entity transactions	$31.0	$27.8	$43.4	$184.1
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents primarily consist of a) cash on hand, b) highly liquid investments with original maturities of three months or less, such as certificates of deposit and treasury bills, and c) customer deposits repayable on demand without legal restrictions. Restricted cash primarily represents a) customer deposits repayable on demand held in certain geographies with legal restrictions, b) collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and c) collateral posted with banks for hedging positions in our cross-border payments business. During the third quarter of 2023, the Company disposed of its Russian net assets, including its cash balances. See Note 15 for additional information. Based on our assessment of the capital market conditions and related impact on our access to cash prior to the Russia disposition, we had reclassified all cash held at our Russia business of $215.8 million at December 31, 2022 to restricted cash.
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
Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend or geographically defined categories, including Fleet, Corporate Payments, Lodging, Brazil and Other (stored value cards and e-cards). The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long haul transportation-related services. Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 84% and 85% of total consolidated revenues, net, for the three and nine months ended September 30, 2023. In its cross-border payments business, the Company writes foreign currency forward and option derivative contracts for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 9% and 8% of total consolidated revenues for the three and nine months ended September 30, 2023, respectively. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S. and Canada in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% and 5% of total consolidated revenues, net for the three and nine months ended September 30, 2023. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue".

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. The Company's solutions have been merged to align with its segments. Revenue by solution (in millions) for the three and nine months ended September 30, was as follows:

Revenues, net by Solution*	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
Fleet	$365.5	38%	$395.2	44%	$1,120.8	40%	$1,124.2	44%
Corporate Payments	258.8	27%	196.9	22%	733.0	26%	570.4	22%
Lodging	141.4	15%	126.0	14%	400.3	14%	337.4	13%
Brazil	134.2	14%	108.6	12%	382.0	14%	322.9	13%
Other	71.0	7%	66.3	7%	184.3	7%	188.6	7%
Consolidated revenues, net	$970.9	100%	$893.0	100%	$2,820.4	100%	$2,543.5	100%

*Columns may not calculate due to rounding.
Revenue by geography (in millions) for the three and nine months ended September 30, was as follows:

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
United States	$561.4	58%	$558.3	63%	$1,609.8	57%	$1,557.7	61%
Brazil	134.2	14%	108.6	12%	382.0	14%	322.9	13%
United Kingdom	114.5	12%	90.4	10%	333.4	12%	278.4	11%
Other	160.8	17%	135.8	15%	495.2	18%	384.5	15%
Consolidated revenues, net	$970.9	100%	$893.0	100%	$2,820.4	100%	$2,543.5	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $42.6 million and $57.7 million as of September 30, 2023 and December 31, 2022, respectively. We expect to recognize approximately $27.6 million of these amounts in revenues within 12 months and the remaining $15.0 million over the next five years as of September 30, 2023. Revenue recognized in the nine months ended September 30, 2023 that was included in the deferred revenue contract liability as of December 31, 2022 was approximately $31.9 million.

Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to our spot trade assets and liabilities associated with contracts that include master netting agreements, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023			December 31, 2022
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,824.6	$(3,647.4)	$177.2	$2,409.8	$(2,266.0)	$143.8
Liabilities
Accounts Payable	$3,736.9	$(3,647.4)	$89.5	$2,332.5	$(2,266.0)	$66.5
Reclassifications and Adjustments
Certain disclosures for prior periods have been reclassified to conform with current year presentation, including the breakout of derivatives assets and liabilities, net within the Consolidated Statements of Cash Flows, and the presentation of disaggregated revenues by solution to align with our revenues by segment presentation.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Gross domestic accounts receivable	$1,326,581	$985,873
Gross domestic securitized accounts receivable	1,396,000	1,287,000
Gross foreign receivables	1,499,608	1,228,718
Total gross receivables	4,222,189	3,501,591
Less allowance for credit losses	(170,914)	(149,846)
Net accounts and securitized accounts receivables	$4,051,275	$3,351,745
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

A roll forward of the Company’s allowance for credit losses related to accounts receivable for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	2023	2022
Allowance for credit losses beginning of period	$149,846	$98,719
Provision for credit losses	103,495	89,976
Write-offs	(92,406)	(58,284)
Recoveries	8,242	5,329
Impact of foreign currency	1,737	(1,713)
Allowance for credit losses end of period	$170,914	$134,027
The provision for credit losses and write-offs increased during the nine months ended September 30, 2023, as customer spend increased due to new sales and higher fuel prices. These new customers tend to have higher loss rates. Additionally, the Company experienced higher losses among micro-SMB (small-medium business) customers who were more severely impacted by negative economic conditions.
3. Fair Value Measurements/
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

The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Repurchase agreements	$207,458	$—	$207,458	$—
Money market mutual funds	154,886	—	154,886	—
Certificates of deposit	226,541	—	226,541	—
Treasury bills	184,625	—	184,625	—
Interest rate swaps	54,125	—	54,125	—
Cross-currency interest rate swap	6,850	—	6,850	—
Foreign exchange contracts	317,084	—	317,084	—
Total assets	$1,151,569	$—	$1,151,569	$—
Cash collateral for foreign exchange contracts	$46,100
Liabilities:
Interest rate swaps	$6,526	$—	6,526	—
Foreign exchange contracts	266,967	—	266,967	—
Total liabilities	$273,493	$—	$273,493	$—
Cash collateral obligation for foreign exchange contracts	$187,100

December 31, 2022
Assets:
Repurchase agreements	$444,216	$—	$444,216	$—
Money market mutual funds	37,821	—	37,821	—
Certificates of deposit	181	—	181	—
Interest rate swaps	11,953	—	11,953	—
Foreign exchange contracts	266,917	—	266,917	—
Total assets	$761,088	$—	$761,088	$—
Cash collateral for foreign exchange contracts	$56,103
Liabilities:
Foreign exchange contracts	224,725	—	224,725	—
Total liabilities	$224,725	$—	$224,725	$—
Cash collateral obligation for foreign exchange contracts	$148,167
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, repurchase agreements, money markets, certificates of deposit and Treasury bills, with purchased maturities ranging from overnight to 90 days or less. The value of overnight repurchase agreements is determined based upon the quoted market prices for the securities associated with the repurchase agreements. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit and certain U.S. Treasury bills are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits liability in our Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for September 30, 2023 and December 31, 2022.

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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $68.0 million at September 30, 2023.
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
4. Stockholders' Equity
The Company announced on February 4, 2016 that its Board of Directors (the "Board") approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On October 25, 2022, the Company announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through September 30, 2023, 28,314,820 shares have been repurchased for an aggregate purchase price of $6.4 billion, leaving the Company up to $0.7 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
On August 18, 2023, as part of the Program, the Company entered an accelerated share repurchase ("ASR") agreement ("2023 ASR Agreement") with a third-party financial institution to repurchase $450 million of its common stock. Pursuant to the 2023 ASR Agreement, the Company delivered $450 million in cash and received 1,372,841 shares based on a stock price of $262.23 on August 18, 2023. The 2023 ASR Agreement was completed on September 26, 2023, at which time the Company received 293,588 additional shares based on a final weighted average per share purchase price during the repurchase period of $270.04.
The Company accounted for the 2023 ASR Agreement as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to the Company upon execution of the ASR agreement and (ii) as a forward contract indexed to the Company's common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital and reclassified to treasury stock upon settlement based on the final weighted average per share price.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based payments recognized in the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$4,921	$17,434	$18,482	$53,558
Restricted stock	24,152	16,747	71,435	47,270
Stock-based compensation	$29,073	$34,181	$89,917	$100,828
The tax benefits recorded on stock-based compensation and upon the exercises of options were $28.6 million and $23.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock based compensation as of September 30, 2023 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in Years)
Stock options	$37,281	2.24
Restricted stock	61,573	0.75
Total	$98,854
Stock Options
The following summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2023 (shares/options and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,301	$188.12	3,512	$159.46		$113,681
Granted	186	203.36			$67.47
Exercised	(573)	171.92				$33,922
Forfeited	(78)	241.63
Outstanding at September 30, 2023	4,836	$189.76	3,237	$163.45		$324,687
Expected to vest as of September 30, 2023	749	$222.31
The aggregate intrinsic value of stock options exercisable at September 30, 2023 was $298.9 million. The weighted average remaining contractual term of options exercisable at September 30, 2023 was 3.3 years.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units for the nine months ended September 30, 2023 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	435	$237.68
Granted	441	213.36
Issued	(307)	235.55
Cancelled	(21)	232.16
Outstanding at September 30, 2023	548	$219.52
6. Acquisitions
2023 Acquisitions
In January 2023, the Company acquired 100% of Global Reach, a U.K.-based cross-border payments provider, for approximately $102.9 million, net of cash. In February 2023, the Company acquired the remainder of Mina Digital Limited ("Mina"), a cloud-based electric vehicle ("EV") charging software platform. In February 2023, the Company also acquired 100% of Business Gateway AG, a European-based service, maintenance and repair technology provider. In September 2023, the Company acquired 100% of PayByPhone Technologies, Inc., the world's second largest mobile parking operator, for approximately $303.2 million, net of cash. Each of these 2023 acquisitions provide incremental geographic expansion of our products, with PayByPhone specifically intended to progress the Company's broader strategy to transform our vehicle payments business. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition.

The aggregate purchase price of these acquisitions was approximately $438.3 million (inclusive of the $8.5 million previously-held equity method investment in Mina), net of cash of $115 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Any noncompete agreements signed in conjunction with these acquisitions were accounted for separately from the business acquisition.
Acquisition accounting is preliminary for the 2023 acquisitions as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies. As the PayByPhone acquisition occurred near the end of the third quarter of 2023, the Company preliminarily allocated the excess of the purchase price of the acquisition over the estimated assets acquired and liabilities assumed to goodwill and intangibles on a provisional basis, based on historical valuation outcomes. Further, the provisional amounts assigned to such intangibles of $150.5 million were preliminarily assigned to the customer relationship intangible asset.
The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$20,312
Prepaid expenses and other current assets	120,346
Other long term assets	10,506
Goodwill	372,479
Intangibles	211,117
Accounts payable and accrued expenses	(95,180)
Other current liabilities	(139,801)
Other noncurrent liabilities	(61,442)
Aggregate purchase price	$438,337
Results from the Global Reach Group are included in the Company's Corporate Payments segment and the results for Mina Digital Limited, Business Gateway AG and PayByPhone are included in the Company's Fleet segment.
2022 Acquisitions
In March 2022, the Company completed the acquisition of Levarti, a U.S.-based airline software platform company reported in the Lodging segment, for $23.7 million, net of cash. In August 2022, the Company completed the acquisition of Accrualify, an accounts payable (AP) automation software company reported in the Corporate Payments segment, for $41.2 million, net of cash. In September 2022, the Company completed the acquisition of Plugsurfing, a European EV software and network provider reported in the Fleet segment, for $75.8 million, net of cash. In November 2022, the Company completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets reported in the Lodging segment, for approximately $56.8 million, net of cash. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition.
The aggregate purchase price of these 2022 acquisitions was approximately $197.6 million, net of cash. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. In connection with two of these acquisitions, the Company signed noncompete agreements of $1.1 million and $1.2 million with certain parties affiliated with the respective businesses. These noncompete agreements were accounted for separately from the business acquisitions.
Acquisition accounting is preliminary for Roomex (and has been completed for Levarti, Accrualify and Plugsurfing), as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.
The following table summarizes the preliminary acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$13,349
Prepaid expenses and other current assets	4,006
Other long term assets	463
Goodwill	164,123
Intangibles	50,145
Accounts payable and accrued expenses	(20,273)
Other current liabilities	(4,960)
Other noncurrent liabilities	(9,281)
Aggregate purchase price	$197,572

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Name and Trademarks	2 - Indefinite	$4,705
Proprietary Technology	5 - 10	11,646
Lodging / Supplier Network	10 - 20	1,402
Customer Relationships	5 - 20	32,392
		$50,145
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2022	Acquisitions[1]	Dispositions[2]	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2023
Goodwill	$5,201,435	$372,479	$(40,857)	$3,746	$16,743	$5,553,546
1 Reflects the recognition of preliminary goodwill related to acquisitions completed by the Company during the nine months ended September 30, 2023. Of this amount, $220.0 million was assigned to the Fleet segment and $152.5 million was assigned to the Corporate Payments segment.
2 Reflects goodwill derecognized in connection with the disposition of the Company's operations in Russia. See Note 15 for additional information.
As of September 30, 2023 and December 31, 2022, other intangibles consisted of the following (in thousands):

		September 30, 2023			December 31, 2022
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	17.1	$3,073,277	$(1,438,677)	$1,634,600	$2,922,586	$(1,332,542)	$1,590,044
Trade names and trademarks—indefinite lived	N/A	423,340	—	423,340	419,270	—	419,270
Trade names and trademarks—other	1.9	50,447	(13,873)	36,574	47,939	(9,111)	38,828
Software	6.0	285,396	(231,227)	54,169	278,460	(216,858)	61,602
Non-compete agreements	4.2	83,822	(67,506)	16,316	80,098	(58,868)	21,230
Total other intangibles		$3,916,282	$(1,751,283)	$2,164,999	$3,748,353	$(1,617,379)	$2,130,974
N/A = Not Applicable
Changes in foreign exchange rates resulted in a $5.7 million increase to the net carrying values of other intangibles in the nine months ended September 30, 2023. Amortization expense related to intangible assets for the nine months ended September 30, 2023 and 2022 was $169.5 million and $163.1 million, respectively.

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
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	September 30, 2023	December 31, 2022
Term Loan A note payable, net of discounts	$2,900,963	$2,956,053
Term Loan B note payable, net of discounts	1,844,159	1,855,891
Revolving line of credit facilities	840,011	935,000
Other obligations	1,881	2,950
Total notes payable and credit agreements	5,587,014	5,749,894
Securitization Facility	1,396,000	1,287,000
Total notes payable, credit agreements and Securitization Facility	$6,983,014	$7,036,894
Current portion	$2,345,803	$2,314,056
Long-term portion	4,637,211	4,722,838
Total notes payable, credit agreements and Securitization Facility	$6,983,014	$7,036,894
On May 3, 2023, the Company entered into the thirteenth amendment to the Credit Facility. The amendment replaced LIBOR on the term B loan with the Secured Overnight Financing Rate ("SOFR"), plus a SOFR adjustment of 0.10%.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at September 30, 2023.
9. Income Taxes
The Company's effective tax rate was 26.6% and 26.8% for the three months ended September 30, 2023 and 2022, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended September 30, 2023 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes.
10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$271,496	$248,885	$726,033	$729,008
Denominator for basic earnings per share	73,165	74,461	73,523	76,311
Dilutive securities	1,439	1,097	1,210	1,376
Denominator for diluted earnings per share	74,604	75,558	74,733	77,687
Basic earnings per share	$3.71	$3.34	$9.87	$9.55
Diluted earnings per share	$3.64	$3.29	$9.72	$9.38
Diluted earnings per share for the three months ended September 30, 2023 and 2022 excludes the effect of 0.7 million and 2.5 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended September 30, 2023 and 2022.

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
The Company’s segment results are as follows for the three and nine month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023[1]	2022	2023[1]	2022
Revenues, net:
Fleet	$365,502	$395,203	$1,120,823	$1,124,157
Corporate Payments	258,800	196,941	732,958	570,408
Lodging	141,389	125,961	400,287	337,438
Brazil	134,172	108,583	381,998	322,945
Other[2]	71,029	66,312	184,333	188,571
	$970,892	$893,000	$2,820,399	$2,543,519
Operating income:
Fleet	$186,614	$192,598	$547,637	$547,233
Corporate Payments	102,143	69,669	265,100	193,735
Lodging	74,023	63,463	196,832	161,802
Brazil	61,054	44,646	168,673	123,591
Other[2]	21,143	18,794	54,580	51,010
	$444,977	$389,170	$1,232,822	$1,077,371
Depreciation and amortization:
Fleet	$34,219	$34,897	$104,147	$104,531
Corporate Payments	21,114	15,864	61,458	48,936
Lodging	12,189	10,474	35,247	31,329
Brazil	14,989	13,756	45,065	41,164
Other[2]	2,239	2,222	6,741	6,529
	$84,750	$77,213	$252,658	$232,489
1Results from Global Reach Group acquired in the first quarter of 2023 are reported in the Corporate Payments segment from the date of acquisition. Results from Mina Digital Limited, Business Gateway AG and PayByPhone acquired during 2023 are reported in the Fleet segment, from the date of acquisition.
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
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission ordered that the stay of the parallel Section 5 administrative action will remain in place during the pendency of the Eleventh Circuit appeal. The Company has incurred and continues to incur legal and other fees related to this FTC complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of September 30, 2023 and December 31, 2022 (in millions) is presented in the following table:

	Notional
	September 30, 2023	December 31, 2022
Foreign exchange contracts:
Swaps	$194.3	$160.9
Futures and forwards	19,841.1	15,159.4
Written options	19,671.8	13,701.9
Purchased options	15,983.3	11,474.2
Total	$55,690.5	$40,496.4
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$607.7	$557.6	$317.1	$267.0
Cash collateral	46.1	187.1	46.1	187.1
Total net of cash collateral	$561.6	$370.5	$271.0	$79.9

	December 31, 2022
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$582.2	$540.0	$266.9	$224.7
Cash collateral	56.1	148.2	56.1	148.2
Total net of cash collateral	$526.1	$391.8	$210.8	$76.5
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2023 and December 31, 2022 (in millions):

		September 30, 2023	December 31, 2022
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$222.3	$204.9
Derivative Assets	Other assets	$94.8	$62.0
Derivative Liabilities	Other current liabilities	$188.8	$184.1
Derivative Liabilities	Other noncurrent liabilities	$78.2	$40.6
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
In August 2023, the Company entered into eight additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $2.0 billion as shown disaggregated in the table below.
As of September 30, 2023, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Fixed Rates	Maturity Date
$500	2.50%	12/19/2023
$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
$100	4.35%	7/31/2026
$250	4.40%	7/31/2026
$250	4.40%	7/31/2026
$400	4.33%	7/31/2026
$250	4.29%	1/31/2027
$250	4.29%	1/31/2027
$250	4.19%	7/31/2027
$250	4.19%	7/31/2027
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $24.6 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the nine months ended September 30, 2023 related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2023 and December 31, 2022 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		September 30, 2023	December 31, 2022
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$45.5	$12.0
Swap contracts	Other assets	$8.6	$—
Swap contracts	Other noncurrent liabilities	$(6.5)	$—
As of September 30, 2023, the estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $45.5 million.
Net Investment Hedge
In February 2023, the Company entered into a cross-currency interest rate swap that is designated as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro-denominated net investments. This contract also creates a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional.
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swap due to changes in the USD/euro spot rate. The Company anticipates perfect effectiveness of the designated hedging relationship and records changes in the fair value of the cross-currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $6.4 million in interest expense, net for the nine months ended September 30, 2023 related to these excluded components. The cross-currency interest rate swap designated as a net investment hedge is recorded in prepaid expenses and other current assets at a fair value of $6.9 million as of September 30, 2023. Upon settlement, cash flows attributable to derivatives designated as net investment hedges will be classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax, for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	September 30, 2023
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(1,518,640)	$8,990	$(1,509,650)
Other comprehensive (loss) income before reclassifications	(16,387)	71,500	55,113
Amounts reclassified from AOCL	120,269	(24,603)	95,666
Tax effect	—	(3,063)	(3,063)
Other comprehensive income, net of tax	103,882	43,834	147,716
Balance at September 30, 2023	$(1,414,758)	$52,824	$(1,361,934)

	September 30, 2022
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)
Other comprehensive (loss) income before reclassifications	(228,666)	30,084	(198,582)
Amounts reclassified from AOCL	—	13,582	13,582
Tax effect	—	(10,829)	(10,829)
Other comprehensive (loss) income, net of tax	(228,666)	32,837	(195,829)
Balance at September 30, 2022	$(1,670,171)	$9,726	$(1,660,445)
Amounts reclassified that relate to foreign currency translation during the nine months ended September 30, 2023 are related to the Company's Russia business disposed of during the quarter ended September 30, 2023. See Note 15 for additional information regarding the Company's disposition of its Russia business.
15. Russia Disposition
During the second quarter of 2023, the Company signed definitive documents to sell its Russia business to a third party. At June 30, 2023, the Company concluded that the sale was not considered probable due to continued uncertainty regarding regulatory approvals and ongoing discussions regarding the nature and timing of deal completion. As such, the assets and liabilities associated with the Company's Russian business were not classified as held for sale prior to the completion of the transaction. During August 2023, the Company received the outstanding regulatory approvals, and the sale was completed on August 15, 2023.
The sale includes the entirety of the Company's operations in Russia and results in a complete exit from the Russia market. The Russia business was historically reported within the Company's Fleet segment and did not meet the criteria to be presented as discontinued operations. The Company received total proceeds, net of cash disposed and net of a $5.6 million foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars, of $197.0 million, which have been recorded within investing activities in the accompanying Unaudited Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a net gain on disposal of approximately $13.7 million during the third quarter of 2023, which represents the proceeds received less the derecognition of the related net assets, the reclassification of accumulated foreign currency translation losses, and the foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars. The net gain is included within other (income) expense, net in the accompanying Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2023.
The business in Russia accounted for approximately $62.0 million and $59.1 million of the Company's consolidated income before income taxes for the nine months ended September 30, 2023 and 2022, respectively. The Company's assets in Russia were approximately 3.2% of consolidated assets at December 31, 2022.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and nine months ended September 30, 2023 and 2022, with period-over-period comparisons between these periods. A detailed discussion of 2022 items and period-over-period comparisons between the three and nine months ended September 30, 2022 and 2021 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
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
Businesses spend an estimated $135 trillion each year in transactions with other businesses. In many instances, businesses lack the proper tools to monitor what is being purchased, and employ manual, paper-based, disparate processes and methods to both approve and make payments for their business-to-business purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions, and more.
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
Impact of Russia's Invasion of Ukraine and Other Geo-Political Events on Our Business
The current military conflicts between Russia and Ukraine, as well as within the Middle East continue to create substantial uncertainty about the global economy in the future. Although the length, impact and outcome of the ongoing military conflicts between Russia and Ukraine and within the Middle East is highly unpredictable, these conflicts could lead to significant market and other disruptions. We have recently exited the Russia market via the disposition of our Russia business, which closed in the third quarter of 2023 (see "Russia Disposition" section below). Additionally, we do not have operations in Israel or Gaza. However, the escalation or continuation of these conflicts presents heightened risks and has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, limitations on access to credit markets, increased operating costs (including fuel and other input costs), the frequency and volume of failures to settle securities transactions, inflation, potential for increased volatility in commodity, currency and other financial markets, and safety risks. We cannot predict how and the extent to which the conflicts will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflicts could also result in loss of cash, assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of these conflicts, which could damage our brand image or corporate reputation.
The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the extent, severity, duration and outcome of the conflicts. We are actively monitoring the situations and assessing the impact on our business, and are continuing to refine our business continuity plan, which includes crisis response materials designed to mitigate the impact of disruptions to our business. Further, there can be no assurance that our plan will successfully mitigate all disruptions. To date we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations. The extent, severity, duration and outcome of the military conflicts, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruptions may also magnify the impact of other risks described herein and in our Annual Report on Form 10-K.
Russia Disposition
During the second quarter of 2023, we signed definitive documents to sell our Russia business to a third party. At June 30, 2023, we concluded that the sale was not considered probable due to continued uncertainty regarding regulatory approvals and ongoing discussions regarding the nature and timing of deal completion. As such, the assets and liabilities associated with our Russian business were not classified as held for sale prior to the completion of the transaction. During August 2023, we received the outstanding regulatory approvals, and the sale was completed on August 15, 2023.
The sale includes the entirety of our operations in Russia and results in a complete exit from the Russia market. The Russia business was historically reported within our Fleet segment and did not meet the criteria to be presented as discontinued operations. We received total proceeds, net of cash disposed and net of a $5.6 million foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars, of $197.0 million, which have been recorded within investing activities in the accompanying Unaudited Consolidated Statements of Cash Flows. In connection with the sale, we recorded a net gain on disposal of approximately $13.7 million during the third quarter of 2023, which represents the proceeds received less the derecognition of the related net assets, the reclassification of accumulated foreign currency translation losses and the foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars. The net gain is included within other (income) expense, net in the accompanying Unaudited Consolidated Statements of Income for the three months ended September 30, 2023.
Our business in Russia accounted for approximately $62.0 million and $59.1 million of our consolidated income before income taxes for the nine months ended September 30, 2023 and 2022, respectively. Our assets in Russia were approximately 3.2% of our consolidated assets at December 31, 2022.
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
Results
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the three and nine months ended September 30, 2023 and 2022, (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Revenues, net	$970.9	$893.0	$2,820.4	$2,543.5
Net income	$271.5	$248.9	$726.0	$729.0
Net income per diluted share	$3.64	$3.29	$9.72	$9.38

Adjusted Net Income, Adjusted Net Income Per Diluted Share, EBITDA and EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Adjusted net income	$335.1	$320.7	$932.5	$936.5
Adjusted net income per diluted share	$4.49	$4.24	$12.48	$12.06
EBITDA	$528.9	$466.4	$1,486.1	$1,309.9
EBITDA margin	54.5%	52.2%	52.7%	51.5%

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
Sources of Revenue
FLEETCOR offers a variety of business payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in three geographies, with 83% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels), partners for whom we manage payment programs, as well as individual consumers.

We report information about our operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through four reportable segments: Fleet, Corporate Payments, Lodging, and Brazil. The remaining results are included within Other, which includes our Gift and Payroll Card businesses. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net." See “Results of Operations” for additional segment information.
Revenues, net, by Segment. For the three and nine months ended September 30, 2023 and 2022, our segments generated the following revenue (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Unaudited)*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Fleet	$365.5	38%	$395.2	44%	$1,120.8	40%	$1,124.2	44%
Corporate Payments	258.8	27%	196.9	22%	733.0	26%	570.4	22%
Lodging	141.4	15%	126.0	14%	400.3	14%	337.4	13%
Brazil	134.2	14%	108.6	12%	382.0	14%	322.9	13%
Other	71.0	7%	66.3	7%	184.3	7%	188.6	7%
Consolidated revenues, net	$970.9	100%	$893.0	100%	$2,820.4	100%	$2,543.5	100%
*Columns may not calculate due to rounding. Other includes our Gift and Payroll Card businesses.

Segment and solutions reporting have converged to be the same. The Fuel solution is now included with the Fleet segment, with the exception of Brazil fuel, which is included in the Brazil segment. Vehicle maintenance, telematics, and Mexico benefits were included in the Other solution category previously, and are now included in the Fleet segment. The Brazil segment includes Brazil benefits from the Other solution category and the Tolls solution category. The Gift and Payroll Card solution categories are now included in Other.
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
Revenues, net by Geography. Revenue by geography for the three and nine months ended September 30, 2023 and 2022, was as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2023		2022		2023		2022
Revenues, net by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$561.4	58%	$558.3	63%	$1,609.8	57%	$1,557.7	61%
Brazil	134.2	14%	108.6	12%	382.0	14%	322.9	13%
United Kingdom	114.5	12%	90.4	10%	333.4	12%	278.4	11%
Other	160.8	17%	135.8	15%	495.2	18%	384.5	15%
Consolidated revenues, net	$970.9	100%	$893.0	100%	$2,820.4	100%	$2,543.5	100%
*Columns may not calculate due to rounding.

Organic Revenues, net by Segment and KPI. The following table presents organic revenue growth by segment and per key performance metric for the three months ended September 30, 2023 and 2022 (in millions except revenues, net per key performance metric).*

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2023	2022	Change	% Change	2023	2022	Change	% Change
FLEET
'- Revenues, net	$365.5	$395.2	(29.7)	(8)%	$396.7	$381.1	$15.6	4%
'- Transactions	122.0	123.4	(1.4)	(1)%	122.0	124.1	(2.1)	(2)%
'- Revenues, net per transaction	$2.99	$3.20	$(0.21)	(6)%	$3.25	$3.07	$0.18	6%
CORPORATE PAYMENTS
'- Revenues, net	$258.8	$196.9	$61.9	31%	$256.8	$213.7	$43.1	20%
'- Spend volume	39,446	30,609	8,837	29%	39,446	32,828	6,618	20%
'- Revenue, net per spend $	0.66%	0.64%	0.01%	2%	0.65%	0.65%	—%	—%
LODGING
'- Revenues, net	$141.4	$126.0	$15.4	12%	$141.0	$128.6	$12.4	10%
'- Room nights	9.2	9.9	(0.7)	(7)%	9.2	10.0	(0.9)	(9)%
'- Revenues, net per room night	$15.41	$12.78	$2.62	21%	$15.36	$12.81	$2.55	20%
BRAZIL
'- Revenues, net	$134.2	$108.6	$25.6	24%	$126.0	$108.6	$17.4	16%
'- Tags (average monthly)	6.7	6.2	0.4	7%	6.7	6.2	0.4	7%
'- Revenues, net per tag	$20.16	$17.47	$2.69	15%	$18.94	$17.47	$1.47	8%
OTHER[1]
'- Revenues, net	$71.0	$66.3	$4.7	7%	$70.5	$66.3	$4.2	6%
'- Transactions	296.6	249.4	47.1	19%	296.6	249.4	47.1	19%
'- Revenues, net per transaction	$0.24	$0.27	$(0.03)	(10)%	$0.24	$0.27	$(0.03)	(11)%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$970.9	$893.0	$77.9	9%	$991.1	$898.3	$92.8	10%

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
•Other (income) expense, net—Our other (income) expense, net includes gains or losses from the following: sales of assets or businesses, foreign currency transactions, extinguishment of debt, and investments. This category also includes other miscellaneous non-operating costs and revenue. Certain of these items may be presented separately on the Consolidated Statements of Income.
•Interest expense, net—Our interest expense, net includes interest expense on our outstanding debt, interest income on our cash and cash equivalents balances and interest on our interest rate and cross-currency swaps.
•Provision for income taxes—Our provision for income taxes consists of corporate income taxes related primarily to profits resulting from the sale of our products and services on a global basis.
Factors and Trends Impacting our Business
We believe that the following factors and trends are important in understanding our financial performance:
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, and in other locations internationally, including the current conflict between Russia and Ukraine and other geopolitical events in the Middle East, as discussed elsewhere in this Quarterly Report on Form 10-Q. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble (for periods prior to the disposition of our Russian business), relative to the U.S. dollar. Approximately 57% and 61% of our revenue in the nine months ended September 30, 2023 and 2022, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign currency trading business aggregates foreign exchange exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 10% and 13% of revenues, net were directly impacted by changes in fuel price in the three months ended September 30, 2023 and 2022, respectively. We estimate approximately 11% and 13% of revenues, net were directly impacted by changes in fuel price in the nine months ended September 30, 2023 and 2022, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 4% and 6% of revenues, net were directly impacted by fuel price spreads in the three months ended September 30, 2023 and 2022, respectively. We estimate approximately 5% and 6% of revenues, net were directly impacted by fuel price spreads in the nine months ended September 30, 2023 and 2022, respectively. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 27, 2023, the U.S. Federal Open Market Committee has increased the benchmark rate eleven times for a total rate increase of 5.25%. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our cash investments and debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. On January 22, 2019, we entered into three swap contracts. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. For each of these swap contracts, we paid a fixed monthly rate and received one month LIBOR. In January 2022 and 2023, $1.0 billion and $500 million, respectively, of our interest rate swaps matured. On May 4, 2023, we amended the remaining LIBOR-based swap. The amendment replaced LIBOR on the swap with one-month term SOFR resulting in a pay-fixed monthly rate of 2.50%, without further changes to the terms of the swap. In January 2023, we entered into five swap contracts totaling $1.5 billion. In August 2023, we entered into eight additional interest rate swap contracts totaling $2.0 billion. The objective of these swap contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in the SOFR interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one-month term SOFR.
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
Acquisitions and Investments
2023
•In January 2023, we acquired Global Reach, a U.K.-based cross-border payments provider, for approximately $102.9 million, net of cash.
•In February 2023, we acquired the remainder of Mina Digital Limited, a cloud-based electric vehicle ("EV") charging software platform, and we also acquired Business Gateway AG, a European-based vehicle maintenance provider, for a total of approximately $32.2 million, net of cash.
•In September 2023, we acquired PayByPhone Technologies, Inc., a global mobile parking payment application, for approximately $303.2 million, net of cash.
Each of these 2023 acquisitions provide incremental geographic expansion of our products, with PayByPhone specifically intended to progress our broader strategy to transform our vehicle payments business.
2022
•In November 2022, we completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets for approximately $56.8 million, net of cash.
•In September 2022, we made an investment of $6.1 million in a U.K. based EV search and pay mapping service.
•In September 2022, we completed the acquisition of Plugsurfing, a European EV software and network provider, for $75.8 million, net of cash.
•In August 2022, we completed the acquisition of Accrualify, an accounts payable (AP) automation software company, for $41.2 million, net of cash.

•In March 2022, we completed the acquisition of Levarti, a U.S.-based airline software platform company, for $23.7 million, net of cash.
•In February 2022, we made an investment of $7.8 million in Mina Digital Limited, an EV charging payments business and $5.0 million in an EV data analytics business.
Results from our Levarti acquisition are included in our Lodging segment, results from our Accrualify and Global Reach acquisitions are reported in our Corporate Payments segment, and results from our Plugsurfing, Business Gateway AG, Mina and PayByPhone acquisitions are reported in our Fleet segment, from the date of acquisition.
Results of Operations
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
The following table sets forth selected unaudited consolidated statements of income for the three months ended September 30, 2023 and 2022 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2023	% of Total Revenues, net	Three Months Ended September 30, 2022	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$365.5	37.6%	$395.2	44.3%	$(29.7)	(7.5)%
Corporate Payments	258.8	26.7%	196.9	22.1%	61.9	31.4%
Lodging	141.4	14.6%	126.0	14.1%	15.4	12.2%
Brazil	134.2	13.8%	108.6	12.2%	25.6	23.6%
Other	71.0	7.3%	66.3	7.4%	4.7	7.1%
Total revenues, net	970.9	100.0%	893.0	100.0%	77.9	8.7%
Consolidated operating expenses:
Processing	208.2	21.4%	203.3	22.8%	4.9	2.4%
Selling	86.0	8.9%	74.0	8.3%	11.9	16.1%
General and administrative	147.8	15.2%	149.3	16.7%	(1.5)	(1.0)%
Depreciation and amortization	84.8	8.7%	77.2	8.6%	7.5	9.8%
Other operating, net	(0.8)	(0.1)%	—	—%	(0.8)	NM
Operating income	445.0	45.8%	389.2	43.6%	55.8	14.3%
Investment loss (gain)	—	—%	0.2	—%	(0.1)	NM
Other (income) expense, net	(13.4)	(1.4)%	3.7	0.4%	(17.1)	NM
Interest expense, net	88.3	9.1%	45.4	5.1%	42.9	94.4%
Provision for income taxes	98.6	10.2%	91.0	10.2%	7.6	8.3%
Net income	$271.5	28.0%	$248.9	27.9%	$22.6	9.1%

Operating income by segment:
Fleet	$186.6		$192.6		$(6.0)	(3.1)%
Corporate Payments	102.1		69.7		32.5	46.6%
Lodging	74.0		63.5		10.6	16.6%
Brazil	61.1		44.6		16.4	36.8%
Other	21.1		18.8		2.3	12.5%
Total operating income	$445.0		$389.2		$55.8	14.3%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Consolidated Results
Consolidated revenues, net
Consolidated revenues were $970.9 million in the three months ended September 30, 2023, an increase of 8.7% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 10%, driven by increases in transaction volumes and new sales growth and net revenue growth of 1% from acquisitions completed in 2022 and 2023, partially offset by the macroeconomic environment that negatively impacted revenue growth by 2%. Revenues were also negatively impacted compared to the prior period by the disposition of our Russia business in August 2023.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the three months ended September 30, 2023 over the comparable period in 2022, driven primarily by lower fuel price spreads and fuel prices that lowered revenue by approximately $23 million and $12 million, respectively. These decreases were partially offset by favorable foreign exchange rates of approximately $15 million, mostly in our U.K., Brazil and European businesses.
Consolidated operating expenses
Processing. Processing expenses were $208.2 million in the three months ended September 30, 2023, an increase of 2.4% compared to the prior period. Increases were primarily due to approximately $10 million of expenses related to acquisitions completed in 2022 and 2023, the unfavorable impact of foreign exchange rates of $5 million and higher variable expenses driven by increased transaction volumes, partially offset by lower bad debt of $10 million.
Selling. Selling expenses were $86.0 million in the three months ended September 30, 2023, an increase of 16.1% from the prior period. Increases in selling expenses were primarily associated with commissions from higher sales volume and approximately $6 million of expenses related to acquisitions completed in 2022 and 2023.
General and administrative. General and administrative expenses were $147.8 million in the three months ended September 30, 2023, a decrease of 1.0% from the prior period. The decrease in general and administrative expenses was primarily due to lower stock based compensation expense, partially offset by the impact of acquisitions completed in 2022 and 2023 of approximately $7 million and other increases associated with the growth of our business over the comparable prior period.
Depreciation and amortization. Depreciation and amortization expenses were $84.8 million in the three months ended September 30, 2023, an increase of 9.8% from the prior period. Increases in depreciation and amortization expenses were primarily due to incremental investments in capital expenditures, namely technology over the past three years, as well as approximately $4 million due to acquisitions completed in 2022 and 2023.
Consolidated operating income
Consolidated operating income was $445.0 million in the three months ended September 30, 2023, an increase of 14.3% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above and disciplined expense management, resulting in EBITDA margin expansion of 225 basis points over the prior period.
Other (income) expense, net. Other (income) expense, net was $13.4 million in the three months ended September 30, 2023, which primarily represents the net gain of approximately $13.7 million resulting from the disposal of our Russia business during the third quarter of 2023.
Interest expense, net. Interest expense, net was $88.3 million in the three months ended September 30, 2023, an increase of $42.9 million from the prior period. The increase in interest expense was primarily due to rising interest rates on our borrowings and net cash used in financing activities, partially offset by the benefit of higher cash balances in certain foreign jurisdictions and an increase in interest income from higher interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2023	2022
Term loan A	6.73%	3.60%
Term loan B	7.10%	3.96%
Revolving line of credit A & B (USD)	6.75%	3.73%
Revolving line of credit B (GBP)	5.71%	2.60%
We have a portfolio of interest rate swaps which are designated as cash flow hedges and one cross-currency interest rate swap, which is designated as a net investment hedge. During the three months ended September 30, 2023, as a result of these swap contracts and net investment hedge, we recorded a benefit to interest expense, net of $14.7 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $98.6 million and 26.6% for the three months ended September 30, 2023, compared to $91.0 million and 26.8% for the prior period. The increase in the provision for income taxes of 8% is driven by the similar increase in income before income taxes. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended September 30, 2023 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes.
Net income. For the reasons discussed above, our net income increased to $271.5 million, or 9.1%, from the prior period, during the three months ended September 30, 2023.
Segment Results
Fleet
Fleet revenues were $365.5 million in the three months ended September 30, 2023, a decrease of 7.5% from the prior period. Fleet revenues were negatively impacted by the macroeconomic environment by approximately $31 million, driven primarily by unfavorable fuel price spreads of $23 million, lower fuel prices of $11 million, partially offset by favorable changes in foreign exchange rates on revenue of $3 million. The decrease in revenue was also due to the disposition of our Russia business in August 2023 of $17 million and softness in our small fleet customers based in the U.S. Our shift away from micro clients in the U.S. affected our sales and overall results, including lower late fees revenue, which were down 21% from the comparable prior period. These negative impacts were partially offset by organic revenue growth of 4%, driven by new sales growth in our international markets, higher revenue per transaction, as well as the impact of acquisitions, which contributed approximately $3 million in revenue.
Fleet operating income was $186.6 million in the three months ended September 30, 2023, a decrease of 3.1% from the prior period due to the reasons discussed above and the flow through impact of the disposition of our Russia business, which resulted in lower operating income of approximately $12 million. These unfavorable impacts were partially offset by lower bad debt of approximately $16 million, as we shift to higher credit quality customers in the U.S. The decline in bad debt expense more than offset the drag on revenue from shifting away from micro clients, resulting in a net positive impact on operating income.
Corporate Payments
Corporate Payments revenues were $258.8 million in the three months ended September 30, 2023, an increase of 31.4%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 20%, driven by 20% organic growth in spend volume, strong new sales in our AP and cross-border solutions and the impact of acquisitions, which contributed approximately $17 million in revenue.
Corporate Payments operating income was $102.1 million in the three months ended September 30, 2023, an increase of 46.6% from the prior period. Corporate Payments operating income and margin increased primarily due to revenue growth and operating leverage and integration synergies, as revenues grew faster than expenses, partially offset by higher selling expenses driven by growth of the business.
Lodging
Lodging revenues were $141.4 million in the three months ended September 30, 2023, an increase of 12.2% from the prior period. Lodging revenues increased primarily due to organic revenue growth of 10% driven by our insurance and airline verticals, as well as the impact of acquisitions, which contributed approximately $3 million in revenue. Lodging revenues grew due to sales success across industry verticals, in addition to higher revenue per room night driven primarily from our distressed passenger product and higher hotel commission revenues. Offsetting this growth was softness in our construction and transportation verticals as the weaker macroeconomic environment is impacting these sectors, resulting in lower room nights.
Lodging operating income was $74.0 million in the three months ended September 30, 2023, an increase of 16.6% from the prior period. Lodging operating income and margin increased primarily due to revenue growth and our operating leverage, as revenues grew faster than expenses.
Brazil
Brazil revenues were $134.2 million in the three months ended September 30, 2023, an increase of 23.6% from the prior period. Brazil revenues increased primarily due to organic revenue growth of 16% driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products, as well as the positive impact of foreign exchange rates on revenues of approximately $9 million.

Brazil operating income was $61.1 million in the three months ended September 30, 2023, an increase of 36.8% from the prior period. Brazil operating income increased primarily due revenue growth and our operating leverage, as revenues grew faster than expenses and the flow through impact of the favorable impact of macroeconomic environment on operating income of approximately $3 million.
Other
Other revenues were $71.0 million in the three months ended September 30, 2023, an increase of 7.1% from the prior period, primarily due to organic revenue growth of 6% driven by the timing of gift card sales and increased transactions volume over the prior period.
Other operating income was $21.1 million in the three months ended September 30, 2023, an increase of 12.5% from the prior period, with the increase primarily due to revenue growth and our operating leverage, as revenues grew faster than expenses.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
The following table sets forth selected unaudited consolidated statements of income for the nine months ended September 30, 2023 and 2022 (in millions, except percentages)*.

(Unaudited)	Nine Months Ended September 30, 2023	% of Total Revenues, net	Nine Months Ended September 30, 2022	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Fleet	$1,120.8	39.7%	$1,124.2	44.2%	$(3.3)	(0.3)%
Corporate Payments	733.0	26.0%	570.4	22.4%	162.6	28.5%
Lodging	400.3	14.2%	337.4	13.3%	62.8	18.6%
Brazil	382.0	13.5%	322.9	12.7%	59.1	18.3%
Other	184.3	6.5%	188.6	7.4%	(4.2)	(2.2)%
Total revenues, net	2,820.4	100.0%	2,543.5	100.0%	276.9	10.9%
Consolidated operating expenses:
Processing	618.4	21.9%	563.1	22.1%	55.4	9.8%
Selling	254.0	9.0%	230.2	9.1%	23.7	10.3%
General and administrative	461.9	16.4%	440.3	17.3%	21.6	4.9%
Depreciation and amortization	252.7	9.0%	232.5	9.1%	20.2	8.7%
Other operating, net	0.6	—%	0.1	—%	0.6	672%
Operating income	1,232.8	43.7%	1,077.4	42.4%	155.5	14.4%
Investment (gain) loss	(0.1)	—%	0.5	—%	(0.7)	NM
Other (income) expense, net	(15.1)	(0.5)%	6.2	0.2%	(21.3)	NM
Interest expense, net	256.6	9.1%	90.5	3.6%	166.1	183.5%
Loss on extinguishment of debt	—	—	1.9	0.1%	(1.9)	NM
Provision for income taxes	265.5	9.4%	249.2	9.8%	16.3	6.5%
Net income	$726.0	25.7%	$729.0	28.7%	$(3.0)	(0.4)%

Operating income by segment:
Fleet	$547.6		$547.2		$0.4	0.1%
Corporate Payments	265.1		193.7		71.4	36.8%
Lodging	196.8		161.8		35.0	21.6%
Brazil	168.7		123.6		45.1	36.5%
Other	54.6		51.0		3.6	7.0%
Total operating income	$1,232.8		$1,077.4		$155.5	14.4%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.

Consolidated Results
Consolidated revenues, net
Consolidated revenues were $2,820.4 million in the nine months ended September 30, 2023, an increase of 10.9% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 11%, driven by increases in transaction volumes and new sales growth and net revenue growth of 2% from acquisitions completed in 2022 and 2023, partially offset by the macroeconomic environment that negatively impacted revenue growth by 2%. Revenues were also negatively impacted compared to the prior period by the disposition of our Russia business in August 2023.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the nine months ended September 30, 2023 over the comparable period in 2022, driven primarily by the unfavorable impact of fuel prices of approximately $31 million, unfavorable fuel price spreads of approximately $9 million and unfavorable foreign exchange rates of approximately $4 million, mostly in our U.K. and European businesses.
Consolidated operating expenses
Processing. Processing expenses were $618.4 million in the nine months ended September 30, 2023, an increase of 9.8% compared to the prior period. Increases were primarily due to approximately $29 million of expenses related to acquisitions completed in 2022 and 2023, incremental bad debt of $13 million and higher variable expenses driven by increased transaction volumes. Bad debt expense increased over the prior period as customer spend increased due to new sales and higher fuel prices in previous periods. These new customers tend to have higher collection loss rates. Additionally, we experienced higher losses among micro-SMB (small-medium business) customers during the first half of 2023 who were more severely impacted by negative economic conditions, which we addressed by shifting away from micro clients.
Selling. Selling expenses were $254.0 million in the nine months ended September 30, 2023, an increase of 10.3% from the prior period. Increases in selling expenses were primarily associated with approximately $17 million of expenses related to acquisitions completed in 2022 and 2023 and commissions from higher sales volume.
General and administrative. General and administrative expenses were $461.9 million in the nine months ended September 30, 2023, an increase of 4.9% from the prior period. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2022 and 2023 of approximately $24 million and other increases associated with the growth of our business over the comparable prior period. These increases were partially offset by $10 million of lower stock based compensation expense.
Depreciation and amortization. Depreciation and amortization expenses were $252.7 million in the nine months ended September 30, 2023, an increase of 8.7% from the prior period. Increases in depreciation and amortization expenses were primarily due to incremental capital investments over the past three years, as well as approximately $13 million due to acquisitions completed in 2022 and 2023.
Consolidated operating income
Operating income was $1,232.8 million in the nine months ended September 30, 2023, an increase of 14.4% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above and disciplined expense management, resulting in EBITDA margin expansion of 120 basis points over the prior period. These favorable effects were partially offset by the flow through impact on operating income of unfavorable changes in foreign exchange rates of approximately $5 million.
Other (income) expense, net. Other (income) expense, net was $15.1 million in the nine months ended September 30, 2023, which primarily represents the net gain of approximately $13.7 million resulting from the disposal of our Russia business during the third quarter of 2023.
Interest expense, net. Interest expense, net was $256.6 million in the nine months ended September 30, 2023, an increase of $166.1 million from the prior period. The increase in interest expense was primarily due to rising interest rates on our borrowings and net cash used in financing activities, partially offset by the benefit of higher cash balances in certain foreign jurisdictions and an increase in interest income from higher interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30, 2023
(Unaudited)	2023	2022
Term loan A	6.39%	2.56%
Term loan B	6.73%	2.80%
Revolving line of credit A & B (USD)	6.40%	2.73%
Revolving line of credit B (GBP)	5.49%	2.06%

We have a portfolio of interest rate swaps which are designated as cash flow hedges and one cross-currency interest rate swap, which is designated as a net investment hedge. During the nine months ended September 30, 2023, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $31.0 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $265.5 million and 26.8% for the nine months ended September 30, 2023, compared to $249.2 million and 25.5% for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our provision for income taxes for the nine months ended September 30, 2023 increased primarily due to higher income before income taxes and less excess tax benefit on stock option exercises and an increase of $1.6 million incurred from an uncertain tax position related to previous years. For the nine months ended September 30, 2022, the determination that certain foreign income was permanently reinvested resulted in a $9.0 million tax benefit that lowered the tax rate by 0.9%.
Net income. For the reasons discussed above, our net income decreased to $726.0 million in the nine months ended September 30, 2023, a decrease of 0.4% from the prior period.
Segment Results
Fleet
Fleet revenues were relatively flat at $1,120.8 million in the nine months ended September 30, 2023. Fleet revenues were negatively impacted by the macroeconomic environment by approximately $40 million, driven primarily by lower fuel prices of $27 million, unfavorable fuel price spreads of $9 million and unfavorable changes in foreign exchange rates on revenue of $4 million. The decrease in revenue was also due to the disposition of our Russia business in August 2023 of $17 million and softness in our small fleet customers based in the U.S. Our shift away from micro clients in the U.S. affected our sales and overall results, including lower late fees revenue. These negative impacts were offset by organic revenue growth of 4%,driven by new sales growth in our international markets, higher revenue per transaction, as well as the impact of acquisitions, which contributed approximately $5 million in revenue.
Fleet operating income was also relatively flat at $547.6 million in the nine months ended September 30, 2023 from the prior period due to the reasons discussed above, the flow through impact of the disposition of our Russia business, which resulted in lower operating income of approximately $12 million and incremental bad debt of $3 million.
Corporate Payments
Corporate Payments revenues were $733.0 million in the nine months ended September 30, 2023, an increase of 28.5%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 20%, driven by 19% organic growth in spend volume, strong new sales in our AP and cross-border solutions, as well as the impact of acquisitions which contributed approximately $45 million in revenue. These increases were partially offset by the negative impact of the macroeconomic environment of approximately $9 million, primarily driven by unfavorable foreign exchange rates on revenues.
Corporate Payments operating income was $265.1 million in the nine months ended September 30, 2023, an increase of 36.8% from the prior period. Corporate Payments operating income and margin increased primarily due to revenue growth and our operating leverage and integration synergies, as revenues grew faster than expenses. These increases were partially offset by higher selling expenses driven by growth of the business and the flow through impact of the unfavorable macroeconomic environment, which negatively impacted operating income by approximately $4 million.
Lodging
Lodging revenues were $400.3 million in the nine months ended September 30, 2023, an increase of 18.6% from the prior period. Lodging revenues increased primarily due to organic revenue growth of 16% driven in our insurance and airline verticals, as well as the impact of acquisitions, which contributed $8 million in revenue. Lodging revenues grew due to sales success across industry verticals, in addition to higher revenue per room night driven primarily from our distressed passenger product and higher hotel commission revenues. Offsetting this growth was softness in our construction and transportation verticals as the weaker macroeconomic environment is impacting these sectors, resulting in lower room nights.
Lodging operating income was $196.8 million in the nine months ended September 30, 2023, an increase of 21.6% from the prior period. Lodging operating income and margin increased primarily due to revenue growth and our operating leverage, as revenues grew faster than expenses.
Brazil
Brazil revenues were $382.0 million in the nine months ended September 30, 2023, an increase of 18.3% from the prior period. Brazil revenues increased primarily due to organic revenue growth of 16% driven by increases in toll tags sold and expanded product utility, with the differentiated value proposition of our products, as well as the positive impact of foreign exchange rates on revenues of approximately $9 million. These increases were partially offset by the impact of unfavorable fuel prices of approximately $2 million.

Brazil operating income was $168.7 million in the nine months ended September 30, 2023, an increase of 36.5% from the prior period due to revenue growth and our operating leverage, as revenues grew faster than expenses and due to the flow through impact of the favorable macroeconomic environment on operating income of approximately $2 million.
Other
Other revenues were $184.3 million in the nine months ended September 30, 2023, a decrease of 2.2% from the prior period, driven by the timing of gift card sales.
Other operating income was $54.6 million in the nine months ended September 30, 2023, an increase of 7.0% from the prior period, with the increase primarily due to our operating leverage and disciplined expense management.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the next 12 months and the foreseeable future, based on our current assumptions. At September 30, 2023, we had approximately $1.8 billion in total liquidity, consisting of approximately $0.7 billion available under our Credit Facility and unrestricted cash of $1.1 billion, of which approximately $0.6 billion is required for working capital purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity and receivables related to our Lodging business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2023, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2023 and 2022 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2023	2022
Net cash provided by operating activities	$903.9	$438.6
Net cash used in investing activities	$(345.6)	$(267.7)
Net cash used in financing activities	$(501.5)	$(40.1)
Operating activities. Net cash provided by operating activities was $903.9 million in the nine months ended September 30, 2023, compared to $438.6 million in the comparable prior period. The increase in operating cash flows was primarily due to favorable movements in working capital in the nine months ended September 30, 2023 over the comparable period in 2022.
Investing activities. Net cash used in investing activities was $345.6 million in the nine months ended September 30, 2023 compared to $267.7 million in the comparable prior period. The increased use of cash was primarily due to incremental spending on acquisitions completed in 2023 over the comparable period in 2022, partially offset by net proceeds of $197.0 million received for the disposition of our Russian business. Our capital expenditures were $117.2 million in the nine months ended September 30, 2023, an increase of $9.5 million, or 8.9%, from $107.6 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash used in financing activities was $501.5 million in the nine months ended September 30, 2023, compared to $40.1 million in the comparable prior period. The increase in net cash used by financing activities was primarily due to an increase in net repayments on our credit facility and securitization facility of $1,289 million, offset by a decrease in repurchases of common stock of $749 million in the nine months ended September 30, 2023 over the comparable period in 2022.

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
At September 30, 2023, the interest rate on the term loan A was 6.79%, the interest rate on the term loan B was 7.17%, the interest rate on the revolving A and B facilities (USD borrowings) was 6.79%, and the interest rate on the revolving B facility (GBP borrowings) was 6.59%. The unused credit facility fee was 0.25% at September 30, 2023.
At September 30, 2023, we had $2.9 billion in borrowings outstanding on the term loan A, net of discounts, and $1.8 billion in borrowings outstanding on the term loan B, net of discounts and debt issuance costs. We have unamortized debt issuance costs of $3.9 million related to the revolving facilities as of September 30, 2023 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $20.3 million related to our term loans at September 30, 2023 recorded in notes payable and other obligations, net of current potion within the Unaudited Consolidated Balance Sheets.
During the nine months ended September 30, 2023, we made principal payments of $70.5 million on the term loans and net repayments of $94.3 million on the revolving facilities.
As of September 30, 2023, we were in compliance with each of the covenants under the Credit Agreement.
Securitization Facility
We are party to a $1.7 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization Facility"). The Securitization Facility matures on August 18, 2025. At September 30, 2023, the interest rate on the Securitization Facility was 6.38%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of September 30, 2023.

Cross-Border Facilities
We carefully monitor and manage initial and variation margin requirements for our cross-border solutions, which can result in transitory periods of elevated liquidity needs in cases where the currency market experiences disruption. In order to help mitigate that liquidity risk, we have recently entered into facilities intended to provide additional means to manage working capital needs for our cross-border solutions.
During the three months ended September 30, 2023, we entered into an $80.0 million unsecured overdraft facility which may be accessible via written request and corresponding authorization from the lender. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues at a fixed rate equal to the lender's reference rate (as defined in the agreement) plus 1%. As of September 30, 2023, we had no borrowings outstanding under the uncommitted credit facility.
During October 2023, we entered into a 364-day committed revolving credit facility with a total commitment of $40.0 million. This committed facility matures on October 10, 2024. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%).
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
During January 2023, we entered into five receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $1.5 billion as shown disaggregated in the table below.
In August 2023, we entered into eight additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $2.0 billion, as shown disaggregated in the table below.
As of September 30, 2023, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Fixed Rates	Maturity Date
$500	2.50%	12/19/2023
$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
$100	4.35%	7/31/2026
$250	4.40%	7/31/2026
$250	4.40%	7/31/2026
$400	4.33%	7/31/2026
$250	4.29%	1/31/2027
$250	4.29%	1/31/2027
$250	4.19%	7/31/2027
$250	4.19%	7/31/2027
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with $4.0 billion of unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month SOFR.
Our cash flow hedges resulted in a $24.6 million reduction in interest expense, net during the nine months ended September 30, 2023.

Net Investment Hedge
In February 2023, we entered into a cross-currency interest rate swap that we designated as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro-denominated net investments. This contract also creates a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional.
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swap due to changes in the USD/euro spot rate. We anticipate perfect effectiveness of the designated hedging relationship and record changes in the fair value of the cross-currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $6.4 million in interest expense, net for the nine months ended September 30, 2023 related to these excluded components. The cross-currency interest rate swap designated as a net investment hedge is recorded in prepaid expenses and other current assets at a fair value of $6.9 million as of September 30, 2023.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 1, 2024. On October 25, 2022, we announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through September 30, 2023, 28,314,820 shares have been repurchased for an aggregate purchase price of $6.4 billion, leaving us up to $0.7 billion of remaining authorization available under the Program for future repurchases in shares of our common stock.
On August 18, 2023, as part of the Program, we entered an accelerated share repurchase ("ASR') agreement ("2023 ASR Agreement") with a third-party financial institution to repurchase $450 million of its common stock. Pursuant to the 2023 ASR Agreement, we delivered $450 million in cash and received 1,372,841 shares based on a stock price of $262.23 on August 18, 2023. The 2023 ASR Agreement was completed on September 26, 2023, at which time we received 293,588 additional shares based on a final weighted average per share purchase price during the repurchase period of $270.04.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2023, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2022. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

	Revenues, net		Key Performance Metric
	Three Months Ended September 30,		Three Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
FLEET - TRANSACTIONS
Pro forma and macro adjusted	$396.7	$381.1	122.0	124.1
Impact of acquisitions/dispositions	—	14.1	—	(0.7)
Impact of fuel prices/spread	(34.4)	—	—	—
Impact of foreign exchange rates	3.2	—	—	—
As reported	$365.5	$395.2	122.0	123.4
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$256.8	$213.7	$39,446	$32,828
Impact of acquisitions/dispositions	—	(16.8)	—	(2,219)
Impact of fuel prices/spread	(0.2)	—	—	—
Impact of foreign exchange rates	2.2	—	—	—
As reported	$258.8	$196.9	$39,446	$30,609
BRAZIL - TAGS
Pro forma and macro adjusted	$126.0	$108.6	6.7	6.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	(1.0)	—	—	—
Impact of foreign exchange rates	9.1	—	—	—
As reported	$134.2	$108.6	6.7	6.2
LODGING - ROOM NIGHTS
Pro forma and macro adjusted	$141.0	$128.6	9.2	10.0
Impact of acquisitions/dispositions	—	(2.6)	—	(0.2)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.4	—	—	—
As reported	$141.4	$126.0	9.2	9.9
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$70.5	$66.3	296.6	249.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.5	—	—	—
As reported	$71.0	$66.3	296.6	249.4

FLEETCOR CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$991.1	$898.3	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(5.3)
Impact of fuel prices/spread[2]	(35.6)	—
Impact of foreign exchange rates[2]	15.4	—
As reported	$970.9	$893.0

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect an estimated $23 million and $12 million negative impact from fuel price spreads and fuel prices, respectively, partially offset by the positive impact of movements in foreign exchange rates of approximately $15 million.

Adjusted net income and adjusted net income per diluted share. We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including the impact of discrete tax items, the impact of business dispositions, impairment charges, asset write-offs, restructuring and related costs, loss on extinguishment of debt, and legal settlements and regulatory-related legal fees. We adjust net income for the tax effect of adjustments using our effective income tax rate, exclusive of discrete tax items. We calculate adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.

Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, discrete tax items, gains on business disposition, impairment charges, asset write-offs, restructuring and related costs, losses on extinguishment of debt, and legal settlements and regulatory-related legal fees do not necessarily reflect how our business is performing. We adjust net income for the tax effect of each of these adjustments using our effective income tax rate during the period, exclusive of discrete tax items.
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
Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except shares and per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Net income	$271,496	$248,885	$726,033	$729,008
Net income per diluted share	$3.64	$3.29	$9.72	$9.38
Stock-based compensation	29,073	34,180	89,917	100,828
Amortization[1]	58,304	55,748	176,047	171,372
Integration and deal related costs	9,269	4,861	24,734	14,071
Legal settlements/litigation	1,473	2,783	1,957	4,685
Restructuring, related and other[2] costs	2,314	507	3,017	1,270
Gain on disposition of business	(13,712)	—	(13,712)	—
Loss on extinguishment of debt	—	—	—	1,934
Total pre-tax adjustments	86,721	98,079	281,960	294,160
Income taxes	(23,104)	(26,262)	(75,540)	(86,667)
Adjusted net income	$335,113	$320,702	$932,453	$936,501
Adjusted net income per diluted share	$4.49	$4.24	$12.48	$12.06
Diluted shares	74,604	75,558	74,733	77,687

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes impact of foreign currency transactions; prior amounts were not material for recast ($1.9 million) and ($4.1 million) for the quarter and year to date, respectively.
*Columns may not calculate due to rounding.

EBITDA and EBITDA margin. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense (income), depreciation and amortization, loss on extinguishment of debt, investment loss/gain and other operating, net.

The following table reconciles EBITDA and EBITDA margin to net income (in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Net income	$271.5	$248.9	$726.0	$729.0
Provision for income taxes	98.6	91.0	265.5	249.2
Interest expense, net	88.3	45.4	256.6	90.5
Other (income) expense	(13.4)	3.7	(15.1)	6.2
Investment loss (gain)	—	0.2	(0.1)	0.5
Depreciation and amortization	84.8	77.2	252.7	232.5
Loss on extinguishment of debt	—	—	—	1.9
Other operating, net	(0.8)	—	0.6	0.1
EBITDA	$528.9	$466.4	$1,486.1	$1,309.9

Revenues, net	$970.9	$893.0	$2,820.4	$2,543.5
EBITDA margin	54.5%	52.2%	52.7%	51.5%
* Columns may not calculate due to rounding.

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
•adverse changes in program fees or charges we may collect, whether through legal, regulatory or contractual changes;
•the impact of macroeconomic conditions and the current inflationary environment and whether expected trends, including retail fuel prices, fuel price spreads, fuel transaction patterns, electric vehicle, and retail lodging price trends develop as anticipated and we are able to develop successful strategies in light of these trends;
•the international operational and political risks and compliance and regulatory risks and costs associated with international operations, including the impact of the global military conflicts between Russia and Ukraine and in the Middle East, on our business and operations;
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
As of September 30, 2023, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission ordered that the stay of the parallel Section 5 administration action will remain in place during the pendency of the Eleventh Circuit appeal. The Company has incurred and continues to incur legal and other fees related to this FTC complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties, and remediation expenses.
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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Securities
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 1, 2024. On October 25, 2022, the Company announced the Board increased the aggregate size of the Program by $1.0 billion to $7.1 billion. Since the beginning of the Program through September 30, 2023, 28,314,820 shares have been repurchased for an aggregate purchase price of $6.4 billion, leaving the Company up to $0.7 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
On August 18, 2023, as part of the Program, the Company entered an accelerated share repurchase ("ASR') agreement ("2023 ASR Agreement") with a third-party financial institution to repurchase $450 million of its common stock. Pursuant to the 2023 ASR Agreement, the Company delivered $450 million in cash and received 1,372,841 shares based on a stock price of $262.23 on August 18, 2023. The 2023 ASR Agreement was completed on September 26, 2023, at which time the Company received 293,588 additional shares based on a final weighted average per share purchase price during the repurchase period of $270.04.
The following table presents information as of September 30, 2023, with respect to purchases of common stock of the Company made during the three months ended September 30, 2023 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2023 through July 31, 2023	2,205	$252.53	—
August 1, 2023 through August 31, 2023	1,676,985	$268.90	1,675,905
September 1, 2023 through September 30, 2023	296,726	$270.06	293,588	$702,117

[1] During the quarter ended September 30, 2023, pursuant to our Stock Incentive Plan, we withheld 6,423 shares, at an average price per share of $258.10, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

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

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 9, 2023.

FLEETCOR Technologies, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Tom Panther	Chief Financial Officer (Principal Financial Officer)
Tom Panther