Form 10-K
period 2023-12-31
FLEETCOR TECHNOLOGIES INC
filed 2024-02-29
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18,017,911,567 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 17, 2024, there were 71,853,599 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 6, 2024 are incorporated by reference into Part III of this report.

FLEETCOR TECHNOLOGIES, INC.
FORM 10-K
For The Year Ended December 31, 2023

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•the impact of macroeconomic conditions, including any recession that has occurred or may occur in the future, and whether expected trends, including retail fuel prices, fuel price spreads, fuel transaction patterns, electric vehicle, and retail lodging price trends develop as anticipated and we are able to develop successful strategies in light of these trends;
•our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets;
•our ability to attract new and retain existing partners, merchants, and providers, their promotion and support of our products, and their financial performance;
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
•the impact of international conflicts, including between Russia and Ukraine, as well as within the Middle East, on the global economy or our business and operations;
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
•our ability to remediate material weaknesses and the ongoing effectiveness of internal control over financial reporting;
•our restatement of prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries; and
•the other factors and information in this Annual Report on Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Annual Report on Form 10-K.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”) includes the restatement of our unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “Restated Periods”). The Audit Committee of the Company’s Board of Directors, in consultation with the Company's management, concluded that the Company’s previously issued condensed consolidated financial statements and related disclosures for the Restated Periods should no longer be relied upon related to the specific errors contained in such interim financial statements.
As disclosed in Note 20 to the Consolidated Financial Statements included in this Form 10-K, we are restating the Restated Periods to correct errors pertaining only to our balance sheets (and the related effects on the statements of cash flows) related to (1) the recognition of certain cash balances as restricted cash and customer deposits held in custodial accounts for the benefit of (FBO) customers entered into in the first quarter of 2023 based on the Company's determination that it exercises control over such funds and (2) a correction to the Company's accounts receivable and accounts payable balances related to an incorrect classification of certain unbilled accounts receivable balances.
As disclosed in Item 9A, as of December 31, 2023, management has determined that the Company did not maintain effective internal control over financial reporting due to the existence of certain material weaknesses. Management also concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the existence of the material weaknesses. For additional information, see Item 9A of this Form 10-K.
We have not filed and do not intend to file amendments to our Quarterly Reports on Form 10-Q for the Restated Periods. 2023 comparative amounts presented in our 2024 Quarterly Reports on Form 10-Q will be changed retrospectively to reflect the restatement. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to the Restated Periods.
The impact of the restatement on the Restated Periods is described in Note 20 to our audited financial statements included in this Form 10-K.

PART I
ITEM 1. BUSINESS
Introduction
FLEETCOR is a global payments company that helps businesses and consumers better manager their expenses. FLEETCOR's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g. fueling, tolls and parking), lodging expenses (e.g. hotel bookings) and corporate payments (e.g. domestic and international vendors). This results in our customers saving time and ultimately spending less. Since its incorporation in 2000, FLEETCOR’s smarter payment and spend management solutions have been delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide our customers with a better way to pay.
FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT. We expect to rebrand FLEETCOR to Corpay, Inc. in March 2024, including changing our New York Stock Exchange ticker from FLT to CPAY.
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
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Our wide range of modern, digitized solutions provide control, reporting, and automation benefits superior to many of the payment methods businesses often use such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes. In addition to delivering meaningful value to our customers, our solutions also share several important and attractive business model characteristics such as:
•the majority of revenue is derived primarily from business customers, which tend to have relatively predictable, consistent volumes;
•recurring revenue models driven by recurring volume, resulting in predictable revenue;
•similar selling systems with common sales approaches, management and reporting;
•specialized technology platforms and proprietary payment acceptance networks, which create competitive advantages and barriers to entry; and
•high EBITDA margins and cash flow translation with limited infrastructure investment requirements.
We actively market and sell to current and prospective customers leveraging a multi-channel, go-to-market approach, which includes comprehensive digital channels, direct sales forces and strategic partner relationships. We sell stand-alone products and services, and are currently organizing and establishing platforms where a single customer can use multiple products from one user interface. It is important to note that we compete mostly with legacy payment methods and traditional ways of paying, such as cash and checks. We supplement our organic growth strategy and sales efforts by pursuing attractive acquisition opportunities, which serve to strengthen and extend our market positions and create value faster. With a long, proven operating history, FLEETCOR now serves hundreds of thousands of customers with millions of cardholders making payments to millions of vendors around the world.
FLEETCOR has the following reportable segments: Vehicle Payments, Corporate Payments, Lodging Payments and Other. We report these segments as they reflect how we organize and manage our global employee base, manage operating performance, execute on strategic initiatives and contemplate the differing regulatory environments across geographies and solutions. Our Vehicle Payments solutions help control and monitor employee spending while in the field or in a vehicle and include fuel, tolls and other complementary products. Our Corporate Payments solutions simplify and automate vendor payments and include accounts payable (AP) automation, virtual cards, cross-border, and purchasing and travel and entertainment (T&E) card products. Our Lodging Payments solutions help businesses manage their lodging costs, while simplifying the management offerings from hotels, to longer term housing arrangements, while also providing traveler and end customer support.

Vehicle Payments
Our Vehicle Payments solutions are purpose-built to enable our customers to pay for vehicle related expenses. For our business customers, we also provide greater control and visibility of spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our digital enabled solutions provide customers with significant control capabilities such as, customizable user-level controls, programmable alerts, and detailed transaction reporting. Furthermore, our business customers can use the data, controls and tools to combat employee misuse and fraud, streamline expense administration and potentially lower their operating costs, accessible through sophisticated web portals and mobile applications. For our consumer customers, our Vehicle Payment solutions provide seamless, mobile first digital experience when paying for certain vehicle related expenses, removing the friction associated with alternative payment methods and having to use multiple service providers.
We utilize both proprietary and third-party payment acceptance networks to deliver our Vehicle Payments solutions. In our proprietary networks, which tend to be geographically distinct and unique to the markets we serve, transactions are processed on applications and operating systems owned and operated by us, and only at select participating merchants with whom we have contracted directly for acceptance. These proprietary networks generally provide us with better economics, as we control more of the transaction, and richer data because of how the networks and point of sale software are configured. Third-party networks are operated by independent parties, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks. Mastercard and VISA are our primary third-party network partners.
Fuel – Our fuel solutions are used by customers to pay and control spending for fuel for vehicles and fleets, Our fuel solutions are fuel type agnostic, regardless of fuel type (fossil fuel, electricity, etc.). We offer fuel solutions to businesses and government entities who operate vehicle fleets, as well as to consumers primarily in Brazil, Mexico and Europe. At the most basic level, we provide the measurement of fuel used and facilitate the payment for that fuel to the merchant, whether that fuel be diesel, gasoline, compressed natural gas, or electricity, while also providing online control, reporting and tracking capabilities to fleet operators. In many cases we can also deliver fuel price savings to our business customers when compared to the retail (board) price of fuel, and in Europe especially, we also enable fleets to significantly streamline the VAT reclaim process by digitizing and itemizing fuel receipts in a way that is compliant with tax authority requirements.
The measurement, control and payment needs of our customers operating electric vehicles (EV) are similar to those operating traditional, internal combustion vehicles, just centered around electricity usage instead of gas or diesel usage. As we help our customers manage through the transition to EVs, many will operate mixed fleets for a long period of time, and will need access to all modalities of fueling, including networks of fuel stations, electric charging stations both on the road and at the office, in addition to at-home charging options. Considering the increased complexity of managing a mixed or an all EV fleet, our product sets are positioned to remain valuable and capture transaction economics, regardless of the vehicle type or propulsion method. We have also enhanced our customer platforms and reporting capabilities to ensure a fully integrated mixed fleet experience for our customers, so they can capture and review all the relevant fleet insights in one place, eliminating the need to select alternative providers for different fuel types or manage disparate systems.
Many of our solutions also have additional capabilities, where we can enable the fuel card to allow customers to purchase a limited set of non-fuel items, such as oil, tolls, parking and vehicle maintenance supplies. Our proprietary EV networks in the U.K. and western Europe, combined with our Mastercard network in the U.S., offer access to hundreds of thousands of charge points and the management of at-home charging, while also delivering additional value-added services through a mobile app, including the ability to locate and route to a charge-point, charge-point speed, functionality and whether in use. Our EV home-charging software solution is aimed at fleets that need to accurately reimburse drivers for charging that takes place at home for business purposes, capturing, measuring and accurately pricing relevant charging sessions and is directly integrated with energy companies to facilitate direct payment, thus bypassing the home energy account. We are actively expanding our EV footprint to accommodate charging in the U.S., U.K. and Europe.
We also provide program management services to major oil companies, leasing companies and fuel marketers, which allow these partners to outsource the sales, marketing, credit, service, and system operations of their branded fuel card portfolios. Our fuel partners include British Petroleum (BP), Arco, Speedway, Casey's and over 640 fuel marketers of all sizes. On the EV side, we also provide similar modular solutions to original equipment manufacturers (OEMs) who wish to distribute on-road EV charging solutions to consumers buying an EV. We would typically either white-label our charging app or integrate directly via application programming interface (API) with vehicle OEMs to deliver access to our products. Our vehicle OEM partners include Renault, Nissan, Polestar and Jaguar-Land Rover.
Tolls – Operated primarily in Brazil, we are the leading electronic toll payments provider to businesses and consumers in the form of radio frequency identification (RFID) tags affixed to vehicle windshields. Our tolls solution primarily operates on our proprietary Sem PararTM network, which processes transactions for more than 6.7 million tagholders on 100% of the toll roads that accept RFID across Brazil. We provide convenience and faster travel for customers, while also reducing manual labor and cash handling at merchants’ toll booths. Our tolls solution also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.
Our tags may also be used at approximately 6,400 participating merchant locations to purchase goods and services while in the vehicle, such as parking, fuel, car washes, and meals at drive-through restaurants. At merchant locations, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and throughput for merchants and eliminates the handling of cash.
Parking – Our parking app for mobile devices allows millions of consumers and fleets to pay for parking in seconds, replacing the use of coins or cash for parking. Our solution also allows business fleets the ability to manage their vehicles from anywhere, add and remove authorized drivers and pay in a secured and approved modality. Given the high frequency nature of use and the millions of monthly active users on the app, parking lends itself well to further extension into the other services we offer, namely EV charging, maintenance and fueling, amongst others. Our parking solutions are available in the U.S., Canada, Europe, the U.K. and Brazil.
Fleet Maintenance – We provide a SaaS-based vehicle lifecycle management solution that helps major leasing companies, as well as fleet operators of all sizes, to predominately manage their vehicle maintenance, service, and repair needs primarily in the U.K., but also in France, Denmark, Ireland and Australia. This solution is provided through our proprietary maintenance and repair network, which, in the U.K., processes transactions for fleet customers at over 9,000 service centers. The same platform also provides leasing companies with the capability to manage the re-marketing of leased vehicles and any ad-hoc vehicle rental needs. In addition, we offer compliance service to the U.K.’s heavy goods (truck) operators, workshops and drivers. Finally, we are increasingly extending the platform for use in the small fleet and B2B2C space, enabling consumers to access our proprietary maintenance network at advantaged economics to them.
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
AP Automation – We offer AP Automation solutions with options that are purpose-built for the simplest small business to the most complex large enterprise. We initiate, manage and guarantee payment of all company-approved bills to all domestic and international vendors through whichever payment modalities the vendors allow, such as automated clearing house (ACH), wire, check or payment card. Our mid-market/enterprise option meets the needs of the most complex global enterprises with multiple organizational hierarchies, approval workflows, locations, bank accounts, robust on-demand reporting and seamless integration with Enterprise Resource Planning (ERP) systems. We also provide rich data on the remittance to the vendor, regardless of payment modality, which facilitates invoice reconciliations and payment posting. By automating the process of paying vendors, businesses of all sizes can reduce the time, costs and fraud risks associated with their payment processes, and focus on operating their businesses.
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
Our Virtual Card solution operates solely on the Mastercard network. Our customers’ ERP systems are directly integrated with our issuing system, and merchants must be enrolled in our proprietary vendor network to accept our Virtual Card solution. This two-sided transaction, where both payor and receiver are in our network, provides substantial payment security relative to paper checks or ACH.
Cross-Border – Our Cross-Border solution is used by our customers to pay international vendors, foreign office and personnel expenses and for profit repatriation and dividends. We also offer hedging and risk management services to customers, which helps them manage the impact of volatile exchange rates in the course of doing business internationally. This solution may be sold in conjunction with our AP Automation and Virtual Card solutions.

Trade settlement and payment delivery is facilitated through a global network of correspondent banks, in-country payment gateways and technology providers, enabling us to send payments to recipients in over 200 countries and 145 currencies. Our customers rely on us to deliver personalized service and customer solutions. We offer a proprietary trading and payments platform that we can "white label" for financial institutions looking to expand their cross-border payment capability, as well as a suite of API products that enables us to embed our full capability directly within the technology of both customers and partners. By utilizing transaction monitoring and watch list screening systems, we ensure payments are safe, secure, and meet all applicable regulatory requirements.
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
Lodging Payments
Our Lodging Payments solutions help businesses manage and control their lodging costs while simplifying the management offerings from hotels or longer term housing arrangements and also providing traveler and end customer support. We serve lodging customers through three primary verticals: workforce, airlines and insurance. We offer lodging solutions to businesses primarily in North America and the U.K. that have employees who travel overnight for work purposes, to airlines and cruise lines globally to accommodate both their traveling crews and stranded passengers and to policyholders displaced from their homes due to damage or catastrophe on behalf of property insurance carriers.
The size, scale, and nature of our lodging customer base enables us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and far below the rates available to the general public. We utilize both proprietary and third-party networks where we provide access to deeply discounted hotel rooms with streamlined travel management programs, providing enhanced controls and reporting, audit and tax management services. We also can secure hotel rooms outside our proprietary networks in each of our solutions, or private homes in our insurance vertical. We use proprietary data management and payment processing systems to manage customer billings and reports, which, combined with our discounted hotel network, provide customers with potential savings and increased visibility into their lodging costs.
Workforce – Our Workforce Lodging solutions provide a comprehensive solution for business travel programs of any size and business profile, with the ability to scale to the needs of the customer. Our solution allows customers to find and book lodging in minutes online, via app, directly with the hotel or by calling us. We provide full-service lodging management for project-based travelers and long-term stay programs. Our solution provides customers options, controls and insights they need to streamline their corporate lodging program and optimize their investment in travel.
Airlines –The integration of our processing systems with airline logistics and crew management systems enables us to deliver incremental enhanced services to the airline travel industry. We offer end-to-end automation of the crew layover process, providing cost-saving hotel and transport bookings. We also have a proactive disruption system managing flight rebookings, hotels, meals, compensation, and transportation for distressed passengers, which delivers a notification directly to the affected passenger to self-service based on their individual requirements. With an all-in-one platform, airlines can access automated web-based billing and continual transaction auditing that's tied to their operational data to increase billing accuracy.
Insurance – We provide temporary housing solutions for displaced policyholders of insurance carriers and catastrophe teams, serving at the request and approval of the insurance adjuster, delivering a seamless housing experience. We partner with claims adjusters to determine the best housing solution for policyholders, including extended stay hotels and long-term housing, providing policyholders a mobile app to manage their temporary housing and receipts.
Other
FLEETCOR provides other payments solutions that are not considered within our Vehicle Payments, Corporate Payments, or Lodging Payments segments.
Gift – We provide fully integrated gift card program management and processing services to retailers in 64 countries, in both plastic and digital form. The gift cards are issued specifically for each customer under their specific brands and are generally accepted exclusively within their retail network, digitally or in-person.
Our Gift solutions include card design, production and packaging, delivery and fulfillment, card and account management, transaction processing, promotion development and management, website design and hosting, program analytics and card distribution channel management. Our turnkey solution benefits our customers in the form of brand promotion, cardholder loyalty, increased sales, interest on prepaid balances and breakage on abandoned card balances.
Payroll Card – We offer a Payroll Card solution in North America in the form of a reloadable stored value card, that can be used instead of a paper payroll check. Our solution operates on the Mastercard payment network and the Allpoint ATM network. The payroll cards are issued to our customers’ employees and funded by the employees’ wages. As cardholders, the employees may present the payroll card as a form of payment for personal purchases, transfer funds to their bank account or withdraw funds from participating ATMs.

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
Credit Underwriting and Collections
We perform a detailed application review of all new applications for credit, evaluating the applications for fraud as well as credit risk. With both the fraud and credit review we leverage third-party data sources, including device data, fraud scores and credit bureau data to name a few. The credit review includes a combination of Machine Learning models, as well as judgmental underwriting based on customer financials. We employ a variety of tools to manage risk in our portfolio, including billing frequency, payment terms, spending limits, payment methods, delinquency suspension and security. Further, we use fraud detection programs, including proprietary and third-party solutions, to monitor transactions and prevent misuse. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts and control our risk through various strategies. We conduct targeted strategies to minimize exposure to high-risk accounts, including reducing spending limits and payment terms or requiring additional security deposits.
Competition
Our primary competition is from financial institutions providing a full suite of financial products, including general purpose cards, AP payments (i.e. check and ACH), and foreign exchange (FX) solutions. We also compete with specialized competitive offerings from other companies that vary by product solution.
•Vehicle Payments: Our fuel solutions compete with similar offerings such as, WEX, U.S. Bank Voyager Fleet Systems, Edenred, Sodexo, Alelo, Radius Payment Solutions and DKV. Our toll solutions compete with similar offerings such as, ConectCar, Veloe (Alelo), and Repom (Edenred). Our parking solutions compete with similar offerings such as ParkMobile, ParkHub, Parking BOXX and FLASH.
•Corporate Payments: Our corporate payments solutions compete with similar offerings from financial institutions, such as, American Express, Coupa, AvidXchange, Bill.com and Convera.
•Lodging Payments: Our lodging solutions compete with similar offerings from traditional travel management companies such as, American Express Global Business Travel, as well as in-house travel solutions at large corporations and airlines.
•Other; Our gift and payroll card solutions compete with similar offerings from Fiserv, other special-purpose card issuers, and payroll companies.
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
•Diversification – Our solutions and geographic diversification are designed to provide stability through the “portfolio effect” when one geography or business is underperforming relative to the others. This allows FLEETCOR to deliver more consistent financial performance relative to competitors, continue to invest throughout business cycles and reallocate resources to higher performing businesses.
Technology
Our technology provides continuous authorization of transactions, processing of critical account and customer information, and settlement between merchants, issuing companies, and individual commercial entities. We recognize the importance of state-of-the-art, secure, efficient, and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2023, we spent approximately $370 million in capital and operating expenses to operate, protect, and enhance our technology.
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
Our technology function is based in the U.S., Europe and Brazil and has expertise in the management of applications, transaction networks and infrastructure. We operate application development centers in the U.S., U.K., Netherlands, Czech Republic, Brazil and New Zealand. Our distributed application architecture allows us to maintain, administer and innovate our solutions in a cost-effective and flexible manner. Our purpose-built solutions contain significant intellectual property that differentiates us from our competition.
We continually seek to modernize and evolve our technology solutions through our core IT transformation initiatives. Our IT transformation initiatives are focused on three main pillars: (1) digital strategy; (2) core systems modernization; and (3) data. Our digital strategy is focused on streamlining a digital customer experience across all of our solutions, providing a seamless experience. Additionally, we are investing in modernizing our core transactional systems to make them more resilient, secure, and scalable. Our technology infrastructure is supported by highly-secure data centers, with redundant locations. We operate our primary data centers, located in Atlanta, Georgia; Studley, United Kingdom; Prague, Czech Republic; Las Vegas, Nevada; Lexington and Louisville, Kentucky; São Paulo, Brazil; and Toronto, Canada.
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
We maintain disaster recovery and business continuity plans, which benefited us during the COVID-19 pandemic and continue to benefit us. Our telecommunications and internet systems have multiple levels of redundancy to ensure the reliability of network service. In 2023, we achieved over 99.9% up-time for authorizations globally.
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
Our systems align with industry standards for security, with multiple industry certifications. Our network is configured with multiple layers of security to isolate our core systems from unauthorized access. We use secure communication among applications, and our employees access critical components strictly on a "need-to-know" basis. We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity risks or other technological risks, which could subject us to liability and damage our reputation. See also, "Risks related to information technology and security" under Item 1A for further discussion of the risks we face in connection with our technology systems and potential data breach and cybersecurity risks facing the Company. Also, see Item 1C Cybersecurity for further discussion of the Company's risk management strategy and governance.

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
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments. In the U.S., most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in all states where required for business. Many states exercise authority over the operations related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. As a result of these periodic examinations, state agencies sometimes issue us findings and recommendations, prompting us to make changes to our operations, and procedures.
As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders or direct and indirect changes of control of the licensee and certain other corporate events, and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states as well as the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (FinCEN) also require money transmitters and issuers of payment instruments to comply with federal and state anti-money laundering laws (AML) and regulations. See “Anti-Money Laundering, Counter Terrorist, and Sanctions Regulations.”
Recently, a number of state legislatures have adopted all or parts of a new money transmission and sales of payment instruments model law, the Money Transmission Modernization Act. State laws regarding money transmission and sales of payment instruments requirements may continue to change in the future. Additionally, government agencies may impose new or additional requirements on money transmission and sales of payment instruments. We expect that compliance costs will increase in the future for our regulated subsidiaries.
Privacy and Information Security Laws and Regulations
We provide services that are subject to various state, federal, and foreign privacy and information security laws and regulations including, among others, the Gramm-Leach-Bliley Act, the EU’s General Data Protection Regulation (GDPR) and its Network and Information Security (NIS) Directive, the U.K.'s GDPR and NIS Regulations, Canada’s Personal Information Protection and Electronic Documents Act, Brazil’s General Data Protection Law, and China's Personal Information Protection Law. In the U.S., we are now subject to several comprehensive data privacy laws at the state level, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act (effective July 1, 2023), the Connecticut Data Privacy Act (effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). We are also subject to the separate security breach notification laws of each of the 50 states, and the District of Columbia. Some non-U.S. data protection laws, including in the U.K., EU., and China, impose restrictions on the international transfer of personal data absent lawfully recognized transfer mechanisms or, in some cases, prohibit such transfer completely. Going forward, we will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, enforcement actions, regulatory investigations and fines, individual or class action litigation, or reputational harm.
These and similar laws and their related regulations collectively restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. Some also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In many cases they impose obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, some restrict the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. These laws and regulations are complex and evolving, and can provide for significant penalties for non-compliance. We incur and expect to continue to incur significant and ongoing operating costs as part of our efforts to comply with applicable laws and regulations regarding personal information. These efforts also may divert management and employee attention from other business initiatives.

Certain of our products that access payment networks require compliance with Payment Card Industry (PCI) data security standards. See “Payment Card Industry Rules.”
Email and Text Marketing Laws and Regulations
We use email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act (TCPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM Act) and related Federal Communication Commission (FCC) orders. Several states have enacted additional, more restrictive and punitive laws regulating telemarketing and commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments. Although we believe that our telemarketing and email practices comply with the relevant regulatory requirements, violations could result in enforcement actions, statutory fines and penalties, class action litigation and reputational harm.
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
Anti-Money Laundering, Counter Terrorist, and Sanctions Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (BSA) and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and related regulations issued by FinCEN require financial-services providers to establish AML programs, to prohibit the financing of terrorism, to report suspicious activity, and to maintain a number of related records. We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations. In addition to economic sanctions programs, we are also subject to a number of international laws and regulations focused on fighting terrorism and money laundering, including primarily:
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
Non-banks that provide certain financial services are required to register with FinCEN as “money services businesses” (MSB). Certain of our subsidiaries are registered as MSBs.
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
Interchange Fees
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services, and financial markets. The Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. The Federal Reserve has capped debit interchange fees and may reduce the cap in the future, however the cap has not had a material direct impact on our results of operations because we operate under an exemption to the cap for the majority of our debit transactions.
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
State Usury Laws
Extensions of credit under many of our card products may be treated as commercial loans and may require state licensing. In some states, usury laws limit the interest rates that can be charged not only on consumer loans but on commercial loans as well. To the extent that these usury laws apply, we are limited in the amount of interest that we can charge and collect from our customers. Because we have substantial operations in multiple jurisdictions, we utilize choice of law provisions in our cardholder agreements as to the laws of which jurisdiction to apply. With respect to card products where we work with a partner or issuing bank, the partner bank may utilize the law of the jurisdiction applicable to the bank and “export” the usury limit of that state in connection with cards issued to residents of other states or we may use our choice of law provisions.
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
Human Capital
As of December 31, 2023, FLEETCOR employed approximately 10,500 associates located in more than 21 countries around the world, with approximately 4,100 of those associates based in the U.S. At FLEETCOR, we strongly believe that talent is a strong determinant of the Company’s performance and success. Our values-driven people programs, practices and policies have been developed to ensure we are able to attract, retain and develop the quality of talent necessary to advance our key initiatives and achieve our strategic objectives. We are firmly committed to delivering a strong employee value proposition and unique employment experience to our associates which, in turn, should lead to better customer experiences and business outcomes.
Culture
Our culture has evolved through time, as the Company has grown considerably both organically and through acquisitions. Despite FLEETCOR’s expansive size and geographic scope, we seek to retain a strong entrepreneurial spirit, and share a common vision, mission and set of values, which together serve as cornerstones to our “One FLEETCOR” culture. Our values, listed below, are infused in all aspects of FLEETCOR, and guide our employee selection, behavior and interactions with both internal and external stakeholders:
•Innovation – figure out a better way
•Execution – get it done; outputs matter
•Integrity – do the right thing
•People – we make the difference
•Collaboration – accomplish more together
Diversity, Inclusion and Belonging
Our focus on diversity, inclusion and belonging (DIB) is part of our successful “One FLEETCOR” culture. As of December 31, 2023, females represented approximately 52% of our global workforce and approximately 17% of our senior leadership team, while minorities comprised approximately 36% of our domestic workforce and approximately 17% of our senior leadership team.
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
Employee Wellness
FLEETCOR’s benefits programs are designed to meet the evolving needs of a diverse workforce across the globe. Because we want our employees and their families to thrive, in additional to our regular benefit offerings, we focused on physical and mental well-being in 2023. During the year, we offered free, online fitness classes, sponsored the FLEETCOR Wellbeing

Challenge, provided access to employee assistance programs in all regions, and celebrated Mental Health Awareness programs globally.
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
The Voice of the Employee
We continue to develop and refine our people programs based on feedback we receive directly from our workforce, which we gather through a survey of all employees globally. The participation rate for our 2023 survey was approximately 70%. Our employee engagement score in 2023 remained consistent with previous years’ results. We believe our employee proposition remains strong and we continue to attract and retain top talent. We continue to share the detailed engagement scores across the organization, and analyze the results to understand differences by geography, demographics, job level, and leader, and to identify opportunities for further improvement. Throughout 2023, we conducted several additional pulse surveys and focus groups to assess the ongoing engagement of our workforce.
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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of December 31, 2023. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	68	Chief Executive Officer and Chairman of the Board of Directors
Tom Panther	55	Chief Financial Officer
Alan King	47	Group President—Vehicle Payments
Armando L. Netto	55	Group President—Vehicle Payments
Alissa B. Vickery	46	Chief Accounting Officer
Ronald F. Clarke has been our Chief Executive Officer since August 2000 and was appointed Chairman of our Board of Directors in March 2003. From 1999 to 2000, Mr. Clarke served as President and Chief Operating Officer of AHL Services, Inc., a staffing firm. From 1990 to 1998, Mr. Clarke served as Chief Marketing Officer and later as a Division President with Automatic Data Processing, Inc., a human resources software and services company. From 1987 to 1990, Mr. Clarke was a Principal with Booz Allen Hamilton, a global management consulting firm. Earlier in his career, Mr. Clarke was a marketing manager for General Electric Company, a diversified technology, media, and financial services corporation.
Tom Panther has been our Chief Financial Officer since May 2023. Prior to joining FLEETCOR, Mr. Panther served as the CFO at EVO Payments, Inc. (“EVO”) from November 2019 until March 2023, where he was instrumental in EVO delivering strong revenue growth and significant margin expansion, as well as executing a number of key initiatives, including international M&A, debt and capital financings, and serving as a key advisor to the Board. Prior to joining EVO, Mr. Panther worked at SunTrust Banks, Inc. for nearly 20 years serving in numerous leadership roles. Mr. Panther began his career at Arthur Andersen.
Alan King has served as our Group President — Vehicle Payments since December 2023 and prior to that was our Group President of Global Fleet since May 2022. Mr. King joined FLEETCOR in August 2016 and served as our President - U.K., Australia, and New Zealand, based in London, until June 2019. From July 2019 to April 2022, Mr. King was Group President of Europe, Australia, and New Zealand Fuel. Prior to joining us, Mr. King worked at Mastercard where he was most recently Managing Director, MasterCard Prepaid Management Services. During his 11 year career at Mastercard, Mr. King held the roles of Group Head, Global Prepaid Solutions, Group General Manager for Market and Business Development in the U.K. & Ireland, and General Manager, Global Accounts. Prior to Mastercard, Mr. King held leadership positions at VISA in the CEMEA region from 2003 to 2005 and at Citibank from 1998 to 2003, largely across commercial payments in international markets. Mr. King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
Armando L. Netto has served as our Group President — Vehicle Payments since December 2023 and prior to that was our Group President – Brazil since June 2014. Prior to joining us, Mr. Netto led IT Services for TIVIT, an IT and BPO services company, from 2006 to 2014, where he led the integration of functional areas into the business unit, focused on onboarding new clients and ensuring service quality. Prior to TIVIT, Mr. Netto held various leadership roles with Unisys and McKinsey, where he gained international experience in Europe supporting clients in the U.K., France, Austria, Portugal, and the Netherlands.
Alissa B. Vickery has been our Chief Accounting Officer since September 2020 and also served as our interim Chief Financial Officer from October 2022 through May 2023. Mrs. Vickery joined FLEETCOR in 2011 and served as Senior Vice President of Accounting and Controls, with oversight of external reporting, technical accounting and internal audit until her appointment as interim Chief Financial Officer. Prior to joining us, Mrs. Vickery held a Senior Director position at Worldpay and spent more than nine years in public accounting at Deloitte LLP and Arthur Andersen LLP, as a senior manager in the audit and assurance practice.

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
Our business depends heavily on the reliability of proprietary and third-party processing systems. A system outage could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures.
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

Because techniques used to sabotage or obtain unauthorized access to our systems and the data we collect change frequently and may not be recognized until launched against a target, especially considering heightened threats and risks associated with artificial intelligence, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Although we believe we have sufficient controls in place to prevent disruption and misappropriation and to respond to such attacks, any inability to prevent security breaches could have a negative impact on our reputation, expose us to liability, decrease market acceptance of electronic transactions and cause our present and potential clients to choose another service provider.
In addition, the risk of cyber-attacks has increased in connection with the military conflicts between Russia and Ukraine, as well as within the Middle East, and the resulting geopolitical conflicts. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In February 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a warning for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the U.S. and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.
We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. For example, we are subject to a variety of U.S. and international statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries. While we believe we are in compliance with the relevant laws and regulations, if we were ever found to be in violation, our business, financial condition, operating results and cash flows could be materially adversely affected. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer and consumer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures, as well as the cost of deploying additional personnel, training our employees and hiring outside experts, may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines, remediation costs, and with respect to misuse of personal information of our customers, lost revenue and reputational harm. While we maintain insurance covering certain security and privacy damages and claim expenses above a certain financial retention level, we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers and partners.
The markets for our solutions are highly competitive and characterized by rapid technological change, frequent introduction of new products and services, evolving industry standards and evolving customer needs. We must respond to the technological advances offered by our competitors, including the use of artificial intelligence, and the requirements of regulators and our customers and partners, in order to maintain and improve upon our competitive position and fulfill contractual obligations. We may be unsuccessful in expanding our technological capabilities and developing, marketing, selling or encouraging adoption of new products and services that meet these changing demands, which could jeopardize our competitive position. Similarly, if new technologies are developed that displace our traditional payment card as payment mechanisms for purchase transactions by businesses, we may be unsuccessful in adequately responding to customer practices and our transaction volume may decline. In addition, we regularly engage in significant efforts to upgrade our products, services and underlying technology, which may or may not be successful in achieving broad acceptance or their intended purposes.

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
In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, mobile payment applications, e-commerce services and other new offerings emerging in the payments technology industry, including with respect to EVs. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete.
Risks related to our business and operations
Adverse effects on payment card transaction volume and other aspects of our business and operations, from unfavorable macroeconomic conditions, weather conditions, natural catastrophes or public health crises or from changes to business purchasing practices, could adversely affect our financial condition and operating results.
Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions, inflation, rising interest rates, labor shortages and disputes, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, terrorist attacks, prolonged or recurring government shutdowns, regional or domestic hostilities, economic sanctions and the prospect or occurrence or more widespread conflicts, rising energy prices, or a slowdown of global trade, and reduced consumer, small business, government, and corporate spending, have a direct impact on the demand for fuel, business-related products and services, or payment card services in general. A substantial portion of our revenue is based on the volume of payment card transactions by our customers. Accordingly, our operating results could be adversely impacted by such events or trends that negatively impact the demand for fuel, business-related products and services, or payment card services in general.
For example, our transaction volume is generally correlated with general economic conditions and levels of spending, particularly in the U.S., Canada, the United Kingdom, Europe, Latin America, Australia and New Zealand, and the related amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business-related products and services by our customers. Similarly, prolonged adverse weather events, travel bans due to medical quarantine (such as the responses to the COVID-19 pandemic) or in response to natural catastrophes, especially those that impact regions in which we process a large number and amount of payment transactions, could adversely affect our transaction volumes. Likewise, recent political, investor and industry focus on greenhouse gas emissions and climate change issues may adversely affect the volume of transactions or business operations of the oil companies, merchants and truck stop owners with whom we maintain strategic relationships, which could adversely impact our business. Further, we may not be able to successfully execute our EV strategy, which could further adversely impact our business.
In addition, our transaction volumes could be adversely affected if businesses do not continue to use, or fail to increase their use of, credit, debit, ACH, virtual cards or stored value cards as a payment mechanism for their transactions. Similarly, our transaction volumes could be impacted by adverse developments in the payments industry, such as new legislation or regulation that makes it more difficult for customers to do business, or a well-publicized data security breach that undermines the confidence of the public in electronic payment systems.
Further, adverse macroeconomic conditions, and resulting trends, weather conditions, natural catastrophes or public health crises, could affect other aspects of our business. For example, because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and, limitations on travel and mobility and health-related risks, and such adverse factors could impact the amount spent on lodging solutions or other business expenses. While our lodging solutions generally benefit from weather-related events, disasters or catastrophic events in the future, including the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events. Such factors and conditions may also impact the proper functioning of financial and capital markets, which could have a negative impact on our ability to access capital in the future.
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
Under certain circumstances, when we fund customer transactions, we may bear the risk of substantial losses due to fraudulent use of our payment solutions. We do not maintain insurance to protect us against all of such losses. We bear similar risk relating to fraudulent acts of employees or contractors, for which we maintain insurance. However, the conditions or limits of coverage may be insufficient to protect us against such losses.
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
Our card solutions include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represented approximately 4% of our consolidated revenue for the year ended December 31, 2023. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods. Furthermore, regulators and Congress have passed new legislation that changes the electronic payments industry’s pricing, charges and other practices related to its customers. Any restrictions on our ability to price our products and services could materially and adversely affect our revenue.
We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.
The market for our solutions is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in the North American Fuel solutions are small regional and large independent fleet card providers, major oil companies and petroleum marketers that issue their own fleet cards, and major financial services companies that provide card services to major oil companies and petroleum marketers. Corporate Payments solutions faces a variety of competitors, some of which have greater financial resources, name recognition and scope and breadth of products and services. Competitors in the Lodging solutions include travel agencies, online lodging discounters, internal corporate procurement and travel resources, and independent services companies. Our primary competitors in Europe, Australia and New Zealand are independent fleet card providers, major oil companies and petroleum marketers that issue branded fleet cards, and providers of card outsourcing services to major oil companies and petroleum marketers. Our primary competitors in Latin America are independent providers of fleet cards and vouchers for food, fuel, tolls, and transportation and major oil companies and providers of card outsourcing services to major oil companies and petroleum marketers who offer commercial fleet cards.
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
Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources than we do. In addition, our larger competitors may also have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. Many of our competitors provide additional and unrelated products and services to customers, such as treasury management, commercial lending and credit card processing, which allow them to bundle their products and services together and present them to existing customers with whom they have established relationships, sometimes at a discount. If price competition continues to intensify, we may have to increase the incentives that we offer to our customers, decrease the prices of our solutions or lose customers, each of which could adversely affect our operating results. In Vehicle Payments solutions, major oil companies, petroleum marketers and large financial institutions may choose to integrate fuel card services as a complement to their existing or complementary card products and services to adapt more quickly to new or emerging technologies, such as EVs, and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.
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
We estimate during the year ended December 31, 2023, approximately 10% of our consolidated revenue was directly influenced by the absolute price of fuel. Approximately 5% of our consolidated revenue during the year ended December 31, 2023 was derived from transactions where our revenue is tied to fuel price spreads. When our fleet customers purchase fuel, certain arrangements in our Vehicle Payments solutions generate revenue as a percentage of the fuel transaction purchase amount and other arrangements generate revenue based on fuel price spreads. The fuel price that we charge to any Vehicle Payments customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. The significant volatility in fuel prices can impact these revenues by lowering total fuel transaction purchase amounts and tightening fuel price spreads. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our Vehicle Payments customers, or the fuel price we charge to our Vehicle Payments customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The volatility is due to many factors outside our control, including new oil production or production slowdowns, supply and demand for oil and gas and market expectations of future supply and demand, merchant mix and fuel type, political conditions, actions by OPEC and other major oil producing countries, speculative trading, government regulation, weather and general economic conditions. When such volatility leads to a decline in retail fuel prices or a contraction of fuel price spreads, our revenue and operating results could be adversely affected.
The value of certain of our solutions depend, in part, on relationships with oil companies, fuel and lodging merchants, truck stop operators, airlines, sales channels, and other channels and partnerships to grow our business. The failure to maintain and grow existing relationships, or establish new relationships, could adversely affect our revenues and operating results.
The success and growth of our solutions depend on the wide acceptability of such cards when our customers need to use them. As a result, the success of these solutions is in part dependent on our ability to maintain relationships with major oil companies, petroleum marketers, closed-loop fuel and lodging merchants, truck stop operators, airlines, sales channels, and other channels and partnerships (each of whom we refer to as our “partners”) and to enter into additional relationships or expand existing arrangements to increase the acceptability of our payment solutions. These relationships vary in length and may be renegotiated at the end of their respective terms. Due to the highly competitive, and at times exclusive, nature of these relationships, we often must participate in a competitive bidding process to establish or continue the relationships. Such bidding processes may focus on a limited number of factors, including pricing, which may affect our ability to effectively compete for these relationships.
If the various partners with whom we maintain relationships experience bankruptcy, financial distress, or otherwise are forced to contract their operations, our solutions could be adversely impacted. Similarly, because some of our solutions are independently marketed, certain other adverse events outside our control, like those companies’ failure to maintain their brands or a decrease in the size of their branded networks may adversely affect our ability to grow our revenue.
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
A portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our Mastercard-branded cards. Interchange fee amounts associated with our Mastercard network cards are affected by a number of factors, including regulatory limits in the U.S. and Europe and fee changes imposed by Mastercard. In addition, interchange fees are the subject of intense legal, political and regulatory scrutiny and competitive pressures in the electronic payments industry, which could result in lower interchange fees generally in the future.
Our Cross-Border solution depends on our relationships with banks and other financial institutions around the world, which may impose fees, restrictions and compliance burdens on us that make our operations more difficult or expensive.
In our Cross-Border solution, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our solutions or by making it more cumbersome for businesses to do business with us. Any factors that increase the cost of cross-border trade for us or our customers or that restrict, delay, or make cross-border trade more difficult or impractical, such as trade policy (including restrictions arising out of the Russian and Ukrainian conflict or the Middle East conflict) or higher tariffs, could negatively impact our revenues and harm our business. We may also have difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies.
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
If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.
We have significant amounts of cash, cash equivalents, receivables outstanding, and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. Among other services, certain banks and other financial institutions are lenders under our credit facilities, hold customer deposits for customers funds payable on demand, and hold cash collateral received from customers for derivative transactions as part of our Cross-Border solution. We regularly monitor our concentration of, and exposure to counterparty risk, and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited due to the insufficiency of the failed institutions’ estate to satisfy all claims in full or the applicable laws or regulations governing the insolvency, bankruptcy, or resolution proceedings. In the event of default on obligations by, or the failure of, one or more of these counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

We are subject to risks related to volatility in foreign currency exchange rates, and restrictions on our ability to utilize revenue generated in foreign currencies or funds held in foreign jurisdictions.
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2023, approximately 43% of our revenue was denominated in currencies other than the U.S. dollar (primarily, British pound, Brazilian real, Canadian dollar, Russian ruble, Mexican peso, Czech koruna, euro, Australian dollar and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income. In addition, a majority of the revenue from our international payments provider business is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. This solution also writes foreign currency forward and option contracts for our customers. The duration of these derivative contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us.
Additionally, from time to time, we have and expect to continue to enter into cross-currency swap agreements with financial institutions to hedge against the effect of variability in the U.S. dollar to foreign exchange rates. The swap agreements require an exchange of the notional amounts between us and the counterparties upon expiration or earlier termination of the agreements. If, at the expiration or earlier termination of the swap agreements, the U.S. dollar to applicable foreign exchange rate has declined from the rate in effect on the execution date, we are required to pay the counterparties an amount equal to the excess of the U.S. dollar value over the respective foreign currency principal amount. In the event of a significant decline in the applicable exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows.
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
Some of the countries where we operate, and other countries where we will seek to operate, such as Brazil and Mexico, have undergone significant political, economic and social change in recent years, and the risk of unforeseen changes in these countries may be greater than in the U.S. In addition, changes in laws or regulations, including with respect to payment service providers, taxation, information technology, data transmission and the internet, revenues from non-U.S. operations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition.

The current military conflicts between Russia and Ukraine, as well as within the Middle East, are creating substantial uncertainty about the global economy in the future. Although the length, impact and outcome of the ongoing military conflicts between Russia and Ukraine and within the Middle East are highly unpredictable, these conflicts could lead to significant market and other disruptions. We have recently exited the Russia market via the disposition of our Russia business, which closed in the third quarter of 2023. Additionally, we do not have operations in Israel or Gaza. We cannot predict how and the extent to which these conflicts will affect our customers, operations or business partners or the demand for our products and our global business.

We are actively monitoring the situations and assessing the impact on our business. The extent, severity, duration and outcome of the military conflicts, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

In response to the Russian invasion of Ukraine, the U.S., the European Union, the U.K. and other governments have imposed sanctions and other restrictive measures. Such sanctions, and other measures, as well as countersanctions or other responses from Russia or other countries have adversely affected, and will adversely affect, the global economy and financial markets and could adversely affect our business, financial condition and results of operations or otherwise aggravate the other risk factors that we identify herein. We cannot predict the scope of future developments in sanctions, punitive actions or macroeconomic factors arising from these conflicts. These measures are complex and still evolving. Our efforts to comply with such measures may be costly and time consuming and will divert the attention of management. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil or criminal proceedings, sanctions, and other liabilities, which may have a material and adverse effect on our business, financial condition, and results of operations.
Depending on the actions we take or are required to take, the ongoing conflicts could also result in loss of cash, assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of these conflicts, which could damage our brand image or corporate reputation. The extent of the impact of these tragic events on our business remains uncertain and will continue to depend on numerous evolving factors that we are not able to accurately predict, including the extent, severity, duration and outcome of these conflicts. We are actively monitoring the situations and assessing the impact on our business, and are continuing to refine our business continuity plan, which includes crisis response materials designed to mitigate the impact of disruptions to our business. Further, there can be no assurance that our plan will successfully mitigate all disruptions. To date we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations. The extent, severity, duration and outcome of these military conflicts, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.
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

Our payment solutions' results are subject to seasonality, which could result in fluctuations in our quarterly financial results.
Our Vehicle Payments solutions are typically subject to seasonal fluctuations in revenues and profit, which are impacted during the first and fourth quarter each year by the weather, holidays in the U.S., and lower business levels in Brazil due to summer break and the Carnival celebration. Our Gift solutions are typically subject to seasonal fluctuations in revenues as a result of consumer spending patterns. Historically, Gift revenues have been strongest in the third and fourth quarters and weakest in the first and second quarters, as the retail industry has its highest level of activity during and leading up to the Christmas holiday season.
Other Financial Risks
The restatement of our 2023 quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.
As discussed in Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we determined to restate our unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 after the Company determined that there were errors related to the accounting for certain balance sheet accounts. As a result of these errors and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
As described under Item 9A. "Controls and Procedures" below, we have concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2023 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. Specifically, as a result of management’s evaluation, management identified the material weaknesses related to 1) ineffective information technology general controls (ITGCs) in the area of user access management over certain information technology systems used in the execution of controls that support the Company’s financial reporting processes and 2) ineffective controls related to the application of U.S. GAAP guidance related to the balance sheet recognition of customer funds held for the benefit of others leading to the correction of previously issued unaudited condensed consolidated financial statements for the 2023 quarterly periods as further discussed above.
Management has developed its remediation plan and is in the process of implementing it. Until the remediation plan is fully implemented, tested and deemed effective, we cannot provide assurance that our actions will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, these material weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability and timeliness of our financial statements and have other consequences that could materially and adversely affect our business.
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
The electronic payments industry is subject to increasing regulation in the U.S. and internationally. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, continue to evolve through legislative and regulatory action and judicial interpretation. Domestic and foreign government regulations impose compliance obligations on us and restrictions on our operating activities, which can be difficult to administer because of their scope, mandates and varied requirements. We are subject to government regulations covering a number of different areas, including, among others: interest rate and fee restrictions; credit access and disclosure requirements; licensing and registration requirements, including money transmitter licenses; collection and pricing regulations; compliance obligations; security, privacy and data breach requirements; identity theft protection programs; countering terrorist financing; AML compliance programs and consumer protection. While a large portion of these regulations focuses on individual consumer protection, legislatures and regulators continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations, as well as increased penalties and enforcement actions related to non-compliance, may have an adverse effect on our business and operating results, due to increased compliance costs and new restrictions affecting the terms under which we offer our products and services.
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
Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. With increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance, including monitoring for possible violations of laws by our customers and people who do business with our customers while using our products. If we fail or are unable to comply with existing or changed government regulations in a timely and appropriate manner, we may be subject to injunctions, other sanctions or the payment of fines and penalties, and our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations. Further, as we interact directly with consumers, in conjunction with our existing customers and partners or directly on our own behalf, our compliance obligations may expand.
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
Over-the-counter (OTC) derivatives are a core product offered by the Cross-Border business. Non-centrally cleared OTC derivatives can have certain advantages over exchange-traded and centrally cleared derivatives. Some derivative types are only available to be traded as non-centrally cleared OTC. In other cases, exchange-traded equivalents are less liquid or less cost-effective in gaining or hedging certain market exposures. Further, OTC derivatives offer investors more flexibility in structure because, unlike the standardized cleared products, they can be tailored or customized to fit specific needs or investment goals. In order to best meet a client’s risk management objectives, our Cross-Border solution would like to preserve the ability to continue trading these types of OTC derivatives when possible. The most broadly used OTC derivative at Cross-Border Solutions are foreign currency forwards, the most common financial tool used in the marketplace to hedge currency.
Rules adopted under the Dodd-Frank Act by the CFTC in the U.S., provisions of the European Market Infrastructure Regulation and its technical standards in the UK and EU, as well as derivative reporting in Canada and Australia, have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of our Cross-Border solutions to reporting, record keeping, and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the U.S., U.K., and European Union or other jurisdictions.
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
Banks and other non-bank financial institutions are subject to additional regulatory requirements associated with trading non-centrally cleared OTC derivatives with any counterparty that has $8 billion or more in total derivatives within its portfolio. This is as a result of the full implementation of the Uncleared Margin Rules (UMR), which completed the sixth and final phases in September 2022. The Cross-Border business is subject to the UMR. The UMR provides for an exemption of the first $50 million of initial margin due from a market participant, such as the Cross-Border business, and each of its banking counterparties. We will need to carefully monitor and manage initial and variation margin requirements. In cases where the currency market experiences significant disruption, our clients may take longer to post variation margin or collateral than what is required of our Cross-Border solution related to its own interbank counterparties, resulting in transitory periods of elevated liquidity risk.
Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

In connection with our Cross-Border business, we are party to a large number of derivative transactions. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Derivative transactions may also involve the risk that documentation has not been properly executed, that executed agreements may not be enforceable against the counterparty, or that obligations under such agreements may not be able to be “netted” against other obligations with such counterparty. In addition, counterparties may claim that such transactions were not appropriate or authorized.
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
Laws, governmental regulations and contractual obligations designed to protect or limit access to personal information could adversely affect our ability to effectively provide our services.
Governmental bodies in the U.S. and abroad have adopted, or are considering the adoption of, laws and regulations granting consumer rights to, restricting the transfer of, and requiring safeguarding of, personal information. For example, in the U.S., all financial institutions must undertake certain steps to help protect the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks, our sponsor banks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as PCI standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level or internationally, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
We are, or may from time to time be, subject to claims in the ordinary course of our operations, including individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), fraud, accessibility, securities, tax, labor and employment, commercial disputes, product liability, use of our services for illegal purposes and other matters. The number and significance of these disputes and inquiries is expected to continue to increase as our products, services, and business expand in complexity, scale, scope, and geographic reach, including through acquisitions of businesses and technology. Responding to proceedings may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such proceedings could have a material adverse effect on our business, reputation, financial condition and results of operations. Further, these types of matters could divert our management’s attention and other resources away from our business. In addition, from time to time, we have had, and expect to continue to receive, inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Any potential claims or any such inquiries or potential claims have resulted in, and may continue to result in, various audits, reviews and investigations, which can be time consuming and expensive. These types of inquiries, audits, reviews, and investigations could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, various forms of injunctive relief and redress, changes in personnel, and increased review and scrutiny by customers, regulatory authorities, the media and others, which could be significant and could have a material adverse effect on our business, reputation, financial condition and results of operations.
As described in the Legal Proceedings section below, we are required to comply with an Order issued by the U.S. District Court for the Northern District of Georgia on June 8, 2023 (the “FTC Order”). The FTC Order requires us, among other things, to comply with certain advertising, contracting, record maintenance, and reporting requirements for the U.S. Fleet business. Material failures to comply with the obligations under the FTC Order may subject us to enforcement proceedings, which could result in significant fines, penalties or liabilities that may impact our financial performance.
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
At December 31, 2023, we had approximately $6.7 billion of debt outstanding under our Credit Facility and Securitization Facility. In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:
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
•the amount of receivables that qualify under our Securitization Facility could decrease, which could materially and adversely impact our liquidity;
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
Our balance sheet includes goodwill and intangible assets that represent approximately 50% of our total assets at December 31, 2023. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, which may increase in the future in connection with new acquisitions. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite-lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite-lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings, which could materially negatively affect our operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved written comments regarding our periodic or current reports from the staff of the SEC.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company is subject to cyber-attacks and information theft risks in our operations, which we seek to manage through cyber and information security programs, training, and insurance coverage. To strengthen our security and cyber defenses, we maintain a defensive approach to cyber and information security designed to defend our systems against misuse, intrusions, and cyberattacks and to protect the data we collect. The Company's processes to assess, identify and manage material risks from cybersecurity threats are strategically integrated into the Company's overall risk management framework, as evidenced by annual risk assessments and required trainings across business lines and applications. The Company’s information security program maintains procedures and controls for the systems, applications, and data of the Company and of its third-party providers. The Company has an established cybersecurity training program which is administered through online learning modules and is required for all employees at least annually. Such trainings cover topics such as password protection, phishing, the protection of confidential information and asset security, among others, and educate employees on mechanisms in place to report cyber-related incidents or suspicions of cybersecurity threats. Further, the Company maintains a cybersecurity incident response plan, which is managed by the Company's chief information security officer and is reviewed and tested annually. The incident response process is overseen by a security operations and cybersecurity incident response team comprised of members across the organization, including global management and IT operations and leverages an organizational-wide self-service platform that allows the Company to track, manage and resolve information security risks across the organization.
Our information security program is designed to generally align with recommended practices in security standards issued by ISO, AICPA (SSAE18), National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), Payment Card Industry Data Security Standard (PCI DSS) and other industry sources. Specifically, we strive to maintain ISO certifications (ISO 27001 Brazil and U.K.), SOC 1 and 2 Type 2 reports and PCI DSS reports on compliance to adhere to industry standard practices.
Our newly acquired businesses maintain separate cybersecurity programs and processes that may differ in scope and complexity from the Company’s overall cybersecurity programs and processes.
As part of our overall risk mitigation strategy, the Company also maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or financial condition. However, we have been the target of cyber-attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident in the past or that we will not experience such an incident in the future. For more information on the risks from cybersecurity threats that we face, refer to Part I, “Item 1A. Risk Factors.”
Use of Third-Parties

To regularly assess whether our cybersecurity strategies and processes remain appropriate to prevent, investigate and address cyber-related issues, the Company engages with information security and forensics firms with specialized industry knowledge. Our collaboration with these third parties includes the administration of third-party security questionnaires, risk assessments and testing, and consultation on security enhancements to attempt to mitigate threats. We also collaborate with third parties, regulators, and law enforcement, when appropriate, to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.

In order to oversee and identify risks from cybersecurity threats associated our use of third-party service providers, we maintain a risk management program designed to help protect against the misuse of information technology. In addition to risk assessments and questionnaires obtained upon selection of a new service provider, we also perform annual third-party risk assessments to ensure these service providers continue to meet contractual obligations for cybersecurity, regulatory and industry requirements.
Governance
The Board of Directors oversees the Company’s information security and risk management program. To support effective governance in managing risks related to cybersecurity, the Board has established an information technology and security committee.

Board of Directors Oversight
The information technology and security committee is responsible for providing oversight and leadership for our information technology security and cybersecurity, planning processes, policies and objectives. The information technology and security committee is composed of board members with both industry knowledge as well as expertise in technology and security, finance and risk management. The primary purpose of the committee is to review, assess and make recommendations regarding the long-term strategy for global information security and the evolution of our technology in a competitive environment.

To accomplish this purpose, the information technology and security committee has five primary responsibilities:
•understanding the security controls and assessments conducted on our major payment platforms and comparing them to industry best practices;
•evaluating strategies to protect our intellectual property;
•assessing opportunities to update our processing platform strategies to ensure the long term use of our resources;
•reviewing progress on significant IT security and cybersecurity projects and evaluating effectiveness of projects; and
•overseeing our disaster recovery and business continuity plans.

Management's Role

The Board and the information technology and security committee directed the formation of a cross-functional cybersecurity council at the Company, and receive regular cybersecurity reports from the global CIO, the corporate CIO and the chief information security officer (CISO), among others. These reports include updates on the Company’s cybersecurity strategy and execution of its processes, including updates on procedures to prepare for, prevent, detect, respond to and recover from (as applicable) cyber incidents. Such updates also include updates on the Company's continued compliance with regulatory requirements. The Company’s information security and risk management program is periodically evaluated by third-party specialists, and the results of those reviews are reported to the Board.
Our CISO, who reports directly to the Company’s Chief Information Officer (“CIO”), has served in various roles in information technology and information security for over 20 years, with experience in technology risk management, cybersecurity, compliance, network engineering, information systems, and business resiliency. He is a Certified Information Systems Security Professional and Certified Information Systems Auditor.
Our CISO manages the Company's information security and oversees our data security personnel and our incident response and business continuity management programs to assess and manage the cybersecurity element of our risk management program, including policies, cybersecurity training, security operations and engineering, cyber threat detection and incident response. Our CISO promptly informs and updates the Board about any information security incidents that may pose a significant risk to the Company.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Atlanta, Georgia where we lease approximately 46,500 square feet of office space. In addition to our corporate headquarters, we have major operations located in Brentwood, Tennessee; Covington, Louisiana; Louisville, Kentucky; Lexington, Kentucky; and Peachtree Corners, Georgia. Our largest offices internationally are located in São Paulo, Brazil; London, United Kingdom; Prague, Czech Republic; Mexico City, Mexico and Toronto, Canada. We lease all of the real property used in our business, except for a portion of our headquarters in Mexico City, which we own.

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
FTC Investigation
In October 2017, the Federal Trade Commission ("FTC") issued a Notice of Civil Investigative Demand to the Company for the production of documentation and a request for responses to written interrogatories. After discussions with the Company, the FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC. On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Ron Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. Following mediation, both parties filed proposed orders with the Court.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the ticker FLT. As of December 31, 2023, there were 454 holders of record of our common stock.
DIVIDENDS AND STOCK REPURCHASES
We currently expect to retain all future earnings, if any, for use in the operation, expansion of our business and stock repurchases. We have never declared or paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future. In addition, our credit agreements restrict our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and covenants in our existing financing arrangements, and any future financing arrangements.
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. Since the beginning of the Program through December 31, 2023, the Company repurchased 28,878,862 shares for an aggregate purchase price of $6.5 billion, leaving the Company up to $1.6 billion of remaining authorization available under the Program for future repurchases of shares of its common stock. The Company repurchased 2,597,954 common shares totaling $687 million in 2023; 6,212,410 common shares totaling $1.4 billion in 2022 and 5,451,556 common shares totaling $1.4 billion in 2021.
On August 18, 2023, as part of the Program, the Company entered an accelerated share repurchase ("ASR") agreement ("2023 ASR Agreement") with a third-party financial institution to repurchase $450 million of its common stock. Pursuant to the 2023 ASR Agreement, the Company delivered $450 million in cash and received 1,372,841 shares based on a stock price of $262.23 on August 18, 2023. The transactions contemplated by the 2023 ASR Agreement was completed on September 26, 2023, at which time the Company received 293,588 additional shares based on a final weighted average per share purchase price during the repurchase period of $270.04.
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
The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2023 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2023 through October 31, 2023	325	$235.28	—
November 1, 2023 through November 30, 2023	14	$233.41	—
December 1, 2023 through December 31, 2023	563,703	$254.01	563,703	$558,853

[1] During the quarter ended December 31, 2023, pursuant to our Stock Incentive Plan, we withheld 339 shares, at an average price per share of $235.20, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 31, 2018, at the closing price ($185.72) of our common stock on that day, and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced Services and (iii) S&P 500.

$250.00
$200.00
$150.00
$100.00
$50.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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
The following discussion and analysis of our financial condition and results of operations generally discusses 2023 and 2022 items, with year-over-year comparisons between these two years. A detailed discussion of 2022 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Executive Overview
FLEETCOR is a global payments company that helps businesses and consumers better manage their expenses. FLEETCOR's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g. fueling, tolls and parking), lodging expenses (e.g. hotel bookings) and corporate payments (e.g. domestic and international vendors). This results in our customers saving time and ultimately spending less. Since its incorporation in 2000, FLEETCOR’s smarter payment and spend management solutions have been delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide businesses and consumers with a better way to pay.
FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT. We expect to rebrand FLEETCOR to Corpay, Inc. in March 2024, including changing our New York Stock Exchange ticker from FLT to CPAY.
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
Impact of Geo-Political Events on Our Business
The current military conflicts between Russia and Ukraine, as well as within the Middle East, continue to create substantial uncertainty about the global economy in the future. Although the length, impact and outcome of the ongoing military conflicts between Russia and Ukraine and within the Middle East are highly unpredictable, these conflicts could lead to significant market and other disruptions. We recently exited the Russia market via the disposition of our Russia business, which closed in the third quarter of 2023 (see "Russia Disposition" section below), and we do not have material operations in Israel or Gaza. We cannot predict how and the extent to which these conflicts will affect our customers, operations or business partners or the demand for our products and our global business.
We are actively monitoring the situations and assessing the impact on our business. The extent, severity, duration and outcome of the military conflicts, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.
Russia Disposition
During the second quarter of 2023, we signed definitive documents to sell our Russia business to a third party. At June 30, 2023, we concluded that the sale was not considered probable due to continued uncertainty regarding regulatory approvals and ongoing discussions regarding the nature and timing of deal completion. As such, the assets and liabilities associated with our Russian business were not classified as held for sale prior to the completion of the transaction. The Russia business was historically reported within our Vehicle Payments segment and did not meet the criteria to be presented as discontinued operations. We completed the sale of our Russia business on August 15, 2023.

The sale included the entirety of our operations in Russia and resulted in a complete exit from the Russia market. We received total proceeds, net of cash disposed and net of a $5.6 million foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars, of $197.0 million, which have been recorded within investing activities in the accompanying Consolidated Statements of Cash Flows. In connection with the sale, we recorded a net gain on disposal of $13.7 million during the year ended December 31, 2023, which represents the proceeds received less the derecognition of the related net assets, the reclassification of accumulated foreign currency translation losses, and the foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars. The net gain is included within other (income) expense, net in the accompanying Consolidated Statements of Income.
Exclusive of the impact of disposition, our business in Russia accounted for approximately $62.0 million and $84.7 million of our consolidated income before income taxes for years ended December 31, 2023 and 2022, respectively. Our assets in Russia were approximately 3.2% of our consolidated assets at December 31, 2022.
Results
Revenues, net, Net Income and Net Income Per Diluted Share. Set forth below are revenues, net, net income and net income per diluted share for the years ended December 31, 2023 and 2022 (in millions, except per share amounts).

	Year Ended December 31,
	2023	2022
Revenues, net	$3,758	$3,427
Net income	$982	$954
Net income per diluted share	$13.20	$12.42
Adjusted Net Income, Adjusted Net Income Per Diluted Share, EBITDA and EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin for the years ended December 31, 2023 and 2022 (in millions, except per share amounts).

	Year Ended December 31,
	2023	2022
Adjusted net income	$1,259	$1,237
Adjusted net income per diluted share	$16.92	$16.10
EBITDA	$1,994	$1,769
EBITDA margin	53.1%	51.6%
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
Sources of Revenue
FLEETCOR offers a variety of payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in three geographies, with approximately 83% of our business in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as individual consumers.
We report information about our operating segments in accordance with the authoritative guidance related to segments. In the fourth quarter of 2023, in order to align with recent changes in our strategy and resulting organizational structure and management reporting, we updated our segment structure. The presentation of segment information has been recast for the prior years to align with this segment presentation for 2023. We manage and report our operating results through the following three reportable segments: Vehicle Payments, Corporate Payments and Lodging Payments. The remaining results are included within Other, which includes our Gift and Payroll Card businesses. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.
Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net". See “Results of Operations” for additional segment information.

Revenues, net, by Segment. Revenues, net by segment for the years ended December 31, 2023 and 2022, our segments generated the following revenues, net (in millions):

	Year Ended December 31,
	2023		2022		2021
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$2,005.5	53%	$1,950.0	57%	$1,690.0	60%
Corporate Payments	981.1	26%	769.6	22%	598.2	21%
Lodging Payments	520.2	14%	456.5	13%	309.6	11%
Other	250.9	7%	251.0	7%	235.9	8%
Consolidated revenues, net	$3,757.7	100%	$3,427.1	100%	$2,833.7	100%
*Columns may not calculate due to rounding. Other includes our Gift and Payroll card operating segments.
We generate revenue in our Vehicle Payments segment through a variety of program fees, including transaction fees, card fees, network fees and charges, as well as from interchange. These fees may be charged as fixed amounts, costs plus a mark-up, based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs also include other fees and charges associated with late payments and based on customer credit risk.
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-border payments business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Our performance obligation in our foreign exchange payment services is providing a foreign currency payment to a customer’s designated recipient and therefore, we recognize revenue on foreign exchange payment services when the underlying payment is made. Revenues from foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market.
In our Lodging Payments segment, we primarily earn revenue from the difference between the amount charged to the customer and the amount paid to the hotel for a given transaction or based on commissions paid by hotels. We may also charge fees for access to the network and ancillary services provided.
The remaining revenues represent our Gift and Payroll card businesses, referred to as Other. In these businesses, we primarily earn revenue from the processing of transactions. We may also charge fees for ancillary services provided.
Revenues, net, by Geography Revenues, net by geography for the years ended December 31, 2023 and 2022, were as follows (in millions):

	Year Ended December 31,
	2023		2022
Revenues by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$2,134.7	57%	$2,093.9	61%
Brazil	525.1	14%	442.2	13%
United Kingdom	441.4	12%	363.3	11%
Other	656.5	17%	527.7	15%
Consolidated revenues, net	$3,757.7	100%	$3,427.1	100%
*Columns may not calculate due to rounding.

Revenues, net, by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the years ended December 31, 2023 and 2022, were as follows (in millions except revenues, net per key performance indicator)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Year Ended December 31,				Year Ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$2,005.5	$1,950.0	$55.5	3%	$2,037.5	$1,913.8	$123.8	6%
'- Transactions	648.6	594.7	53.9	9%	648.6	629.3	19.3	3%
'- Revenues, net per transaction	$3.09	$3.28	$(0.19)	(6)%	$3.14	$3.04	$0.10	3%
'- Tag transactions[3]	79.6	74.4	5.2	7%	79.6	74.4	5.2	7%
'- Parking transactions	68.0	—	68.0	100%	68.0	59.1	8.9	15%
'- Fleet transactions	477.4	501.1	(23.8)	(5)%	477.4	476.7	0.7	—%
'- Other transactions	23.7	19.2	4.5	24%	23.7	19.2	4.5	24%
CORPORATE PAYMENTS
'- Revenues, net	$981.1	$769.6	$211.6	27%	$987.4	$829.6	$157.8	19%
'- Spend volume	$145,571	$116,827	$28,743	25%	$145,571	$126,076	$19,494	15%
'- Revenues, net per spend $	0.67%	0.66%	0.02%	2%	0.68%	0.66%	0.02%	3%
LODGING PAYMENTS
'- Revenues, net	$520.2	$456.5	$63.7	14%	$520.1	$465.6	$54.5	12%
'- Room nights	36.5	37.3	(0.8)	(2)%	36.5	37.9	(1.4)	(4)%
'- Revenues, net per room night	$14.25	$12.24	2.0	16%	$14.25	$12.29	$1.96	16%
OTHER[1]
'- Revenues, net	$250.9	$251.0	$(0.1)	—%	$251.1	$251.0	$—	—%
'- Transactions	1,309.2	1,192.6	116.6	10%	1,309.2	1,192.6	116.6	10%
'- Revenues, net per transaction	$0.19	$0.21	$(0.02)	(10)%	$0.19	$0.21	$(0.02)	(9)%
FLEETCOR CONSOLIDATED REVENUES, NET
'- Revenues, net	$3,757.7	$3,427.1	$330.6	10%	$3,796.1	$3,460.0	$336.1	10%

[1] Other includes Gift and Payroll Card operating segments.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[3] Represents total tag subscription transactions in the year. Average monthly tag subscriptions for 2023 is 6.6 million.
* Columns may not calculate due to rounding.
Revenue per relevant key performance indicator (KPI), which may include transactions, spend volume, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business, and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel price spreads. Relevant KPI is derived by broad product type and may differ from how we describe the business. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
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
•Interest expense, net—Our interest expense, net includes interest expense on our outstanding debt, interest income on cash balances and interest on our interest rate and cross-currency swaps.
•Provision for income taxes—Our provision for income taxes consists of corporate income taxes related primarily to profits resulting from the sale of our products and services on a global basis.
Factors and Trends Impacting our Business
We believe that the following factors and trends are important in understanding our financial performance:
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, and internationally, including the current conflict between Russia and Ukraine and other geopolitical events in the Middle East, as discussed elsewhere in this Annual Report on Form 10-K, and the ultimate impact of the COVID-19 pandemic. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble (for periods prior to the disposition or our Russia business), relative to the U.S. dollar. Approximately 57%, and 61% of our revenue in 2023 and 2022, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign risk management business aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
In February 2023, to further manage the impact of economic changes in the value of certain foreign-denominated net assets, we entered into a cross currency interest rate swap on $500 million of notional value of investments in various euro-functional subsidiaries. This swap was terminated in February 2024, and we subsequently entered into four new cross-currency interest rate swaps totaling $500 million of notional value that are designated as net investment hedges of our investments in euro-denominated operations.
•Fuel prices—Our fleet customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 10% and 13% of revenues, net were directly impacted by changes in fuel price in 2023 and 2022, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% and 6% of revenues, net were directly impacted by fuel price spreads in 2023 and 2022, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 23, 2023, the U.S. Federal Open Market Committee increased the target federal funds rate eleven times for a total rate increase of 5.25%. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of December 31, 2023, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.0 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
See "Liquidity" section below for additional information regarding our derivatives.
•Expenses—Over the long term, we expect that our expense will decrease as a percentage of revenue as our revenue increases, except for expenses related to transaction volume processed. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and sales force.
•Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
Acquisitions, Investments and Divestitures
2023
•In January 2023, we acquired Global Reach, a U.K.-based cross border payments provider, for approximately $102.9 million, net of cash. Results from Global Reach Group are reported in our Corporate Payments segment.
•In February 2023, we acquired the remainder of Mina Digital Limited, a cloud-based electric vehicle ("EV") charging software platform, and we also acquired Business Gateway AG, a European-based vehicle maintenance provider, for a total of approximately $23.8 million, net of cash. Results from Mina Digital Limited and Business Gateway AG are reported in our Vehicle Payments segment.
•In September 2023, we acquired PayByPhone Technologies, Inc. a global parking payment application, for approximately $301.6 million, net of cash. Results from PayByPhone are reported in our Vehicle Payments segment.
•In the third quarter of 2023, we disposed of our Russian business for $197.0 million, net of cash disposed and net of a $5.6 million foreign exchange loss upon the conversion of the ruble-denominated proceeds to U.S. dollars. Results from our Russian business were previously included in our Vehicle Payments segment.
Each of these 2023 acquisitions provide incremental geographic expansion of our products, with PayByPhone specifically intended to progress our broader strategy to transform our vehicle payments business.
2022
•In November 2022, we completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets for approximately $56.8 million, net of cash. Results from Roomex are included in our Lodging Payments segment.
•In September 2022, we made an investment of $6.1 million in a U.K.-based EV search and pay mapping service.

•In September 2022, we completed the acquisition of Plugsurfing, a European EV software and network provider, for $75.8 million, net of cash. Results from Plugsurfing are reported in our Vehicle Payments segment.
•In August 2022, we completed the acquisition of Accrualify, an accounts payable (AP) automation software company, for $41.2 million, net of cash. Results from Accrualify are reported in our Corporate Payments segment.
•In March 2022, we completed the acquisition of Levarti, a U.S.-based airline software platform company, for $23.7 million, net of cash. Results from Levarti are included in our Lodging Payments segment.
•In February 2022, we made an investment of $7.8 million in Mina Digital Limited, an EV charging payments business and $5.0 million in an EV data analytics business.
Results of Operations
Year ended December 31, 2023 compared to the year ended December 31, 2022
The following table sets forth selected financial information from the consolidated statements of income for the years ended December 31, 2023 and 2022 (in millions, except percentages)*.

	Year Ended December 31, 2023	% of Total Revenue	Year Ended December 31, 2022	% of Total Revenue	Increase (Decrease)	% Change
Revenues, net:
Vehicle Payments	$2,005.5	53.4%	$1,950.0	56.9%	$55.5	2.8%
Corporate Payments	981.1	26.1%	769.6	22.5%	211.6	27.5%
Lodging Payments	520.2	13.8%	456.5	13.3%	63.7	14.0%
Other	250.9	6.7%	251.0	7.3%	(0.1)	(0.1)%
Total revenues, net	3,757.7	100.0%	3,427.1	100.0%	330.6	9.6%
Consolidated operating expenses:
Processing	819.9	21.8%	764.7	22.3%	55.2	7.2%
Selling	340.2	9.1%	309.1	9.0%	31.1	10.1%
General and administrative	603.4	16.1%	584.1	17.0%	19.3	3.3%
Depreciation and amortization	336.6	9.0%	322.3	9.4%	14.3	4.4%
Other operating, net	0.8	—%	0.3	—%	0.5	NM
Operating income	1,656.9	44.1%	1,446.6	42.2%	210.2	14.5%
Investment (gain) loss	(0.1)	—%	1.4	—%	(1.5)	NM
Other (income) expense, net	(16.6)	(0.4)%	3.0	0.1%	19.6	NM
Interest expense, net	348.6	9.3%	164.7	4.8%	183.9	111.7%
Loss on extinguishment of debt	—	—%	1.9	0.1%	(1.9)	NM
Provision for income taxes	343.1	9.1%	321.3	9.4%	21.8	6.8%
Net income	$981.9	26.1%	$954.3	27.8%	$27.6	2.9%
Operating income by segments:
Vehicle Payments	$943.4		$884.5		$58.9	6.7%
Corporate Payments	382.1		273.6		108.5	39.7%
Lodging Payments	254.3		218.6		35.6	16.3%
Other	77.1		69.9		7.2	10.3%
Operating income	$1,656.9		$1,446.6		$210.2	14.5%
*The sum of the columns and rows may not calculate due to rounding.
NM - not meaningful
Consolidated revenues, net
Our consolidated revenues were $3,757.7 million in 2023, an increase of 9.6% compared to the prior year. The increase in consolidated revenues was due primarily to organic growth of 10%, driven by increases in transaction volumes and new sales growth and net revenue growth of 2% from acquisitions completed in 2022 and 2023, partially offset by the macroeconomic environment that negatively impacted revenue growth by 1%. Revenues were also negatively impacted in 2023 by the disposition of our Russia business in August 2023 of approximately $50 million, or 1%.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for 2023 over 2022, driven primarily by the unfavorable impact of lower fuel prices of approximately $39 million and unfavorable fuel price spreads of approximately $15 million. These decreases were partially offset by favorable foreign exchange rates of approximately $16 million, mostly in our Brazil business.
Consolidated operating expenses
Processing. Processing expenses were $819.9 million in 2023, an increase of 7.2% compared to the prior year. Increases in processing expenses were primarily due to approximately $40 million of expenses related to acquisitions completed in 2022 and 2023, higher variable expenses driven by increased transaction volumes and investments to drive future growth. The increases were partially offset by lower bad debt of $10 million due to our shift away from micro-SMB (small-medium business) clients in the U.S. and the impact of the disposition of our Russia business of approximately $3 million.
Selling. Selling expenses were $340.2 million in 2023, an increase of 10.1% compared to the prior year. Increases in selling expenses were primarily associated with approximately $24 million of expenses related to acquisitions completed in 2022 and 2023 and commissions from higher sales volume, partially offset by the impact of the disposition of our Russia business of approximately $4 million.
General and administrative. General and administrative expenses were $603.4 million in 2023, an increase of 3.3% compared to the prior year. Increases in general and administrative expenses were primarily due to the impact of acquisitions completed in 2022 and 2023 of approximately $32 million and other increases associated with the growth of our business over the prior year. These increases were partially offset by approximately $9 million of lower overhead expense, approximately $5 million of lower stock based compensation expense and the impact of the disposition of our Russia business of approximately $5 million.
Depreciation and amortization. Depreciation and amortization expenses were $336.6 million in 2023, an increase of 4.4%. Increases in depreciation and amortization were primarily due to incremental capital investments over the past three years, as well as approximately $17 million due to acquisitions completed in 2022 and 2023, partially offset by the impact of the disposition of our Russia business of approximately $2 million.
Consolidated operating income
Operating income was $1,656.9 million in 2023, an increase of 14.5% compared to the prior year. The increase in operating income was primarily due to the reasons discussed above, resulting in operating income margin expansion of approximately 190 basis points over the prior year. The increase was also impacted by the flow through impact on operating income of favorable changes in foreign exchange rates of approximately $5 million. These favorable effects were offset by the impact on operating income of the disposition of our Russia business in the third quarter of 2023, which resulted in lower operating income of approximately $36 million in 2023 compared to the prior year.
Other (income) expense, net. Other income, net of $16.6 million in 2023 was primarily the net gain of approximately $13.7 million resulting from the disposal of our Russia business during the third quarter of 2023.
Interest expense, net. Interest expense was $348.6 million in 2023, an increase of 111.7% compared to the prior year. The increase in interest expense is primarily due to rising interest rates on our borrowings and net cash used in financing activities, partially offset by the benefit of higher cash balances in certain foreign jurisdictions resulting in an increase in interest income from higher interest rates. The following table sets forth the weighted average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

(Unaudited)	2023	2022
Term loan A	6.49%	3.22%
Term loan B	6.84%	3.46%
Revolving line of credit A & B (USD)	6.51%	3.62%
Revolving line of credit B (GBP)	5.83%	2.06%
We have a portfolio of interest rate swaps which are designated as cash flow hedges and one cross-currency interest rate swap, which is designated as a net investment hedge. During 2023, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of approximately $48 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $343.1 million and 25.9% in 2023, compared to $321.3 million and 25.2% in the prior year. The increase in the provision for income taxes was driven primarily by the increase in income before income taxes, higher foreign withholding taxes and less excess tax benefit on stock option exercises. The increases were partially offset by additional foreign tax credits and tax planning impacts in the fourth quarter of 2023 that resulted in an $8.2 million benefit that lowered the 2023 tax rate by 0.6%.

Net income. For the reasons discussed above, our net income was $981.9 million in 2023, an increase of 2.9% compared to the prior year.
Segment Results
Vehicle Payments
Vehicle Payments revenues were $2.0 billion in 2023, an increase of 2.8% compared to the prior year. Vehicle Payments revenues increased primarily due to organic growth of 6% driven by new sales growth in our international markets, higher revenue per transaction, as well as the impact of acquisitions, which contributed approximately $14 million in revenue. The increase in revenues was partially offset by the disposition of our Russia business in August 2023, which lowered revenue by approximately $50 million and softness in our small fleet customers based in the U.S. Our shift away from micro-SMB clients in the U.S. affected our sales and overall results, including lower late fees revenues, which were down 19% from the prior year. The macroeconomic environment also negatively impacted revenues by approximately $32 million, driven primarily by the impact of lower fuel prices of $39 million and unfavorable fuel price spreads of $15 million, partially offset by favorable changes in foreign exchange rates on revenue of $21 million.
Vehicle Payments operating income was $943.4 million in 2023, an increase of 6.7% compared to the prior year due to the reasons discussed above and the flow through impact of the disposition of our Russia business, which resulted in lower operating income of approximately $36 million. These unfavorable impacts were partially offset by lower bad debt of approximately $9 million, as we shift away from micro-SMB clients and to higher credit quality customers in the U.S.
Corporate Payments
Corporate Payments revenues were $981.1 million in 2023, an increase of 27.5% compared to the prior year. Corporate Payments revenues increased primarily due to organic revenue growth of 19%, driven by 15% organic growth in spend volume, strong new sales in our AP automation and cross-border solutions, as well as the impact of acquisitions, which contributed approximately $60 million in revenue.
Corporate Payments operating income was $382.1 million in 2023, an increase of 39.7% compared to the prior year. Corporate Payments operating income and margin increased primarily due to revenue growth and operating leverage and integration synergies, as revenues grew faster than expenses, partially offset by higher selling expenses driven by growth of the business.
Lodging Payments
Lodging Payments revenues were $520.2 million in 2023, an increase of 14.0% compared to the prior year. Lodging Payments revenues increased primarily due to organic revenue growth of 12% driven by our insurance and airline verticals, as well as the impact of acquisitions, which contributed approximately $9 million in revenue. Lodging Payments revenues also grew due to sales success across industry verticals, in addition to higher revenue per room night driven primarily from our distressed passenger product and higher hotel commission revenues. Offsetting this growth was softness in our workforce vertical as the weaker macroeconomic environment is impacting this business, resulting in lower room nights. This growth was also impacted by lower same store sales in airlines and insurance in the second half of 2023 over 2022 due to fewer weather events and airline cancellations.
Lodging Payments operating income was $254.3 million in 2023, an increase of 16.3% compared to the prior year. Lodging Payments operating income and margin increased primarily due to revenue growth and our operating leverage, as revenues grew faster than expenses.
Other
Other revenues were relatively flat at $250.9 million in 2023 compared to the prior year. Other operating income was $77.1 million in 2023, an increase of 10.3% compared to the prior year, with the increase primarily due to our operating leverage and disciplined expense management.

Recast Segment Results - Year Ended December 31, 2021
As discussed above, in the fourth quarter of 2023, in order to align with recent changes in our strategy and resulting organizational structure and management reporting, we updated our segment structure into three reportable segments: Vehicle Payments, Corporate Payments, Lodging Payments and an Other category. The new Vehicle Payments segment includes the prior Fleet and Brazil segments and results from our Corpay One business, which was previously reported in the Corporate Payments segment. The segment change did not impact prior period segment results presented for Lodging Payments or the Other category.
The following table sets forth our recast segment results for the year ended December 31, 2021 (in millions, except percentages).

	Year Ended December 31, 2021	% of Total Revenue
Revenues, net:
Vehicle Payments	$1,690.0	59.7%
Corporate Payments	598.2	21.1%
Lodging Payments	309.6	10.9%
Other	235.9	8.3%
Total revenues, net	$2,833.7	100.0%

Operating income by segments:
Vehicle Payments	$811.8
Corporate Payments	210.3
Lodging Payments	149.0
Other	71.5
Operating income	$1,242.6
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the next 12 months and the foreseeable future, based on our current assumptions. At December 31, 2023, we had approximately $2.2 billion in total liquidity, consisting of approximately $0.8 billion available under our Credit Facility (defined below) and unrestricted cash of $1.4 billion, a portion of which is required for working capital. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and receivables related to our Lodging Payments business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2023, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.

Cash flows
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$2,101.1	$754.8
Net cash used in investing activities	$(380.7)	$(368.3)
Net cash used in financing activities	$(898.2)	$(311.2)
Operating activities. Net cash provided by operating activities was $2,101.1 million in 2023, an increase from $754.8 million in 2022. The increase in operating cash flows was primarily due to increases in restricted cash and favorable movements in working capital in 2023 versus 2022.
Investing activities. Net cash used in investing activities was $380.7 million in 2023, an increase from $368.3 million in 2022. The increased use of cash was primarily due to incremental spending on acquisitions completed in 2023 over the comparable period in 2022, partially offset by net proceeds of $197.0 million received for the disposition of our Russian business.
Financing activities. Net cash used in financing activities was $898.2 million in 2023 compared to $311.2 million in 2022. This increase in net cash used by financing activities was primarily due to an increase in net repayments on our Credit Facility and Securitization Facility of $1,378 million, offset by a decrease in repurchases of common stock of $718 million in 2023 versus 2022.
Capital spending summary
Our capital expenditures were $153.8 million in 2023, an increase of 1.6%, compared to the prior year due to the impact of acquisitions and continued investments in technology.
Credit Facility
FLEETCOR Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the “Borrowers”), are parties to a $6.4 billion Credit Agreement (the “Credit Agreement”), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the “Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.5 billion, a term loan A facility in the amount of $3.0 billion and a term loan B facility in the amount of $1.9 billion as of December 31, 2023. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes.
On June 24, 2022, we entered into the twelfth amendment to the Credit Agreement. The amendment replaced the then-existing term loan A with the $3 billion term loan A described above and the then-existing revolving credit facility with the $1.5 billion revolving credit facility described above, resulting in net increases of $273 million and $215 million to the capacities of the term loan A and revolving credit facility, respectively. In addition, the amendment replaced LIBOR for USD borrowings with the SOFR plus a SOFR adjustment of 0.10% for the term loan A and the revolving Credit Facility and extended the maturity date. The maturity date for the new term loan A and revolving credit facilities A and B is June 24, 2027. The term loan B has a maturity date of April 30, 2028. On May 3, 2023, we entered into the thirteenth amendment to the Credit Facility. The amendment replaced LIBOR on the term B loan with the Secured Overnight Financing Rate ("SOFR"), plus a SOFR adjustment of 0.10%.
On January 31, 2024, we entered into the fourteenth amendment to the Credit Agreement. The amendment a) increased the capacity on the revolving credit facility by $275.0 million and b) increased the term loan A commitments by $325.0 million. We used the term loan A proceeds to pay down existing borrowings under the revolving credit facility. As a result, the transaction was leverage neutral and results in a $600 million increase in our availability under the revolving credit facility. The interest rates and maturity terms remain consistent with the existing credit facilities.
Interest on amounts outstanding under the Credit Agreement accrues as follows: for loans denominated in U.S. dollars, based on SOFR plus a SOFR adjustment of 0.10%, in British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%, in euros, based on the EURIBOR, or in Japanese yen, at the TIBOR plus a margin based on a leverage ratio, or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility.

At December 31, 2023, the interest rate on the term loan A was 6.83%, the interest rate on the term loan B was 7.21%, the interest rate on the revolving A and B facilities (USD borrowings) was 6.83%, and the interest rate on the revolving B facility (GBP borrowings) was 6.59%. The unused credit facility fee was 0.25% for all revolving facilities at December 31, 2023.
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
At December 31, 2023, we had $2.9 billion in borrowings outstanding on term loan A, net of discounts, $1.8 billion in borrowings outstanding on term loan B, net of discounts, and $0.7 billion in borrowings outstanding on the revolving credit facility. We have unamortized debt issuance costs of $3.6 million related to the revolving credit facility as of December 31, 2023 recorded in other assets within the Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $19.0 million related to the term loans as of December 31, 2023 recorded in notes payable and other obligations, net of current portion within the Consolidated Balance Sheets. As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was 6.83% during 2023.
During the year ended December 31, 2023, we made principal payments of $94.0 million on the term loans, and $9.1 billion on the revolving facilities.
As of December 31, 2023, we were in compliance with each of the covenants under the Credit Agreement.
Securitization Facility
We are a party to a $1.7 billion receivables purchase agreement among FleetCor Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization Facility"). On March 23, 2022, we entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with SOFR plus a SOFR adjustment of 0.10%. On August 18, 2022, we entered into the eleventh amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.6 billion to $1.7 billion, reduced the program fee margin and extended the maturity of the Securitization Facility to August 18, 2025. At December 31, 2023, the interest rate on the Securitization Facility was 6.43%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of December 31, 2023.
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
During the year ended December 31, 2023, we entered into two unsecured overdraft facilities with a combined capacity of $105.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) a fixed rate equal to the lender's reference rate (as defined in the respective agreement) plus 1% or (b) SOFR plus 1.25%. As of December 31, 2023, we had no borrowings outstanding under the uncommitted credit facilities.
During the year ended December 31, 2023, we also entered into a 364-day committed revolving credit facility with a total commitment of $40.0 million. This committed facility matures on October 10, 2024. Borrowings under the new facility will bear interest at the borrower's option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of December 31, 2023, we had no borrowings outstanding under the committed credit facility.

Cash Flow Hedges
On January 22, 2019, we entered into three interest rate swap contracts. One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts each had a notional value of $500 million. One of the remaining contracts matured on January 31, 2023 and the other matured on December 19, 2023. The objective of these swap contracts was to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in the LIBOR and/or SOFR benchmark interest rate. At inception, we designated these contracts as hedging instruments in accordance with ASC 815, "Derivatives and Hedging."
During January 2023, we entered into 5 receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $1.5 billion as shown disaggregated in the table below.
On May 4, 2023, we amended the remaining LIBOR-based interest rate swap with a notional amount of $500 million from one-month term LIBOR of 2.55% to one-month term SOFR of 2.50%, without further changes to the terms of the swap. We applied certain expedients provided in ASU No. 2020-04, Reference Rate Reform (Topic 848), related to changes in critical terms of the hedging relationships due to the reference rate reform, which allowed the change in critical terms without designation of the hedging relationship. This interest rate swap matured in December 2023.
In August 2023, we entered into 8 additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $2.0 billion as shown disaggregated in the table below. Further, in December 2023, we entered into 5 additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $500 million as shown disaggregated in the table below.
As of December 31, 2023, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Fixed Rates	Maturity Date

$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
$100	4.35%	7/31/2026
$250	4.40%	7/31/2026
$250	4.40%	7/31/2026
$400	4.33%	7/31/2026
$250	4.29%	1/31/2027
$250	4.29%	1/31/2027
$250	4.19%	7/31/2027
$250	4.19%	7/31/2027
$150	3.87%	1/31/2027
$50	3.83%	1/31/2027
$50	3.85%	1/31/2027
$125	4.00%	1/31/2028
$125	3.99%	1/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with our unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. We have designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, we pay a fixed monthly rate and receives one month SOFR. We reclassified $39.4 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the year ended December 31, 2023 related to the our interest rate swap contracts.

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
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swap due to changes in the USD/euro spot rate. We anticipate perfect effectiveness of the designated hedging relationship and record changes in the fair value of the cross-currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $9.0 million in interest expense, net for the year ended December 31, 2023 related to these excluded components. The cross-currency interest rate swap designated as a net investment hedge is recorded in other current liabilities at a fair value of $14.5 million as of December 31, 2023.
We terminated our existing net investment hedge on February 1, 2024, which resulted in net cash payments totaling $3.9 million. The loss on the net investment hedge will remain in accumulated other comprehensive loss and will only be reclassified into earnings if and when the underlying euro-denominated net investment is sold or liquidated.
Subsequently, on February 2, 2024, we entered into four new cross-currency interest rate swaps that are designated as net investment hedges of our investments in euro-denominated operations. These contracts effectively convert an aggregate $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offset the impact of changes in currency rates on our euro-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.55% interest rate savings on the USD notional.
Stock Repurchase Program
Given our returns on our capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through stock repurchases. Our Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. Since the beginning of the Program through December 31, 2023, we have repurchased 28,878,862 shares for an aggregate purchase price of $6.5 billion, leaving us up to $1.6 billion of remaining authorization available under the Program for future repurchases in shares of our common stock. We repurchased 2,597,954 common shares totaling $0.7 billion in 2023; 6,212,410 common shares totaling $1.4 billion in 2022 and 5,451,556 common shares totaling $1.4 billion in 2021.
On August 18, 2023, as part of the Program, we entered an accelerated share repurchase ("ASR") agreement ("2023 ASR Agreement") with a third-party financial institution to repurchase $450 million of our common stock. Pursuant to the 2023 ASR Agreement, we delivered $450 million in cash and received 1,372,841 shares based on a stock price of $262.23 on August 18, 2023. The 2023 ASR Agreement was completed on September 26, 2023, at which time we received 293,588 additional shares based on a final weighted average per share purchase price during the repurchase period of $270.04.
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
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of debt obligations and related interest payments, along with lease obligations. Refer to the Debt footnote on page 86 and Leases footnote on page 91 of this Form 10-K for more information.
Deferred income tax liabilities as of December 31, 2023 were approximately $470.2 million. Refer to Income Taxes footnote on page 89 of this Form 10-K for more information. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2023, we had approximately $63.1 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

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
See the Summary of Significant Accounting Policies footnote on page 67 of this Form 10-K for additional information.
Revenue recognition and presentation. We provide payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend or geographically-defined categories, including Vehicle Payments, Corporate Payments, Lodging Payments and Other (stored value cards and e-cards). We provide solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. We also provide other payment solutions for fleet maintenance, employee benefits and long-haul transportation-related services.
Payment Services
Our primary performance obligation for the majority of our payment solutions (Vehicle Payments, Corporate Payments, Lodging Payments, and Gift, among others) is to stand-ready to provide authorization and processing services (payment services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, we allocate and recognize variable consideration in the period we have the contractual right to invoice the customer. For the tolls payment solution, our primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access. In our cross-border payments business, a portion of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments.
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
In addition, in our cross-border payments business, we write foreign currency forwards, option contracts and swaps for our customers to facilitate future payments in foreign currencies. The duration of these derivative contracts at inception is generally less than one year. We aggregate our foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedge the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The changes in fair value related to these instruments are recorded in revenues, net in the Consolidated Statements of Income.
Refer to the Revenue footnote on page 74 of this Form 10-K for additional information.
Financial Instruments-Credit Losses. Our current expected credit loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. Our financial assets subject to credit losses are primarily trade receivables. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. Refer to the Financial Instruments-Credit Losses section in the Summary of Significant Accounting Policies footnote on page 67 of this Form 10-K for additional information.
Impairment of goodwill and indefinite-lived assets. We complete an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. We first perform a qualitative assessment of certain of our reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. We then perform the quantitative goodwill impairment test for the applicable reporting units by comparing the reporting unit’s carrying amount, including goodwill, to its fair value which is measured based upon, among other factors, a discounted cash flow analysis and, to a lesser extent, market multiples for comparable companies. Estimates critical to our evaluation of goodwill for impairment include forecasts for revenues, net, and earnings before interest, taxes, depreciation and amortization (EBITDA) growth, and the discount rates. If the carrying amount of the reporting unit is greater than its fair value, a goodwill impairment loss is recognized.
We also evaluate indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. We test for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to our evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in our evaluation of trade names and projected revenue growth. An impairment loss is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
Refer to the Impairment of long-lived assets, intangibles and investments section in the Summary of Significant Accounting Policies footnote on page 68 of this Form 10-K and the Goodwill and Other Intangible Assets footnote on page 84 of this Form 10-K for additional information.
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
We account for uncertainty in income taxes recognized in an entity’s financial statements and prescribe thresholds and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We include any estimated interest and penalties on tax related matters in income tax expense. Refer to the Income Taxes footnote on page 89 of this Form 10-K for additional information.
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
While we use our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in our Consolidated Statements of Income. We also estimate the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Refer to the Acquisitions and Equity Method Investments footnote on pages 82 of this Form 10-K for additional information and the Goodwill and Other Intangible Assets footnote on page 84 of this Form 10-K for additional information.
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
We have defined the non-GAAP measure adjusted net income as net income as reflected in our statement of income, adjusted to eliminate a) non-cash share based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including unusual credit losses, the impact of discrete tax items, the impact of business dispositions, impairment charges, asset write-offs, restructuring costs, loss on extinguishment of debt, and legal settlements and regulatory-related legal fees.
We have defined the non-GAAP measure adjusted net income per diluted share as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
We calculate adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, the impact of discrete tax items, the impact of business dispositions, impairment charges, asset write-offs, restructuring and related costs, losses on extinguishment of debt, and legal settlements and regulatory-related legal fees do not necessarily reflect how our business is performing. We adjust net income for the tax effect of each of these non-tax items using our effective income tax rate during the period, exclusive of discrete tax items. Adjusted net income and adjusted net income per diluted share are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. Adjusted net income and adjusted net income per diluted share are not intended to be a substitute for GAAP financial measures, and our calculation thereof may not be comparable to that reported by other companies.
Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. We believe that organic revenue growth on a macro-neutral and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of FLEETCOR. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense (income), depreciation and amortization, loss on extinguishment of debt, investment loss/gain and other operating, net. EBITDA margin is defined as EBITDA as a percentage of revenue.

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

Reconciliation of Non-GAAP Revenue and Key Performance Metric by Segment to GAAP. Set forth below is a reconciliation of organic growth by segment, calculated using pro forma and macro adjusted revenue and transactions to the most directly comparable GAAP measure, revenue, net and transactions (in millions):

	Revenue		Key Performance Indicators
	Year Ended December 31,*		Year Ended December 31,*
(Unaudited)	2023	2022	2023	2022
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$2,038	$1,914	649	629
Impact of acquisitions/dispositions	—	36	—	(35)
Impact of fuel prices/spread	(53)	—	—	—
Impact of foreign exchange rates	21	—	—	—
As reported	$2,006	$1,950	649	595

CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$987	$830	$145,571	$126,076
Impact of acquisitions/dispositions	—	(60)	—	(9,249)
Impact of fuel prices/spread	(1)	—	—	—
Impact of foreign exchange rates	(5)	—	—	—
As reported	$981	$770	$145,571	$116,827

LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$520	$466	37	38
Impact of acquisitions/dispositions	—	(9)	—	(1)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$520	$457	37	37

OTHER[1] - TRANSACTIONS
Pro forma and macro adjusted	$251	$251	1,309	1,193
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$251	$251	1,309	1,193

FLEETCOR CONSOLIDATED REVENUES
Pro forma and macro adjusted	$3,796	$3,460	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(33)
Impact of fuel prices/spread[2]	(54)	—
Impact of foreign exchange rates[2]	16	—
As reported	$3,758	$3,427

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect an estimated $39 million negative impact from fuel prices and approximately $15 million negative impact from fuel price spreads, as well as $16 million positive impact due to movements in foreign exchange rates.

Adjusted net income and adjusted net income per diluted share. Set forth below is a reconciliation of adjusted net income and adjusted net income per diluted share to the most directly comparable GAAP measure, net income and net income per diluted share (in thousands, except per share amounts)*:

	Year Ended December 31,
(Unaudited)	2023	2022
Net income	$981,890	$954,327
Net income per diluted share	$13.20	$12.42
Stock-based compensation	116,086	121,416
Amortization[1]	233,870	238,020
Loss on extinguishment of debt	—	1,934
Integration and deal related costs	30,660	18,895
Restructuring, related and other costs[2]	3,825	6,690
Legal settlements/litigation	2,750	6,051
Gain on disposition of business	(13,712)	—
Total pre-tax adjustments	373,479	393,006
Income taxes[3]	(96,781)	(110,634)
Adjusted net income	$1,258,588	$1,236,699
Adjusted net income per diluted share	$16.92	$16.10
Diluted shares	74,387	76,862

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes impact of foreign currency transactions; prior amounts were not material for recast ($1.7 million loss for the year).
[3] Includes $9 million adjustment for tax benefit of certain income determined to be permanently invested in Q2 2022.

EBITDA and EBITDA margin. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense (income), depreciation and amortization, loss on extinguishment of debt, investment loss/gain and other operating, net. EBITDA margin is defined as EBITDA as a percentage of revenue.

The following table reconciles EBITDA and EBITDA margin to net income (in millions)*:

	Year Ended December 31,
	2023	2022
Net income	$981.9	$954.3
Provision for income taxes	343.1	321.3
Interest expense, net	348.6	164.7
Other (income) expense	(16.6)	3.0
Investment (gain) loss	(0.1)	1.4
Depreciation and amortization	336.6	322.3
Loss on extinguishment of debt	—	1.9
Other operating, net	0.8	0.3
EBITDA	$1,994.2	$1,769.2

Revenues, net	$3,757.7	$3,427.1
EBITDA margin	53.1%	51.6%

* Columns may not calculate due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency risk
Foreign Earnings
Our international businesses expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international businesses were 43.2% and 38.9% of total revenues for the years ended December 31, 2023, and 2022, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31, 2023 by approximately $86.0 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. Similarly, the analysis for the prior year indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2022 by approximately $68.4 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.
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
Interest rate risk
We are exposed to the risk of changing interest rates on our cash investments and on the unhedged portion of our variable rate debt. As of December 31, 2023, and 2022, we had $5.4 billion and $5.7 billion, respectively, of variable rate debt outstanding under our Credit Agreement. See Note 11 of the accompanying consolidated financial statements for information about the Credit Agreement. We use derivative financial instruments to reduce our exposure related to changes in interest rates. As of December 31, 2023, we had a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.0 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. See Note 16 of the accompanying consolidated financial statements for information about the swap contracts.
Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility but inclusive of the aforementioned interest rate swaps) at December 31, 2023 and 2022, if market interest rates had increased or decreased an average of 100 basis points, our interest expense for the years ended December 31, 2023 and 2022 would have changed by approximately $14 million and $43 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FLEETCOR Technologies, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an adverse opinion thereon.
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

Valuation of goodwill
Description of the Matter
At December 31, 2023, the Company’s goodwill was $5.6 billion. As discussed in Note 2 to the consolidated financial statements, the Company completes an impairment test of goodwill at the reporting unit level at least annually or more frequently if facts and circumstances indicate that goodwill might be impaired. For a reporting unit in which the Company concludes, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to not perform the qualitative assessment), the Company performs a quantitative impairment test, which involves estimating the fair value of the reporting unit which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of a quantitatively tested reporting units’ long-term growth rate and discount rate used in the determination of said reporting unit's estimated fair value.
To test the estimated fair value of a quantitatively tested reporting unit, our audit procedures included, among others, assessing the methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We involved our valuation specialists to assist us with these procedures. Our valuation specialists evaluated management’s estimation of the discount rate used in a reporting unit's fair value calculation, performed a comparison of market multiples to observable transactions, and independently recalculated the discount rate used. We also compared earnings forecasts to historical results, to current industry and economic trends, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of a reporting unit that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

Atlanta, Georgia
February 29, 2024

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,389,648	$1,435,163
Restricted cash	1,751,887	854,017
Accounts and other receivables (less allowance for credit losses of $180,163 at December 31, 2023 and $149,846 at December 31, 2022)	2,161,586	2,064,745
Securitized accounts receivable—restricted for securitization investors	1,307,000	1,287,000
Prepaid expenses and other current assets	474,144	465,227
Total current assets	7,084,265	6,106,152
Property and equipment, net	343,154	294,692
Goodwill	5,644,958	5,201,435
Other intangibles, net	2,085,663	2,130,974
Investments	69,521	74,281
Other assets	248,691	281,726
Total assets	$15,476,252	$14,089,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,624,995	$1,568,942
Accrued expenses	356,118	351,936
Customer deposits	2,397,279	1,505,004
Securitization facility	1,307,000	1,287,000
Current portion of notes payable and lines of credit	819,749	1,027,056
Other current liabilities	320,612	303,517
Total current liabilities	6,825,753	6,043,455
Notes payable and other obligations, less current portion	4,596,156	4,722,838
Deferred income taxes	470,232	527,465
Other noncurrent liabilities	301,752	254,009
Total noncurrent liabilities	5,368,140	5,504,312
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 128,759,639 shares issued and 71,715,804 shares outstanding at December 31, 2023; and 127,802,590 shares issued and 73,356,709 shares outstanding at December 31, 2022	129	128
Additional paid-in capital	3,266,185	3,049,570
Retained earnings	8,192,659	7,210,769
Accumulated other comprehensive loss	(1,289,099)	(1,509,650)
Less treasury stock (57,043,835 shares and 54,445,881 shares at December 31, 2023 and 2022, respectively)	(6,887,515)	(6,209,324)
Total stockholders’ equity	3,282,359	2,541,493
Total liabilities and stockholders’ equity	$15,476,252	$14,089,260

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues, net	$3,757,719	$3,427,129	$2,833,736
Expenses:
Processing	819,908	764,707	559,819
Selling	340,157	309,082	262,118
General and administrative	603,424	584,135	485,830
Depreciation and amortization	336,604	322,282	284,197
Other operating, net	753	282	(784)
Operating income	1,656,873	1,446,641	1,242,556
Investment (gain) loss, net	(116)	1,382	(9)
Other (income) expense, net	(16,623)	3,003	3,858
Interest expense, net	348,607	164,662	113,705
Loss on extinguishment of debt	—	1,934	16,194
Total other expense, net	331,868	170,981	133,748
Income before income taxes	1,325,005	1,275,660	1,108,808
Provision for income taxes	343,115	321,333	269,311
Net income	$981,890	$954,327	$839,497
Earnings per share:
Basic earnings per share	$13.42	$12.62	$10.23
Diluted earnings per share	$13.20	$12.42	$9.99
Weighted average shares outstanding:
Basic shares	73,155	75,598	82,060
Diluted shares	74,387	76,862	84,061

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$981,890	$954,327	$839,497
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	140,089	(77,135)	(144,543)
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity (see Note 19)	120,269	—	—
Net change in derivative contracts, net of tax	(39,807)	32,101	43,085
Total other comprehensive income (loss)	220,551	(45,034)	(101,458)
Total comprehensive income	$1,202,441	$909,293	$738,039

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	$126	$2,749,900	$5,416,945	$(1,363,158)	$(3,448,402)	$3,355,411
Net income	—	—	839,497	—	—	839,497
Other comprehensive loss, net of tax	—	—	—	(101,458)	—	(101,458)
Acquisition of common stock	—	—	—	—	(1,355,722)	(1,355,722)
Stock-based compensation	—	80,071	—	—	—	80,071
Issuance of common stock	1	48,780	—	—	—	48,781
Balance at December 31, 2021	127	2,878,751	6,256,442	(1,464,616)	(4,804,124)	2,866,580
Net income	—	—	954,327	—	—	954,327
Other comprehensive loss, net of tax	—	—	—	(45,034)	—	(45,034)
Acquisition of common stock	—	—	—	—	(1,405,200)	(1,405,200)
Stock-based compensation	—	121,416	—	—	—	121,416
Issuance of common stock	1	49,403	—	—	—	49,404
Balance at December 31, 2022	128	3,049,570	7,210,769	(1,509,650)	(6,209,324)	2,541,493
Net income	—	—	981,890	—	—	981,890
Other comprehensive income, net of tax	—	—	—	220,551	—	220,551
Acquisition of common stock	—	(13,212)	—	—	(678,191)	(691,403)
Stock-based compensation	—	116,086	—	—	—	116,086
Issuance of common stock	1	113,741	—	—	—	113,742
Balance at December 31, 2023	$129	$3,266,185	$8,192,659	$(1,289,099)	$(6,887,515)	$3,282,359

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$981,890	$954,327	$839,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,983	92,010	75,571
Stock-based compensation	116,086	121,416	80,071
Provision for credit losses on accounts and other receivables	125,152	131,096	37,919
Amortization of deferred financing costs and discounts	7,249	7,748	6,831
Amortization of intangible assets and premium on receivables	226,621	230,272	208,625
Deferred income taxes	(46,678)	(33,174)	11,026
Loss on extinguishment of debt	—	1,934	16,194
Gain on sale of assets/business	(13,712)	—	—
Other non-cash operating expense (income), net	637	1,664	(793)
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts receivable and other receivables	(210,261)	(598,674)	(731,137)
Prepaid expenses and other current assets	69,287	(17,543)	141,058
Derivative assets and liabilities, net	(33,278)	(11,260)	(15,360)
Other assets	54,180	(41,068)	47,055
Accounts payable, accrued expenses and customer deposits	713,976	(83,951)	480,506
Net cash provided by operating activities	2,101,132	754,797	1,197,063
Investing activities
Acquisitions, net of cash acquired	(428,327)	(216,917)	(602,120)
Purchases of property and equipment	(153,822)	(151,428)	(111,530)
Proceeds from disposal of a business, net of cash disposed	197,025	—	—
Other	4,401	—	(2,281)
Net cash used in investing activities	(380,723)	(368,345)	(715,931)
Financing activities
Proceeds from issuance of common stock	113,742	49,404	48,781
Repurchase of common stock	(686,859)	(1,405,200)	(1,355,722)
Borrowings on securitization facility, net	20,000	169,000	418,000
Deferred financing costs	(376)	(10,355)	(38,920)
Proceeds from notes payable	—	3,000,000	1,900,000
Principal payments on notes payable	(94,000)	(2,824,000)	(507,500)
Borrowings from revolver	8,734,960	7,236,000	1,910,000
Payments on revolver	(9,118,960)	(6,526,000)	(1,978,851)
Borrowings (payments) on swing line of credit, net	135,568	194	(51,049)
Other	(2,286)	(271)	(811)
Net cash (used in) provided by financing activities	(898,211)	(311,228)	343,928
Effect of foreign currency exchange rates on cash	30,157	(36,739)	(50,984)
Net increase in cash and cash equivalents and restricted cash	852,355	38,485	774,076
Cash and cash equivalents and restricted cash, beginning of year	2,289,180	2,250,695	1,476,619
Cash and cash equivalents and restricted cash, end of year	$3,141,535	$2,289,180	$2,250,695
Supplemental cash flow information
Cash paid for interest	$448,384	$229,641	$132,504
Cash paid for income taxes	$408,340	$358,231	$229,721

See accompanying notes.

FLEETCOR Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
1. Description of Business
FLEETCOR is a global payments company that helps businesses and consumers better manager their expenses. FLEETCOR's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g. fueling, tolls and parking), lodging expenses (e.g. hotel bookings) and corporate payments (e.g. domestic and international vendors). This results in our customers saving time and ultimately spending less. Since its incorporation in 2000, FLEETCOR’s smarter payment and spend management solutions have been delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, FLEETCOR provides businesses and consumers with a better way to pay.
FLEETCOR has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange under the ticker FLT. We expect to rebrand FLEETCOR to Corpay, Inc. in March 2024, including changing our New York Stock Exchange ticker from FLT to CPAY.
FLEETCOR’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers insights, which managers can use to better run their businesses. The Company's wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often use, such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
The Company has the following reportable segments: Vehicle Payments, Corporate Payments, Lodging Payments and Other. The Company reports these segments to reflect how we organize and manage our global employee base, manage operating performance, execute on strategic initiatives and contemplate the differing regulatory environments across geographies and solutions.
Our Vehicle Payments solutions are purpose-built to enable our business and consumer customers to pay for vehicle related expenses, while providing greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our Vehicle Payments solutions include fuel, tolls and other complementary products. Our Corporate Payments solutions simplify and automate vendor payments and are designed to help businesses streamline the back-office operations associated with making outgoing payments. Companies save time, cut costs, and manage business-to-business (B2B) payment processing more efficiently with our suite of corporate payment solutions, including AP automation, virtual cards, cross-border, and purchasing and travel and entertainment cards. Our Lodging Payments solutions help businesses manage their travel-related lodging expenses while in the field, as well as lodging expenses of its customers, such as disrupted passengers in the airline industry. FLEETCOR provides other payments solutions, including gift and payroll card.
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
We actively market and sell our solutions to current and prospective customers leveraging a multi-channel approach. This go-to-market strategy includes comprehensive digital channels, direct sales forces and strategic partner relationships. We sell stand-alone products and services, and are currently organizing and establishing platforms where a single customer can use multiple products from one user interface. Our capabilities are also offered through indirect sales channels (e.g., such as major oil companies and retail establishments for certain of our products in Vehicle Payments) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across Vehicle Payments, Lodging Payments and Corporate Payments. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals, and new geographies faster and at a significantly lower cost.

2. Basis of Presentation and Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from those estimates.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of FLEETCOR Technologies, Inc. and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding December 31. Fiscal years 2023, 2022, and 2021 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Financial Instruments-Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification (ASC) 326, "Financial Instruments - Credit Losses". The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. At December 31, 2023 and 2022, approximately 82% and 85%, respectively, of outstanding accounts receivable were less than 30 days past due. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for credit losses when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
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
Impairment of Long-Lived Assets, Goodwill, Intangibles and Investments
The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and intangible assets with finite lives may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and intangible assets with finite lives may warrant revision.
The Company completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. The Company first performs a qualitative assessment of certain of its reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The Company then performs the quantitative goodwill impairment test for the applicable reporting units by comparing the reporting unit’s carrying amount, including goodwill, to its fair value, which is measured based upon, among other factors, a discounted cash flow analysis and, to a lesser extent, market multiples for comparable companies. Estimates critical to the Company’s evaluation of goodwill for impairment include the discount rates, forecasts for revenues, net and earnings before interest, taxes, depreciation and amortization (EBITDA) margin. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
Based on the goodwill asset impairment analysis performed qualitatively and/or quantitatively as of October 1, 2023, the Company determined that the fair value of each of its reporting units was in excess of the carrying value. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names and projected revenue growth. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. Based on the indefinite-lived intangible asset impairment analyses performed as of October 1, 2023, the Company determined the fair value of each of its indefinite-lived intangible assets was in excess of its carrying amount. No events or changes in circumstances have occurred since the date of this most recent annual impairment analysis that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.
The Company has elected the alternative to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. The Company reassesses these investments each reporting period to evaluate whether these investments continue to qualify for the alternative measurement at cost minus impairment, rather than requiring measurement at fair value on a recurring basis. The Company evaluates for impairment these equity investments without readily determinable fair values based on qualitative indicators (e.g., significant deterioration in investee's financial performance, adverse regulation, etc.). Investments classified as trading securities are carried at fair value with any unrealized gain or loss recorded within investment (gain) loss in the Consolidated Statements of Income. During 2021, the Company made an investment of $37.4 million in a 20-year joint venture with a third-party Brazilian bank. The Company determined that it exercises significant influence, but does not control, the joint venture and/or intermediary and records its allocable share of the joint ventures earnings/losses as an equity method investment under ASC 323. The Company monitors its equity method investments qualitatively for other than temporary impairment. The Company recorded no impairment charges on its investments for the years ended December 31, 2023, 2022, and 2021.

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
The Company develops internal-use software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are devoted to the development of such internal-use computer software. Software development costs are capitalized once application development stage of the software has been established. Costs incurred during preliminary project stage prior to the application development stage are expensed as incurred. Application development stage is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $128.0 million, $120.5 million and $76.7 million in 2023, 2022 and 2021, respectively. Amortization expense for software totaled $77.5 million, $61.3 million and $46.7 million in 2023, 2022 and 2021, respectively.
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
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents primarily consist of a) cash on hand, b) highly liquid investments with original maturities of three months or less, such as certificates of deposit, treasury bills and money market funds, and c) customer deposits repayable on demand without legal restrictions. Restricted cash represents a) customer deposits repayable on demand held in certain geographies with legal restrictions contractually set aside to fulfill payment obligations on a customer's behalf, b) collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and c) collateral posted with banks for hedging positions in our cross-border payments business. During the third quarter of 2023, the Company disposed of its Russian net assets, including its cash balances. See Note 19 for additional information. Based on our assessment of the capital market conditions and related impact on our access to cash prior to the Russia disposition, we had classified all cash held at our Russia business of $215.8 million at December 31, 2022 to restricted cash.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign-currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses and gains, which are recorded within other (income) expense, net in the Consolidated Statements of Income for the years ended December 31 as follows (in millions):

	2023	2022	2021
Foreign exchange losses	$4.8	$1.7	$3.7

The Company recorded foreign currency gains and losses on long-term intra-entity transactions included as a component of foreign currency translation gains (losses), net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31 as follows (in millions):

	2023	2022	2021
Foreign currency (gains) losses on long-term intra-entity transactions	$(29.0)	$205.7	$44.4
Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates and economic changes in the value of certain foreign-denominated net assets. The Company also uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers and enters into cross currency derivative contracts with banking partners to mitigate foreign exchange risk associated with customer derivative contracts.
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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded to the derivative assets/liabilities and offset against accumulated other comprehensive loss. Derivative fair value changes that are recorded in accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is highly effective in offsetting the change in cash flows attributable to the hedged risk.
In the Company's cross-border payments business, it writes foreign currency forwards, option contracts and swaps for its customers to facilitate future payments. The Company recognizes current cross-border payments derivatives in prepaid expenses and other current assets and recognizes other current liabilities and derivatives greater than one year in other assets and other noncurrent liabilities in the accompanying Consolidated Balance Sheets at their fair value. Any gains/losses associated with these derivatives are recorded through earnings.
The Company also utilizes cross-currency interest rate swaps designated as a net investment hedge of its investments in euro-denominated operations, which effectively converts a specified U.S. dollar notional equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on the Company's euro-denominated net investments. Such contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in interest rate savings on the USD notional.
All cash flows associated with the Company's foreign currency and interest rate swap derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Upon settlement of derivatives designated as a net investment hedges, the associated cash flows will be classified as investing activities in the Consolidated Statements of Cash Flows. Refer to Note 16.

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
The following table presents the Company’s spot trade assets and liabilities at their fair value for the years ended December 31, 2023 and 2022 (in millions):

	December 31, 2023			December 31, 2022
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$2,499.9	$(2,373.8)	$126.1	$2,409.8	$(2,266.0)	$143.8
Liabilities
Accounts Payable	$2,457.3	$(2,373.8)	$83.5	$2,332.5	$(2,266.0)	$66.5
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
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt using the effective interest method and are included within interest expense, net. The Company capitalized additional debt issuance costs of $0.4 million associated with refinancing its Credit Facility and Securitization Facility in 2023 and $10.4 million in 2022. At December 31, 2023 and 2022, the Company had deferred financing costs of $5.7 million and $7.8 million, respectively, related to the revolver under the Credit Facility and the revolving Securitization Facility, each recorded within prepaid expenses and other current assets, on the Consolidated Balance Sheets. The Company had deferred financing costs and debt discounts of $19.0 million and $23.9 million at December 31, 2023 and 2022, respectively, related to the term notes under the Credit Facility, which were recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and within notes payable and other obligations, less current portion on the Consolidated Balance Sheets.

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.
Accounts Receivable
The Company maintains a $1.7 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility primarily relate to trade receivables resulting primarily from charge card activity in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers in the form of a legal sale certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding"), a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers in the form of a legal sale, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to unrelated transferees (i.e., multi-seller banks and asset-backed commercial paper conduits). Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits are generally financed with the sale of highly-rated commercial paper.
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
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2023	2022
Gross domestic unsecuritized accounts receivables	$921,206	$985,873
Gross domestic securitized accounts receivable	1,307,000	1,287,000
Gross foreign receivables	1,420,543	1,228,718
Total gross receivables	3,648,749	3,501,591
Less allowance for credit losses	(180,163)	(149,846)
Net accounts and securitized accounts receivable	$3,468,586	$3,351,745
A rollforward of the Company’s allowance for credit losses related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Allowance for credit losses beginning of year	$149,846	$98,719	$86,886
Provision for credit losses	125,152	131,096	37,919
Write-offs	(115,631)	(90,540)	(35,868)
Recoveries	13,596	10,320	13,459
Impact of foreign currency	7,200	251	(3,677)
Allowance for credit losses end of year	$180,163	$149,846	$98,719
The provision for credit losses and write-offs increased during the years ended December 31, 2023 and December 31, 2022 versus historical periods, as customer spend increased due to new sales and higher fuel prices for 2022 and into 2023. New customers tend to have higher loss rates. Additionally, the Company experienced higher losses among micro-SMB (small-medium business) customers who were more severely impacted by negative economic conditions.

Advertising
The Company expenses advertising costs as incurred. Advertising expense was $64.6 million, $65.5 million and $54.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Reclassifications and Adjustments
Certain disclosures for prior periods have been reclassified to conform with current year presentation, including the presentation of prior year segment disclosures to align with our current segment presentation.
Adoption of New Accounting Standards
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
Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity
In August 2020, the FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 also improve the guidance related to the disclosures and earnings per share for convertible instruments and contracts in entity's own equity. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this ASU on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company's results of operations, financial condition, or cash flows.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) ("ASU 2021-08"), which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this ASU on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company's results of operations, financial condition, or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.

3. Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific commercial spend or geographically-defined categories, including Vehicle Payments, Corporate Payments, Lodging Payments and Other. The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long-haul transportation-related services.
Payment Services
The Company’s primary performance obligation for the majority of its payment solutions (Vehicle Payments, Corporate Payments, Lodging Payments, and Other) is to stand-ready to provide authorization and processing services (payment services) for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use (e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company directly allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer. Similarly, for the toll product within Vehicle Payments, the Company's primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access.
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
Other
The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables." Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 5% of total consolidated revenues, net for the years ended December 31, 2023 and 2022. The Company ceases billing and accruing for late fees and finance charges approximately 30 - 40 days after the customer’s balance becomes delinquent.
In addition, in its cross-border payments business, the Company writes foreign currency forwards, option contracts and swaps for its customers primarily to facilitate future payments in foreign currencies. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The Company accounts for the derivatives in its cross-border payments business in accordance with ASC 815, "Derivatives and Hedging." Revenues earned on the currency spread inherent in the instruments on date of execution, as well as changes in fair value related to these instruments prior to settlement, represented approximately 8% of consolidated revenues, net, for the years ended December 31, 2023 and 2022.
Revenue is also derived from the sale of equipment and cards in certain of the Company’s businesses, which is recognized at the time the device or card is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment and cards in revenues, net within the Consolidated Statements of Income. The Company has recorded $76.3 million, $83.1 million and $76.6 million of expenses related to sales of equipment and cards in processing expenses within the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, respectively.
Revenues from contracts with customers, within the scope of Topic 606, represent approximately 85% and 87% of consolidated revenues, net, for the years ended December 31, 2023 and 2022, respectively.
The Company's remaining revenue primarily represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 2% of consolidated revenues, net for the year ended December 31, 2023 and was not significant for the years ended December 31, 2022 or 2021.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenues, net by solution for the years ended December 31 (in millions) are as follows:

Revenues by Segment	2023	2022	2021
Vehicle Payments	$2,005.5	$1,950.0	$1,690.0
Corporate Payments	981.1	769.6	598.2
Lodging Payments	520.2	456.5	309.6
Other	250.9	251.0	235.9
Consolidated revenues, net	$3,757.7	$3,427.1	$2,833.7
Revenues, net by geography for the years ended December 31 (in millions) are as follows:

Revenues by Geography	2023	2022	2021
United States (country of domicile)	$2,134.7	$2,093.9	$1,785.2
Brazil	525.1	442.2	368.1
United Kingdom	441.4	363.3	321.8
Other	656.5	527.7	358.6
Consolidated revenues, net	$3,757.7	$3,427.1	$2,833.7

Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $45.7 million and $57.7 million as of December 31, 2023 and 2022, respectively. We expect to recognize approximately $31.9 million of these amounts in revenues within 12 months and the remaining $13.8 million over the next five years as of December 31, 2023. The amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized. Revenue recognized for the year ended December 31, 2023, that was included in the deferred revenue contract liability as of January 1, 2023, was approximately $36.4 million.
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
Amortization of capitalized contract costs recorded in selling expense was $16.7 million, $15.4 million and $16.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within prepaid expenses and other current assets and other assets in the Company’s Consolidated Balance Sheets. The Company had capitalized contract costs of $19.2 million and $17.1 million within prepaid expenses and other current assets and $44.9 million and $42.9 million within other assets in the Company’s Consolidated Balance Sheets, as of December 31, 2023 and 2022, respectively.
Further, the Company on occasion may make a cash payment to a customer as a contract incentive. We defer these costs as payments to a customer if recoverable and amortize them over the benefit period, including anticipated customer renewals. The amortization of costs associated with cash payments for client incentives is included as a reduction of revenues in the Company’s Consolidated Statements of Income. The Company had deferred customer incentives of $10.0 million and $9.5 million as of December 31, 2023 and 2022, respectively. Amortization of deferred customer incentives was immaterial for the years ended December 31, 2023, 2022 and 2021.
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

As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2023, the Company’s contracts with customers contain standard pricing where the timing on control transfer is dependent upon the customer in a stand-ready environment and therefore did not contain a significant financing component.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2023 and 2022, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Overnight deposits	$256,466	$—	$256,466	$—
Money market	376,465	—	376,465	—
Certificates of deposit	266,316	—	266,316	—
Treasury bills	236,505	—	236,505	—
Interest rate swaps	23,485	—	23,485	—
Foreign exchange contracts	320,216	—	320,216	—
Total assets	$1,479,453	$—	$1,479,453	$—
Cash collateral for foreign exchange contracts	$39,219	$—	$—	$—
Liabilities:
Interest rate swaps	$55,796	$—	$55,796	$—
Cross-currency interest rate swap	14,522	—	14,522	—
Foreign exchange contracts	244,745	—	244,745	—
Total liabilities	$315,063	$—	$315,063	$—
Cash collateral obligation for foreign exchange contracts	$180,168	$—	$—	$—

December 31, 2022
Assets:
Overnight deposits	$444,216	$—	$444,216	$—
Money market	37,821	—	37,821	—
Certificates of deposit	181	—	181	—
Interest rate swaps	11,953	—	11,953	—
Foreign exchange contracts	266,917	—	266,917	—
Total assets	$761,088	$—	$761,088	$—
Cash collateral for foreign exchange contracts	$56,103	$—	$—	$—
Liabilities:
Foreign exchange contracts	224,725	—	224,725	—
Total liabilities	$224,725	$—	$224,725	$—
Cash collateral obligation for foreign exchange contracts	$148,167	$—	$—	$—
The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, overnight deposits, money markets, certificates of deposit and Treasury bills, with purchased maturities ranging from overnight to 90 days or less. The value of overnight deposits is determined based upon the quoted market prices for the treasury securities associated with the deposit. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit and certain U.S. Treasury bills are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. Interest rate swap derivative contracts are carried at fair value, with changes in fair value recognized in accumulated other comprehensive loss to the extent designated as highly effective cash flow hedges for accounting purposes.
The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits in our Consolidated Balance Sheets. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheets.

The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2023 and 2022.
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
The Company's derivatives are over-the-counter instruments with liquid markets. The Company determines the fair values of its derivatives based on quoted market prices for similar assets or liabilities or pricing models using current market rates. Accordingly, these fair value measurements are in Level 2 of the fair value hierarchy. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. See Note 16 for additional information on the fair value of the Company’s derivatives.
The Company regularly evaluates the carrying value of its investments. The carrying value of investments without readily determinable fair values was $69.5 million and $74.3 million at December 31, 2023 and 2022, respectively.
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
5. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. Since the beginning of the Program through December 31, 2023, 28,878,862 shares have been repurchased for an aggregate purchase price of $6.5 billion, leaving the Company up to $1.6 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. There were 2,597,954 common shares totaling $687 million in 2023; 6,212,410 common shares totaling $1.4 billion in 2022 and 5,451,556 common shares totaling $1.4 billion in 2021; repurchased under the Program. Repurchased shares are held as treasury stock on the Company's Consolidated Balance Sheets.
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
The Company has a Stock Incentive Plan (the "Plan"), pursuant to which the Company's board of directors is permitted to grant equity to employees and directors. Under the Plan, a maximum of 20.65 million shares of our common stock is approved to be issued for grants of restricted stock and stock options. At December 31, 2023, there were 3.9 million shares available to be granted under the Plan. The Company does not issue shares from treasury stock under the Plan.

The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to stock-based compensation for the years ended December 31 (in thousands):

	2023	2022	2021
Stock options	$24,342	$61,993	$30,057
Restricted stock	91,744	59,423	50,014
Stock-based compensation	$116,086	$121,416	$80,071
The tax benefits recorded upon the exercises of options and vesting of restricted stock were $22.1 million, $25.5 million and $32.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of December 31, 2023 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$70,627	2.19
Restricted stock	40,695	0.50
Total	$111,322
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,964	$146.69	3,994	$130.37		$626,107
Granted	1,097	261.85			$72.84
Exercised	(592)	82.50				83,686
Forfeited	(22)	230.14
Outstanding at December 31, 2021	5,447	176.52	3,798	145.18		257,707
Granted	649	223.66			$65.23
Exercised	(544)	94.79				64,783
Forfeited	(251)	230.60
Outstanding at December 31, 2022	5,301	188.12	3,512	159.46		113,681
Granted	411	222.51			$66.28
Exercised	(648)	172.01				40,983
Forfeited	(81)	241.78
Outstanding at December 31, 2023	4,983	$192.18	3,182	$163.54		$451,039
Expected to vest at December 31, 2023	952	$226.20

The following table summarizes information about stock options outstanding at December 31, 2023 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$106.83 – $199.75	2,670	0.02	2,615
$200.41 – $216.18	251	1.12	58
$220.13 – $231.70	582	0.63	219
$235.52 – $251.88	265	2.49	15
$252.50 – $261.27	1,151	0.04	234
$263.21 – $286.86	45	0.47	23
$288.37 – $319.55	19	0.01	17
	4,983		3,182
The aggregate intrinsic value of stock options exercisable at December 31, 2023 was $379.1 million. The weighted average remaining contractual term of options exercisable at December 31, 2023 was 3.0 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2023	2022	2021
Risk-free interest rate	4.39%	1.65%	0.45%
Dividend yield	—	—	—
Expected volatility	33.73%	34.62%	34.44%
Expected term (in years)	3.4	3.9	4.0
The weighted-average remaining contractual term for options outstanding was 3.7 years at December 31, 2023.
The fair value of stock options granted with market based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during the year ended December 31, 2021 as follows. There were no performance options granted with market based vesting conditions in 2023 or 2022.

2021
Risk-free interest rate	0.59%
Dividend yield	—
Expected volatility	36.10%
Expected term (in years)	3.3

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	174	$265.29
Granted	215	272.59
Cancelled	(38)	265.76
Issued	(73)	258.13
Outstanding at December 31, 2021	278	278.57
Granted	386	229.22
Cancelled	(83)	267.53
Issued	(146)	283.60
Outstanding at December 31, 2022	435	237.68
Granted	441	213.36
Cancelled	(24)	230.11
Issued	(310)	235.25
Outstanding at December 31, 2023	542	$219.61

The total fair value of restricted stock awards and restricted stock units vested was $66.6 million, $34.4 million and $20.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
7. Acquisitions and Equity Method Investments
2023 Acquisitions
In January 2023, the Company acquired 100% of Global Reach, a U.K.-based cross-border payments provider, for approximately $102.9 million, net of cash. In February 2023, the Company acquired the remainder of Mina Digital Limited ("Mina"), a cloud-based electric vehicle ("EV") charging software platform. In February 2023, the Company also acquired 100% of Business Gateway AG, a European-based service, maintenance and repair technology provider. In September 2023, the Company acquired 100% of PayByPhone Technologies, Inc., the world's second largest mobile parking operator, for approximately $301.6 million, net of cash. Each of these 2023 acquisitions provide incremental geographic expansion of our products, with PayByPhone specifically intended to progress the Company's broader strategy to transform our vehicle payments business. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition.
The aggregate purchase price of these acquisitions was approximately $436.7 million (inclusive of the $8.5 million previously-held equity method investment in Mina), net of cash of $117 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Any noncompete agreements signed in conjunction with these acquisitions were accounted for separately from the business acquisition.
Acquisition accounting is preliminary for the 2023 acquisitions as the Company is still completing the valuation for goodwill, intangible assets, income taxes, working capital, and contingencies.

The following table summarizes the preliminary acquisition accounting, in aggregate, for the 2023 business acquisitions noted above (in thousands):

Trade and other receivables	$6,004
Prepaid expenses and other current assets	46,472
Other long term assets	13,302
Goodwill	382,793
Intangibles	158,689
Accounts payable	(23,789)
Other current liabilities	(129,603)
Other noncurrent liabilities	(18,923)
Aggregate purchase price	$434,945
Results from the Global Reach Group are included in the Company's Corporate Payments segment and the results for Mina Digital Limited, Business Gateway AG and PayByPhone are included in the Company's Vehicle Payments segment.
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2 to Indefinite	$12,459
Proprietary Technology	5 to 7	11,885
Customer Relationships	6 to 20	134,345
		$158,689
2022 Acquisitions
In March 2022, the Company completed the acquisition of Levarti, a U.S.-based airline software platform company reported in the Lodging Payments segment, for $23.7 million, net of cash. In August 2022, the Company completed the acquisition of Accrualify, an accounts payable (AP) automation software company reported in the Corporate Payments segment, for $41.2 million, net of cash. In September 2022, the Company completed the acquisition of Plugsurfing, a European EV software and network provider reported in the Vehicle Payments segment, for $75.8 million, net of cash. In November 2022, the Company completed the acquisition of Roomex, a European workforce lodging provider serving the U.K. and German markets reported in the Lodging Payments segment, for approximately $56.8 million, net of cash. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition.
The aggregate purchase price of these 2022 acquisitions was approximately $197.2 million, net of cash. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. In connection with two of these acquisitions, the Company signed noncompete agreements of $1.1 million and $1.2 million with certain parties affiliated with the respective businesses. These noncompete agreements were accounted for separately from the business acquisitions.
The following table summarizes the final acquisition accounting, in aggregate, for the 2022 business acquisitions noted above (in thousands):

Trade and other receivables	$13,349
Prepaid expenses and other current assets	4,006
Other long term assets	468
Goodwill	163,938
Intangibles	50,145
Accounts payable	(20,542)
Other current liabilities	(4,960)
Other noncurrent liabilities	(9,191)
Aggregate purchase price	$197,213

The fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade Names and Trademarks	2 to Indefinite	$4,705
Proprietary Technology	5 to 10	11,646
Lodging / Supplier Network	10 to 20	1,402
Customer Relationships	5 to 20	32,392
		$50,145
Other
In February 2022, the Company also made investments of $7.8 million in an EV charging payments business and $5.0 million in an EV data analytics business. In September 2022, the Company made an investment of $6.1 million in a U.K.-based EV search and pay mapping service.
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2022	Acquisitions[1]	Dispositions[2]	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2023
Segment
Vehicle Payments	$2,530,391	$233,240	$(40,857)	$4,389	$76,827	$2,803,990
Corporate Payments	1,906,070	149,553	—	(105)	19,218	2,074,736
Lodging Payments	416,044	—	—	(764)	1,672	416,952
Other	348,930	—	—	—	350	349,280
	$5,201,435	$382,793	$(40,857)	$3,520	$98,067	$5,644,958

[1]Reflects the recognition of preliminary goodwill related to acquisitions completed by the Company during the year ended December 31, 2023.
[2]Reflects goodwill derecognized in connection with the disposition of the Company's operations in Russia. See Note 19 for additional information.

	December 31, 2021	Acquisitions	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2022
Segment
Vehicle Payments	$2,475,243	$71,856	$1,216	$(17,924)	$2,530,391
Corporate Payments	1,888,875	40,387	2,933	(26,125)	1,906,070
Lodging Payments	364,653	46,928	4,700	(237)	416,044
Other	350,207	—	—	(1,277)	348,930
	$5,078,978	$159,171	$8,849	$(45,563)	$5,201,435
At December 31, 2023 and 2022, approximately $985.9 million and $945.0 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2023 and 2022 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions.

Other intangible assets consisted of the following at December 31 (in thousands):

		2023			2022
	Weighted- Avg Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.6	$3,044,522	$(1,511,173)	$1,533,349	$2,922,586	$(1,332,542)	$1,590,044
Trade names and trademarks—indefinite lived	N/A	440,900	—	440,900	419,270	—	419,270
Trade names and trademarks—other	2.0	51,510	(15,334)	36,176	47,939	(9,111)	38,828
Technology	6.0	299,780	(238,819)	60,961	278,460	(216,858)	61,602
Non-compete agreements	4.2	85,111	(70,834)	14,277	80,098	(58,868)	21,230
Total other intangibles		$3,921,823	$(1,836,160)	$2,085,663	$3,748,353	$(1,617,379)	$2,130,974
N/A = Not Applicable
Changes in foreign exchange rates resulted in $32.4 million and $18.4 million decreases to the carrying values of other intangible assets in the years ended December 31, 2023 and 2022, respectively. Amortization expense related to intangible assets for the years ended December 31, 2023, 2022, and 2021 was $225.4 million, $227.2 million, and $205.5 million, respectively. Due to rebranding activity during the year ended December 31, 2022, the Company reassessed the useful lives of certain trademarks. This resulted in a reclassification of $45.6 million from indefinite to finite-lived assets as of December 31, 2022. At the time of change in estimate, which was applied prospectively, the Company tested these trademarks for impairment, which resulted in no impairment charge.
The future estimated amortization of intangible assets at December 31, 2023 is as follows (in thousands):

2024	$216,912
2025	194,511
2026	172,952
2027	165,531
2028	162,267
Thereafter	732,590
9. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2023	2022
Computer hardware and software	3 to 5	$734,759	$581,471
Card-reading equipment	4 to 6	61,216	49,351
Furniture, fixtures, and vehicles	2 to 10	20,614	19,482
Buildings and improvements	5 to 50	41,508	35,817
Property, plant and equipment, gross		858,097	686,121
Less: accumulated depreciation		(514,943)	(391,429)
Property, plant and equipment, net		$343,154	$294,692
Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022, and 2021 was $110.0 million, $92.0 million, and $75.6 million, respectively. Amortization expense includes $77.5 million, $61.3 million, and $46.7 million for capitalized computer software costs for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, the Company had unamortized computer software costs of $268.9 million and $213.3 million, respectively.

Write-offs of property, plant and equipment were immaterial for each of the years ended December 31, 2023, 2022, and 2021.
10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2023	2022
Accrued bonuses	$12,696	$19,975
Accrued payroll and severance	53,303	48,007
Accrued taxes	109,323	94,557
Accrued commissions/rebates	74,519	83,190
Other[1]	106,277	106,207
	$356,118	$351,936
1Other accrued expenses include several types of amounts due to our merchants, vendors, and other third parties.
11. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization Facility as follows (in thousands):

	2023	2022
Term Loan A note payable (a), net of discounts	$2,882,595	$2,956,053
Term Loan B note payable (a), net of discounts	1,840,244	1,855,891
Revolving line of credit facilities (a)	692,318	935,000
Other obligations (c)	748	2,950
Total notes payable, credit agreements, and other obligations	5,415,905	5,749,894
Securitization Facility (b)	1,307,000	1,287,000
Total debt	$6,722,905	$7,036,894
Current portion	$2,126,749	$2,314,056
Long-term portion	4,596,156	4,722,838
Total debt	$6,722,905	$7,036,894
_____________________
(a)The Company is party to a $6.4 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.5 billion, a term loan A facility in the amount of $3.0 billion and a term loan B facility in the amount of $1.9 billion as of December 31, 2023. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes.

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

On January 31, 2024, the Company entered into the fourteenth amendment to its Credit Agreement. The amendment a) increased the capacity on the revolving credit facility by $275.0 million and b) increased the term loan A commitments by $325.0 million. The Company used the term loan A proceeds to pay down existing borrowings under the revolving credit facility. As a result, the transaction was leverage neutral and results in a $600 million increase in the Company’s availability under the revolving credit facility. The interest rates and maturity terms remain consistent with the existing credit facilities.
Interest on amounts outstanding under the Credit Agreement accrues as follows: For loans denominated in U.S. dollars, based on SOFR plus a SOFR adjustment of 0.10%, in British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%, in euros, based on the Euro Interbank Offered Rate (“EURIBOR”), or in Japanese yen, at the Tokyo Interbank Offer Rate (“TIBOR”) plus a margin based on a leverage ratio (as defined in the agreement), or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility.
The interest rates at December 31, 2023 and 2022 are as follows:

	2023	2022
Term loan A	6.83%	5.80%
Term loan B	7.21%	6.13%
Revolving line of credit A & B (USD)	6.83%	5.79%
Revolving line of credit B (GBP)	6.59%	N/A
Unused credit facility fee	0.25%	0.25%
N/A = Not Applicable
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
The Company has unamortized debt discounts and debt issuance costs of $19.0 million and $23.9 million related to the term loans as of December 31, 2023 and December 31, 2022, respectively, recorded in notes payable and other obligations, net of current portion within the Consolidated Balance Sheets.
The Company has unamortized debt issuance costs of $3.6 million and $4.6 million related to the revolving credit facility as of December 31, 2023 and December 31, 2022, respectively, recorded in other assets within the Consolidated Balance Sheets.
As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was 6.83% during 2023. Principal payments of $94.0 million were made on the term loans during 2023.
(b)The Company is party to a $1.7 billion receivables purchase agreement. On March 23, 2022, the Company entered into the tenth amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.3 billion to $1.6 billion and replaced LIBOR with SOFR plus a SOFR adjustment of 0.10%. On August 18, 2022, the Company entered into the eleventh amendment to the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.6 billion to $1.7 billion, reduced the program fee margin and extended the maturity of the Securitization Facility to August 18, 2025. There is a program fee equal to SOFR plus 0.10% adjustment plus 0.95% or the Commercial Paper Rate plus 0.85% as of December 31, 2023 and December 31, 2022. The program fee was 5.49% plus 0.94% as of December 31, 2023 and 4.48% plus 0.94% as of December 31, 2022. The unused facility fee is payable at a rate of between 0.30% and 0.40% based on utilization as of December 31, 2023 and December 31, 2022. The Company has unamortized debt issuance costs of $2.1 million and $3.2 million related to the revolving Securitization Facility as of December 31, 2023 and December 31, 2022, respectively, recorded in other assets within the Consolidated Balance Sheets.
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

The Company was in compliance with all financial and non-financial covenants at December 31, 2023. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $4.0 billion of unspecified variable rate debt. Refer to Note 16 for further details.
The contractual maturities of the Company’s total debt at December 31, 2023 were as follows (in thousands):

2024	$824,648
2025	169,000
2026	169,000
2027	2,494,000
2028	1,778,375
Thereafter	—
Total principal payments	5,435,023
Less: debt discounts and issuance costs included in debt	(19,118)
Total debt	$5,415,905

12. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax, for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(1,296,962)	$(66,196)	$(1,363,158)
Other comprehensive (loss) income before reclassifications	(144,543)	7,394	(137,149)
Amounts reclassified from AOCL	—	49,747	49,747
Tax effect	—	(14,056)	(14,056)
Other comprehensive (loss) income, net of tax	(144,543)	43,085	(101,458)
Balance at December 31, 2021	(1,441,505)	(23,111)	(1,464,616)
Other comprehensive (loss) income before reclassifications	(77,135)	31,853	(45,282)
Amounts reclassified from AOCL	—	10,835	10,835
Tax effect	—	(10,587)	(10,587)
Other comprehensive (loss) income, net of tax	(77,135)	32,101	(45,034)
Balance at December 31, 2022	(1,518,640)	8,990	(1,509,650)
Other comprehensive income (loss) before reclassifications	140,089	(14,984)	125,105
Amounts reclassified from AOCL	120,269	(39,401)	80,868
Tax effect	—	14,578	14,578
Other comprehensive income (loss), net of tax	260,358	(39,807)	220,551
Balance at December 31, 2023	$(1,258,282)	$(30,817)	$(1,289,099)

Amounts reclassified from AOCL that relate to foreign currency translation during the year ended December 31, 2023 are related to the Company's Russia business disposed of during the third quarter of 2023. See Note 19 for additional information regarding the Company's disposition of its Russia business.

13. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands):

	2023	2022	2021
United States	$322,856	$506,214	$515,041
Foreign	1,002,149	769,446	593,767
Total	$1,325,005	$1,275,660	$1,108,808
The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	2023	2022	2021
Current:
Federal	$155,647	$166,172	$118,861
State	25,614	34,947	31,674
Foreign	208,532	153,388	107,751
Total current	389,793	354,507	258,286
Deferred:
Federal	(46,676)	(36,613)	(12,165)
State	(8,088)	(6,066)	(4,540)
Foreign	8,086	9,505	27,730
Total deferred	(46,678)	(33,174)	11,025
Total provision	$343,115	$321,333	$269,311
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2023, 2022, and 2021, respectively, to income before income taxes for the years ended December 31, 2023, 2022, and 2021 due to the following (in thousands):

	2023		2022		2021
Computed “expected” tax expense	$278,251	21.0%	$267,889	21.0%	$232,850	21.0%
Changes resulting from:
Change in valuation allowance	22,447	1.7	22,399	1.8	1,378	0.1
Foreign income tax differential	14,949	1.1	566	—	(10,326)	(0.9)
State taxes net of federal benefits	13,857	1.0	12,745	1.0	18,352	1.7
Increase in tax expense due to uncertain tax positions	14,146	1.1	8,257	0.6	8,185	0.7
Foreign withholding tax	24,331	1.8	13,547	1.1	9,143	0.8
Change in indefinite reinvestment - Russia	—	—	(9,049)	(0.7)	—	—
Stock-based compensation	3,960	0.3	(10,000)	(0.8)	(16,304)	(1.5)
Sub-part F Income/GILTI	94,594	7.1	79,420	6.2	72,449	6.5
Foreign tax credits	(98,641)	(7.4)	(73,974)	(5.8)	(63,926)	(5.8)
Foreign source non-deductible interest	9,530	0.7	9,462	0.7	10,348	0.9
IRC section 162(m) adjustment	4,019	0.3	8,119	0.6	3,665	0.3
Brazil tourism tax benefit	(16,311)	(1.2)	(13,810)	(1.1)	—	—
Interest on net equity deduction	(15,051)	(1.1)	—	—	—	—
Other	(6,966)	(0.5)	5,762	0.5	3,497	0.3
Provision for income taxes	$343,115	25.9%	$321,333	25.2%	$269,311	24.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses	$20,110	$19,508
Accrued expenses not currently deductible for tax	12,922	7,307
Lease deferral	15,767	18,146
Interest rate swap	11,994	—
Stock-based compensation	47,537	41,202
Income tax credits	84,505	62,512
Net operating loss carry forwards	134,911	81,580
Accrued escheat	3,456	3,286
Other	55,466	28,773
Deferred tax assets before valuation allowance	386,668	262,314
Valuation allowance	(165,982)	(117,379)
Deferred tax assets, net	220,686	144,935
Deferred tax liabilities:
Intangibles—including goodwill	(536,561)	(504,590)
Basis difference in investment in subsidiaries	(43,821)	(42,091)
Interest rate swap	—	(2,964)
Lease deferral	(13,589)	(15,428)
Accrued expense liability	(718)	(742)
Prepaid expenses	(1,805)	(1,713)
Withholding taxes	(26,407)	(31,448)
Property and equipment and other	(66,617)	(72,076)
Deferred tax liabilities	(689,518)	(671,052)
Net deferred tax liabilities	$(468,832)	$(526,117)
The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2023	2022
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$1,400	$1,348
Long term deferred tax liabilities	(470,232)	(527,465)
Net deferred tax liabilities	$(468,832)	$(526,117)
The valuation allowances relate to income tax credits, foreign net operating loss carryforwards, state net operating loss carryforwards and state 163(j) limitation on business interest carryforward. The net change in the total valuation allowance for the year ended December 31, 2023 was an increase of $48.6 million. The valuation allowance increase was primarily due to an increase in acquired foreign net operating losses where significant negative evidence on future utilization was considered.
As of December 31, 2023, the Company had a net operating loss carryforward for state income tax purposes of approximately $54.0 million that is available to offset future state tax expense, either indefinitely or in some cases subject to expiration in 15 or 20 years. Additionally, the Company had $80.9 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign tax expense. Most foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $71.3 million of its deferred tax asset related to the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.
In addition, the Company has foreign tax credits for foreign income purposes in the amount of $84.5 million. The Company has provided a valuation allowance against $84.5 million of the tax credits as it does not anticipate utilizing the credits in the foreseeable future.

During 2023 and 2022, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $8.1 million and $4.4 million, respectively. Accumulated interest and penalties were $30.7 million and $22.7 million on the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. In accordance with the Company's accounting policy, interest and penalties related to unrecognized tax benefits are included as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2020	$35,749
Additions based on tax positions related to the current year	8,543
Additions based on tax positions related to the prior year	5,909
Deductions based on settlement of prior year tax positions	(2,122)
Deductions based on expiration of prior year tax positions	(1,058)
Unrecognized tax benefits at December 31, 2021	47,021
Additions based on tax positions related to the current year	7,752
Additions based on tax positions related to the prior year	200
Deductions based on settlement of prior year tax positions	(1,550)
Addition for cumulative federal benefit of state tax deductions	7,281
Change due to OCI	(35)
Unrecognized tax benefits at December 31, 2022	60,669
Additions and deductions based on tax positions related to the current year	8,821
Additions and deductions based on tax positions related to the prior year	(1,913)
Deductions based on settlements of prior year tax positions	(104)
Deductions based on expiration of prior year tax positions	(4,235)
Change due to OCI	(132)
Unrecognized tax benefits at December 31, 2023	$63,106
In prior years, the Company included federal benefits of state tax deductions related to unrecognized tax benefits in its tabular reconciliation above. A cumulative adjustment was made in 2022 to remove these amounts from the above tabular disclosure.
As of December 31, 2023, the Company had total unrecognized tax benefits of $63.1 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2015. The statute of limitations for most state income tax returns has expired for years prior to 2020. The statute of limitations has expired for years prior to 2018 for the Company’s Mexican income tax returns, and 2018 for the Company’s Luxembourg income tax returns.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), which generally provide for a minimum effective tax rate of 15%. Various governments around the world have enacted, or are in the process of enacting, legislation on this, with certain enactments becoming effective for tax years beginning in January 2024. While we do not anticipate that these rules will have a material effect on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate as such legislation becomes effective.
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

Other assets include ROU assets, other current liabilities include short-term operating lease liabilities, and other non-current liabilities include long-term lease liabilities at December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
ROU assets	$86,579	$94,064
Short term lease liabilities	$23,476	$22,661
Long term lease liabilities	$75,796	$86,671
The Company does not recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases were not material to the ROU assets and lease liabilities.
Under ASC 842, the Company discounts future lease obligations by the rate implicit in the contract, unless the rate cannot be readily determined. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In determining the borrowing rate, the Company considers the applicable lease terms, the Company's cost of borrowing, and for leases denominated in a foreign currency, the collateralized borrowing rate that the Company would obtain to borrow in the same currency in which the lease is denominated.
Total lease costs for the years ended December 31, 2023, 2022, and 2021 were $29.7 million, $24.1 million, and $22.6 million, respectively. Variable lease costs and short-term lease costs were immaterial for all periods presented.
The supplementary cash and non-cash disclosures for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	2023	2022	2021
Cash paid for operating lease liabilities	$31,388	$25,403	$23,803
ROU assets obtained in exchange for new operating lease obligations	$22,764	$31,204	$29,428
Weighted-average remaining lease term (years)	5.62	6.09	5.99
Weighted-average discount rate	5.19%	3.64%	3.80%
Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

2023	$27,455
2024	24,566
2025	19,917
2026	12,143
2027	8,870
Thereafter	22,203
Total lease payments	115,154
Less imputed interest	15,882
Present value of lease liabilities	$99,272

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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FLEETCOR and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress, and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. FLEETCOR cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The Company opposed the FTC’s motion for a stay or to voluntarily dismiss, and the court denied the FTC’s motion on February 7, 2022. In the meantime, the FTC’s administrative action is stayed. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke. The Company intends to appeal this decision after final judgment is issued. On October 20-21, 2022, the court held a hearing on the scope of injunctive relief. At the conclusion of the hearing, the Court did not enter either the FTC’s proposed order or the Company’s proposed order, and instead suggested that the parties enter mediation. Following mediation, both parties filed proposed orders with the Court.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company as of December 31, 2023 and 2022 (in millions) is presented in the table below.

	Notional
	2023	2022
Foreign exchange contracts:
Swaps	$95.1	$160.9
Forwards	21,173.0	15,159.4
Written options	19,533.3	13,701.9
Purchased options	15,750.4	11,474.2
Total	$56,551.8	$40,496.4
The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.

The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31, 2023 and 2022 (in millions):

December 31, 2023	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$594.9	$519.4	$320.2	$244.7
Less: Cash collateral	39.2	180.2	39.2	180.2
Total net derivative assets and liabilities	$555.7	$339.2	$281.0	$64.5

December 31, 2022	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$582.2	$540.0	$266.9	$224.7
Less: Cash collateral	56.1	148.2	56.1	148.2
Total net derivative assets and liabilities	$526.1	$391.8	$210.8	$76.5
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of December 31, 2023 and December 31, 2022 (in millions):

		2023	2022
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$254.2	$204.9
Derivative Assets	Other assets	$66.0	$62.0
Derivative Liabilities	Other current liabilities	$190.4	$184.1
Derivative Liabilities	Other noncurrent liabilities	$54.3	$40.6
Cash Flow Hedges
On January 22, 2019, the Company entered into three interest rate swap cash flow contracts (the "swap contracts"). One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts (with maturity dates in January 2023 and December 2023) each had a notional value of $500 million. The objective of these swap contracts was to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of unspecified variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. At inception, the Company designated these contracts as hedging instruments in accordance with ASC 815, "Derivatives and Hedging."
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

The Company applied certain expedients provided in ASU No. 2020-04, Reference Rate Reform (Topic 848), related to changes in critical terms of the hedging relationships due to the reference rate reform, which allowed the change in critical terms without designation of the hedging relationship. This interest rate swap matured in December 2023.
In August 2023, the Company entered into eight additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a total notional U.S. dollar value of $2.0 billion as shown disaggregated in the table below. Further, in December 2023, the Company entered into five additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a total notional U.S. dollar value of $500 million as shown disaggregated in the table below.
As of December 31, 2023, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Fixed Rates	Maturity Date

$250	4.01%	7/31/2025
$250	4.02%	7/31/2025
$500	3.80%	1/31/2026
$250	3.71%	7/31/2026
$250	3.72%	7/31/2026
$100	4.35%	7/31/2026
$250	4.40%	7/31/2026
$250	4.40%	7/31/2026
$400	4.33%	7/31/2026
$250	4.29%	1/31/2027
$250	4.29%	1/31/2027
$250	4.19%	7/31/2027
$250	4.19%	7/31/2027
$150	3.87%	1/31/2027
$50	3.83%	1/31/2027
$50	3.85%	1/31/2027
$125	4.00%	1/31/2028
$125	3.99%	1/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $39.4 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the year ended December 31, 2023 related to the Company's interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments are recorded in operating activities.
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

The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the Consolidated Balance Sheets, as of December 31, 2023 and 2022 (in millions). See Note 4 for additional information on the fair value of the Company’s swap contracts.

	Balance Sheet Classification	2023	2022
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$23.5	$12.0
Swap contracts	Other noncurrent liabilities	$55.8	$—
As of December 31, 2023, the estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $23.6 million.
Net Investment Hedge
In February 2023, the Company entered into a cross-currency interest rate swap that is designated as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro-denominated net investmentsts. This contract also creates a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional.
Hedge effectiveness is tested based on changes in fair value of the cross-currency swap due to changes in the USD/euro spot rate. The Company anticipates perfect effectiveness of the designated hedging relationship and records changes in the fair value of the cross-currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $9.0 million in interest expense, net for the year ended December 31, 2023 related to these excluded components. The cross-currency interest rate swap designated as a net investment hedge is recorded in other current liabilities at a fair value of $14.5 million as of December 31, 2023. Upon settlement, cash flows attributable to derivatives designated as net investment hedges will be classified as investing activities in the Consolidated Statements of Cash Flows.
The Company terminated its existing net investment hedge on February 1, 2024, which resulted in net cash payments totaling $3.9 million. The loss on the net investment hedge will remain in accumulated other comprehensive loss and will only be reclassified into earnings if and when the underlying euro-denominated net investment is sold or liquidated.
Subsequently, on February 2, 2024, the Company entered into four new cross-currency interest rate swaps that are designated as net investment hedges of the Company's investments in euro-denominated operations. These contracts effectively convert an aggregate $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offset the impact of changes in currency rates on our euro-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.55% interest rate savings on the USD notional.
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
The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2023	2022	2021
Net income	$981,890	$954,327	$839,497
Denominator for basic earnings per share	73,155	75,598	82,060
Dilutive securities	1,232	1,264	2,001
Denominator for diluted earnings per share	74,387	76,862	84,061
Basic earnings per share	$13.42	$12.62	$10.23
Diluted earnings per share	$13.20	$12.42	$9.99
Diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 excludes the effect of 2.0 million, 2.3 million and 1.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of performance-based restricted stock for which the performance criteria have not yet been achieved, which was immaterial for 2023, 2022, and 2021.
18. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. In the fourth quarter of 2023, in order to align with recent changes in the Company's strategy and resulting organizational structure and management reporting, the Company updated its segment structure into six operating segments, which were combined into three reportable segments: Vehicle Payments, Corporate Payments (includes aggregation with Cross-Border operating segment), Lodging Payments and an Other category (which combines Gift and Payroll Card operating segments). We manage and report our operating results through these three reportable segments consistent with how the CODM allocates resources, assesses performance and reviews financial information. The presentation of segment information has been recast for the prior periods to align with this segment presentation for the years ended December 31, 2023, 2022 and 2021.
The Company’s segment results are as follows as of and for the years ended December 31 (in thousands):

	2023[1]	2022	2021
Revenues, net:
Vehicle Payments	$2,005,510	$1,950,038	$1,689,970
Corporate Payments	981,127	769,571	598,242
Lodging Payments	520,216	456,511	309,619
Other	250,866	251,009	235,905
	$3,757,719	$3,427,129	$2,833,736
Operating income:
Vehicle Payments	$943,399	$884,493	$811,822
Corporate Payments	382,085	273,562	210,290
Lodging Payments	254,270	218,637	148,973
Other	77,119	69,949	71,471
	$1,656,873	$1,446,641	$1,242,556
Depreciation and amortization:
Vehicle Payments	$201,905	$198,495	$195,964
Corporate Payments	78,679	72,586	52,688
Lodging Payments	46,903	42,366	26,478
Other	9,117	8,835	9,067
	$336,604	$322,282	$284,197
Capital expenditures:
Vehicle Payments	$108,592	$111,661	$88,999
Corporate Payments	25,387	20,777	11,748
Lodging Payments	13,705	10,570	4,604
Other	6,138	8,420	6,179
	$153,822	$151,428	$111,530
Long-lived assets (excluding goodwill and investments):
Vehicle Payments	$252,499	$218,680	$175,648
Corporate Payments	48,822	39,240	33,638
Lodging Payments	24,697	17,884	12,592
Other	17,136	18,888	14,416
	$343,154	$294,692	$236,294
1Results from Global Reach Group acquired in the first quarter of 2023 are reported in the Corporate Payments segment from the date of acquisition. Results from Mina Digital Limited, Business Gateway AG and PayByPhone acquired during 2023 are reported in the Vehicle Payments segment, from the date of acquisition.

The Company's segment results are as follows for the quarterly periods in 2023 and 2022 (in thousands):

	Fiscal Quarters Year Ended December 31, 2023
	First	Second	Third	Fourth
Revenues, net:
Vehicle Payments	$495,490	$509,630	$500,632	$499,758
Corporate Payments	226,172	246,012	257,842	251,101
Lodging Payments	122,334	136,564	141,389	119,929
Other	57,337	55,968	71,029	66,532
	$901,333	$948,174	$970,892	$937,320
Operating income:
Vehicle Payments	$223,480	$232,506	$244,908	$242,505
Corporate Payments	80,382	95,708	104,903	101,092
Lodging Payments	54,563	68,246	74,023	57,438
Other	16,770	16,190	21,143	23,016
	$375,195	$412,650	$444,977	$424,051
Depreciation and amortization:
Vehicle Payments	$50,350	$51,926	$49,905	$49,724
Corporate Payments	20,160	17,779	20,417	20,323
Lodging Payments	11,398	11,661	12,189	11,655
Other	2,324	2,310	2,239	2,244
	$84,232	$83,676	$84,750	$83,946

	Fiscal Quarters Year Ended December 31, 2022
	First	Second	Third	Fourth
Revenues, net:
Vehicle Payments	$454,741	$489,827	$504,388	$501,082
Corporate Payments	183,158	189,058	196,339	201,016
Lodging Payments	94,576	116,900	125,961	119,074
Other	56,766	65,493	66,312	62,438
	$789,241	$861,278	$893,000	$883,610
Operating income:
Vehicle Payments	$202,068	$224,174	$231,914	$226,337
Corporate Payments	61,312	70,092	74,999	67,159
Lodging Payments	39,779	58,559	63,463	56,836
Other	14,562	17,655	18,794	18,938
	$317,721	$370,480	$389,170	$369,270
Depreciation and amortization:
Vehicle Payments	$48,148	$49,615	$49,134	$51,598
Corporate Payments	16,028	16,324	15,383	24,851
Lodging Payments	10,534	10,321	10,474	11,037
Other	2,092	2,214	2,222	2,307
	$76,802	$78,474	$77,213	$89,793

The following table presents the Company's long-lived assets by major geography (excluding goodwill, other intangible assets and investments) at December 31 (in thousands).

	2023	2022
Long-lived assets (excluding goodwill, other intangible assets, and investments):
United States (country of domicile)	$200,918	$176,263
Brazil	$74,789	$66,583
United Kingdom	$34,242	$24,715
More than 10% of our consolidated revenues in 2023, 2022 and 2021 were derived through our relationship with our open-loop network partner in our Vehicle Payments segment.

19. Russia Disposition
During the second quarter of 2023, the Company signed definitive documents to sell its Russia business to a third party. At June 30, 2023, the Company concluded that the sale was not considered probable due to continued uncertainty regarding regulatory approvals and ongoing discussions regarding the nature and timing of deal completion. As such, the assets and liabilities associated with the Company's Russian business were not classified as held for sale prior to the completion of the transaction. The Russia business was historically reported within the Company's Vehicle Payments segment and did not meet the criteria to be presented as discontinued operations. The Company completed the sale of its Russia business on August 15, 2023.
The sale included the entirety of the Company's operations in Russia and resulted in a complete exit from the Russia market. The Company received total proceeds, net of cash disposed and net of a $5.6 million foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars, of $197.0 million, which have been recorded within investing activities in the accompanying Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a net gain on disposal of $13.7 million during the year ended December 31, 2023, which represents the proceeds received less the derecognition of the related net assets, the reclassification of accumulated foreign currency translation losses, and the foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars. The net gain is included within other (income) expense, net in the accompanying Consolidated Statements of Income.
Exclusive of the impact of disposition, the business in Russia accounted for approximately $62.0 million and $84.7 million of the Company's consolidated income before income taxes for years ended December 31, 2023 and 2022, respectively. The Company's assets in Russia were approximately 3.2% of consolidated assets at December 31, 2022.
20. Restatement of Previous Unaudited Interim Financial Statements (Unaudited)
In connection with the preparation of the Company's financial statements as of and for the year ended December 31, 2023, the Company determined that there were errors related to the accounting for certain balance sheet accounts in the unaudited consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the "Restated Periods"). Such errors did not impact any previously filed audited financial statements.
In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," the Company determined that the errors were material to the unaudited interim consolidated financial statements for the Restated Periods. Specifically, such errors pertained only to the consolidated balance sheets (and the related effects on the consolidated statements of cash flows) and were related to (1) the recognition of certain cash balances held in custodial accounts for the benefit of (FBO) customers entered into in the first quarter of 2023 as restricted cash and customer deposits based on the Company's determination that it exercises control over such funds and (2) a correction to the Company's accounts receivable and accounts payable balances related to an incorrect classification of certain unbilled accounts receivable balances.
In connection with this determination, the Audit Committee of the Company’s Board of Directors, in consultation with the Company's management, concluded that the Company’s previously issued condensed consolidated financial statements and related disclosures for the Restated Periods should no longer be relied upon due to these errors contained in such interim financial statements and should be restated.

The following tables restate the unaudited financial information and summarize the effect of the restatement on each impacted financial statement line item, including subtotals, as of the dates, and for the periods, indicated (in thousands):

	As Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of March 31, 2023

Assets
Current assets:
Restricted cash	$996,945	$550,000	$1,546,945
Accounts and other receivables	2,369,235	(1,380)	2,367,855
Other current assets	2,992,792	—	2,992,792
Total current assets	6,358,972	548,620	6,907,592
Goodwill	5,380,050	—	5,380,050
Other intangibles, net	2,197,587	—	2,197,587
Other noncurrent assets	651,314	—	651,314
Total assets	$14,587,923	$548,620	$15,136,543
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,907,841	$(1,380)	$1,906,461
Customer deposits	1,481,004	550,000	2,031,004
Other current liabilities	2,814,700	—	2,814,700
Total current liabilities	6,203,545	548,620	6,752,165
Notes payable and other obligations, less current portion	4,700,550	—	4,700,550
Other noncurrent liabilities	801,968	—	801,968
Total noncurrent liabilities	5,502,518	—	5,502,518
Stockholders' equity:
Additional paid-in capital	3,109,065	—	3,109,065
Retained earnings	7,425,604	—	7,425,604
Other equity	(7,652,809)	—	(7,652,809)
Total stockholders' equity	2,881,860	—	2,881,860
Total liabilities and stockholders’ equity	$14,587,923	$548,620	$15,136,543

	As Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023

Operating activities
Net income	$214,835	$—	$214,835
Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Accounts and other receivables	370,962	1,380	372,342
Accounts payable, accrued expenses and customer deposits	(446,508)	548,620	102,112
Other	188,376	—	188,376
Net cash provided by operating activities	327,665	550,000	877,665
Investing activities
Net cash used in investing activities	(159,027)	—	(159,027)
Financing activities
Borrowings from revolver	1,964,000	—	1,964,000
Payments on revolver	(2,490,000)	—	(2,490,000)
Borrowings on swing line of credit, net	310,719	—	310,719
Other	(2,434)	—	(2,434)
Net cash used in financing activities	(217,715)	—	(217,715)
Effect of foreign currency exchange rates on cash	29,298	—	29,298
Net increase/(decrease) in cash, cash equivalents and restricted cash	(19,779)	550,000	530,221
Cash, cash equivalents and restricted cash at beginning of period	2,289,180	—	2,289,180
Cash, cash equivalents and restricted cash at end of period	$2,269,401	$550,000	$2,819,401

	As Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of June 30, 2023

Assets
Current assets:
Restricted cash	$1,456,992	$272,280	$1,729,272
Accounts and other receivables	2,460,650	(9,850)	2,450,800
Other current assets	3,005,927	—	3,005,927
Total current assets	6,923,569	262,430	7,185,999
Goodwill	5,473,603	—	5,473,603
Other intangibles, net	2,107,081	—	2,107,081
Other noncurrent assets	674,400	—	674,400
Total assets	$15,178,653	$262,430	$15,441,083
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,679,702	$(9,850)	$1,669,852
Customer deposits	2,013,236	272,280	2,285,516
Other current liabilities	2,742,952	—	2,742,952
Total current liabilities	6,435,890	262,430	6,698,320
Notes payable and other obligations, less current portion	4,678,258	—	4,678,258
Other noncurrent liabilities	801,069	—	801,069
Total noncurrent liabilities	5,479,327	—	5,479,327
Stockholders' equity:
Additional paid-in capital	3,176,562	—	3,176,562
Retained earnings	7,665,306	—	7,665,306
Other equity	(7,578,432)	—	(7,578,432)
Total stockholders' equity	3,263,436	—	3,263,436
Total liabilities and stockholders’ equity	$15,178,653	$262,430	$15,441,083

	As Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023

Operating activities
Net income	$454,537	$—	$454,537
Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Accounts and other receivables	(365,572)	9,850	(355,722)
Accounts payable, accrued expenses and customer deposits	348,643	262,430	611,073
Other	389,072	—	389,072
Net cash provided by operating activities	826,680	272,280	1,098,960
Investing activities
Net cash used in investing activities	(201,215)	—	(201,215)
Financing activities
Borrowings from revolver	4,351,000	—	4,351,000
Payments on revolver	(4,817,000)	—	(4,817,000)
Borrowings on swing line of credit, net	255,750	—	255,750
Other	(31,561)	—	(31,561)
Net cash used in financing activities	(241,811)	—	(241,811)
Effect of foreign currency exchange rates on cash	38,401	—	38,401
Net increase in cash, cash equivalents and restricted cash	422,055	272,280	694,335
Cash, cash equivalents and restricted cash at beginning of period	2,289,180	—	2,289,180
Cash, cash equivalents and restricted cash at end of period	$2,711,235	$272,280	$2,983,515

	As Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of September 30, 2023

Assets
Current assets:
Restricted cash	$1,221,279	$480,761	$1,702,040
Accounts and other receivables	2,655,275	(76,674)	2,578,601
Other current assets	2,983,704	—	2,983,704
Total current assets	6,860,258	404,087	7,264,345
Goodwill	5,553,546	—	5,553,546
Other intangibles, net	2,164,999	—	2,164,999
Other noncurrent assets	685,664	—	685,664
Total assets	$15,264,467	$404,087	$15,668,554
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,895,280	$(76,674)	$1,818,606
Customer deposits	1,783,311	480,761	2,264,072
Other current liabilities	3,059,628	—	3,059,628
Total current liabilities	6,738,219	404,087	7,142,306
Notes payable and other obligations, less current portion	4,637,211	—	4,637,211
Other noncurrent liabilities	829,586	—	829,586
Total noncurrent liabilities	5,466,797	—	5,466,797
Stockholders' equity:
Additional paid-in capital	3,227,476	—	3,227,476
Retained earnings	7,936,802	—	7,936,802
Other equity	(8,104,827)	—	(8,104,827)
Total stockholders' equity	3,059,451	—	3,059,451
Total liabilities and stockholders’ equity	$15,264,467	$404,087	$15,668,554

	As Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023

Operating activities
Net income	$726,033	$—	$726,033
Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Accounts and other receivables	(809,487)	76,674	(732,813)
Accounts payable, accrued expenses and customer deposits	428,580	404,087	832,667
Other	558,743	—	558,743
Net cash provided by operating activities	903,869	480,761	1,384,630
Investing activities
Acquisitions, net of cash acquired	(429,914)	—	(429,914)
Proceeds from disposal of business, net of cash disposed	197,025	—	197,025
Other	(112,757)	—	(112,757)
Net cash used in investing activities	(345,646)	—	(345,646)
Financing activities
Repurchase of common stock	(546,910)	—	(546,910)
Borrowings from revolver	6,495,000	—	6,495,000
Payments on revolver	(6,770,000)	—	(6,770,000)
Borrowings on swing line of credit, net	180,723	—	180,723
Other	139,728	—	139,728
Net cash used in financing activities	(501,459)	—	(501,459)
Effect of foreign currency exchange rates on cash	(30,431)	—	(30,431)
Net increase in cash, cash equivalents and restricted cash	26,333	480,761	507,094
Cash, cash equivalents and restricted cash at beginning of period	2,289,180	—	2,289,180
Cash, cash equivalents and restricted cash at end of period	$2,315,513	$480,761	$2,796,274
There is no impact to the previously filed Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, or any line item therein, for the Restated Periods. The as-filed Statements of Income have been provided below for reference.

	As Reported	As Reported	As Reported	As Reported	As Reported
Condensed Consolidated Statements of Income	Three Months Ended March 31, 2023	Three Months Ended June 30, 2023	Three Months Ended September 30, 2023	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023

Revenues, net	$901,333	$948,174	$970,892	$1,849,507	$2,820,399
Expenses:
Processing	204,967	205,265	208,217	410,232	618,449
Selling	81,592	86,412	85,954	168,004	253,958
General and administrative	154,684	159,356	147,839	314,040	461,879
Depreciation and amortization	84,232	83,676	84,750	167,908	252,658
Other operating, net	663	815	(845)	1,478	633
Operating income	375,195	412,650	444,977	787,845	1,232,822
Investment (gain) loss	(190)	18	30	(172)	(142)
Other expense (income), net	746	(2,424)	(13,432)	(1,678)	(15,110)
Interest expense, net	79,795	88,486	88,285	168,281	256,566
Total other expense, net	80,351	86,080	74,883	166,431	241,314
Income before income taxes	294,844	326,570	370,094	621,414	991,508
Provision for income taxes	80,009	86,868	98,598	166,877	265,475
Net income	$214,835	$239,702	$271,496	$454,537	$726,033
Earnings per share:
Basic earnings per share	$2.92	$3.24	$3.71	$6.17	$9.87
Diluted earnings per share	$2.88	$3.20	$3.64	$6.08	$9.72
Weighted average shares outstanding:
Basic weighted average shares outstanding	73,521	73,887	73,165	73,705	73,523
Diluted weighted average shares outstanding	74,483	75,001	74,604	74,763	74,733

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), pursuant to Rule 13a-15(c) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2023, we identified the following material weaknesses in internal controls:
(1) A material weakness in internal control related to ineffective information technology general controls (ITGCs) in     the area of user access management over certain information technology systems used in the execution of controls that support the Company’s financial reporting processes. Our business process application and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were the result of challenges in the current year implementation of technology aimed to automate the user access review process. Specifically, these deficiencies pertained to the completeness and accuracy of data used in the automated solution and in existing manual user access control processes that lacked sufficient documentation and formality, as well as insufficient training of information technology personnel responsible for the execution and documentation of ITGCs. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.
(2) A material weakness resulting from ineffective controls over the application of U.S. GAAP guidance related to the balance sheet recognition of customer funds held for the benefit of others leading to the restatement of previously issued 2023 interim consolidated financial statements as further discussed within note 20 to the Consolidated Financial Statements.
Based on these material weaknesses, the Company’s management concluded that at December 31, 2023, the Company’s internal control over financial reporting was not effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which appears in Item 9A of this Annual Report.
As a result of the identification of the material weaknesses, and prior to filing this Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended December 31, 2023 were prepared in accordance with GAAP. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Annual Report, and we have developed a remediation plan for the material weaknesses, which are described below.
Remediation
(1) Our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing the information technology compliance oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of internal controls, with a focus on those related to user access over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance the information evidencing the performance of ITGCs; (iv) developing enhanced integration functionality and controls related to the ongoing implementation of user access information technology system; (v) enhancing the information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board.
We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2024.
(2) As further discussed in note 20 to the Consolidated Financial Statements, management has restated its 2023 interim consolidated financial statements. In addition, management is developing enhanced monitoring and oversight controls in the application of U.S. GAAP guidance pertaining to customer funds held for the benefit of others. We believe that these actions will remediate the material weakness as of March 31, 2024.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, the internal controls related to four subsidiaries that we acquired during the year ended December 31, 2023, and for which financial results are included in our consolidated financial statements.
During 2023, the Company acquired Global Reach, a U.K.-based cross-border payments provider; Mina Digital Limited Solutions, a cloud-based electric vehicle charging software platform; Business Gateway AG, a European-based service, maintenance and repair technology provider; and PayByPhone Technologies, Inc., the world's second largest mobile parking operator. Collectively, we refer to these transactions as the 2023 Acquisitions. These 2023 Acquisitions constituted 3.9% of total assets at December 31, 2023, and 0.9% of revenues, net for the year then ended. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal control over financial reporting the year of acquisition.

Changes in Internal Control over Financial Reporting
Except for the material weaknesses identified above, as of December 31, 2023, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FLEETCOR Technologies, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited FLEETCOR Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, FLEETCOR Technologies, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

(1) A material weakness in controls related to information technology general controls (ITGCs) in the area of user     access over certain information technology (IT) systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process application and manual controls that were dependent on the affected ITGCs could have been adversely impacted.

(2) A material weakness in controls over the application of U.S. GAAP guidance related to the recognition of customer funds held for the benefit of others.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2023 Acquisitions (as defined by management), which are included in the 2023 consolidated financial statements of the Company and constituted 3.9% of total assets as of December 31, 2023 and 0.9% of revenues, net for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2023 Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024 which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2024

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, no director or executive officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I, Item X of this Form 10-K. Information about our directors may be found under the caption “Director Nominees” and “Continuing Directors” in our Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2024 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings and Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Director Compensation,” “2023 Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

(b) Exhibit Listing

Exhibit no.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

3.2	Amended and Restated Bylaws of FLEETCOR Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

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

10.45	Eighth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 29, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.52	Ninth Amendment to Credit Agreement, dated as of April 30, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2021)

10.53	Ninth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated September 15, 2021 by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9, 2021)

10.54	Tenth Amendment to Credit Agreement, dated as of November 16, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.54 to the registrant's on Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

10.55	Eleventh Amendment to Credit Agreement, dated as of December 22, 2021 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, the designated borrowers party hereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other borrowers hereto (incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on March 1, 2022)

10.56	Tenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated March 23, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 9, 2022)

10.57	Twelfth Amendment to the Credit Agreement, dated as of June 24, 2022 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2022)

10.58	Offer letter, dated May 23, 2022, between FLEETCOR Technologies, Inc. and Alan King (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9, 2022)

10.59	Eleventh Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated August 18, 2022 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2022)

10.60	Cooperation Agreement, dated as of March 15, 2023, by and among FLEETCOR Technologies, Inc., D.E. Shaw Oculus Portfolios, L.L.C. and D.E. Shaw Valence Portfolios, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 20, 2023)

10.61	Offer letter, dated February 24, 2023, between FLEETCOR Technologies, Inc. and Tom Panther (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2023)

10.62
Thirteenth Amendment to the Credit Agreement, dated as of May 3, 2023 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2023)

10.63**
Twelfth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated December 20, 2023 by and among by and among FleetCor Funding LLC, FleetCor Technologies Operating Company, LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties hereto

10.64**
Fourteenth Amendment to the Credit Agreement, dated as of January 31, 2024 among FLEETCOR Technologies Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto

21.1	List of subsidiaries of FLEETCOR Technologies, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of Chief Executive Officer Pursuant to Section 906

32.2	Certification of Chief Financial Officer Pursuant to Section 906

97.1*	FLEETCOR Technologies, Inc. Compensation Recoupment Policy, effective as of October 23, 2023

101	The following financial information for the registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.
**	Filed herewith
ITEM 16. FORM 10-K SUMMARY
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 29, 2024.

FLEETCOR Technologies, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 29, 2024.

Signature	Title

/s/ RONALD F. CLARKE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Ronald F. Clarke

/s/ TOM PANTHER	Chief Financial Officer (Principal Financial Officer)
Tom Panther

/s/ ALISSA B. VICKERY	Chief Accounting Officer (Principal Accounting Officer)
Alissa B. Vickery

/s/ ANNABELLE G. BEXIGA	Director
Annabelle G. Bexiga

/s/ JOSEPH W. FARRELLY	Director
Joseph W. Farrelly

/s/ THOMAS M. HAGERTY	Director
Thomas M. Hagerty

/s/ RAHUL GUPTA	Director
Rahul Gupta

/s/ ARCHIE L. JONES, JR.	Director
Archie L. Jones, Jr.

/s/ RICHARD MACCHIA	Director
Richard Macchia

/s/ HALA G. MODDELMOG	Director
Hala G. Moddelmog

/s/ JEFFREY S. SLOAN	Director
Jeffrey S. Sloan

/s/ STEVEN T. STULL	Director
Steven T. Stull

/s/ GERALD C. THROOP	Director
Gerald C. Throop