Form 10-Q
period 2024-03-31
CORPAY, INC.
filed 2024-05-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35004
 __________________________________________________________
Corpay, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware			72-1074903
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3280 Peachtree Road, Suite 2400	Atlanta	Georgia	30305
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (770) 449-0479
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPAY	NYSE
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2024
Common Stock, $0.001 par value	70,268,506

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three Months Ended March 31, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,311,949	$1,389,648
Restricted cash	1,890,727	1,751,887
Accounts and other receivables (less allowance for credit losses of $184,887 at March 31, 2024 and $180,163 at December 31, 2023)	2,376,003	2,161,586
Securitized accounts receivable—restricted for securitization investors	1,421,000	1,307,000
Prepaid expenses and other current assets	437,687	474,144
Total current assets	7,437,366	7,084,265
Property and equipment, net	351,831	343,154
Goodwill	5,673,732	5,644,958
Other intangibles, net	2,033,106	2,085,663
Investments	68,299	69,521
Other assets	265,797	248,691
Total assets	$15,830,131	$15,476,252
Liabilities and equity
Current liabilities:
Accounts payable	$1,849,958	$1,624,995
Accrued expenses	408,661	356,118
Customer deposits	2,534,349	2,397,279
Securitization facility	1,421,000	1,307,000
Current portion of notes payable and lines of credit	480,433	819,749
Other current liabilities	256,527	320,612
Total current liabilities	6,950,928	6,825,753
Notes payable and other obligations, less current portion	4,862,621	4,596,156
Deferred income taxes	473,250	470,232
Other noncurrent liabilities	261,062	301,752
Total noncurrent liabilities	5,596,933	5,368,140
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 129,604,492 shares issued and 71,463,894 shares outstanding at March 31, 2024; and 128,759,639 shares issued and 71,715,804 shares outstanding at December 31, 2023	130	129
Additional paid-in capital	3,382,001	3,266,185
Retained earnings	8,422,428	8,192,659
Accumulated other comprehensive loss	(1,340,847)	(1,289,099)
Less treasury stock, 58,140,598 shares at March 31, 2024 and 57,043,835 shares at December 31, 2023	(7,209,291)	(6,887,515)
Total Corpay stockholders’ equity	3,254,421	3,282,359
Noncontrolling interest	27,849	—
Total equity	3,282,270	3,282,359
Total liabilities and equity	$15,830,131	$15,476,252

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$935,251	$901,333
Expenses:
Processing	207,411	204,967
Selling	94,188	81,592
General and administrative	151,262	154,684
Depreciation and amortization	84,760	84,232
Other operating, net	292	663
Operating income	397,338	375,195
Other expenses:
Investment gain	(167)	(190)
Other expense, net	3,127	746
Interest expense, net	89,088	79,795
Total other expense	92,048	80,351
Income before income taxes	305,290	294,844
Provision for income taxes	75,487	80,009
Net income	229,803	214,835
Less: Net income attributable to noncontrolling interest	34	—
Net income attributable to Corpay	$229,769	$214,835
Earnings per share:
Basic earnings per share attributable to Corpay	$3.20	$2.92
Diluted earnings per share attributable to Corpay	$3.12	$2.88
Weighted average shares outstanding:
Basic shares	71,769	73,521
Diluted shares	73,545	74,483

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$229,803	$214,835
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(96,112)	81,107
Net change in derivative contracts, net of tax	44,122	(5,473)
Total other comprehensive (loss) income, net of tax	(51,990)	75,634
Total comprehensive income	177,813	290,469
Comprehensive loss attributable to noncontrolling interest	208	—
Comprehensive income attributable to Corpay	$178,021	$290,469
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$129	$3,266,185	$8,192,659	$(1,289,099)	$(6,887,515)	$3,282,359	$—	$3,282,359
Net income	—	—	229,769	—	—	229,769	34	229,803
Other comprehensive loss, net of tax	—	—	—	(51,748)	—	(51,748)	(242)	(51,990)
Acquisition of noncontrolling interest	—	—	—	—	—	—	28,057	28,057
Acquisition of common stock	—	—	—	—	(321,776)	(321,776)	—	(321,776)
Stock-based compensation	—	24,979	—	—	—	24,979	—	24,979
Issuance of common stock	1	90,837	—	—	—	90,838	—	90,838
Balance at March 31, 2024	$130	$3,382,001	$8,422,428	$(1,340,847)	$(7,209,291)	$3,254,421	$27,849	$3,282,270

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493	$—	$2,541,493
Net income	—	—	214,835	—	—	214,835	—	214,835
Other comprehensive income, net of tax	—	—	—	75,634	—	75,634	—	75,634
Acquisition of common stock	—	—	—	—	(9,597)	(9,597)	—	(9,597)
Stock-based compensation	—	26,096	—	—	—	26,096	—	26,096
Issuance of common stock	—	33,399	—	—	—	33,399	—	33,399
Balance at March 31, 2023	$128	$3,109,065	$7,425,604	$(1,434,016)	$(6,218,921)	$2,881,860	$—	$2,881,860

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	2024	2023
Operating activities
Net income	$229,803	$214,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,931	25,980
Stock-based compensation	24,979	26,096
Provision for credit losses on accounts and other receivables	25,342	39,270
Amortization of deferred financing costs and discounts	2,029	1,787
Amortization of intangible assets and premium on receivables	55,829	58,252
Deferred income taxes	647	(499)
Investment gain	(167)	(190)
Other non-cash operating expense, net	292	663
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	(382,889)	372,342
Prepaid expenses and other current assets	(12,587)	40,099
Derivative assets and liabilities, net	1,452	(28,223)
Other assets	(22,021)	25,141
Accounts payable, accrued expenses and customer deposits	398,544	102,112
Net cash provided by operating activities	350,184	877,665
Investing activities
Acquisitions, net of cash acquired	(56,325)	(126,691)
Purchases of property and equipment	(41,193)	(36,737)
Other	(4,826)	4,401
Net cash used in investing activities	(102,344)	(159,027)
Financing activities
Proceeds from issuance of common stock	90,838	33,399
Repurchase of common stock	(288,833)	(9,597)
Borrowings on securitization facility, net	114,000	(3,000)
Deferred financing costs	(3,176)	—
Proceeds from notes payable	325,000	—
Principal payments on notes payable	(25,531)	(23,500)
Borrowings from revolver	1,570,000	1,964,000
Payments on revolver	(1,866,000)	(2,490,000)
(Payments) borrowings on swing line of credit, net	(75,429)	310,719
Other	580	264
Net cash used in financing activities	(158,551)	(217,715)
Effect of foreign currency exchange rates on cash	(28,148)	29,298
Net increase in cash and cash equivalents and restricted cash	61,141	530,221
Cash and cash equivalents and restricted cash, beginning of period	3,141,535	2,289,180
Cash and cash equivalents and restricted cash, end of period	$3,202,676	$2,819,401
Supplemental cash flow information
Cash paid for interest	$115,773	$104,650
Cash paid for income taxes	$38,925	$35,442

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2024
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Quarterly Report on Form 10-Q, the terms "our," "we," "us," and the "Company" refers to Corpay, Inc. and its subsidiaries. Effective March 25, 2024, FLEETCOR Technologies, Inc. changed its corporate name to Corpay, Inc. At that time, the Company ceased trading under the ticker symbol "FLT" and began trading under our new ticker symbol, "CPAY," on the New York Stock Exchange ("NYSE") effective March 25, 2024.
The Company prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates.
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of March 31, 2024 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses, which are recorded within Other expense, net in the Unaudited Consolidated Statements of Income, for the three months ended March 31, 2024 and 2023 as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Foreign exchange losses	$3.1	$0.7
The Company recorded foreign currency losses and gains on long-term intra-entity transactions included as a component of Foreign currency translation (losses) gains, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Foreign currency losses (gains) on long-term intra-entity transactions	$12.4	$(4.9)
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

Financial Instruments - Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification (ASC) 326, "Financial Instruments - Credit Losses". The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history, and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. The Company's provision for credit losses is recorded within processing expenses in the Unaudited Consolidated Statements of Income.
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
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue". Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 86% and 87% of total consolidated revenues, net, for the three months ended March 31, 2024 and 2023, respectively. In its cross-border payments business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 7% of total consolidated revenues for the three months ended March 31, 2024 and 2023. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% and 5% of total consolidated revenues, net for the three months ended March 31, 2024 and 2023, respectively. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% and 1% of consolidated revenues, net for the three months ended March 31, 2024 and 2023, respectively.
Disaggregation of Revenues
Revenues, net by segment for the three months ended March 31, 2024 and 2023 was as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended March 31,
	2024	%	2023	%
Vehicle Payments	$494.1	53%	$495.5	55%
Corporate Payments	265.4	28%	226.2	25%
Lodging Payments	111.3	12%	122.3	14%
Other	64.5	7%	57.3	6%
Consolidated revenues, net	$935.3	100%	$901.3	100%

*Columns may not calculate due to rounding.

Revenue by geography for the three months ended March 31, 2024 and 2023 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended March 31,
	2024	%	2023	%
United States	$504.6	54%	$513.6	57%
Brazil	148.4	16%	121.7	14%
United Kingdom	121.4	13%	107.7	12%
Other	160.8	17%	158.2	18%
Consolidated revenues, net	$935.3	100%	$901.3	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $42.4 million and $45.7 million as of March 31, 2024 and December 31, 2023, respectively. We expect to recognize approximately $29.4 million of these amounts in revenues within 12 months and the remaining $13.0 million over the next five years as of March 31, 2024. Revenue recognized in the three months ended March 31, 2024 that was included in the deferred revenue contract liability as of December 31, 2023 was approximately $15.7 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024			December 31, 2023
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$1,881.7	$(1,713.6)	$168.1	$2,499.9	$(2,373.8)	$126.1
Liabilities
Accounts Payable	$1,793.9	$(1,713.6)	$80.3	$2,457.3	$(2,373.8)	$83.5
Reclassifications
Segment disclosures for the prior period have been reclassified to conform with current segment presentation.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Gross domestic accounts receivable	$999,674	$921,206
Gross domestic securitized accounts receivable	1,421,000	1,307,000
Gross foreign receivables	1,561,216	1,420,543
Total gross receivables	3,981,890	3,648,749
Less allowance for credit losses	(184,887)	(180,163)
Net accounts and securitized accounts receivables	$3,797,003	$3,468,586
The Company maintains a $1.7 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility primarily relate to trade receivables resulting primarily from charge card activity and other customer receivables in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers in the form of a legal sale certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding"), a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers in the form of a legal sale, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to unrelated transferees (i.e., multi-seller banks and asset-backed commercial paper conduits). Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits are generally financed with the sale of highly-rated commercial paper.
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
A roll forward of the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Allowance for credit losses beginning of period	$180,163	$149,846
Provision for credit losses	25,342	39,270
Write-offs	(19,532)	(34,128)
Recoveries	3,093	2,444
Impact of foreign currency	(4,179)	3,156
Allowance for credit losses end of period	$184,887	$160,588
The provision for credit losses and write-offs decreased during the three months ended March 31, 2024 versus the comparable prior period primarily due to improved customer loss rates in the Company's U.S. Vehicle Payments business.
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
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Overnight deposits	$252,146	$—	$252,146	$—
Money market	149,686	—	149,686	—
Certificates of deposit	285,313	—	285,313	—
Treasury bills	59,075	—	59,075	—
Interest rate swaps	36,654	—	36,654	—
Cross-currency interest rate swap	7,922	—	7,922	—
Foreign exchange contracts	252,914	—	252,914	—
Total assets	$1,043,710	$—	$1,043,710	$—
Cash collateral for foreign exchange contracts	$36,929
Liabilities:
Interest rate swaps	$16,823	$—	16,823	—
Cross-currency interest rate swap	9,498	—	9,498	—
Foreign exchange contracts	178,895	—	178,895	—
Total liabilities	$205,216	$—	$205,216	$—
Cash collateral obligation for foreign exchange contracts	$155,781

December 31, 2023
Assets:
Overnight deposits	$256,466	$—	$256,466	$—
Money market	376,465	—	376,465	—
Certificates of deposit	266,316	—	266,316	—
Treasury bills	236,505	—	236,505	—
Interest rate swaps	23,485	—	23,485	—
Foreign exchange contracts	320,216	—	320,216	—
Total assets	$1,479,453	$—	$1,479,453	$—
Cash collateral for foreign exchange contracts	$39,219
Liabilities:
Interest rate swaps	$55,796	$—	$55,796	$—
Cross-currency interest rate swap	14,522	—	14,522	—
Foreign exchange contracts	244,745	—	244,745	—
Total liabilities	$315,063	$—	$315,063	$—
Cash collateral obligation for foreign exchange contracts	$180,168

The Company has highly-liquid investments classified as cash equivalents, with original maturities of 90 days or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, overnight deposits, money markets, certificates of deposit and Treasury bills, with purchased maturities ranging from overnight to 90 days or less. The value of overnight deposits is determined based upon the quoted market prices for the treasury securities associated with the deposit. The value of money market instruments is determined based upon the financial institutions' month-end statement, as these instruments are not tradable and must be settled directly by us with the respective financial institution. Certificates of deposit and certain U.S. Treasury bills are valued at cost, plus interest accrued. Given the short-term nature of these instruments, the carrying value approximates fair value. Foreign exchange derivative contracts are carried at fair value, with changes in fair value recognized in the Consolidated Statements of Income. The fair value of the Company's derivatives is derived with reference to a valuation from a derivatives dealer operating in an active market, which approximates the fair value of these instruments. The fair value represents the net settlement if the contracts were terminated as of the reporting date. Cash collateral received for foreign exchange derivatives is recorded within customer deposits liability in our Consolidated Balance Sheets at March 31, 2024 and December 31, 2023. Cash collateral deposited for foreign exchange derivatives is recorded within restricted cash in our Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for March 31, 2024 and December 31, 2023.
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
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $68.3 million and $69.5 million at March 31, 2024 and December 31, 2023, respectively.
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
During the three months ended March 31, 2024, the Company repurchased 1,096,762 shares for an aggregate purchase price of $321.3 million (including repurchases of $32.6 million that have not yet settled in cash and are included in accrued expenses in the Consolidated Balance Sheet at March 31, 2024). Since the beginning of the Program through March 31, 2024, 29,975,624 shares have been repurchased for an aggregate purchase price of $6.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. Subsequent to March 31, 2024 and through the date of this filing, the Company repurchased an additional 1.4 million shares for an aggregate purchase price of $412.4 million.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$6,119	$8,950
Restricted stock	18,860	17,146
Stock-based compensation	$24,979	$26,096
The tax benefits recorded on stock-based compensation and upon the exercises of options were $15.0 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of March 31, 2024 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$52,539	2.35
Restricted stock	76,494	1.05
Total	$129,033
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the three months ended March 31, 2024 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,983	$192.18	3,182	$163.54		$451,039
Granted	138	251.10			$95.87
Exercised	(539)	167.72				$64,000
Forfeited	(14)	223.39
Outstanding at March 31, 2024	4,568	$197.22	2,851	$167.09		$508,550
Expected to vest as of March 31, 2024	866	$234.40
The aggregate intrinsic value of stock options exercisable at March 31, 2024 was $468.4 million. The weighted average remaining contractual term of options exercisable at March 31, 2024 was 2.3 years.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the three months ended March 31, 2024 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	542	$219.63
Granted	233	269.30
Issued	(311)	219.07
Cancelled	(36)	216.33
Outstanding at March 31, 2024	428	$243.72

6. Acquisitions
2024 Acquisitions
In March 2024, the Company acquired 70% of Zapay, a Brazil-based digital consumer mobility solution for paying vehicle-related taxes and compliance fees, for approximately $56.3 million, net of cash. As part of the agreement, the Company has the right to acquire the remainder of Zapay in four years from the acquisition date. The majority investment in Zapay further scales the Company's Vehicle Payments business in Brazil. Results from the Zapay acquisition have been included in the Company's Vehicle Payments segment from the date of the acquisition.
Acquisition accounting is preliminary for the Zapay acquisition as the Company is still completing the valuation for intangible assets, income taxes, working capital, and contingencies. As the Zapay acquisition occurred near the end of the first quarter of 2024, the Company preliminarily allocated the excess of the purchase price of the acquisition over the estimated assets acquired and liabilities assumed to goodwill and intangibles on a provisional basis, based on historical valuation outcomes. Further, the provisional amounts assigned to such intangibles of $18.6 million were preliminarily assigned to the customer relationship intangible asset. The provisional estimated fair value of the noncontrolling interest was based on the price the Company paid for its 70% controlling interest.
The following table summarizes the preliminary acquisition accounting for the Zapay acquisition noted above (in thousands):

Trade and other receivables	$2,542
Prepaid expenses and other current assets	112
Other long term assets	960
Goodwill	77,846
Intangibles	18,624
Accounts payable	(1,486)
Other current liabilities	(7,884)
Other noncurrent liabilities	(6,332)
Total fair value of net assets acquired	$84,382
Less: Noncontrolling interest	(28,057)
Aggregate purchase price	$56,325
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
Acquisition accounting is preliminary for PayByPhone as the Company is still completing the valuation for intangible assets, income taxes, working capital, and contingencies. Acquisition accounting for the other 2023 acquisitions was finalized during the first quarter of 2024 as the measurement period closed. There were no material measurement period adjustments recorded during the three months ended March 31, 2024.

The following table summarizes the acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$6,004
Prepaid expenses and other current assets	46,425
Other long term assets	13,302
Goodwill	383,851
Intangibles	158,689
Accounts payable	(24,842)
Other current liabilities	(129,561)
Other noncurrent liabilities	(18,923)
Aggregate purchase price	$434,945
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	2 to Indefinite	$12,459
Proprietary technology	5 to 7	11,885
Customer relationships	6 to 20	134,345
		$158,689
Results from the Global Reach Group are included in the Company's Corporate Payments segment and the results for Mina Digital Limited, Business Gateway AG and PayByPhone are included in the Company's Vehicle Payments segment.
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2023	Acquisitions[1]	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2024
Goodwill	$5,644,958	$77,846	$1,058	$(50,130)	$5,673,732
1 Reflects the recognition of goodwill assigned to the Vehicle Payments segment related to the Zapay acquisition completed by the Company during the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, other intangibles consisted of the following (in thousands):

		March 31, 2024			December 31, 2023
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.2	$3,038,204	$(1,542,504)	$1,495,700	$3,044,522	$(1,511,173)	$1,533,349
Trade names and trademarks—indefinite lived	N/A	436,204	—	436,204	440,900	—	440,900
Trade names and trademarks—other	2.0	50,684	(16,420)	34,264	51,510	(15,334)	36,176
Software	5.8	297,498	(242,477)	55,021	299,780	(238,819)	60,961
Non-compete agreements	4.2	84,256	(72,339)	11,917	85,111	(70,834)	14,277
Total other intangibles		$3,906,846	$(1,873,740)	$2,033,106	$3,921,823	$(1,836,160)	$2,085,663
N/A = Not Applicable
Changes in foreign exchange rates resulted in $15.4 million decrease to the net carrying values of other intangibles in the three months ended March 31, 2024. Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $55.8 million and $57.7 million, respectively.

8. Debt
The Company is party to a $7.0 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement includes a term loan A, a term loan B, and a revolving credit facility. As noted in footnote 2, the Company is also party to the Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	March 31, 2024	December 31, 2023
Term Loan A note payable, net of discounts	$3,185,375	$2,882,595
Term Loan B note payable, net of discounts	1,836,326	1,840,244
Revolving line of credit facilities	320,014	692,318
Other obligations	1,339	748
Total notes payable, credit agreements, and other obligations	5,343,054	5,415,905
Securitization Facility	1,421,000	1,307,000
Total debt	$6,764,054	$6,722,905
Current portion	$1,901,433	$2,126,749
Long-term portion	4,862,621	4,596,156
Total debt	$6,764,054	$6,722,905
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at March 31, 2024.
The contractual maturities of the Company’s total debt at March 31, 2024 were as follows (in thousands):

Remaining 2024	$439,562
2025	185,250
2026	185,250
2027	2,774,312
2028	1,778,375
Thereafter	—
Total principal payments	5,362,749
Less: debt discounts and issuance costs included in debt	(19,695)
Total debt	$5,343,054
9. Income Taxes
The Company's effective tax rate was 24.7% and 27.1% for the three months ended March 31, 2024 and 2023, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended March 31, 2024, the effective tax rate decreased due to discrete items of $8.5 million mainly attributable to tax benefits arising from stock option exercises and awards vesting.

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three months ended March 31, 2024 and 2023 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income attributable to Corpay	$229,769	$214,835
Denominator for basic earnings per share	71,769	73,521
Dilutive securities	1,776	962
Denominator for diluted earnings per share	73,545	74,483
Basic earnings per share attributable to Corpay	$3.20	$2.92
Diluted earnings per share attributable to Corpay	$3.12	$2.88
Diluted earnings per share attributable to Corpay for the three months ended March 31, 2024 and 2023 excludes the effect of 0.3 million and 2.4 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share attributable to Corpay also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended March 31, 2024 and 2023.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through three reportable segments: Vehicle Payments, Corporate Payments and Lodging Payments. Our Gift and Payroll Card operating segments included within Other. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

The Company’s segment results are as follows for the three month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024[1]	2023[2]
Revenues, net:
Vehicle Payments	$494,061	$495,490
Corporate Payments	265,396	226,172
Lodging Payments	111,295	122,334
Other	64,499	57,337
	$935,251	$901,333
Operating income:
Vehicle Payments	$225,695	$223,480
Corporate Payments	104,711	80,382
Lodging Payments	47,276	54,563
Other	19,656	16,770
	$397,338	$375,195
Depreciation and amortization:
Vehicle Payments	$50,321	$50,350
Corporate Payments	20,803	20,160
Lodging Payments	11,630	11,398
Other	2,006	2,324
	$84,760	$84,232
1Results from Zapay acquired in the first quarter of 2024 are reported in the Vehicle Payments segment from the date of acquisition.
2 Results of the Company's Russian business disposed of in August 2023 are included in the Vehicle Payments segment for all periods prior to disposition.
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
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of Gwinnett County, Georgia. The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects, and making improper sales of stock. The complaint seeks approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices, and disgorgement of incentive pay and stock compensation. On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, against Mr. Clarke and Mr. Dey in Gwinnett County, Georgia. On May 1, 2024, both pending derivative cases were transferred to the Fulton County Metro Atlanta Business Case Division and consolidated as In re Corpay, Inc. Shareholder

Derivative Litigation, CAFN 2023CV383303 (consolidated with CAFN 2023CV381421). The defendants dispute the allegations in the consolidated derivative action and intend to vigorously defend against the claims.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $63.1 billion and $56.6 billion as of March 31, 2024 and December 31, 2023. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$484.4	$410.4	$252.9	$178.9
Less: Cash collateral	36.9	155.8	36.9	155.8
Total net derivative assets and liabilities	$447.5	$254.6	$216.0	$23.1

	December 31, 2023
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$594.9	$519.4	$320.2	$244.7
Less: Cash collateral	39.2	180.2	39.2	180.2
Total net derivative assets and liabilities	$555.7	$339.2	$281.0	$64.5
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. The customer has the right to recall their collateral in the event exposures move in their favor, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2024 and December 31, 2023 (in millions):

		March 31, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$193.4	$254.2
Derivative Assets	Other assets	$59.5	$66.0
Derivative Liabilities	Other current liabilities	$131.4	$190.4
Derivative Liabilities	Other noncurrent liabilities	$47.5	$54.3

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
During January 2023, the Company entered into five receive-variable Secured Overnight Financing Rate ("SOFR"), pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $1.5 billion as shown disaggregated in the table below.
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
As of March 31, 2024, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $12.7 million and $5.1 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the three months ended March 31, 2024 and 2023, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments recorded in operating activities.

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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2024 and December 31, 2023 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		March 31, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$34.3	$23.5
Swap contracts	Other assets	$2.4	$—
Swap contracts	Other current liabilities	$—	$—
Swap contracts	Other noncurrent liabilities	$16.8	$55.8
As of March 31, 2024, the estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $34.3 million.
Net Investment Hedge
In February 2023, the Company entered into a cross-currency interest rate swap that was designated as a net investment hedge of our investments in euro-denominated operations. This contract effectively converted $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro-denominated net investments. This contract also created a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional. The Company terminated this net investment hedge on February 1, 2024, which resulted in net cash payments totaling $3.9 million. The loss on the net investment hedge will remain in accumulated other comprehensive loss and will only be reclassified into earnings if and when the underlying euro-denominated net investment is sold or liquidated.
In February 2024, we entered into four new cross-currency interest rate swaps that are designated as net investment hedges of our investments in euro-denominated operations. These contracts effectively convert an aggregate $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offset the impact of changes in currency rates on our euro-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.55% interest rate savings on the USD notional.
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swap due to changes in the USD/euro spot rate. The Company anticipates perfect effectiveness of the designated hedging relationship and records changes in the fair value of the cross-currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $2.0 million and $1.5 million in interest expense, net for the three months ended March 31, 2024 and 2023, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges will be classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as a net investment hedge, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2024 and December 31, 2023 (in millions).

		March 31, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as a net investment hedge:
Net investment hedge	Prepaid expenses and other current assets	$7.9	$—
Net investment hedge	Other current liabilities	$—	$14.5
Net investment hedge	Other noncurrent liabilities	$9.5	$—

14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	March 31, 2024
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2023	$(1,258,282)	$(30,817)	$(1,289,099)
Other comprehensive (loss) income before reclassifications	(95,870)	72,951	(22,919)
Amounts reclassified from AOCL	—	(12,688)	(12,688)
Tax effect	—	(16,141)	(16,141)
Other comprehensive (loss) income, net of tax	(95,870)	44,122	(51,748)
Balance at March 31, 2024	$(1,354,152)	$13,305	$(1,340,847)
Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the table above, for the three months ended March 31, 2024 consisted of foreign currency translation losses of $0.2 million.

	March 31, 2023
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2022	$(1,518,640)	$8,990	$(1,509,650)
Other comprehensive income (loss) before reclassifications	81,107	(3,640)	77,467
Amounts reclassified from AOCL	—	(5,089)	(5,089)
Tax effect	—	3,256	3,256
Other comprehensive income (loss), net of tax	81,107	(5,473)	75,634
Balance at March 31, 2023	$(1,437,533)	$3,517	$(1,434,016)
15. Subsequent Events
Acquisition
In May 2024, the Company signed definitive agreements to acquire 100% of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $475 million. The acquisition expands Corpay's presence in several vertical markets. The transaction is expected to close in the second quarter of 2024, subject to regulatory approval and customary closing conditions.
Net Investment Hedges
On April 15, 2024, the Company terminated its existing net investment hedge and simultaneously entered into four new cross-currency interest rate swaps designated as net investment hedges of our investments in euro-denominated operations. These contracts effectively convert an aggregate $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offset the impact of changes in currency rates on our euro-denominated net assets. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.85% interest rate savings on the USD notional.
On May 7, 2024, the Company entered into three new cross-currency interest rate swaps designated as net investment hedges of our investments in CAD-denominated operations. These contracts effectively convert an aggregate $500 million of U.S. dollar equivalent to an obligation denominated in CAD, and partially offset the impact of changes in currency rates on our CAD-denominated net assets. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 0.602% interest rate savings on the USD notional.
Further, on May 8, 2024, the Company entered into four new cross-currency interest rate swaps designated as net investment hedges of our investments in GBP-denominated operations. These contracts effectively convert an aggregate $750 million of U.S. dollar equivalent to an obligation denominated in GBP, and partially offset the impact of changes in currency rates on our GBP-denominated net assets. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 0.317% interest rate savings on the USD notional.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.
The following discussion and analysis of our financial condition and results of operations generally discusses the three months ended March 31, 2024 and 2023, with period-over-period comparisons between these periods. A detailed discussion of 2023 items and period-over-period comparisons between the three months ended March 31, 2023 and 2022 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Executive Overview
Effective March 25, 2024, FLEETCOR Technologies, Inc. changed its corporate name to Corpay, Inc. At that time, the Company ceased trading under the ticker symbol "FLT" and began trading under our new ticker symbol, "CPAY," on the New York Stock Exchange ("NYSE") effective March 25, 2024. Corpay is a global corporate payments company that helps businesses and consumers better manage and control their expenses. Corpay's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g., fueling, tolls and parking), lodging expenses (e.g., hotel bookings) and corporate payments (e.g., domestic and international vendors). This results in our customers saving time and ultimately spending less. Since its incorporation in 2000, Corpay's payment and spend management solutions have been delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide businesses with a better way to pay.
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
Corpay’s vision is that every payment is digital, every purchase is controlled, and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, and provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers insights, which managers can use to better run their businesses. Our wide range of modern, digitized solutions generally provides control, reporting, and automation benefits superior to many of the payment methods businesses often use such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
Impact of Geo-Political Events on Our Business
The current military conflicts between Russia and Ukraine, as well as within the Middle East continue to create substantial uncertainty about the global economy in the future. Although the length, impact and outcome of the ongoing military conflicts are highly unpredictable, these conflicts could lead to significant market and other disruptions. We have recently exited the Russia market via the disposition of our Russia business, which closed in the third quarter of 2023 (see "Russia Disposition" section below), and we do not have material operations in Israel or Gaza. We cannot predict how and the extent to which these conflicts will affect our customers, operations or business partners or the demand for our products and our global business.
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

Russia Disposition
We completed the sale of our Russia business on August 15, 2023. The sale included the entirety of our operations in Russia and resulted in a complete exit from the Russia market. Our business in Russia accounted for approximately $24.5 million of our consolidated income before income taxes for the three months ended March 31, 2023. The Russia business was historically reported within our Vehicle Payments segment.
Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three months ended March 31, 2024 and 2023, (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2024	2023
Revenues, net	$935.3	$901.3
Net income attributable to Corpay	$229.8	$214.8
Net income per diluted share attributable to Corpay	$3.12	$2.88

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA and EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin for the three months ended March 31, 2024 and 2023 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2024	2023
Adjusted net income attributable to Corpay	$301.3	$283.1
Adjusted net income per diluted share attributable to Corpay	$4.10	$3.80
EBITDA	$482.4	$460.1
EBITDA margin	51.6%	51.0%

Adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA and EBITDA margin are supplemental non-GAAP financial measures of operating performance. See the heading entitled "Management’s Use of Non-GAAP Financial Measures" for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We use adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA and EBITDA margin to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance and are not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures.
Sources of Revenue
Corpay offers a variety of payment solutions that simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in three geographies, with 83% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as individual consumers.

We manage and report our operating results through three reportable segments: Vehicle Payments, Corporate Payments, and Lodging Payments. The remaining results are included within Other, which includes our Gift and Payroll Card businesses. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net." See “Results of Operations” for additional segment information.
Revenues, net, by Segment. For the three months ended March 31, 2024 and 2023, our segments generated the following revenue (in millions).

	Three Months Ended March 31,
(Unaudited)	2024		2023
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$494.1	53%	$495.5	55%
Corporate Payments	265.4	28%	226.2	25%
Lodging Payments	111.3	12%	122.3	14%
Other	64.5	7%	57.3	6%
Consolidated revenues, net	$935.3	100%	$901.3	100%
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
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-border payments business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Revenues from risk management products and foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market.
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
Revenues, net, by Geography. Revenues, net by geography for the three months ended March 31, 2024 and 2023, were as follows (in millions):

	Three Months Ended March 31,
(Unaudited)	2024		2023
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$504.6	54%	$513.6	57%
Brazil	148.4	16%	121.7	14%
United Kingdom	121.4	13%	107.7	12%
Other	160.8	17%	158.2	18%
Consolidated revenues, net	$935.3	100%	$901.3	100%
*Columns may not calculate due to rounding.

Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended March 31, 2024 and 2023, were as follows (in millions except revenues, net per key performance indicator)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended March 31,				Three Months Ended March 31,
(Unaudited)	2024	2023	Change	% Change	2024	2023	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$494.1	$495.5	$(1.4)	—%	$492.1	$475.0	$17.2	4%
'- Transactions	199.7	148.1	51.6	35%	199.7	186.5	13.2	7%
'- Revenues, net per transaction	$2.47	$3.35	$(0.88)	(26)%	$2.46	$2.55	$(0.08)	(3)%
'- Tag transactions[3]	21.3	19.6	1.7	9%	21.3	19.6	1.7	9%
'- Parking transactions	60.9	—	60.9	100%	60.9	54.3	6.6	12%
'- Fleet transactions	107.9	122.8	(14.9)	(12)%	107.9	106.9	1.0	1%
'- Other transactions	9.6	5.7	3.9	68%	9.6	5.7	3.8	67%
CORPORATE PAYMENTS
'- Revenues, net	$265.4	$226.2	$39.2	17%	$264.3	$226.2	$38.1	17%
'- Spend volume	$36,804	$36,518	$286	1%	$36,804	$36,518	$286	1%
'- Revenue, net per spend $	0.72%	0.62%	0.10%	16%	0.72%	0.62%	0.10%	16%
LODGING PAYMENTS
'- Revenues, net	$111.3	$122.3	$(11.0)	(9)%	$111.2	$122.3	$(11.2)	(9)%
'- Room nights	8.2	9.4	(1.1)	(12)%	8.2	9.4	(1.1)	(12)%
'- Revenues, net per room night	$13.52	$13.07	$0.45	3%	$13.51	$13.07	$0.44	3%
OTHER[1]
'- Revenues, net	$64.5	$57.3	$7.2	12%	$64.3	$57.3	$6.9	12%
'- Transactions	367.3	325.7	41.6	13%	367.3	325.7	41.6	13%
'- Revenues, net per transaction	$0.18	$0.18	$—	—%	$0.17	$0.18	$—	(1)%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$935.3	$901.3	$34.0	4%	$931.8	$880.8	$51.0	6%

[1] Other includes Gift and Payroll Card operating segments.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[3] Represents total tag subscription transactions in the quarter. Average monthly tag subscriptions for 2024 is 7.1 million
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
Organic revenue growth is a supplemental non-GAAP financial measure of operating performance. Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. See the heading entitled "Management’s Use of Non-GAAP Financial Measures" for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We believe that organic revenue growth on a macro-neutral, one-time item, and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of Corpay.

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
•Other expense, net—Our other expense, net includes gains or losses from the following: sales of assets or businesses, foreign currency transactions, extinguishment of debt, and investments. This category also includes other miscellaneous non-operating costs and revenue. Certain of these items may be presented separately on the Consolidated Statements of Income.
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
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, the U.K., and in other locations internationally, including the current conflict between Russia and Ukraine and other geopolitical events in the Middle East, as discussed elsewhere in this Quarterly Report on Form 10-Q. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble (for periods prior to the disposition of our Russian business), relative to the U.S. dollar. Approximately 54% and 57% of our revenue in the three months ended March 31, 2024 and 2023, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign risk management business aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk.
We further manage the impact of economic changes in the value of certain foreign-denominated net assets by utilizing cross currency interest rate swaps. See "Liquidity and capital resources" below for information regarding our cross currency interest rate swaps.
•Fuel price volatility—Our vehicle payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% and 12% of revenues, net were directly impacted by changes in fuel price in the three months ended March 31, 2024 and

2023, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in the three months ended March 31, 2024 and 2023. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 27, 2023, the U.S. Federal Open Market Committee increased the target federal funds rate eleven times for a total rate increase of 5.25%. Additional increases are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of March 31, 2024, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.0 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
See "Liquidity and capital resources" section below for additional information regarding our derivatives.
•Expenses—Over the long term, we expect that our expenses will decrease as a percentage of revenues as our revenues increase, except for expenses related to transaction volume processed. To support our expected revenue growth, we plan to continue to incur additional sales and marketing expense by investing in our direct marketing, third-party agents, internet marketing, telemarketing and field sales force.
•Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates.
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of March 31, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.
Acquisitions, Investments and Dispositions
2024
•In March 2024, we acquired 70% of Zapay, a Brazil-based digital mobility solution for paying vehicle-related taxes and compliance fees, for approximately $56.3 million, net of cash. As part of the agreement, we have the right to acquire the remainder of Zapay in four years. The majority investment in Zapay further scales our Vehicle Payments business in Brazil.
•In May 2024, we signed definitive agreements to acquire 100% of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $475 million. The acquisition expands our presence in several vertical markets. The transaction is expected to close in the second quarter of 2024, subject to regulatory approval and standard closing conditions.

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
•In September 2023, we acquired PayByPhone Technologies, Inc., a global mobile parking payment application, for approximately $301.6 million, net of cash. Results from PaybyPhone are reported in our Vehicle Payments segment.
•In the third quarter of 2023, we disposed of our Russian business for $197.0 million, net of cash disposed and net of a $5.6 million foreign exchange loss upon the conversion of the ruble-denominated proceeds to U.S. dollars. Results from our Russian business were previously included in our Vehicle Payments segment.
Each of the 2023 acquisitions provide incremental geographic expansion of our products, with PayByPhone specifically intended to progress our broader strategy to expand our vehicle payments business into the consumer market.

Results of Operations
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
The following table sets forth selected unaudited consolidated statements of income for the three months ended March 31, 2024 and 2023 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2024	% of Total Revenues, net	Three Months Ended March 31, 2023	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$494.1	52.8%	$495.5	55.0%	$(1.4)	(0.3)%
Corporate Payments	265.4	28.4%	226.2	25.1%	39.2	17.3%
Lodging Payments	111.3	11.9%	122.3	13.6%	(11.0)	(9.0)%
Other	64.5	6.9%	57.3	6.4%	7.2	12.5%
Total revenues, net	935.3	100.0%	901.3	100.0%	33.9	3.8%
Consolidated operating expenses:
Processing	207.4	22.2%	205.0	22.7%	2.4	1.2%
Selling	94.2	10.1%	81.6	9.1%	12.6	15.4%
General and administrative	151.3	16.2%	154.7	17.2%	(3.4)	(2.2)%
Depreciation and amortization	84.8	9.1%	84.2	9.3%	0.5	0.6%
Other operating, net	0.3	—%	0.7	0.1%	(0.4)	NM
Operating income	397.3	42.5%	375.2	41.6%	22.1	5.9%
Investment gain	(0.2)	—%	(0.2)	—%	—	NM
Other expense, net	3.1	0.3%	0.7	0.1%	2.4	NM
Interest expense, net	89.1	9.5%	79.8	8.9%	9.3	11.6%
Provision for income taxes	75.5	8.1%	80.0	8.9%	(4.5)	(5.7)%
Net income	229.8	24.6%	214.8	23.8%	15.0	7.0%
Less: Net income attributable to noncontrolling interest	—	—%	—	—%	—	NM
Net income attributable to Corpay	$229.8	24.6%	$214.8	23.8%	$14.9	7.0%

Operating income by segment:
Vehicle Payments	$225.7		$223.5		$2.2	1.0%
Corporate Payments	104.7		80.4		24.3	30.2%
Lodging Payments	47.3		54.6		(7.3)	(13.4)%
Other	19.7		16.8		2.9	17.3%
Total operating income	$397.3		$375.2		$22.1	5.9%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $935.3 million in the three months ended March 31, 2024, an increase of 3.8% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 6%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 1% from acquisitions completed in 2023 and 2024 and due to the slightly positive impact of the macroeconomic environment but were negatively impacted by approximately $31 million, or 3%, from the disposition of our Russia business in August 2023.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a slightly positive impact on our consolidated revenues for the three months ended March 31, 2024 over the comparable period in 2023, driven primarily by favorable foreign exchange rates of approximately $14 million mostly in our Brazil and U.K. businesses.

These increases were partially offset by lower fuel price spreads and fuel prices of approximately $6 million and $4 million, respectively.
Consolidated operating expenses
Processing. Processing expenses were $207.4 million in the three months ended March 31, 2024, an increase of 1.2% compared to the prior period. Increases in processing expenses were primarily due to approximately $5 million of expenses related to acquisitions completed in 2023 and 2024, higher variable expenses driven by increased transaction volumes, investments to drive future growth and the unfavorable impact of foreign exchange rates of approximately $3 million. The increases were partially offset by lower bad debt of $15 million due to our shift away from micro-SMB (small-medium business) clients in the U.S. and the impact of the disposition of our Russia business of approximately $1 million.
Selling. Selling expenses were $94.2 million in the three months ended March 31, 2024, an increase of 15.4% from the prior period. Increases in selling expenses were primarily due to increased commissions from higher sales volume, approximately $2 million of expenses related to acquisitions completed in 2023 and 2024 and the slightly unfavorable impact of foreign exchange rates. These increases were offset by the impact of the disposition of our Russia business of approximately $2 million.
General and administrative. General and administrative expenses were $151.3 million in the three months ended March 31, 2024, a decrease of 2.2% from the prior period. The decrease in general and administrative expenses was primarily due to lower overhead expense due to disciplined expense management and the impact of the disposition of our Russia business of approximately $3 million. These decreases were partially offset by the impact of acquisitions completed in 2023 and 2024 of approximately $6 million and the slightly unfavorable impact of foreign exchange rates.
Depreciation and amortization. Depreciation and amortization expenses were $84.8 million in the three months ended March 31, 2024, a slight increase of 0.6% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures, acquisitions completed in 2023 and 2024 and the slightly unfavorable impact of foreign exchange rates. These increases were offset by the impact of the disposition of our Russia business.
Consolidated operating income
Consolidated operating income was $397.3 million in the three months ended March 31, 2024, an increase of 5.9% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above, resulting in EBITDA margin expansion of 53 basis points over the prior period.
Other expense, net. Other expense, net was $3.1 million in the three months ended March 31, 2024, which primarily represents the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $89.1 million in the three months ended March 31, 2024, an increase of $9.3 million from the prior period. The increase in net interest expense was primarily due to rising interest rates on our borrowings and lower interest income due to the sale of our Russia business, partially offset by lower debt balances and higher cash balances in certain foreign jurisdictions. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended March 31,
(Unaudited)	2024	2023
Term loan A	6.81%	5.98%
Term loan B	7.19%	6.28%
Revolving line of credit A & B (USD)	6.76%	6.01%
Revolving line of credit B (GBP)	6.60%	5.13%
We have a portfolio of interest rate swaps which are designated as cash flow hedges and four cross-currency interest rate swaps, which are designated as one net investment hedge. During the three months ended March 31, 2024, as a result of these swap contracts and net investment hedge, we recorded a benefit to interest expense of $14.7 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $75.5 million and 24.7%, respectively, for the three months ended March 31, 2024, compared to $80.0 million and 27.1%, respectively, for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended March 31, 2024, the effective tax rate decreased due to discrete items of $8.5 million mainly attributable to tax benefits arising from stock option exercises and awards vesting.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $229.8 million, or 7.0%, from the prior period, during the three months ended March 31, 2024.

Segment Results
Vehicle Payments
Vehicle Payments revenues were $494.1 million in the three months ended March 31, 2024, a decrease of 0.3% from the prior period. The decrease in revenue was primarily driven by the disposition of our Russia business in August 2023, which lowered revenue by approximately $31 million. Excluding the disposition, Vehicle Payments revenues increased primarily due to organic growth of 4% driven by new sales growth in our international markets, as well as the impact of acquisitions, which contributed approximately $11 million in revenue. The macroeconomic environment had a slightly positive impact of approximately $2 million, driven primarily by favorable changes in foreign exchange rates on revenue of $12 million, partially offset by unfavorable fuel price spreads of $6 million, and lower fuel prices of $4 million.
Vehicle Payments operating income was $225.7 million in the three months ended March 31, 2024, an increase of 1.0% compared to the prior period, despite the impact of the disposition of our Russia business, which resulted in lower operating income of approximately $24 million. This negative impact was more than offset by organic growth described above as well as lower bad debt of approximately $15 million, as we shifted away from micro-SMB clients and to higher credit quality customers in the U.S. in 2023.
Corporate Payments
Corporate Payments revenues were $265.4 million in the three months ended March 31, 2024, an increase of 17.3%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 17%, driven by strong new sales in our AP and cross-border solutions and a slight increase in spend volume.
Corporate Payments operating income was $104.7 million in the three months ended March 31, 2024, an increase of 30.2% from the prior period. Corporate Payments operating income and margin increased primarily due to revenue growth, operating leverage and integration synergies, as revenues grew faster than expenses, partially offset by higher selling expenses driven by growth of the business.
Lodging Payments
Lodging Payments revenues were $111.3 million in the three months ended March 31, 2024, a decrease of 9.0% from the prior period. In 2023, Lodging Payments benefited from high weather-driven distressed passenger volume and insurance claims. Lodging Payments also continued to see softness in the base particularly related to smaller, field services companies that are deploying fewer workers as a result of the uncertain macro environment, which provided a tough comparable.
Lodging Payments operating income was $47.3 million in the three months ended March 31, 2024, a decrease of 13.4% from the prior period. Lodging Payments operating income and margin declined due to the reasons discussed above.
Other
Other revenues were $64.5 million in the three months ended March 31, 2024, an increase of 12.5% from the prior period, primarily due to organic revenue growth of 12%, driven by the timing of gift card sales and increased transaction volume over the prior period.
Other operating income was $19.7 million in the three months ended March 31, 2024, an increase of 17% from the prior period, with the increase primarily due to revenue growth and our operating leverage, as revenues grew faster than expenses.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for at least the next 12 months and into the foreseeable future, based on our current assumptions. At March 31, 2024, we had approximately $2.8 billion in total liquidity, consisting of approximately $1.5 billion available under our Credit Facility and unrestricted cash of $1.3 billion, a portion of which is required for working capital purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and receivables related to our Lodging Payments business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2024, we had no additional liquidity under our Securitization Facility.

We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the three month periods ended March 31, 2024 and 2023 (in millions).

	Three Months Ended March 31,
(Unaudited)	2024	2023
Net cash provided by operating activities	$350.2	$877.7
Net cash used in investing activities	$(102.3)	$(159.0)
Net cash used in financing activities	$(158.6)	$(217.7)
Operating activities. Net cash provided by operating activities was $350.2 million in the three months ended March 31, 2024, compared to $877.7 million in the comparable prior period. The decrease in operating cash flows was primarily driven by an increase in restricted cash during 2023.
Investing activities. Net cash used in investing activities was $102.3 million in the three months ended March 31, 2024 compared to $159.0 million in the comparable prior period. The reduction in cash used for investing activities was primarily due to less spending on acquisitions completed in 2024 as compared to 2023. Our capital expenditures were $41.2 million in the three months ended March 31, 2024, an increase of $4.5 million, or 12%, from $36.7 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash used in financing activities was $158.6 million in the three months ended March 31, 2024, compared to $217.7 million in the comparable prior period. The decrease in net cash used by financing activities was primarily due to i) net borrowings on our credit facility and securitization facility of $42.0 million during the three months ended March 31, 2024 as compared to net repayments of $241.8 million during the comparable period in 2023 and (ii) an increase in proceeds from the issuance of common stock of $57.4 million, partially offset by an increase in repurchases of common stock of $279.2 million in the three months ended March 31, 2024 over the comparable period in 2023.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $7.0 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.775 billion, a term loan A facility in the amount of $3.325 billion and a term loan B facility in the amount of $1.9 billion. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.275 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in term loan A, term loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the term loan A and revolving credit facilities A and B is June 24, 2027. The term loan B has a maturity date of April 30, 2028.
At March 31, 2024, the interest rate on the term loan A was 6.80%, the interest rate on the term loan B was 7.18%, the interest rate on the revolving A and B facilities (USD borrowings) was 6.80%, and the interest rate on the revolving B facility (GBP borrowings) was 6.60%. The unused credit facility fee was 0.25% at March 31, 2024.
At March 31, 2024, we had $3.2 billion in borrowings outstanding on the term loan A, net of discounts and debt issuance costs, and $1.8 billion in borrowings outstanding on the term loan B, net of discounts and debt issuance costs. We have unamortized debt issuance costs of $4.5 million related to the revolving facilities as of March 31, 2024 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $19.7 million related to our term loans at March 31, 2024 recorded in notes payable and other obligations, net of current potion within the Unaudited Consolidated Balance Sheets.
During the three months ended March 31, 2024, we made principal payments of $25.5 million on the term loans and net repayments of $371.4 million on the revolving facilities.
As of March 31, 2024, we were in compliance with each of the covenants under the Credit Agreement.

Securitization Facility
We are party to a $1.7 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization Facility"). The Securitization Facility matures on August 18, 2025. At March 31, 2024, the interest rate on the Securitization Facility was 6.36%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of March 31, 2024.
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
During 2023, we entered into two unsecured overdraft facilities with a combined capacity of $105.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus 1% or (b) SOFR plus 1.25%. As of March 31, 2024, we had no borrowings outstanding under the uncommitted credit facilities.
During 2023, we also entered into a 364-day committed revolving credit facility with a total commitment of $40.0 million. This committed facility matures on October 10, 2024. Borrowings under the new facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of March 31, 2024, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
On January 22, 2019, we entered into three LIBOR-based swap contracts. One contract (which matured in January 2022) had a notional value of $1.0 billion, while the two remaining contracts (which matured in January and December 2023, respectively) each had a notional value of $500 million. The objective of these swap contracts was to reduce the variability of cash flows in the previously unhedged interest payments associated with $2.0 billion of variable rate debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. These swap contracts qualify as hedging instruments and have been designated as cash flow hedges. On May 4, 2023, we amended the remaining LIBOR-based swap. The amendment replaced LIBOR on the swap with one-month term SOFR resulting in a pay-fixed monthly rate of 2.50%, without further changes to the terms of the swap.
During January 2023, we entered into five receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $1.5 billion as shown disaggregated in the table below.
In August 2023, we entered into eight additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $2.0 billion, as shown disaggregated in the table below. Further, in December 2023, we entered into five additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $500 million as shown disaggregated in the table below.

As of March 31, 2024, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
Our cash flow hedges resulted in a $12.7 million reduction in interest expense, net during the three months ended March 31, 2024.
Net Investment Hedge
In February 2023, we entered into a cross-currency interest rate swap that we designated as a net investment hedge of our investments in euro-denominated operations. This contract effectively converts $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offsets the impact of changes in currency rates on our euro-denominated net investments. This contract also created a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.96% interest rate savings on the USD notional. We terminated this net investment hedge on February 1, 2024, which resulted in net cash payments totaling $3.9 million. The loss on the net investment hedge will remain in accumulated other comprehensive loss and will only be reclassified into earnings if and when the underlying euro-denominated net investment is sold or liquidated.
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
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swap due to changes in the USD/euro spot rate. We anticipate perfect effectiveness of the designated hedging relationship and record changes in the fair value of the cross-currency interest rate swap associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $2.0 million in interest expense, net for the three months ended March 31, 2024 related to these excluded components.

On April 15, 2024, the Company terminated its existing net investment hedge and simultaneously entered into four new cross-currency interest rate swaps designated as net investment hedges of our investments in euro-denominated operations. These contracts effectively convert an aggregate $500 million of U.S. dollar equivalent to an obligation denominated in euro, and partially offset the impact of changes in currency rates on our euro-denominated net assets. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 1.85% interest rate savings on the USD notional.
On May 7, 2024, the Company entered into three new cross-currency interest rate swaps designated as net investment hedges of our investments in CAD-denominated operations. These contracts effectively convert an aggregate $500 million of U.S. dollar equivalent to an obligation denominated in CAD, and partially offset the impact of changes in currency rates on our CAD-denominated net assets. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 0.602% interest rate savings on the USD notional.
Further, on May 8, 2024, the Company entered into four new cross-currency interest rate swaps designated as net investment hedges of our investments in GBP-denominated operations. These contracts effectively convert an aggregate $750 million of U.S. dollar equivalent to an obligation denominated in GBP, and partially offset the impact of changes in currency rates on our GBP-denominated net assets. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a 0.317% interest rate savings on the USD notional.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. Since the beginning of the Program through March 31, 2024, 29,975,624 shares have been repurchased for an aggregate purchase price of $6.9 billion, leaving us up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of our common stock. Subsequent to March 31, 2024 and through the date of this filing, we repurchased an additional 1.4 million shares for an aggregate purchase price of $412.4 million.
Under the Program, any stock repurchases may be made at times and in such amounts as deemed appropriate by management. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements, and any additional constraints related to material inside information we may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2024, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2023. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Organic Revenues, net by KPI. Organic revenue growth is calculated as revenue in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. We define the pro forma and macro adjusted revenue as revenue, net as reflected in our statement of income, adjusted to eliminate the impact of the macroeconomic environment and the impact of acquisitions and dispositions. The macroeconomic environment impact includes the impact that market fuel price spreads, fuel prices and foreign exchange rates have on our business. We use pro forma and macro adjusted revenue and transactions to evaluate the organic growth in our revenue and the associated transactions. We believe that organic revenue growth is useful to investors for understanding the performance of Corpay.

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by segment, used to calculate organic revenue growth, to the most directly comparable GAAP measure, revenue, net and key performance metric (in millions):*

	Revenues, net		Key Performance Metric
	Three Months Ended March 31,		Three Months Ended March 31,
(Unaudited)	2024	2023	2024	2023
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$492.1	$475.0	199.7	186.5
Impact of acquisitions/dispositions	—	20.5	—	(38.4)
Impact of fuel prices/spread	(10.1)	—	—	—
Impact of foreign exchange rates	12.0	—	—	—
As reported	$494.1	$495.5	199.7	148.1
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$264.3	$226.2	$36,804	$36,518
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1.1	—	—	—
As reported	$265.4	$226.2	$36,804	$36,518
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$111.2	$122.3	8.2	9.4
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.1	—	—	—
As reported	$111.3	$122.3	8.2	9.4
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$64.3	$57.3	367.3	325.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.2	—	—	—
As reported	$64.5	$57.3	367.3	325.7

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$931.8	$880.8	Intentionally Left Blank
Impact of acquisitions/dispositions	—	20.5
Impact of fuel prices/spread[2]	(10.1)	—
Impact of foreign exchange rates[2]	13.5	—
As reported	$935.3	$901.3

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect an estimated $4 million and $6 million negative impact from fuel prices and fuel price spreads, respectively, as well as the positive impact of movements in foreign exchange rates of approximately $14 million.

Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay. We have defined the non-GAAP measure adjusted net income attributable to Corpay as net income attributable to Corpay as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, and amortization of the premium recognized on the purchase of receivables, (c) integration and deal related costs, and (d) other non-recurring items, including the impact of certain discrete tax items, the impact of business dispositions, impairment charges, asset write-offs, restructuring and related costs, loss on extinguishment of debt, and legal settlements and regulatory-related legal fees. We adjust net income for the tax effect of adjustments using our effective income tax rate, exclusive of certain discrete tax items. We calculate adjusted net income and adjusted net income per diluted share to eliminate the effect of items that we do not consider indicative of our core operating performance.
We have defined the non-GAAP measure adjusted net income per diluted share attributable to Corpay as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, certain discrete tax items, gains on business disposition, impairment charges, asset write-offs, restructuring and related costs, losses on extinguishment of debt, and legal settlements and regulatory-related legal fees do not necessarily reflect how our business is performing. We adjust net income for the tax effect of each of these adjustments using our effective income tax rate during the period, exclusive of certain discrete tax items.
Management uses adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, organic revenue growth and EBITDA:
•as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis;
•for planning purposes, including the preparation of our internal annual operating budget;
•to allocate resources to enhance the financial performance of our business; and
•to evaluate the performance and effectiveness of our operational strategies.
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2024	2023
Net income attributable to Corpay	$229,769	$214,835
Net income per diluted share attributable to Corpay	$3.12	$2.88
Stock-based compensation	24,979	26,096
Amortization[1]	57,858	60,039
Integration and deal related costs	4,235	5,885
Restructuring and related costs[2]	4,382	619
Other[2,3]	3,612	1,023
Total pre-tax adjustments	95,066	93,662
Income taxes[4]	(23,515)	(25,416)
Adjusted net income attributable to Corpay	$301,320	$283,081
Adjusted net income per diluted share attributable to Corpay	$4.10	$3.80
Diluted shares	73,545	74,483

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Certain prior period amounts have been reclassified to conform with current period presentation.
[3] Includes losses and gains on foreign currency transactions, legal expenses, and removes the amortization attributable to the Company's noncontrolling interest.
[4] Represents provision for income taxes of pre-tax adjustments
*Columns may not calculate due to rounding.

EBITDA and EBITDA margin. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense, net, depreciation and amortization, investment gain and other operating, net.

The following table reconciles EBITDA and EBITDA margin to net income (in millions)*:

	Three Months Ended March 31,
(Unaudited)	2024	2023
Net income from operations	$229.8	$214.8
Provision for income taxes	75.5	80.0
Interest expense, net	89.1	79.8
Other expense, net	3.1	0.7
Investment gain	(0.2)	(0.2)
Depreciation and amortization	84.8	84.2
Other operating, net	0.3	0.7
EBITDA	$482.4	$460.1

Revenues, net	$935.3	$901.3
EBITDA margin	51.6%	51.0%
* Columns may not calculate due to rounding.

Special Cautionary Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about Corpay’s beliefs, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," "may," "will," "would," "could" or "should," the negative of these terms or other comparable terminology.
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024, many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement.
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
•the impact of regulations and related requirements relating to privacy, information security and data protection; derivative contracts and hedging activities; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering (AML) and anti-terrorism financing laws;
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

•our restatement of prior quarterly financial statements discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries; and
•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the Securities and Exchange Commission (SEC) under the Exchange Act and Securities Act. See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024.
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
You may get Corpay’s SEC filings for free by visiting the SEC web site at www.sec.gov.
This report includes non-GAAP financial measures, which are used by Corpay and investors as supplemental measures to evaluate the overall operating performance of companies in our industry. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. See "Management’s Use of Non-GAAP Financial Measures" elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these GAAP financial measures and a reconciliation to the nearest corresponding GAAP measure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2024, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are not designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified the following material weaknesses in internal controls:
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
(2) A material weakness resulting from ineffective controls over the application of U.S. GAAP guidance related to the balance sheet recognition of customer funds held for the benefit of others, which resulted in the restatement of previously issued 2023 interim consolidated financial statements as further discussed within our Annual Report on Form 10-K.
As a result of the material weaknesses, identified, the Company has begun updating its internal control over financial reporting as discussed in its remediation plan updated below.
Remediation Update
(1) Our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the ITGC material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing the information technology compliance oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of internal controls, with a focus on those related to user access over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance the information evidencing the performance of ITGCs; (iv) developing enhanced integration functionality and controls related to the ongoing implementation of user access information technology system; (v) enhancing the information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

(2) Management has developed enhanced monitoring and oversight controls in the application of U.S. GAAP guidance pertaining to customer funds held for the benefit of others. We believe that these actions have remediated the material weakness, but the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time to enable testing of the operating effectiveness of the controls. We expect that the remediation of this material weakness will be completed by the end of 2024.
Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of Gwinnett County, Georgia. The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects, and making improper sales of stock. The complaint seeks approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices, and disgorgement of incentive pay and stock compensation. On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, against Mr. Clarke and Mr. Dey in Gwinnett County, Georgia. On May 1, 2024, both pending derivative cases were transferred to the Fulton County Metro Atlanta Business Case Division and consolidated as In re Corpay, Inc. Shareholder Derivative Litigation, CAFN 2023CV383303 (consolidated with CAFN 2023CV381421). The defendants dispute the allegations in the consolidated derivative action and intend to vigorously defend against the claims.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed under the caption "Item 1A. Risk factors" to our annual report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Securities
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. Since the beginning of the Program through March 31, 2024, 29,975,624 shares have been repurchased for an aggregate purchase price of $6.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases in shares of its common stock.
The following table presents information as of March 31, 2024, with respect to purchases of common stock of the Company made during the three months ended March 31, 2024 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2024 through January 31, 2024	17,054	$288.95	—
February 1, 2024 through February 29, 2024	18,803	$272.53	—
March 1, 2024 through March 31, 2024	1,060,905	$293.37	948,985	$1,237,560

[1] During the quarter ended March 31, 2024, pursuant to our Stock Incentive Plan, we withheld 147,777 shares, at an average price per share of $285.96, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

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

Item 6. Exhibits

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc., now known as Corpay, Inc., conformed to reflect amendments through June 9, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 10-K, File No. 001-35004, filed with the SEC on February 28, 2023)

3.2
Certificate of Ownership and Merger Merging CPAY Merger Sub, Inc. into FLEETCOR Technologies, Inc. effective on March 24, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

3.3
Corpay, Inc. Amended and Restated Bylaws, effective as of March 24, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

10.1
Fourteenth Amendment to the Credit Agreement, dated as of January 31, 2024 among FLEETCOR Technologies Operating Company, LLC, as the Company, Corpay, Inc, as the Parent, Cambridge Mercantile Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto (incorporated by reference to Exhibit 10.64 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29, 2024)

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

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 9, 2024.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Tom Panther	Chief Financial Officer (Principal Financial Officer)
Tom Panther