Form 10-Q
period 2024-06-30
CORPAY, INC.
filed 2024-08-09
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
Common Stock, $0.001 par value	69,432,952

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three and Six Months Ended June 30, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,357,567	$1,389,648
Restricted cash	2,189,729	1,751,887
Accounts and other receivables (less allowance for credit losses of $139,338 at June 30, 2024 and $180,163 at December 31, 2023)	2,412,011	2,161,586
Securitized accounts receivable—restricted for securitization investors	1,409,000	1,307,000
Assets held for sale	78,592	—
Prepaid expenses and other current assets	528,798	474,144
Total current assets	7,975,697	7,084,265
Property and equipment, net	357,759	343,154
Goodwill	5,545,966	5,644,958
Other intangibles, net	1,956,855	2,085,663
Investments	64,039	69,521
Other assets	296,219	248,691
Total assets	$16,196,535	$15,476,252
Liabilities and equity
Current liabilities:
Accounts payable	$1,902,909	$1,624,995
Accrued expenses	367,753	356,118
Customer deposits	2,763,554	2,397,279
Securitization facility	1,409,000	1,307,000
Current portion of notes payable and lines of credit	1,106,744	819,749
Liabilities held for sale	9,504	—
Other current liabilities	283,083	320,612
Total current liabilities	7,842,547	6,825,753
Notes payable and other obligations, less current portion	4,817,634	4,596,156
Deferred income taxes	445,207	470,232
Other noncurrent liabilities	315,554	301,752
Total noncurrent liabilities	5,578,395	5,368,140
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 129,703,817 shares issued and 69,408,935 shares outstanding at June 30, 2024; and 128,759,639 shares issued and 71,715,804 shares outstanding at December 31, 2023	130	129
Additional paid-in capital	3,418,512	3,266,185
Retained earnings	8,674,053	8,192,659
Accumulated other comprehensive loss	(1,498,985)	(1,289,099)
Less treasury stock, 60,294,882 shares at June 30, 2024 and 57,043,835 shares at December 31, 2023	(7,843,005)	(6,887,515)
Total Corpay stockholders’ equity	2,750,705	3,282,359
Noncontrolling interest	24,888	—
Total equity	2,775,593	3,282,359
Total liabilities and equity	$16,196,535	$15,476,252

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$975,710	$948,174	$1,910,961	$1,849,507
Expenses:
Processing	209,199	205,265	416,610	410,232
Selling	95,044	86,412	189,232	168,004
General and administrative	153,777	159,356	305,039	314,040
Depreciation and amortization	84,342	83,676	169,102	167,908
Other operating, net	9	815	301	1,478
Operating income	433,339	412,650	830,677	787,845
Other expenses:
Investment (gain) loss	(36)	18	(203)	(172)
Other expense (income), net	4,496	(2,424)	7,623	(1,678)
Interest expense, net	94,677	88,486	183,765	168,281
Total other expense	99,137	86,080	191,185	166,431
Income before income taxes	334,202	326,570	639,492	621,414
Provision for income taxes	82,539	86,868	158,026	166,877
Net income	251,663	239,702	481,466	454,537
Less: Net income attributable to noncontrolling interest	38	—	72	—
Net income attributable to Corpay	$251,625	$239,702	$481,394	$454,537
Earnings per share:
Basic earnings per share attributable to Corpay	$3.59	$3.24	$6.79	$6.17
Diluted earnings per share attributable to Corpay	$3.52	$3.20	$6.64	$6.08
Weighted average shares outstanding:
Basic shares	70,107	73,887	70,934	73,705
Diluted shares	71,497	75,001	72,516	74,763

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$251,663	$239,702	$481,466	$454,537
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(161,834)	59,549	(257,946)	140,656
Net change in derivative contracts, net of tax	697	17,204	44,819	11,731
Total other comprehensive (loss) income, net of tax	(161,137)	76,753	(213,127)	152,387
Total comprehensive income	90,526	316,455	268,339	606,924
Comprehensive loss attributable to noncontrolling interest	2,961	—	3,169	—
Comprehensive income attributable to Corpay	$93,487	$316,455	$271,508	$606,924
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$129	$3,266,185	$8,192,659	$(1,289,099)	$(6,887,515)	$3,282,359	$—	$3,282,359
Net income	—	—	229,769	—	—	229,769	34	229,803
Other comprehensive loss, net of tax	—	—	—	(51,748)	—	(51,748)	(242)	(51,990)
Acquisition of noncontrolling interest	—	—	—	—	—	—	28,057	28,057
Acquisition of common stock	—	—	—	—	(321,776)	(321,776)	—	(321,776)
Stock-based compensation	—	24,979	—	—	—	24,979	—	24,979
Issuance of common stock	1	90,837	—	—	—	90,838	—	90,838
Balance at March 31, 2024	130	3,382,001	8,422,428	(1,340,847)	(7,209,291)	3,254,421	27,849	3,282,270
Net income	—	—	251,625	—	—	251,625	38	251,663
Other comprehensive loss, net of tax	—	—	—	(158,138)	—	(158,138)	(2,999)	(161,137)
Acquisition of common stock	—	—	—	—	(633,714)	(633,714)	—	(633,714)
Stock-based compensation	—	27,108	—	—	—	27,108	—	27,108
Issuance of common stock	—	9,403	—	—	—	9,403	—	9,403
Balance at June 30, 2024	$130	$3,418,512	$8,674,053	$(1,498,985)	$(7,843,005)	$2,750,705	$24,888	$2,775,593

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493	$—	$2,541,493
Net income	—	—	214,835	—	—	214,835	—	214,835
Other comprehensive income, net of tax	—	—	—	75,634	—	75,634	—	75,634
Acquisition of common stock	—	—	—	—	(9,597)	(9,597)	—	(9,597)
Stock-based compensation	—	26,096	—	—	—	26,096	—	26,096
Issuance of common stock	—	33,399	—	—	—	33,399	—	33,399
Balance at March 31, 2023	128	3,109,065	7,425,604	(1,434,016)	(6,218,921)	2,881,860	—	2,881,860
Net income	—	—	239,702	—	—	239,702	—	239,702
Other comprehensive income, net of tax	—	—	—	76,753	—	76,753	—	76,753
Acquisition of common stock	—	—	—	—	(2,376)	(2,376)	—	(2,376)
Stock-based compensation	—	34,748	—	—	—	34,748	—	34,748
Issuance of common stock	—	32,749	—	—	—	32,749	—	32,749
Balance at June 30, 2023	$128	$3,176,562	$7,665,306	$(1,357,263)	$(6,221,297)	$3,263,436	$—	$3,263,436

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$481,466	$454,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,443	53,739
Stock-based compensation	52,087	60,844
Provision for credit losses on accounts and other receivables	53,485	74,418
Amortization of deferred financing costs and discounts	4,080	3,574
Amortization of intangible assets and premium on receivables	110,659	114,169
Deferred income taxes	(9,675)	(11,799)
Investment gain	(203)	(172)
Other non-cash operating expense, net	301	1,478
Changes in operating assets and liabilities (net of acquisitions):
Accounts and other receivables	(497,284)	(355,722)
Prepaid expenses and other current assets	(76,983)	78,035
Derivative assets and liabilities, net	5,224	(14,611)
Other assets	(18,313)	29,397
Accounts payable, accrued expenses and customer deposits	727,818	611,073
Net cash provided by operating activities	891,105	1,098,960
Investing activities
Acquisitions, net of cash acquired	(59,871)	(126,694)
Purchases of property and equipment	(85,289)	(78,922)
Other	(1,453)	4,401
Net cash used in investing activities	(146,613)	(201,215)
Financing activities
Proceeds from issuance of common stock	100,241	66,148
Repurchase of common stock	(947,074)	(11,973)
Borrowings (payments) on securitization facility, net	102,000	(39,000)
Deferred financing costs	(3,176)	—
Proceeds from notes payable	325,000	—
Principal payments on notes payable	(51,063)	(47,000)
Borrowings from revolver	4,153,000	4,351,000
Payments on revolver	(3,811,000)	(4,817,000)
(Payments) borrowings on swing line of credit, net	(109,247)	255,750
Other	2,081	264
Net cash used in financing activities	(239,238)	(241,811)
Effect of foreign currency exchange rates on cash	(99,493)	38,401
Net increase in cash and cash equivalents and restricted cash	405,761	694,335
Cash and cash equivalents and restricted cash, beginning of period	3,141,535	2,289,180
Cash and cash equivalents and restricted cash, end of period	$3,547,296	$2,983,515
Supplemental cash flow information
Cash paid for interest	$237,912	$215,850
Cash paid for income taxes	$185,333	$238,769

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2024
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Quarterly Report on Form 10-Q, the terms "our," "we," "us," and the "Company" refers to Corpay, Inc. and its subsidiaries. Effective March 25, 2024, FLEETCOR Technologies, Inc. ("FLEETCOR") changed its corporate name to Corpay, Inc. At that time, the Company ceased trading under the ticker symbol "FLT" and began trading under our new ticker symbol, "CPAY," on the New York Stock Exchange ("NYSE") effective March 25, 2024.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of June 30, 2024 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses (gains), which are recorded within Other expense (income), net in the Unaudited Consolidated Statements of Income, for the three and six months ended June 30, 2024 and 2023 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange losses (gains)	$3.9	$(0.9)	$7.0	$(0.2)
The Company recorded foreign currency losses and gains on long-term intra-entity transactions included as a component of foreign currency translation (losses) gains, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency losses (gains) on long-term intra-entity transactions	$68.4	$(7.4)	$80.8	$(12.3)
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
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue". Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 85% and 86% of total consolidated revenues, net, for the six months ended June 30, 2024 and 2023, respectively. In its cross-border payments business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 8% and 7% of total consolidated revenues for the six months ended June 30, 2024 and 2023, respectively. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% and 6% of total consolidated revenues, net for the six months ended June 30, 2024 and 2023, respectively. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% and 1% of consolidated revenues, net for the six months ended June 30, 2024 and 2023, respectively.
Disaggregation of Revenues
Revenues, net by segment for the three and six months ended June 30, 2024 and 2023 was as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended June 30,				Six Months Ended June 30,
	2024	%	2023	%	2024	%	2023	%
Vehicle Payments	$510.3	52%	$509.6	54%	$1,004.3	53%	$1,005.1	54%
Corporate Payments	288.5	30%	246.0	26%	553.9	29%	472.2	26%
Lodging Payments	122.4	13%	136.6	14%	233.7	12%	258.9	14%
Other	54.6	6%	56.0	6%	119.1	6%	113.3	6%
Consolidated revenues, net	$975.7	100%	$948.2	100%	$1,911.0	100%	$1,849.5	100%

*Columns may not calculate due to rounding.
Revenue by geography for the three and six months ended June 30, 2024 and 2023 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2024	%	2023	%	2024	%	2023	%
United States	$528.5	54%	$534.7	56%	$1,033.2	54%	$1,048.4	57%
Brazil	149.1	15%	126.1	13%	297.5	16%	247.8	13%
United Kingdom	124.5	13%	111.2	12%	245.8	13%	218.9	12%
Other	173.6	18%	176.2	19%	334.4	17%	334.4	18%
Consolidated revenues, net	$975.7	100%	$948.2	100%	$1,911.0	100%	$1,849.5	100%

*Columns may not calculate due to rounding.

Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $41.8 million and $45.7 million as of June 30, 2024 and December 31, 2023, respectively. We expect to recognize approximately $29.9 million of these amounts in revenues within 12 months and the remaining $11.9 million over the next five years as of June 30, 2024. Revenue recognized in the six months ended June 30, 2024 that was included in the deferred revenue contract liability as of December 31, 2023 was approximately $22.2 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments in its cross-border payments business. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the customer level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024			December 31, 2023
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,089.2	$(2,885.8)	$203.4	$2,499.9	$(2,373.8)	$126.1
Liabilities
Accounts Payable	$2,969.0	$(2,885.8)	$83.2	$2,457.3	$(2,373.8)	$83.5
Reclassifications
Segment disclosures for the prior period have been reclassified to conform with current segment presentation.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The ASU enhances disclosures about significant reportable segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact this guidance will have on the disclosures within our consolidated financial statements.
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

2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Gross domestic accounts receivable	$1,118,540	$921,206
Gross domestic securitized accounts receivable	1,409,000	1,307,000
Gross foreign receivables	1,432,809	1,420,543
Total gross receivables	3,960,349	3,648,749
Less allowance for credit losses	(139,338)	(180,163)
Net accounts and securitized accounts receivables	$3,821,011	$3,468,586
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
A roll forward of the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	2024	2023
Allowance for credit losses beginning of period	$180,163	$149,846
Provision for credit losses	53,485	74,418
Write-offs	(85,262)	(65,167)
Recoveries	6,470	5,943
Impact of foreign currency	(15,518)	7,040
Allowance for credit losses end of period	$139,338	$172,080
The provision for credit losses decreased during the six months ended June 30, 2024 versus the comparable prior period primarily due to improved customer loss rates in the Company's U.S. Vehicle Payments business. Write-offs include fully reserved receivables against the allowance.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Overnight deposits	$173,613	$—	$173,613	$—
Money market	154,957	—	154,957	—
Certificates of deposit	322,601	—	322,601	—
Treasury bills	372,437	—	372,437	—
Interest rate swaps	37,545	—	37,545	—
Cross-currency interest rate swaps	14,922	—	14,922	—
Foreign exchange contracts	321,883	—	321,883	—
Total assets	$1,397,958	$—	$1,397,958	$—
Cash collateral for foreign exchange contracts	$33,366
Liabilities:
Interest rate swaps	$10,377	$—	10,377	—
Cross-currency interest rate swaps	27,391	—	27,391	—
Foreign exchange contracts	251,636	—	251,636	—
Total liabilities	$289,404	$—	$289,404	$—
Cash collateral obligation for foreign exchange contracts	$295,484

December 31, 2023
Assets:
Overnight deposits	$256,466	$—	$256,466	$—
Money market	376,465	—	376,465	—
Certificates of deposit	266,316	—	266,316	—
Treasury bills	236,505	—	236,505	—
Interest rate swaps	23,485	—	23,485	—
Foreign exchange contracts	320,216	—	320,216	—
Total assets	$1,479,453	$—	$1,479,453	$—
Cash collateral for foreign exchange contracts	$39,219
Liabilities:
Interest rate swaps	$55,796	$—	$55,796	$—
Cross-currency interest rate swap	14,522	—	14,522	—
Foreign exchange contracts	244,745	—	244,745	—
Total liabilities	$315,063	$—	$315,063	$—
Cash collateral obligation for foreign exchange contracts	$180,168
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for June 30, 2024 and December 31, 2023.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $64.0 million and $69.5 million at June 30, 2024 and December 31, 2023, respectively.
4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion.

During the six months ended June 30, 2024, the Company repurchased 3,251,047 shares for an aggregate purchase price of $949.1 million. Since the beginning of the Program through June 30, 2024, 32,129,909 shares have been repurchased for an aggregate purchase price of $7.5 billion, leaving the Company up to $0.6 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$5,123	$4,611	$11,242	$13,561
Restricted stock	21,985	30,137	40,845	47,283
Stock-based compensation	$27,108	$34,748	$52,087	$60,844
The tax benefits recorded on stock-based compensation and upon the exercises of options were $18.4 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of June 30, 2024 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$44,454	2.24
Restricted stock	79,240	1.04
Total	$123,694
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the six months ended June 30, 2024 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,983	$192.18	3,182	$163.54		$451,039
Granted	142	273.01			$95.98
Exercised	(579)	172.50				$65,377
Forfeited	(55)	226.62
Outstanding at June 30, 2024	4,491	$196.82	2,862	$167.07		$314,694
Expected to vest as of June 30, 2024	780	$235.77
The aggregate intrinsic value of stock options exercisable at June 30, 2024 was $285.3 million. The weighted average remaining contractual term of options exercisable at June 30, 2024 was 2.9 years.

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the six months ended June 30, 2024 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	542	$219.61
Granted	347	276.44
Issued	(365)	225.19
Cancelled	(47)	227.06
Outstanding at June 30, 2024	477	$255.95
6. Acquisitions
2024 Acquisitions
In March 2024, the Company acquired 70% of Zapay, a Brazil-based digital consumer mobility solution for paying vehicle-related taxes and compliance fees, for approximately $59.5 million, net of cash. As part of the agreement, the Company has the right to acquire the remainder of Zapay in four years from the acquisition date. The majority investment in Zapay further scales the Company's Vehicle Payments business in Brazil. Results from the Zapay acquisition have been included in the Company's Vehicle Payments segment from the date of the acquisition.
Acquisition accounting is preliminary for the Zapay acquisition as the Company is still completing the valuation for intangible assets, income taxes, working capital, contingencies and the non-controlling interest. The Company has preliminarily allocated the excess of the purchase price of the acquisition over the estimated assets acquired and liabilities assumed to goodwill and intangibles on a provisional basis, based on historical valuation outcomes. Further, the provisional amounts assigned to such intangibles of $18.6 million were preliminarily assigned to the customer relationship intangible asset. The provisional estimated fair value of the noncontrolling interest was based on the price the Company paid for its 70% controlling interest.
The following table summarizes the preliminary acquisition accounting for the Zapay acquisition noted above (in thousands):

Trade and other receivables	$2,542
Prepaid expenses and other current assets	112
Other long term assets	960
Goodwill	81,064
Intangibles	18,624
Accounts payable	(1,486)
Other current liabilities	(7,884)
Other noncurrent liabilities	(6,332)
Total fair value of net assets acquired	$87,600
Less: Noncontrolling interest	(28,057)
Aggregate purchase price	$59,543
In May 2024, the Company signed definitive agreements to acquire 100% of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $469 million, net of cash. The acquisition expands Corpay's presence in several market verticals, including education, healthcare, hospitality and manufacturing. The acquisition of Paymerang closed on July 1, 2024, and thus the preliminary acquisition accounting has not yet been completed. The results of Paymerang will be reflected in the Company's Corporate Payments segment and financial statements during the third quarter of 2024.
In June 2024, the Company signed a definitive agreement to acquire 100% of GPS Capital Markets, LLC ("GPS") for approximately $725 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. The transaction is expected to close in early 2025, subject to regulatory approval and standard closing conditions and will be reflected in the Company's Corporate Payments segment.

2023 Acquisitions
In January 2023, the Company acquired 100% of Global Reach, a U.K.-based cross-border payments provider, for approximately $102.9 million, net of cash. In February 2023, the Company acquired the remainder of its investment in Mina Digital Limited ("Mina"), a cloud-based electric vehicle ("EV") charging software platform. In February 2023, the Company also acquired 100% of Business Gateway AG, a European-based service, maintenance and repair technology provider. In September 2023, the Company acquired 100% of PayByPhone Technologies, Inc., the world's second largest mobile parking operator, for approximately $301.9 million, net of cash. Each of these 2023 acquisitions provide incremental geographic expansion of our products, with PayByPhone specifically intended to progress the Company's broader strategy to transform our vehicle payments business. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition. Results from the Global Reach Group are included in the Company's Corporate Payments segment and the results for Mina Digital Limited, Business Gateway AG and PayByPhone are included in the Company's Vehicle Payments segment.
The aggregate purchase price of these acquisitions was approximately $437.0 million (inclusive of the $8.5 million previously-held equity method investment in Mina), net of cash of $117 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Any noncompete agreements signed in conjunction with these acquisitions were accounted for separately from the business acquisition.
Acquisition accounting is preliminary for PayByPhone as the Company is still completing the valuation for intangible assets, income taxes, working capital, and contingencies. Acquisition accounting for the other 2023 acquisitions was finalized during the first quarter of 2024 as the measurement period closed. There were no material measurement period adjustments recorded during the three and six months ended June 30, 2024.
The following table summarizes the acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$9,299
Prepaid expenses and other current assets	46,425
Other long term assets	13,302
Goodwill	383,851
Intangibles	158,689
Accounts payable	(25,238)
Other current liabilities	(132,132)
Other noncurrent liabilities	(18,923)
Aggregate purchase price	$435,273
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	2 to Indefinite	$12,459
Proprietary technology	5 to 7	11,885
Customer relationships	6 to 20	134,345
		$158,689
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2023	Acquisitions[1]	Transferred to Held for Sale[2]	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2024
Goodwill	$5,644,958	$81,064	$(58,220)	$1,058	$(122,894)	$5,545,966
1 Reflects the recognition of goodwill assigned to the Vehicle Payments segment related to the Zapay acquisition completed by the Company during the six months ended June 30, 2024.
2 Reflects the reclassification of goodwill within the Vehicle Payments segment to held for sale during the second quarter of 2024. See Note 15.

As of June 30, 2024 and December 31, 2023, other intangibles consisted of the following (in thousands):

		June 30, 2024			December 31, 2023
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.3	$3,001,884	$(1,561,013)	$1,440,871	$3,044,522	$(1,511,173)	$1,533,349
Trade names and trademarks—indefinite lived	N/A	423,982	—	423,982	440,900	—	440,900
Trade names and trademarks—other	2.0	50,338	(17,576)	32,762	51,510	(15,334)	36,176
Software	5.7	293,333	(244,132)	49,201	299,780	(238,819)	60,961
Non-compete agreements	4.2	81,921	(71,882)	10,039	85,111	(70,834)	14,277
Total other intangibles		$3,851,458	$(1,894,603)	$1,956,855	$3,921,823	$(1,836,160)	$2,085,663
N/A = Not Applicable
Changes in foreign exchange rates resulted in $36.9 million decrease to the net carrying values of other intangibles in the six months ended June 30, 2024. Amortization expense related to intangible assets for the six months ended June 30, 2024 and 2023 was $110.6 million and $113.3 million, respectively.
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
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	June 30, 2024	December 31, 2023
Term Loan A note payable, net of discounts	$3,165,121	$2,882,595
Term Loan B note payable, net of discounts	1,832,407	1,840,244
Revolving line of credit facilities	923,983	692,318
Other obligations	2,867	748
Total notes payable, credit agreements, and other obligations	5,924,378	5,415,905
Securitization Facility	1,409,000	1,307,000
Total debt	$7,333,378	$6,722,905
Current portion	$2,515,744	$2,126,749
Long-term portion	4,817,634	4,596,156
Total debt	$7,333,378	$6,722,905
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at June 30, 2024.

The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at June 30, 2024 were as follows (in thousands):

Remaining 2024	$1,019,501
2025	185,250
2026	185,250
2027	2,774,312
2028	1,778,375
Thereafter	—
Total principal payments	5,942,688
Less: debt discounts and issuance costs included in debt	(18,310)
Total notes payable, credit agreements, and other obligations	$5,924,378
9. Income Taxes
The Company's effective tax rate was 24.7% and 26.6% for the three months ended June 30, 2024 and 2023, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended June 30, 2024 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended June 30, 2024, the effective tax rate decreased compared to the three months ended June 30, 2023 due to discrete items of $7.0 million mainly attributable to changes in estimates of state tax apportionment percentages for prior years.
10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Corpay	$251,625	$239,702	$481,394	$454,537
Denominator for basic earnings per share	70,107	73,887	70,934	73,705
Dilutive securities	1,390	1,114	1,582	1,058
Denominator for diluted earnings per share	71,497	75,001	72,516	74,763
Basic earnings per share attributable to Corpay	$3.59	$3.24	$6.79	$6.17
Diluted earnings per share attributable to Corpay	$3.52	$3.20	$6.64	$6.08
Diluted earnings per share attributable to Corpay for the three months ended June 30, 2024 and 2023 excludes the effect of 0.5 million and 2.2 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share attributable to Corpay also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended June 30, 2024 and 2023.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through three reportable segments: Vehicle Payments, Corporate Payments and Lodging Payments. Our Gift and Payroll Card operating segments are included within Other. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.

The Company’s segment results are as follows for the three and six month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024[1]	2023[2]	2024	2023
Revenues, net:
Vehicle Payments	$510,278	$509,630	$1,004,339	$1,005,120
Corporate Payments	288,479	246,012	553,875	472,184
Lodging Payments	122,377	136,564	233,672	258,898
Other	54,576	55,968	119,075	113,305
	$975,710	$948,174	$1,910,961	$1,849,507
Operating income:
Vehicle Payments	$242,025	$232,506	$467,720	$455,986
Corporate Payments	120,556	95,708	225,267	176,090
Lodging Payments	56,391	68,246	103,668	122,809
Other	14,367	16,190	34,022	32,960
	$433,339	$412,650	$830,677	$787,845
Depreciation and amortization:
Vehicle Payments	$49,765	$51,926	$100,087	$102,276
Corporate Payments	20,698	17,779	41,501	37,939
Lodging Payments	11,965	11,661	23,595	23,059
Other	1,914	2,310	3,919	4,634
	$84,342	$83,676	$169,102	$167,908
1 Results from Zapay acquired in the first quarter of 2024 are reported in the Vehicle Payments segment from the date of acquisition.
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
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of Gwinnett County, Georgia. The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects, and making improper sales of stock. The complaint seeks approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices, and disgorgement of incentive pay and stock compensation. On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, against Mr. Clarke and Mr. Dey in Gwinnett County, Georgia. On May 1, 2024, both pending derivative cases were transferred to the Fulton County Metro Atlanta Business Case Division and consolidated as In re Corpay, Inc. Shareholder Derivative Litigation, CAFN 2023CV383303 (consolidated with CAFN 2023CV381421). On July 10, 2024, the defendants filed a motion to dismiss the consolidated lawsuit. The defendants dispute the allegations in the consolidated derivative action and intend to vigorously defend against the claims.
FTC Matter
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $69.6 billion and $56.6 billion as of June 30, 2024 and December 31, 2023. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$577.0	$506.7	$321.9	$251.6

	December 31, 2023
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$594.9	$519.4	$320.2	$244.7
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, the Company had received collateral of $33.4 million and $39.2 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At June 30, 2024 and December 31, 2023, the Company had posted collateral of $295.5 million and $180.2 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2024 and December 31, 2023 (in millions):

		June 30, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$226.7	$254.2
Derivative Assets	Other assets	$95.2	$66.0
Derivative Liabilities	Other current liabilities	$162.1	$190.4
Derivative Liabilities	Other noncurrent liabilities	$89.5	$54.3

Cash Flow Hedges
During the six months ended June 30, 2024, the Company did not enter into any additional interest rate swaps. As of June 30, 2024, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $25.2 million and $12.4 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the six months ended June 30, 2024 and 2023, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2024 and December 31, 2023 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		June 30, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$35.1	$23.5
Swap contracts	Other assets	$2.5	$—
Swap contracts	Other noncurrent liabilities	$10.4	$55.8
As of June 30, 2024, the estimated net amount of the existing gains expected to be reclassified into earnings within the next 12 months is approximately $35.0 million.

Net Investment Hedges
The Company enters into cross-currency interest rate swaps that are designated as net investment hedges of our investments in foreign-denominated operations. Such contracts effectively convert the U.S. dollar equivalent notional amounts to obligations denominated in the respective foreign currency, and partially offset the impact of changes in currency rates on such foreign-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swaps, resulting in interest rate savings on the USD notional.
At June 30, 2024, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.85%	4/15/2027
Canadian Dollar (CAD)	$500	0.602%	5/7/2027
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $5.1 million and $3.9 million in interest expense, net for the six months ended June 30, 2024 and 2023, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2024 and December 31, 2023 (in millions).

		June 30, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$14.9	$—
Net investment hedge	Other current liabilities	$—	$14.5
Net investment hedge	Other noncurrent liabilities	$27.4	$—
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

	June 30, 2024
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2023	$(1,258,282)	$(30,817)	$(1,289,099)
Other comprehensive (loss) income before reclassifications	(254,705)	85,316	(169,389)
Amounts reclassified from AOCL	—	(25,238)	(25,238)
Tax effect	—	(15,259)	(15,259)
Other comprehensive (loss) income, net of tax	(254,705)	44,819	(209,886)
Balance at June 30, 2024	$(1,512,987)	$14,002	$(1,498,985)
Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the table above, for the six months ended June 30, 2024 consisted of foreign currency translation losses of $3.2 million.

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
15. Assets Held for Sale

In May 2024, the Company signed a definitive agreement to sell certain non-core assets within the U.S. division of its Vehicle Payments segment (the "disposal group") to a third-party. The Company anticipates the transaction will close during the fourth quarter of 2024, subject to certain customary closing conditions. The Company determined that the disposal group met all of the required criteria to be classified as held for sale during the second quarter of 2024.

The disposal group's fair value, based upon the estimated sales price less anticipated costs to sell, exceeds its carrying value. As such, the related assets and liabilities were recorded at their carrying value. In determining the carrying value of the disposal group, which represents a portion of one of the Company's reporting units, goodwill of approximately $58.2 million was allocated to the disposal group based on a relative fair value analysis.

At June 30, 2024, the carrying value of the assets held for sale consists of current assets of approximately $20.4 million and goodwill of $58.2 million. The Company is in the process of estimating the impact of this transaction on its financial results, but expects to recognize a pre-tax gain on disposal.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and six months ended June 30, 2024 and 2023, with period-over-period comparisons between these periods. A detailed discussion of 2023 items and period-over-period comparisons between the three and six months ended June 30, 2023 and 2022 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
Executive Overview
Effective March 25, 2024, FLEETCOR Technologies, Inc. changed its corporate name to Corpay, Inc. At that time, we ceased trading under the ticker symbol "FLT" and began trading under our new ticker symbol, "CPAY," on the New York Stock Exchange ("NYSE") effective March 25, 2024. Corpay is a global corporate payments company that helps businesses and consumers better manage, pay, and control their expenses. Corpay's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g., fueling, tolls and parking), lodging expenses (e.g., hotel and extended stay bookings) and corporate payments (e.g., multi-card and domestic and international vendors). This results in our customers saving time and ultimately spending less. Since its incorporation in 2000, Corpay's payment and spend management solutions have been delivered in a variety of ways depending on the needs of the customer. From physical payment cards to software that includes customizable controls and robust payment capabilities, we provide businesses with a better way to pay.
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
Impact of Geo-Political Events on Our Business
The current military conflicts between Russia and Ukraine, as well as within the Middle East continue to create substantial uncertainty about the global economy in the future. Although the length, impact and outcome of the ongoing military conflicts are highly unpredictable, these conflicts could lead to significant market and other disruptions. We exited the Russia market via the disposition of our Russia business, which closed in the third quarter of 2023 (see "Russia Disposition" section below), and we do not have material operations in Israel or Gaza. We cannot predict how and the extent to which these conflicts will affect our customers, operations or business partners or the demand for our products and our global business.
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

Russia Disposition
We completed the sale of our Russia business on August 15, 2023. The sale included the entirety of our operations in Russia and resulted in a complete exit from the Russia market. Our business in Russia accounted for approximately $49.8 million of our consolidated income before income taxes for the six months ended June 30, 2023. The Russia business was historically reported within our Vehicle Payments segment.
Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three and six months ended June 30, 2024 and 2023, (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024	2023	2024	2023
Revenues, net	$975.7	$948.2	$1,911.0	$1,849.5
Net income attributable to Corpay	$251.6	$239.7	$481.4	$454.5
Net income per diluted share attributable to Corpay	$3.52	$3.20	$6.64	$6.08

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA and EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin for the three and six months ended June 30, 2024 and 2023 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024	2023	2024	2023
Adjusted net income attributable to Corpay	$325.0	$314.3	$626.3	$597.3
Adjusted net income per diluted share attributable to Corpay	$4.55	$4.19	$8.64	$7.99
EBITDA	$517.7	$497.1	$1,000.1	$957.2
EBITDA margin	53.1%	52.4%	52.3%	51.8%

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
Sources of Revenue
Corpay offers a variety of payment solutions that simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 150 countries around the world today, although we operate primarily in three geographies, with 82% of our revenues generated in the U.S., Brazil, and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as consumers.

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

Revenues, net, by Segment. For the three and six months ended June 30, 2024 and 2023, our segments generated the following revenue (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2024		2023		2024		2023
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$510.3	52%	$509.6	54%	$1,004.3	53%	$1,005.1	54%
Corporate Payments	288.5	30%	246.0	26%	553.9	29%	472.2	26%
Lodging Payments	122.4	13%	136.6	14%	233.7	12%	258.9	14%
Other	54.6	6%	56.0	6%	119.1	6%	113.3	6%
Consolidated revenues, net	$975.7	100%	$948.2	100%	$1,911.0	100%	$1,849.5	100%
*Columns may not calculate due to rounding. Other includes our Gift and Payroll Card businesses.
We generate revenue in our Vehicle Payments segment through a variety of program fees, including transaction fees, card fees, network fees and charges, as well as from interchange. These fees may be charged as fixed amounts, costs plus a mark-up, based on a percentage of the transaction purchase amounts, or a combination thereof. Our programs also include other fees and charges associated with late payments and based on customer credit risk. We also generate float revenue earned on invested customer funds in jurisdictions where permitted.
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-border payments business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Revenues from risk management products and foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market. We also generate float revenue earned on invested customer funds in jurisdictions where permitted.
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
Revenues, net, by Geography. Revenues, net by geography for the three and six months ended June 30, 2024 and 2023, were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2024		2023		2024		2023
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$528.5	54%	$534.7	56%	$1,033.2	54%	$1,048.4	57%
Brazil	149.1	15%	126.1	13%	297.5	16%	247.8	13%
United Kingdom	124.5	13%	111.2	12%	245.8	13%	218.9	12%
Other	173.6	18%	176.2	19%	334.4	17%	334.4	18%
Consolidated revenues, net	$975.7	100%	$948.2	100%	$1,911.0	100%	$1,849.5	100%
*Columns may not calculate due to rounding.

Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended June 30, 2024 and 2023, were as follows (in millions except revenues, net per key performance indicator)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2024	2023	Change	% Change	2024	2023	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$510.3	$509.6	$0.7	—%	$518.3	$492.0	$26.3	5%
'- Transactions	207.3	153.9	53.4	35%	207.3	193.7	13.6	7%
'- Revenues, net per transaction	$2.46	$3.31	$(0.85)	(26)%	$2.50	$2.54	$(0.04)	(2)%
'- Tag transactions[3]	21.4	19.7	1.7	9%	21.4	19.7	1.7	9%
'- Parking transactions	63.0	—	63.0	NM	63.0	56.8	6.2	11%
'- Fleet transactions	112.9	128.4	(15.6)	(12)%	112.9	111.4	1.4	1%
'- Other transactions	10.0	5.7	4.3	75%	10.0	5.7	4.3	75%
CORPORATE PAYMENTS
'- Revenues, net	$288.5	$246.0	$42.5	17%	$289.6	$246.0	$43.6	18%
'- Spend volume	$42,879	$36,033	$6,846	19%	$42,879	$36,033	$6,845	19%
'- Revenue, net per spend $	0.67%	0.68%	(0.01)%	(1)%	0.68%	0.68%	(0.01)%	(1)%
LODGING PAYMENTS
'- Revenues, net	$122.4	$136.6	$(14.2)	(10)%	$122.5	$136.6	$(14.1)	(10)%
'- Room nights	8.7	9.3	(0.6)	(6)%	8.7	9.3	(0.6)	(6)%
'- Revenues, net per room night	$13.99	$14.65	$(0.66)	(5)%	$14.00	$14.65	$(0.65)	(4)%
OTHER[1]
'- Revenues, net	$54.6	$56.0	$(1.4)	(3)%	$54.7	$56.0	$(1.3)	(2)%
'- Transactions	349.3	296.5	52.8	18%	349.3	296.5	52.8	18%
'- Revenues, net per transaction	$0.16	$0.19	$(0.03)	(17)%	$0.16	$0.19	$(0.03)	(17)%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$975.7	$948.2	$27.5	3%	$985.1	$930.6	$54.5	6%

[1] Other includes Gift and Payroll Card operating segments.
[2] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[3] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for 2024 is 7.1 million
* Columns may not calculate due to rounding.
NM = Not Meaningful
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble (for periods prior to the disposition of our Russian business), relative to the U.S. dollar. Approximately 54% and 57% of our revenue in the six months ended June 30, 2024 and 2023, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.
Our cross-border foreign risk management business aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk and liquidity risk from collateral calls.
We further manage the impact of economic changes in the value of certain foreign-denominated net assets by utilizing cross currency interest rate swaps. See "Liquidity and capital resources" below for information regarding our cross currency interest rate swaps.
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% and

11% of revenues, net were directly impacted by changes in fuel price in the six months ended June 30, 2024 and 2023, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in the six months ended June 30, 2024 and 2023. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 27, 2023, the U.S. Federal Open Market Committee increased the target federal funds rate eleven times for a total rate increase of 5.25%. Additional rate changes are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of June 30, 2024, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.0 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
•Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. Our effective tax rate is also subject to fluctuations driven by the impact of discrete tax items.
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of June 30, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.
Acquisitions, Investments and Dispositions
2024
•In March 2024, we acquired 70% of Zapay, a Brazil-based digital mobility solution for paying vehicle-related taxes and compliance fees, for approximately $59.5 million, net of cash. As part of the agreement, we have the right to acquire the remainder of Zapay in four years. The majority investment in Zapay further scales our Vehicle Payments business in Brazil.
•In July 2024, we acquired 100% of Paymerang, a U.S. based leader in accounts payables automation solutions, for approximately $469 million, net of cash. The acquisition expands our presence in several market verticals, including education, healthcare, hospitality and manufacturing. The results of Paymerang will be reflected in our Corporate Payments segment and financial statements during the third quarter of 2024.

•In May 2024, we signed a definitive agreement to sell certain non-core assets within the U.S. division of our Vehicle Payments segment to a third-party. We anticipate the transaction will close during the fourth quarter of 2024, subject to certain customary closing conditions. The disposal group was classified as held for sale during the second quarter of 2024.
•In June 2024, we signed a definitive agreement to acquire 100% of GPS Capital Markets, LLC ("GPS") for approximately $725 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. The transaction is expected to close in early 2025, subject to regulatory approval and standard closing conditions. Upon closing, the results of GPS will be reflected in our Corporate Payments segment.
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
•In September 2023, we acquired PayByPhone Technologies, Inc., a global mobile parking payment application, for approximately $301.9 million, net of cash. Results from PaybyPhone are reported in our Vehicle Payments segment.
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

Results of Operations
Three months ended June 30, 2024 compared to the three months ended June 30, 2023
The following table sets forth selected unaudited consolidated statements of income for the three months ended June 30, 2024 and 2023 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2024	% of Total Revenues, net	Three Months Ended June 30, 2023	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$510.3	52.3%	$509.6	53.7%	$0.6	0.1%
Corporate Payments	288.5	29.6%	246.0	25.9%	42.5	17.3%
Lodging Payments	122.4	12.5%	136.6	14.4%	(14.2)	(10.4)%
Other	54.6	5.6%	56.0	5.9%	(1.4)	(2.5)%
Total revenues, net	975.7	100.0%	948.2	100.0%	27.5	2.9%
Consolidated operating expenses:
Processing	209.2	21.4%	205.3	21.6%	3.9	1.9%
Selling	95.0	9.7%	86.4	9.1%	8.6	10.0%
General and administrative	153.8	15.8%	159.4	16.8%	(5.6)	(3.5)%
Depreciation and amortization	84.3	8.6%	83.7	8.8%	0.7	0.8%
Other operating, net	—	NM	0.8	0.1%	(0.8)	NM
Operating income	433.3	44.4%	412.7	43.5%	20.7	5.0%
Investment gain	—	NM	—	NM	—	NM
Other expense (income), net	4.5	0.5%	(2.4)	(0.3)%	6.9	NM
Interest expense, net	94.7	9.7%	88.5	9.3%	6.2	7.0%
Provision for income taxes	82.5	8.5%	86.9	9.2%	(4.3)	(5.0)%
Net income	251.7	25.8%	239.7	25.3%	12.0	5.0%
Less: Net income attributable to noncontrolling interest	—	NM	—	—%	—	NM
Net income attributable to Corpay	$251.6	25.8%	$239.7	25.3%	$11.9	5.0%

Operating income by segment:
Vehicle Payments	$242.0		$232.5		$9.5	4.1%
Corporate Payments	120.6		95.7		24.9	26.0%
Lodging Payments	56.4		68.2		(11.8)	(17.3)%
Other	14.4		16.2		(1.8)	(11.1)%
Total operating income	$433.3		$412.7		$20.6	5.0%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $975.7 million in the three months ended June 30, 2024, an increase of 2.9% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 6%, driven by increases in spend and transaction volumes, implementation and ramping of new sales, and business initiatives. Consolidated revenues also grew 2% from acquisitions completed in 2023 and 2024, but were negatively impacted by approximately $32 million, or 3%, from the disposition of our Russia business in August 2023 and the impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the three months ended June 30, 2024 over the comparable period in 2023, driven primarily by unfavorable foreign exchange rates of approximately $9 million mostly in our Brazil business. The impact of slightly lower fuel price spreads was offset by the impact of slightly higher fuel prices.

Consolidated operating expenses
Processing. Processing expenses were $209.2 million in the three months ended June 30, 2024, an increase of 1.9% compared to the prior period. Increases in processing expenses were primarily due to approximately $7 million of expenses related to acquisitions completed in 2023 and 2024, higher variable expenses driven by increased transaction volumes and investments to drive future growth. The increases were partially offset by lower bad debt of $6 million due to our shift away from micro-SMB (small-medium business) clients in the U.S., the favorable impact of foreign exchange rates of approximately $2 million and the impact of the disposition of our Russia business of approximately $2 million.
Selling. Selling expenses were $95.0 million in the three months ended June 30, 2024, an increase of 10.0% from the prior period. Increases in selling expenses were primarily due to increased commissions from higher sales volume and approximately $3 million of expenses related to acquisitions completed in 2023 and 2024. These increases were partially offset by the impact of the disposition of our Russia business of approximately $2 million and the slightly favorable impact of foreign exchange rates.
General and administrative. General and administrative expenses were $153.8 million in the three months ended June 30, 2024, a decrease of 3.5% from the prior period. The decrease in general and administrative expenses was primarily due to lower overhead expense due to disciplined expense management, lower stock-based compensation expense of approximately $6 million, the impact of the disposition of our Russia business of approximately $2 million and the slightly favorable impact of foreign exchange rates. These decreases were partially offset by the impact of acquisitions completed in 2023 and 2024 of approximately $6 million.
Depreciation and amortization. Depreciation and amortization expenses were $84.3 million in the three months ended June 30, 2024, a slight increase of 0.8% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and acquisitions completed in 2023 and 2024. These increases were offset by the impact of the disposition of our Russia business.
Consolidated operating income
Consolidated operating income was $433.3 million in the three months ended June 30, 2024, an increase of 5.0% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above, resulting in EBITDA margin expansion of 63 basis points over the prior period.
Other expense (income), net. Other expense (income), net was $4.5 million in the three months ended June 30, 2024, which primarily represents the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $94.7 million in the three months ended June 30, 2024, an increase of $6.2 million from the prior period. The increase in net interest expense was primarily due to higher interest rates on increased borrowings and lower interest income due to the sale of our Russia business. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended June 30,
(Unaudited)	2024	2023
Term loan A	6.80%	6.46%
Term loan B	7.17%	6.80%
Revolving line of credit A & B (USD)	6.80%	6.47%
Revolving line of credit B (GBP)	6.60%	5.71%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended June 30, 2024, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense of $15.6 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $82.5 million and 24.7%, respectively, for the three months ended June 30, 2024, compared to $86.9 million and 26.6%, respectively, for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended June 30, 2024 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended June 30, 2024, the effective tax rate decreased compared to the prior period of $7 million mainly attributable to adjustments of state tax apportionment percentages for prior years.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $251.6 million, or 5.0%, from the prior period, during the three months ended June 30, 2024.

Segment Results
Vehicle Payments
Vehicle Payments revenues were $510.3 million in the three months ended June 30, 2024, a slight increase of 0.1%. Revenues were negatively impacted by the disposition of our Russia business in August 2023, which lowered revenue by approximately $32 million and the negative impact of the macroeconomic environment of approximately $8 million, driven primarily by unfavorable changes in foreign exchange rates on revenue of $8 million. Offsetting this decrease was organic revenue growth of 5% driven by new sales growth in our international markets, as well as the impact of acquisitions, which contributed approximately $15 million in revenue.
Vehicle Payments operating income was $242.0 million in the three months ended June 30, 2024, an increase of 4.1% compared to the prior period, despite the impact of the disposition of our Russia business, which resulted in lower operating income of approximately $25 million. This impact of this disposition was more than offset by organic revenue growth described above, as well as lower bad debt of approximately $11 million, as we shifted away from micro-SMB clients to higher credit quality customers in the U.S. in 2023.
Corporate Payments
Corporate Payments revenues were $288.5 million in the three months ended June 30, 2024, an increase of 17.3%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 18%, driven by 19% growth in spend volume and strong new sales in our payables and cross-border solutions.
Corporate Payments operating income was $120.6 million in the three months ended June 30, 2024, an increase of 26.0% from the prior period. Corporate Payments operating income and margin increased primarily due to organic revenue growth, operating leverage and integration synergies, as revenues grew faster than expenses, partially offset by higher selling expenses incurred to grow the business.
Lodging Payments
Lodging Payments revenues were $122.4 million in the three months ended June 30, 2024, a decrease of 10.4% from the prior period. The decrease in Lodging Payments revenues was primarily due to a 6% decline in room nights as compared to the prior year, as well as insurance commissions recognized in the prior year that did not recur in 2024.
Lodging Payments operating income was $56.4 million in the three months ended June 30, 2024, a decrease of 17.3% from the prior period. Lodging Payments operating income and margin declined due to the reasons discussed above.
Other
Other revenues were $54.6 million in the three months ended June 30, 2024, a decrease of 2.5% from the prior period, primarily due to lower volume in our payroll card business.
Other operating income was $14.4 million in the three months ended June 30, 2024, a decrease of 11% from the prior period, with the decrease primarily due to a decline in the payroll card revenue.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023
The following table sets forth selected unaudited consolidated statements of income for the six months ended June 30, 2024 and 2023 (in millions, except percentages)*.

(Unaudited)	Six months ended June 30, 2024	% of Total Revenues, net	Six months ended June 30, 2023	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$1,004.3	52.6%	$1,005.1	54.3%	$(0.8)	(0.1)%
Corporate Payments	553.9	29.0%	472.2	25.5%	81.7	17.3%
Lodging Payments	233.7	12.2%	258.9	14.0%	(25.2)	(9.7)%
Other	119.1	6.2%	113.3	6.1%	5.8	5.1%
Total revenues, net	1,911.0	100.0%	1,849.5	100.0%	61.5	3.3%
Consolidated operating expenses:
Processing	416.6	21.8%	410.2	22.2%	6.4	1.6%
Selling	189.2	9.9%	168.0	9.1%	21.2	12.6%
General and administrative	305.0	16.0%	314.0	17.0%	(9.0)	(2.9)%
Depreciation and amortization	169.1	8.8%	167.9	9.1%	1.2	0.7%
Other operating, net	0.3	NM	1.5	0.1%	(1.2)	(80)%
Operating income	830.7	43.5%	787.8	42.6%	42.9	5.4%
Investment gain	(0.2)	NM	(0.2)	NM	—	NM
Other expense (income), net	7.6	0.4%	(1.7)	(0.1)%	9.3	NM
Interest expense, net	183.8	9.6%	168.3	9.1%	15.5	9.2%
Provision for income taxes	158.0	8.3%	166.9	9.0%	(8.9)	(5.3)%
Net income	481.5	25.2%	454.5	24.6%	27.0	5.9%
Less: Net income attributable to noncontrolling interest	0.1	NM	—	—%	0.1	NM
Net income attributable to Corpay	$481.4	25.2%	$454.5	24.6%	$26.9	5.9%

Operating income by segment:
Vehicle Payments	$467.7		$456.0		$11.7	2.6%
Corporate Payments	225.3		176.1		49.2	27.9%
Lodging Payments	103.7		122.8		(19.1)	(15.6)%
Other	34.0		33.0		1.0	3.0%
Total operating income	$830.7		$787.8		$42.8	5.4%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,911.0 million in the six months ended June 30, 2024, an increase of 3.3% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 6%, driven by increases in spend and transaction volumes, implementation and ramping of new sales, and business initiatives. Consolidated revenues also grew 1% from acquisitions completed in 2023 and 2024, but were negatively impacted by approximately $64 million, or 3%, from the disposition of our Russia business in August 2023 and the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact on our consolidated revenues for the six months ended June 30, 2024 over the comparable period in 2023, driven primarily by unfavorable fuel price spreads of approximately $7 million and the unfavorable impact of fuel prices of approximately $3 million, partially offset by favorable foreign exchange rates of approximately $4 million, mostly in our U.K. and Mexico businesses.

Consolidated operating expenses
Processing. Processing expenses were $416.6 million in the six months ended June 30, 2024, an increase of 1.6% compared to the prior period. Increases in processing expenses were primarily due to approximately $12 million of expenses related to acquisitions completed in 2023 and 2024, higher variable expenses driven by increased transaction volumes and investments to drive future growth. The increases were partially offset by lower bad debt of $21 million due to our shift away from micro-SMB (small-medium business) clients in the U.S. and the impact of the disposition of our Russia business of approximately $3 million.
Selling. Selling expenses were $189.2 million in the six months ended June 30, 2024, an increase of 12.6% from the prior period. Increases in selling expenses were primarily due to increased commissions from higher sales volume and approximately $6 million of expenses related to acquisitions completed in 2023 and 2024. The increases were partially offset by the impact of the disposition of our Russia business of approximately $4 million.
General and administrative. General and administrative expenses were $305.0 million in the six months ended June 30, 2024, a decrease of 2.9% from the prior period. The decrease in general and administrative expenses was primarily due to lower overhead expense due to disciplined expense management, lower stock-based compensation expense of approximately $7 million and the impact of the disposition of our Russia business of approximately $5 million. These decreases were partially offset by the impact of acquisitions completed in 2023 and 2024 of approximately $12 million.
Depreciation and amortization. Depreciation and amortization expenses were $169.1 million in the six months ended June 30, 2024, an increase of 0.7% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and acquisitions completed in 2023 and 2024. These increases were offset by the impact of the disposition of our Russia business.
Consolidated operating income
Operating income was $830.7 million in the six months ended June 30, 2024, an increase of 5.4% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above, resulting in EBITDA margin expansion of 58 basis points over the prior period.
Other expense (income), net. Other expense (income), net was $7.6 million in the six months ended June 30, 2024, which primarily represents the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $183.8 million in the six months ended June 30, 2024, an increase of $15.5 million from the prior period. The increase in interest expense was primarily due to higher interest rates on increased borrowings and lower interest income due to the sale of our Russia business. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Six Months Ended June 30,
(Unaudited)	2024	2023
Term loan A	6.81%	6.22%
Term loan B	7.18%	6.54%
Revolving line of credit A & B (USD)	6.80%	6.22%
Revolving line of credit B (GBP)	6.60%	5.40%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the six months ended June 30, 2024, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $30.4 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $158.0 million and 24.7% for the six months ended June 30, 2024, compared to $166.9 million and 26.9% for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. The decrease in the provision for income taxes for the six months ending June 30, 2024 over the comparable period in 2023 was primarily due to more excess tax benefit on stock option exercises and decreases in state taxes due to adjustments of state tax apportionment percentages for prior years.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $481.4 million in the six months ended June 30, 2024, an increase of 5.9% from the prior period.

Segment Results
Vehicle Payments
Vehicle Payments revenues were relatively flat at $1,004.3 million in the six months ended June 30, 2024. Revenues were negatively impacted by the disposition of our Russia business in August 2023, which lowered revenue by approximately $64 million and the negative impact of the macroeconomic environment of approximately $6 million, The negative macroeconomic environment was driven primarily by unfavorable fuel price spreads of approximately $7 million and unfavorable fuel prices of $3 million, partially offset by favorable changes in foreign exchange rates on revenue of $4 million. Offsetting this decrease was organic revenue growth of 4% driven by new sales growth in our international markets and the impact of acquisitions, which contributed approximately $26 million in revenue.
Vehicle Payments operating income was $467.7 million in the six months ended, an increase of 2.6% from the prior period due to the reasons discussed above, as well as lower bad debt of approximately $25 million, as we shifted away from micro-SMB clients to higher credit quality customers in the U.S. in 2023.
Corporate Payments
Corporate Payments revenues were $553.9 million in the six months ended June 30, 2024, an increase of 17.3%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 17%, driven by a 10% growth in spend volume and strong new sales in our payables and cross-border solutions.
Corporate Payments operating income was $225.3 million in the six months ended June 30, 2024, an increase of 27.9% from the prior period due to the reasons discussed above.
Lodging Payments
Lodging Payments revenues were $233.7 million in the six months ended June 30, 2024, a decrease of 9.7% from the prior period. The decrease in Lodging Payments revenues was primarily due to a 10% decline in room nights, as well as insurance commissions recognized in the prior year that did not recur in 2024.
Lodging Payments operating income was $103.7 million in the six months ended June 30, 2024, a decrease of 16% from the prior period. Lodging Payments operating income and margin declined from the prior period due to the reasons discussed above.
Other
Other revenues were $119.1 million in the six months ended June 30, 2024, an increase of 5.1% from the prior period, driven by the timing of gift card sales and increases in gift card transaction volume, partially offset by lower volume in our payroll card business.
Other operating income was $34.0 million in the six months ended June 30, 2024, an increase of 3% from the prior period due to the reasons discussed above.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for at least the next 12 months and into the foreseeable future, based on our current assumptions. At June 30, 2024, we had approximately $2.2 billion in total liquidity, consisting of approximately $0.9 billion available under our Credit Facility and unrestricted cash of $1.4 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and receivables related to our Lodging Payments business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2024, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.

Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2024 and 2023 (in millions).

	Six Months Ended June 30,
(Unaudited)	2024	2023
Net cash provided by operating activities	$891.1	$1,099.0
Net cash used in investing activities	$(146.6)	$(201.2)
Net cash used in financing activities	$(239.2)	$(241.8)
Operating activities. Net cash provided by operating activities was $891.1 million in the six months ended June 30, 2024, compared to $1,099.0 million in the comparable prior period. The decrease in operating cash flows was primarily driven by an increase in restricted cash and corresponding impact to customer deposits during 2023 that did not repeat in 2024, and changes in working capital.
Investing activities. Net cash used in investing activities was $146.6 million in the six months ended June 30, 2024 compared to $201.2 million in the comparable prior period. The reduction in cash used for investing activities was primarily due to less spending on acquisitions completed in 2024, compared to 2023. Our capital expenditures were $85.3 million in the six months ended June 30, 2024, an increase of $6.4 million, or 8%, from $78.9 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash used in financing activities was $239.2 million in the six months ended June 30, 2024, relatively unchanged, compared to $241.8 million in the comparable prior period. Incremental inflows due to net borrowings on our Credit Facility and Securitization Facility of $904.9 million over the comparable period in 2023,were offset by outflows from increased repurchases of common stock of $935.1 million in the six months ended June 30, 2024 over the comparable period in 2023.
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
At June 30, 2024, the interest rate on the term loan A was 6.82%, the interest rate on the term loan B was 7.19%, the interest rate on the revolving A and B facilities (USD borrowings) was 6.82%, and the interest rate on the revolving B facility (GBP borrowings) was 6.61%. The unused credit facility fee was 0.25% at June 30, 2024.
At June 30, 2024, we had $3.2 billion in borrowings outstanding on the term loan A, net of discounts and debt issuance costs, $1.8 billion in borrowings outstanding on the term loan B, net of discounts and debt issuance costs and $0.9 billion outstanding on the revolving facilities. We have unamortized debt issuance costs of $4.1 million related to the revolving facilities as of June 30, 2024 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $18.3 million related to our term loans at June 30, 2024 recorded in notes payable and other obligations, net of current potion within the Unaudited Consolidated Balance Sheets.
During the six months ended June 30, 2024, we made borrowings of $325.0 million on the term loans, principal payments of $51.1 million on the term loans and net borrowings of $232.8 million on the revolving facilities.
As of June 30, 2024, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.
Securitization Facility
We are party to a $1.7 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. The Securitization Facility matures on August 18, 2025. At June 30, 2024, the interest rate on the Securitization Facility was 6.37%.

The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of June 30, 2024.
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
We have three unsecured overdraft facilities with a combined capacity of $135.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus 1% or (b) SOFR plus 1.25%. As of June 30, 2024, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $40.0 million, which matures on October 10, 2024. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of June 30, 2024, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of June 30, 2024, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
Our cash flow hedges resulted in a $25.2 million reduction in interest expense, net during the six months ended June 30, 2024.

Net Investment Hedges
We enter into cross-currency interest rate swaps that are designated as net investment hedges of our investments in foreign-denominated operations. Such contracts effectively convert the U.S. dollar equivalent notional amounts to obligations denominated in the respective foreign currency, and partially offset the impact of changes in currency rates on such foreign-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swaps, resulting in interest rate savings on the USD notional.
At June 30, 2024, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.85%	4/15/2027
Canadian Dollar (CAD)	$500	0.602%	5/7/2027
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $5.1 million in interest expense, net for the six months ended June 30, 2024 related to these excluded components.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. Since the beginning of the Program through June 30, 2024, 32,129,909 shares have been repurchased for an aggregate purchase price of $7.5 billion, leaving us up to $0.6 billion of remaining authorization available under the Program for future repurchases of shares of our common stock.
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
Acquisitions
In July 2024, we acquired 100% of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $469 million, net of cash. The acquisition expands Corpay's presence in several market verticals, including education, healthcare, hospitality and manufacturing. The acquisition of Paymerang closed on July 1, 2024, and thus the preliminary acquisition accounting has not yet been completed. The results of Paymerang will be reflected in our Corporate Payments segment and financial statements during the third quarter of 2024.
Further, in June 2024, we signed a definitive agreement to acquire 100% of GPS Capital Markets, LLC for approximately $725 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. The transaction is expected to close in early 2025, subject to regulatory approval and standard closing conditions.
Assets Held for Sale
In May 2024, we signed a definitive agreement to sell certain non-core assets within the U.S. division of our Vehicle Payments segment to a third-party. We anticipate the transaction will close during the fourth quarter of 2024, subject to certain customary closing conditions. We determined that the disposal group met all of the required criteria to be classified as held for sale during the second quarter of 2024.
The disposal group's fair value, based upon the estimated sales price less anticipated costs to sell, exceeds its carrying value. As such, the related assets and liabilities were recorded at their carrying value. In determining the carrying value of the disposal group, which represents a portion of one of our reporting units, goodwill of approximately $58.2 million was allocated to the disposal group based on a relative fair value analysis.
At June 30, 2024, the carrying value of the assets held for sale consists of current assets of approximately $20.4 million and goodwill of $58.2 million. We are in the process of estimating the impact of this transaction on its financial results, but expect to recognize a pre-tax gain on disposal.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2024, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2023. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

	Revenues, net		Key Performance Metric
	Three Months Ended June 30, 2024		Three Months Ended June 30, 2024
(Unaudited)	2024	2023	2024	2023
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$518.3	$492.0	207.3	193.7
Impact of acquisitions/dispositions	—	17.6	—	(39.8)
Impact of fuel prices/spread	(0.1)	—	—	—
Impact of foreign exchange rates	(7.9)	—	—	—
As reported	$510.3	$509.6	207.3	153.9
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$289.6	$246.0	$42,879	$36,033
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(1.2)	—	—	—
As reported	$288.5	$246.0	$42,879	$36,033
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$122.5	$136.6	8.7	9.3
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.1)	—	—	—
As reported	$122.4	$136.6	8.7	9.3
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$54.7	$56.0	349.3	296.5
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.1)	—	—	—
As reported	$54.6	$56.0	349.3	296.5

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$985.1	$930.6	Intentionally Left Blank
Impact of acquisitions/dispositions	—	17.6
Impact of fuel prices/spread[2]	(0.1)	—
Impact of foreign exchange rates[2]	(9.3)	—
As reported	$975.7	$948.2

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect an estimated negative impact of movements in foreign exchange rates of approximately $9 million.
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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024	2023	2024	2023
Net income attributable to Corpay	$251,625	$239,702	$481,394	$454,537
Net income per diluted share attributable to Corpay	$3.52	$3.20	$6.64	$6.08
Stock-based compensation	27,108	34,748	52,087	60,844
Amortization[1]	56,881	57,704	114,739	117,743
Integration and deal related costs	7,128	9,580	11,363	15,465
Restructuring and related costs[2]	1,872	960	6,254	1,579
Other[2,3]	4,433	(1,415)	8,045	(392)
Total pre-tax adjustments	97,422	101,577	192,488	195,239
Income taxes[4]	(24,064)	(27,020)	(47,579)	(52,436)
Adjusted net income attributable to Corpay	$324,983	$314,259	$626,303	$597,340
Adjusted net income per diluted share attributable to Corpay	$4.55	$4.19	$8.64	$7.99
Diluted shares	71,497	75,001	72,516	74,763

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

EBITDA and EBITDA margin. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense (income), net, depreciation and amortization, investment gain and other operating, net.

The following table reconciles EBITDA and EBITDA margin to net income (in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024	2023	2024	2023
Net income from operations	$251.7	$239.7	$481.5	$454.5
Provision for income taxes	82.5	86.9	158.0	166.9
Interest expense, net	94.7	88.5	183.8	168.3
Other expense (income), net	4.5	(2.4)	7.6	(1.7)
Investment (gain) loss	—	—	(0.2)	(0.2)
Depreciation and amortization	84.3	83.7	169.1	167.9
Other operating, net	—	0.8	0.3	1.5
EBITDA	$517.7	$497.1	$1,000.1	$957.2

Revenues, net	$975.7	$948.2	$1,911.0	$1,849.5
EBITDA margin	53.1%	52.4%	52.3%	51.8%
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
As of June 30, 2024, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are not designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
(2) A material weakness resulting from ineffective controls over the application of U.S. GAAP guidance related to the balance sheet recognition of customer funds held for the benefit of others, which resulted in the restatement of previously issued 2023 interim consolidated financial statements as further discussed within our Annual Report on Form 10-K filed with the SEC on February 29, 2024.
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

We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 10, 2024, the defendants filed a motion to dismiss the consolidated lawsuit. The defendants dispute the allegations in the consolidated derivative action and intend to vigorously defend against the claims.
FTC Matter
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
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. Since the beginning of the Program through June 30, 2024, 32,129,909 shares have been repurchased for an aggregate purchase price of $7.5 billion, leaving the Company up to $0.6 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
The following table presents information as of June 30, 2024, with respect to purchases of common stock of the Company made during the three months ended June 30, 2024 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2024 through April 30, 2024	1,090,888	$301.46	1,071,870
May 1, 2024 through May 31, 2024	863,207	$286.27	863,106
June 1, 2024 through June 30, 2024	200,190	$258.80	200,000	$609,780

[1] During the quarter ended June 30, 2024, pursuant to our Stock Incentive Plan, we withheld 19,309 shares, at an average price per share of $298.70, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

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

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 9, 2024.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Tom Panther	Chief Financial Officer (Principal Financial Officer)
Tom Panther