Form 10-Q
period 2024-09-30
CORPAY, INC.
filed 2024-11-08
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Common Stock, $0.001 par value	69,710,982

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three and Nine Months Ended September 30, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,303,464	$1,389,648
Restricted cash	2,851,547	1,751,887
Accounts and other receivables (less allowance for credit losses of $142,048 at September 30, 2024 and $180,163 at December 31, 2023)	2,639,473	2,161,586
Securitized accounts receivable—restricted for securitization investors	1,314,000	1,307,000
Assets held for sale	66,265	—
Prepaid expenses and other current assets	606,199	474,144
Total current assets	8,780,948	7,084,265
Property and equipment, net	378,424	343,154
Goodwill	5,927,838	5,644,958
Other intangibles, net	2,152,599	2,085,663
Investments	64,606	69,521
Other assets	333,996	248,691
Total assets	$17,638,411	$15,476,252
Liabilities and equity
Current liabilities:
Accounts payable	$1,825,725	$1,624,995
Accrued expenses	434,571	356,118
Customer deposits	3,204,612	2,397,279
Securitization facility	1,314,000	1,307,000
Current portion of notes payable and lines of credit	1,177,148	819,749
Liabilities held for sale	8,034	—
Other current liabilities	385,582	320,612
Total current liabilities	8,349,672	6,825,753
Notes payable and other obligations, less current portion	5,271,596	4,596,156
Deferred income taxes	462,418	470,232
Other noncurrent liabilities	440,587	301,752
Total noncurrent liabilities	6,174,601	5,368,140
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 130,280,028 shares issued and 69,676,923 shares outstanding at September 30, 2024; and 128,759,639 shares issued and 71,715,804 shares outstanding at December 31, 2023	130	129
Additional paid-in capital	3,531,445	3,266,185
Retained earnings	8,950,450	8,192,659
Accumulated other comprehensive loss	(1,461,974)	(1,289,099)
Less treasury stock, 60,603,105 shares at September 30, 2024 and 57,043,835 shares at December 31, 2023	(7,932,768)	(6,887,515)
Total Corpay stockholders’ equity	3,087,283	3,282,359
Noncontrolling interest	26,855	—
Total equity	3,114,138	3,282,359
Total liabilities and equity	$17,638,411	$15,476,252

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$1,029,197	$970,892	$2,940,158	$2,820,399
Expenses:
Processing	223,695	208,217	640,305	618,449
Selling	94,160	85,954	283,392	253,958
General and administrative	153,659	147,839	458,698	461,879
Depreciation and amortization	89,546	84,750	258,648	252,658
Other operating, net	5	(845)	306	633
Operating income	468,132	444,977	1,298,809	1,232,822
Other expenses:
Investment loss (gain)	469	30	266	(142)
Other (income) expense, net	(101)	(13,432)	7,522	(15,110)
Interest expense, net	104,441	88,285	288,206	256,566
Loss on extinguishment of debt	5,040	—	5,040	—
Total other expenses	109,849	74,883	301,034	241,314
Income before income taxes	358,283	370,094	997,775	991,508
Provision for income taxes	82,021	98,598	240,047	265,475
Net income	276,262	271,496	757,728	726,033
Less: Net income attributable to noncontrolling interest	(135)	—	(63)	—
Net income attributable to Corpay	$276,397	$271,496	$757,791	$726,033
Earnings per share:
Basic earnings per share attributable to Corpay	$3.98	$3.71	$10.75	$9.87
Diluted earnings per share attributable to Corpay	$3.90	$3.64	$10.53	$9.72
Weighted average shares outstanding:
Basic shares	69,518	73,165	70,460	73,523
Diluted shares	70,901	74,604	71,976	74,733

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$276,262	$271,496	$757,728	$726,033
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	135,223	(157,043)	(122,723)	(16,387)
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity	—	120,269	—	120,269
Net change in derivative contracts, net of tax	(97,490)	32,103	(52,671)	43,834
Total other comprehensive income (loss), net of tax	37,733	(4,671)	(175,394)	147,716
Total comprehensive income	313,995	266,825	582,334	873,749
Comprehensive (income) loss attributable to noncontrolling interest	(587)	—	2,582	—
Comprehensive income attributable to Corpay	$313,408	$266,825	$584,916	$873,749
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$129	$3,266,185	$8,192,659	$(1,289,099)	$(6,887,515)	$3,282,359	$—	$3,282,359
Net income	—	—	229,769	—	—	229,769	34	229,803
Other comprehensive loss, net of tax	—	—	—	(51,748)	—	(51,748)	(242)	(51,990)
Acquisition of noncontrolling interest	—	—	—	—	—	—	28,057	28,057
Acquisition of common stock	—	—	—	—	(321,776)	(321,776)	—	(321,776)
Stock-based compensation	—	24,979	—	—	—	24,979	—	24,979
Issuance of common stock	1	90,837	—	—	—	90,838	—	90,838
Balance at March 31, 2024	130	3,382,001	8,422,428	(1,340,847)	(7,209,291)	3,254,421	27,849	3,282,270
Net income	—	—	251,625	—	—	251,625	38	251,663
Other comprehensive loss, net of tax	—	—	—	(158,138)	—	(158,138)	(2,999)	(161,137)
Acquisition of common stock	—	—	—	—	(633,714)	(633,714)	—	(633,714)
Stock-based compensation	—	27,108	—	—	—	27,108	—	27,108
Issuance of common stock	—	9,403	—	—	—	9,403	—	9,403
Balance at June 30, 2024	130	3,418,512	8,674,053	(1,498,985)	(7,843,005)	2,750,705	24,888	2,775,593
Net income	—	—	276,397	—	—	276,397	(135)	276,262
Other comprehensive income, net of tax	—	—	—	37,011	—	37,011	722	37,733
Acquisition of noncontrolling interest	—	—	—	—	—	—	1,380	1,380
Acquisition of common stock	—	—	—	—	(89,763)	(89,763)	—	(89,763)
Stock-based compensation	—	28,506	—	—	—	28,506	—	28,506
Issuance of common stock	—	84,427	—	—	—	84,427	—	84,427
Balance at September 30, 2024	$130	$3,531,445	$8,950,450	$(1,461,974)	$(7,932,768)	$3,087,283	$26,855	$3,114,138

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493	$—	$2,541,493
Net income	—	—	214,835	—	—	214,835	—	214,835
Other comprehensive income, net of tax	—	—	—	75,634	—	75,634	—	75,634
Acquisition of common stock	—	—	—	—	(9,597)	(9,597)	—	(9,597)
Stock-based compensation	—	26,096	—	—	—	26,096	—	26,096
Issuance of common stock	—	33,399	—	—	—	33,399	—	33,399
Balance at March 31, 2023	128	3,109,065	7,425,604	(1,434,016)	(6,218,921)	2,881,860	—	2,881,860
Net income	—	—	239,702	—	—	239,702	—	239,702
Other comprehensive income, net of tax	—	—	—	76,753	—	76,753	—	76,753
Acquisition of common stock	—	—	—	—	(2,376)	(2,376)	—	(2,376)
Stock-based compensation	—	34,748	—	—	—	34,748	—	34,748
Issuance of common stock	—	32,749	—	—	—	32,749	—	32,749
Balance at June 30, 2023	128	3,176,562	7,665,306	(1,357,263)	(6,221,297)	3,263,436	—	3,263,436
Net income	—	—	271,496	—	—	271,496	—	271,496
Other comprehensive loss, net of tax	—	—	—	(4,671)	—	(4,671)	—	(4,671)
Acquisition of common stock	—	(13,212)	—	—	(521,725)	(534,937)	—	(534,937)
Stock-based compensation	—	29,073	—	—	—	29,073	—	29,073
Issuance of common stock	1	35,053	—	—	—	35,054	—	35,054
Balance at September 30, 2023	$129	$3,227,476	$7,936,802	$(1,361,934)	$(6,743,022)	$3,059,451	$—	$3,059,451

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$757,728	$726,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,902	82,028
Stock-based compensation	80,593	89,917
Provision for credit losses on accounts and other receivables	81,561	103,495
Amortization of deferred financing costs and discounts	5,876	5,417
Amortization of intangible assets and premium on receivables	169,746	170,630
Loss on extinguishment of debt	5,040	—
Deferred income taxes	(18,985)	(18,911)
Gain on disposition of business, net	—	(13,712)
Other non-cash operating expense, net	572	491
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(584,649)	(732,813)
Prepaid expenses and other current assets	(52,944)	114,237
Derivative assets and liabilities, net	(13,077)	(7,939)
Other assets	(17,374)	33,090
Accounts payable, accrued expenses and customer deposits	788,904	832,667
Net cash provided by operating activities	1,291,893	1,384,630
Investing activities
Acquisitions, net of cash acquired	(245,719)	(429,914)
Purchases of property and equipment	(131,067)	(117,158)
Proceeds from disposal of a business, net of cash disposed	—	197,025
Other	(1,453)	4,401
Net cash used in investing activities	(378,239)	(345,646)
Financing activities
Proceeds from issuance of common stock	184,668	101,202
Repurchase of common stock	(1,039,248)	(546,910)
Borrowings on securitization facility, net	7,000	109,000
Deferred financing costs	(8,493)	(238)
Proceeds from notes payable	825,000	—
Principal payments on notes payable	(92,625)	(70,500)
Borrowings from revolver	7,167,000	6,495,000
Payments on revolver	(6,743,000)	(6,770,000)
(Payments on) borrowings from swing line of credit, net	(140,713)	180,723
Other	16,647	264
Net cash provided by (used in) financing activities	176,236	(501,459)
Effect of foreign currency exchange rates on cash	(76,414)	(30,431)
Net increase in cash and cash equivalents and restricted cash	1,013,476	507,094
Cash and cash equivalents and restricted cash, beginning of period	3,141,535	2,289,180
Cash and cash equivalents and restricted cash, end of period	$4,155,011	$2,796,274
Supplemental cash flow information
Cash paid for interest	$369,804	$327,099
Cash paid for income taxes	$264,559	$319,764

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2024
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of September 30, 2024 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses (gains), which are recorded within Other (income) expense, net in the Unaudited Consolidated Statements of Income, for the three and nine months ended September 30, 2024 and 2023 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange losses (gains)	$(1.2)	$6.4	$5.8	$6.2
The Company recorded foreign currency losses and gains on long-term intra-entity transactions included as a component of foreign currency translation gains (losses), net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency losses (gains) on long-term intra-entity transactions	$67.4	$(31.0)	$148.2	$(43.4)
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to amounts within the Unaudited Consolidated Statements of Cash Flows (in millions).

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,303,464	$1,389,648	$1,094,234	$1,435,163
Restricted cash	2,851,547	1,751,887	1,702,040	854,017
Total cash and cash equivalents and restricted cash	$4,155,011	$3,141,535	$2,796,274	$2,289,180
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
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue". Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 85% of total consolidated revenues, net, for the nine months ended September 30, 2024 and 2023. In its cross-border payments business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 8% of total consolidated revenues for the nine months ended September 30, 2024 and 2023. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% and 5% of total consolidated revenues, net for the nine months ended September 30, 2024 and 2023, respectively. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% and 2% of consolidated revenues, net for the nine months ended September 30, 2024 and 2023, respectively.
Disaggregation of Revenues
Revenues, net by segment for the three and nine months ended September 30, 2024 and 2023 was as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
Vehicle Payments	$506.8	49%	$500.6	52%	$1,511.1	51%	$1,505.8	53%
Corporate Payments	321.9	31%	257.8	27%	875.7	30%	730.0	26%
Lodging Payments	134.0	13%	141.4	15%	367.7	13%	400.3	14%
Other	66.5	6%	71.0	7%	185.6	6%	184.3	7%
Consolidated revenues, net	$1,029.2	100%	$970.9	100%	$2,940.2	100%	$2,820.4	100%

*Columns may not calculate due to rounding.

Revenue by geography for the three and nine months ended September 30, 2024 and 2023 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
United States	$572.5	56%	$561.4	58%	$1,605.7	55%	$1,609.8	57%
Brazil	144.9	14%	134.2	14%	442.4	15%	382.0	14%
United Kingdom	131.3	13%	114.5	12%	377.2	13%	333.4	12%
Other	180.5	18%	160.8	17%	514.9	18%	495.2	18%
Consolidated revenues, net	$1,029.2	100%	$970.9	100%	$2,940.2	100%	$2,820.4	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $43.4 million and $45.7 million as of September 30, 2024 and December 31, 2023, respectively. We expect to recognize approximately $32.3 million of these amounts in revenues within 12 months and the remaining $11.1 million over the next five years as of September 30, 2024. Revenue recognized in the nine months ended September 30, 2024 that was included in the deferred revenue contract liability as of December 31, 2023 was approximately $26.4 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024			December 31, 2023
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,630.2	$(3,424.7)	$205.5	$2,499.9	$(2,373.8)	$126.1
Liabilities
Accounts Payable	$3,510.4	$(3,424.7)	$85.7	$2,457.3	$(2,373.8)	$83.5
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses". The ASU, among other items, requires additional financial statement disclosures in tabular format disaggregating information about prescribed categories (including employee compensation, depreciation and amortization) underlying any relevant income statement expense captions. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. We are currently evaluating the impact this guidance will have on the disclosures within our consolidated financial statements.
2. Accounts and Other Receivables
The Company's accounts and securitized accounts receivable include the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Gross domestic accounts receivable	$1,257,556	$921,206
Gross domestic securitized accounts receivable	1,314,000	1,307,000
Gross foreign receivables	1,523,965	1,420,543
Total gross receivables	4,095,521	3,648,749
Less allowance for credit losses	(142,048)	(180,163)
Net accounts and securitized accounts receivables	$3,953,473	$3,468,586
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

A roll forward of the Company’s allowance for credit losses related to accounts receivable for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	2024	2023
Allowance for credit losses beginning of period	$180,163	$149,846
Provision for credit losses	81,561	103,495
Write-offs	(115,856)	(92,406)
Recoveries	8,272	8,242
Impact of foreign currency	(12,092)	1,737
Allowance for credit losses end of period	$142,048	$170,914
The provision for credit losses decreased during the nine months ended September 30, 2024 versus the comparable prior period primarily due to improved customer loss rates in the Company's U.S. Vehicle Payments business. Write-offs include fully reserved receivables against the allowance.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Overnight deposits	$163,274	$—	$163,274	$—
Money market	165,056	—	165,056	—
Certificates of deposit	415,338	—	415,338	—
Treasury bills	526,789	—	526,789	—
Interest rate swaps	3,632	—	3,632	—
Cross-currency interest rate swaps	14,841	—	14,841	—
Foreign exchange contracts	475,447	—	475,447	—
Total assets	$1,764,377	$—	$1,764,377	$—
Cash collateral for foreign exchange contracts	$49,423
Liabilities:
Interest rate swaps	$53,267	$—	53,267	—
Cross-currency interest rate swaps	80,147	—	80,147	—
Foreign exchange contracts	386,900	—	386,900	—
Total liabilities	$520,314	$—	$520,314	$—
Cash collateral obligation for foreign exchange contracts	$499,200

December 31, 2023
Assets:
Overnight deposits	$256,466	$—	$256,466	$—
Money market	376,465	—	376,465	—
Certificates of deposit	266,316	—	266,316	—
Treasury bills	236,505	—	236,505	—
Interest rate swaps	23,485	—	23,485	—
Foreign exchange contracts	320,216	—	320,216	—
Total assets	$1,479,453	$—	$1,479,453	$—
Cash collateral for foreign exchange contracts	$39,219
Liabilities:
Interest rate swaps	$55,796	$—	$55,796	$—
Cross-currency interest rate swap	14,522	—	14,522	—
Foreign exchange contracts	244,745	—	244,745	—
Total liabilities	$315,063	$—	$315,063	$—
Cash collateral obligation for foreign exchange contracts	$180,168
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for September 30, 2024 and December 31, 2023.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $64.6 million and $69.5 million at September 30, 2024 and December 31, 2023, respectively.
4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. On November 5, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $9.1 billion.

During the nine months ended September 30, 2024, the Company repurchased 3,559,270 shares for an aggregate purchase price of $1.0 billion. Since the beginning of the Program through September 30, 2024, 32,438,132 shares have been repurchased for an aggregate purchase price of $7.6 billion, leaving the Company up to $1.5 billion of remaining authorization available under the Program for future repurchases of shares of its common stock following the November 5, 2024 Board authorization.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$4,696	$4,921	$15,938	$18,482
Restricted stock	23,810	24,152	64,655	71,435
Stock-based compensation	$28,506	$29,073	$80,593	$89,917
The tax benefits recorded on stock-based compensation and upon the exercises of options were $33.1 million and $28.6 million for the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of September 30, 2024 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$37,540	2.02
Restricted stock	60,325	0.83
Total	$97,865
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the nine months ended September 30, 2024 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,983	$192.18	3,182	$163.54		$451,039
Granted	142	273.01			$95.98
Exercised	(1,129)	163.37				$142,959
Forfeited	(88)	229.38
Outstanding at September 30, 2024	3,908	$202.60	2,333	$170.91		$430,713
Expected to vest as of September 30, 2024	726	$235.75
The aggregate intrinsic value of stock options exercisable at September 30, 2024 was $331.0 million. The weighted average remaining contractual term of options exercisable at September 30, 2024 was 3.1 years.

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the nine months ended September 30, 2024 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	542	$219.61
Granted	460	276.44
Issued	(392)	225.09
Cancelled	(144)	257.04
Outstanding at September 30, 2024	466	$259.55
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
In July 2024, the Company acquired 100% of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $179.2 million, net of cash and cash equivalents and restricted cash acquired of $309 million. The acquisition expands Corpay's presence in several markets, including education, healthcare, hospitality and manufacturing.
Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition. Results from the Zapay acquisition have been included in the Company's Vehicle Payments segment and the results of Paymerang have been included in the Company's Corporate Payments segment.
Acquisition accounting is preliminary for the 2024 acquisitions as the Company is still completing the valuation for intangible assets, income taxes, working capital, contingencies and the non-controlling interest (for Zapay). The provisional estimated fair value of the Zapay noncontrolling interest was based on the price the Company paid for its 70% controlling interest. Noncompete agreements signed in conjunction with these acquisitions were accounted for separately from the business acquisition.
The following table summarizes the preliminary acquisition accounting for the business acquisitions noted above (in thousands):

Trade and other receivables	$12,632
Prepaid expenses and other current assets	1,330
Other long term assets	3,589
Goodwill	380,248
Intangibles	245,503
Accounts payable	(9,839)
Other current liabilities	(302,203)
Other noncurrent liabilities	(63,102)
Total fair value of net assets acquired	$268,158
Less: Noncontrolling interest	(29,437)
Aggregate purchase price, net of cash acquired	$238,721
The preliminary estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	7 to Indefinite	$22,738
Proprietary technology	4 to 5	18,385
Customer and vendor relationships	2 to 20	204,380
		$245,503

During the nine months ended September 30, 2024, the Company also completed asset acquisitions for approximately $6.7 million.
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
Acquisition accounting for the 2023 acquisitions was finalized during the first quarter of 2024 (for Global Reach, Mina and Business Gateway AG) and during the third quarter of 2024 (for PaybyPhone) as the measurement periods closed. There were no material measurement period adjustments recorded during the three and nine months ended September 30, 2024.
The following table summarizes the acquisition accounting, in aggregate, for the business acquisitions noted above (in thousands):

Trade and other receivables	$9,299
Prepaid expenses and other current assets	46,425
Other long term assets	13,302
Goodwill	383,851
Intangibles	158,689
Accounts payable	(25,238)
Other current liabilities	(132,132)
Other noncurrent liabilities	(18,923)
Aggregate purchase price, net of cash acquired	$435,273
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	2 to Indefinite	$12,459
Proprietary technology	5 to 7	11,885
Customer relationships	6 to 20	134,345
		$158,689

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2023	Acquisitions[1]	Transferred to Held for Sale[2]	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2024
Goodwill	$5,644,958	$380,248	$(58,220)	$1,058	$(40,206)	$5,927,838
1 Reflects the recognition of preliminary goodwill related to the acquisitions completed by the Company during the nine months ended September 30, 2024. Of this amount, $73.2 million was assigned to the Vehicle Payments segment and $307.0 million was assigned to the Corporate Payments segment.
2 Reflects the reclassification of goodwill within the Vehicle Payments segment to held for sale during the second quarter of 2024. See Note 15.
As of September 30, 2024 and December 31, 2023, other intangibles consisted of the following (in thousands):

		September 30, 2024			December 31, 2023
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.4	$3,236,866	$(1,636,204)	$1,600,662	$3,044,522	$(1,511,173)	$1,533,349
Trade names and trademarks—indefinite lived	N/A	441,727	—	441,727	440,900	—	440,900
Trade names and trademarks—other	2.7	59,614	(19,185)	40,429	51,510	(15,334)	36,176
Software	5.7	313,885	(252,687)	61,198	299,780	(238,819)	60,961
Non-compete agreements	4.4	77,385	(68,802)	8,583	85,111	(70,834)	14,277
Total other intangibles		$4,129,477	$(1,976,878)	$2,152,599	$3,921,823	$(1,836,160)	$2,085,663
N/A = Not Applicable
Changes in foreign exchange rates resulted in $15.6 million decrease to the net carrying values of other intangibles in the nine months ended September 30, 2024. Amortization expense related to intangible assets for the nine months ended September 30, 2024 and 2023 was $169.6 million and $169.5 million, respectively.
The future estimated amortization of intangible assets at September 30, 2024 is as follows (in thousands):

Remaining 2024	$58,514
2025	208,124
2026	190,086
2027	182,580
2028	177,954
Thereafter	893,614

8. Debt
The Company is party to a $7.5 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement includes a Term Loan A, a Term Loan B, and a revolving credit facility. As noted in footnote 2, the Company is also party to the Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	September 30, 2024	December 31, 2023
Term Loan A note payable, net of discounts	$3,124,083	$2,882,595
Term Loan B note payable, net of discounts	2,332,132	1,840,244
Revolving line of credit facilities	975,000	692,318
Other obligations	17,529	748
Total notes payable, credit agreements, and other obligations	6,448,744	5,415,905
Securitization Facility	1,314,000	1,307,000
Total debt	$7,762,744	$6,722,905
Current portion	$2,491,148	$2,126,749
Long-term portion	5,271,596	4,596,156
Total debt	$7,762,744	$6,722,905
On September 26, 2024, the Company entered into the fifteenth amendment to the Credit Agreement. The amendment a) increased the Term Loan B commitments by $500 million and b) removed the SOFR adjustment margin of 0.10% from the calculation of interest on Term Loan B borrowings. The Company used the Term Loan B proceeds to pay down existing borrowings under the revolving credit facility. The maturity dates and the interest rates for the revolving credit facility and Term Loan A commitments were unchanged by this amendment.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at September 30, 2024.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at September 30, 2024 were as follows (in thousands):

Remaining 2024	$1,040,092
2025	190,250
2026	190,250
2027	2,779,313
2028	2,266,875
Thereafter	—
Total principal payments	6,466,780
Less: debt discounts and issuance costs included in debt	(18,036)
Total notes payable, credit agreements, and other obligations	$6,448,744
9. Income Taxes
The Company's effective tax rate was 22.9% and 26.6% for the three months ended September 30, 2024 and 2023, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended September 30, 2024 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended September 30, 2024, the effective tax rate decreased compared to the three months ended September 30, 2023 due to discrete items of $15.0 million mainly attributable to excess tax benefit on stock option exercises.
The Company's effective tax rate was 24.1% and 26.8% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the effective tax rate decreased compared to the prior period due to discrete items of approximately $31 million primarily due to incremental excess tax benefit on stock option exercises and decreases in state taxes due to adjustments of state tax apportionment percentages for prior years.

10. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method. The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Corpay	$276,397	$271,496	$757,791	$726,033
Denominator for basic earnings per share	69,518	73,165	70,460	73,523
Dilutive securities	1,383	1,439	1,516	1,210
Denominator for diluted earnings per share	70,901	74,604	71,976	74,733
Basic earnings per share attributable to Corpay	$3.98	$3.71	$10.75	$9.87
Diluted earnings per share attributable to Corpay	$3.90	$3.64	$10.53	$9.72
Diluted earnings per share attributable to Corpay for the three months ended September 30, 2024 and 2023 excludes the effect of 0.2 million and 0.7 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share attributable to Corpay also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended September 30, 2024 and 2023.
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

The Company’s segment results are as follows for the three and nine month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024[1]	2023[2]	2024[1]	2023[2]
Revenues, net:
Vehicle Payments	$506,803	$500,632	$1,511,142	$1,505,752
Corporate Payments	321,850	257,842	875,725	730,026
Lodging Payments	134,023	141,389	367,695	400,287
Other	66,521	71,029	185,596	184,334
	$1,029,197	$970,892	$2,940,158	$2,820,399
Operating income:
Vehicle Payments	$244,308	$244,908	$712,028	$700,894
Corporate Payments	136,876	104,903	362,143	280,993
Lodging Payments	65,501	74,023	169,169	196,832
Other	21,447	21,143	55,469	54,103
	$468,132	$444,977	$1,298,809	$1,232,822
Depreciation and amortization:
Vehicle Payments	$50,635	$49,905	$150,722	$152,181
Corporate Payments	23,845	20,417	65,346	58,356
Lodging Payments	12,328	12,189	35,923	35,248
Other	2,738	2,239	6,657	6,873
	$89,546	$84,750	$258,648	$252,658
1 Results from Zapay acquired in the first quarter of 2024 are reported in the Vehicle Payments segment from the date of acquisition. Results from Paymerang acquired in the third quarter of 2024 are reported in the Corporate Payments segment from the date of acquisition.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $78.0 billion and $56.6 billion as of September 30, 2024 and December 31, 2023. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$841.6	$753.1	$475.4	$386.9

	December 31, 2023
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$594.9	$519.4	$320.2	$244.7
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, the Company had received collateral of $49.4 million and $39.2 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At September 30, 2024 and December 31, 2023, the Company had posted collateral of $499.2 million and $180.2 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2024 and December 31, 2023 (in millions):

		September 30, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$343.3	$254.2
Derivative Assets	Other assets	$132.2	$66.0
Derivative Liabilities	Other current liabilities	$261.5	$190.4
Derivative Liabilities	Other noncurrent liabilities	$125.4	$54.3

Cash Flow Hedges
During September 2024, the Company entered into four additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a total notional U.S. dollar value of $500 million as shown disaggregated in the table below. As of September 30, 2024, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	4.02%	7/31/2025
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $38.1 million and $24.6 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the nine months ended September 30, 2024 and 2023, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2024 and December 31, 2023 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		September 30, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$3.6	$23.5
Swap contracts	Other current liabilities	$10.9	$—
Swap contracts	Other noncurrent liabilities	$42.4	$55.8
As of September 30, 2024, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings within the next 12 months is approximately $7.1 million.
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
At September 30, 2024, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.85%	4/15/2027
Canadian Dollar (CAD)	$500	0.602%	5/7/2027
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $8.9 million and $6.4 million in interest expense, net for the nine months ended September 30, 2024 and 2023, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2024 and December 31, 2023 (in millions).

		September 30, 2024	December 31, 2023
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$14.8	$—
Net investment hedge	Other current liabilities	$—	$14.5
Net investment hedge	Other noncurrent liabilities	$80.1	$—
In October 2024, the Company terminated its existing CAD cross-currency interest rate swaps designated as net investment hedges and subsequently entered into five new cross-currency interest rate swaps designated as net investment hedges of its investments in CAD-denominated operations. These contracts effectively convert an aggregate $800 million of U.S. dollar equivalent to an obligation denominated in CAD, and partially offset the impact of changes in currency rates on our CAD-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a weighted average interest rate savings of 0.971% on the USD notional.
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	September 30, 2024
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2023	$(1,258,282)	$(30,817)	$(1,289,099)
Other comprehensive (loss) income before reclassifications	(120,204)	(31,461)	(151,665)
Amounts reclassified from AOCL	—	(38,100)	(38,100)
Tax effect	—	16,890	16,890
Other comprehensive (loss) income, net of tax	(120,204)	(52,671)	(172,875)
Balance at September 30, 2024	$(1,378,486)	$(83,488)	$(1,461,974)
Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the table above, for the nine months ended September 30, 2024 consisted of foreign currency translation losses of $2.6 million.

	September 30, 2023
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income Attributable to Corpay
Balance at December 31, 2022	$(1,518,640)	$8,990	$(1,509,650)
Other comprehensive (loss) income before reclassifications	(16,387)	71,500	55,113
Amounts reclassified from AOCL	120,269	(24,603)	95,666
Tax effect	—	(3,063)	(3,063)
Other comprehensive income, net of tax	103,882	43,834	147,716
Balance at September 30, 2023	$(1,414,758)	$52,824	$(1,361,934)
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

At September 30, 2024, the carrying value of the assets held for sale consists of current assets of approximately $8.0 million and goodwill of $58.2 million. The Company is in the process of estimating the impact of this transaction on its financial results, but expects to recognize a pre-tax gain on disposal.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and nine months ended September 30, 2024 and 2023, with period-over-period comparisons between these periods. A detailed discussion of 2023 items and period-over-period comparisons between the three and nine months ended September 30, 2023 and 2022 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
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

Russia Disposition
We completed the sale of our Russia business on August 15, 2023. The sale included the entirety of our operations in Russia and resulted in a complete exit from the Russia market. Our business in Russia accounted for approximately $62.0 million of our consolidated income before income taxes for the nine months ended September 30, 2023. The Russia business was historically reported within our Vehicle Payments segment.
Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three and nine months ended September 30, 2024 and 2023, (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024	2023	2024	2023
Revenues, net	$1,029.2	$970.9	$2,940.2	$2,820.4
Net income attributable to Corpay	$276.4	$271.5	$757.8	$726.0
Net income per diluted share attributable to Corpay	$3.90	$3.64	$10.53	$9.72

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA and EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA and EBITDA margin for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024	2023	2024	2023
Adjusted net income attributable to Corpay	$354.5	$335.1	$980.9	$932.5
Adjusted net income per diluted share attributable to Corpay	$5.00	$4.49	$13.63	$12.48
EBITDA	$557.7	$528.9	$1,557.8	$1,486.1
EBITDA margin	54.2%	54.5%	53.0%	52.7%

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

Revenues, net, by Segment. For the three and nine months ended September 30, 2024 and 2023, our segments generated the following revenue (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2024		2023		2024		2023
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$506.8	49%	$500.6	52%	$1,511.1	51%	$1,505.8	53%
Corporate Payments	321.9	31%	257.8	27%	875.7	30%	730.0	26%
Lodging Payments	134.0	13%	141.4	15%	367.7	13%	400.3	14%
Other	66.5	6%	71.0	7%	185.6	6%	184.3	7%
Consolidated revenues, net	$1,029.2	100%	$970.9	100%	$2,940.2	100%	$2,820.4	100%
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
Revenues, net, by Geography. Revenues, net by geography for the three and nine months ended September 30, 2024 and 2023, were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2024		2023		2024		2023
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$572.5	56%	$561.4	58%	$1,605.7	55%	$1,609.8	57%
Brazil	144.9	14%	134.2	14%	442.4	15%	382.0	14%
United Kingdom	131.3	13%	114.5	12%	377.2	13%	333.4	12%
Other	180.5	18%	160.8	17%	514.9	18%	495.2	18%
Consolidated revenues, net	$1,029.2	100%	$970.9	100%	$2,940.2	100%	$2,820.4	100%
*Columns may not calculate due to rounding.

Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended September 30, 2024 and 2023, were as follows (in millions except revenues, net per key performance indicator)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2024	2023	Change	% Change	2024	2023	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$506.8	$500.6	$6.2	1%	$522.1	$501.3	$20.8	4%
'- Transactions	206.7	152.8	53.9	35%	206.7	193.7	13.0	7%
'- Revenues, net per transaction	$2.45	$3.28	$(0.83)	(25)%	$2.53	$2.59	$(0.06)	(2)%
'- Tag transactions[3]	21.6	20.0	1.7	8%	21.6	20.0	1.7	8%
'- Parking transactions	61.7	9.3	52.4	NM	61.7	56.1	5.6	10%
'- Fleet transactions	113.3	117.6	(4.3)	(4)%	113.3	111.7	1.6	1%
'- Other transactions	10.0	5.9	4.1	69%	10.0	5.9	4.1	69%
CORPORATE PAYMENTS
'- Revenues, net	$321.9	$257.8	$64.0	25%	$320.3	$271.2	$49.1	18%
'- Spend volume	$42,808	$39,437	$3,371	9%	$42,808	$40,079	$2,729	7%
'- Revenue, net per spend $	0.75%	0.65%	0.10%	15%	0.75%	0.68%	0.07%	11%
LODGING PAYMENTS
'- Revenues, net	$134.0	$141.4	$(7.4)	(5)%	$133.9	$141.4	$(7.5)	(5)%
'- Room nights	10.1	9.2	0.9	10%	10.1	9.2	0.9	10%
'- Revenues, net per room night	$13.28	$15.41	$(2.12)	(14)%	$13.27	$15.41	$(2.14)	(14)%
OTHER[1]
'- Revenues, net	$66.5	$71.0	$(4.5)	(6)%	$66.5	$71.0	$(4.6)	(6)%
'- Transactions	353.3	324.0	29.3	9%	353.3	324.0	29.3	9%
'- Revenues, net per transaction	$0.19	$0.22	$(0.03)	(14)%	$0.19	$0.22	$(0.03)	(14)%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$1,029.2	$970.9	$58.3	6%	$1,042.8	$984.9	$57.9	6%

[1] Other includes Gift and Payroll Card operating segments.
[2] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[3] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for 2024 is 7.2 million
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
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, the U.K., and in other locations internationally. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble (for periods prior to the disposition of our Russian business), relative to the U.S. dollar. Approximately 55% and 57% of our revenue in the nine months ended September 30, 2024 and 2023, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.
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
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% and 11% of revenues, net were directly impacted by changes in fuel price in the nine months ended September 30, 2024 and 2023, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in both the nine months ended September 30, 2024 and 2023. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 27, 2023, the U.S. Federal Open Market Committee increased the target federal funds rate eleven times for a total rate increase of 5.25% and on September 18, 2024 and November 7, 2024, lowered the target federal funds rate by 0.50% and 0.25%, respectively. Additional rate changes are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of September 30, 2024, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of September 30, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We are currently evaluating the impact of the enacted legislation effective January 1, 2025 to our financial statements and continue to closely monitor regulatory developments to assess potential impacts.
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
•In July 2024, we acquired 100% of Paymerang, a U.S. based leader in accounts payables automation solutions, for approximately $179.2 million, net of cash and cash equivalents and restricted cash acquired of $309 million. The acquisition expands our presence in several market verticals, including education, healthcare, hospitality and manufacturing. Results from Paymerang are reported in our Corporate Payments segment.
•During the nine months ended September 30, 2024, the Company also completed asset acquisitions for approximately $6.7 million.
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

Results of Operations
Three months ended September 30, 2024 compared to the three months ended September 30, 2023
The following table sets forth selected unaudited consolidated statements of income for the three months ended September 30, 2024 and 2023 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2024	% of Total Revenues, net	Three Months Ended September 30, 2023	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$506.8	49.2%	$500.6	51.6%	$6.2	1.2%
Corporate Payments	321.9	31.3%	257.8	26.6%	64.0	24.8%
Lodging Payments	134.0	13.0%	141.4	14.6%	(7.4)	(5.2)%
Other	66.5	6.5%	71.0	7.3%	(4.5)	(6.3)%
Total revenues, net	1,029.2	100.0%	970.9	100.0%	58.3	6.0%
Consolidated operating expenses:
Processing	223.7	21.7%	208.2	21.4%	15.5	7.4%
Selling	94.2	9.1%	86.0	8.9%	8.2	9.5%
General and administrative	153.7	14.9%	147.8	15.2%	5.8	3.9%
Depreciation and amortization	89.5	8.7%	84.8	8.7%	4.8	5.7%
Other operating, net	—	NM	(0.8)	(0.1)%	0.9	NM
Operating income	468.1	45.5%	445.0	45.8%	23.2	5.2%
Investment loss	0.5	NM	—	NM	—	NM
Other (income) expense, net	(0.1)	—%	(13.4)	(1.4)%	13.3	NM
Interest expense, net	104.4	10.1%	88.3	9.1%	16.2	18.3%
Loss on extinguishment of debt	5.0	0.5%	—	—%	5.0	NM
Provision for income taxes	82.0	8.0%	98.6	10.2%	(16.6)	(16.8)%
Net income	276.3	26.8%	271.5	28.0%	4.8	1.8%
Less: Net income attributable to noncontrolling interest	(0.1)	NM	—	—%	(0.1)	NM
Net income attributable to Corpay	$276.4	26.9%	$271.5	28.0%	$4.9	1.8%

Operating income by segment:
Vehicle Payments	$244.3		$244.9		$(0.6)	(0.2)%
Corporate Payments	136.9		104.9		32.0	30.5%
Lodging Payments	65.5		74.0		(8.5)	(11.5)%
Other	21.4		21.1		0.3	1.4%
Total operating income	$468.1		$445.0		$23.2	5.2%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,029.2 million in the three months ended September 30, 2024, an increase of 6.0% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 6%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 3% from acquisitions completed in 2023 and 2024. This growth was partially offset by approximately $13 million, or 1%, from the disposition of our Russia business in August 2023 and the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $14 million on our consolidated revenues for the three months ended September 30, 2024 over the comparable period in 2023. This negative impact was driven primarily by unfavorable foreign exchange rates of approximately

$17 million mostly in our Brazil and Mexico businesses and the unfavorable impact of fuel prices of approximately $5 million, partially offset by favorable fuel price spreads of approximately $8 million.
Consolidated operating expenses
Processing. Processing expenses were $223.7 million in the three months ended September 30, 2024, an increase of 7.4% compared to the prior period. Increases in processing expenses were primarily due to approximately $11 million of expenses related to acquisitions completed in 2023 and 2024, higher variable expenses driven by increased transaction volumes and investments to drive future growth. The increases were partially offset by the impact of foreign exchange rates of approximately $5 million and lower bad debt of $1 million due to our shift away from micro-SMB (small-medium business) clients in the U.S.
Selling. Selling expenses were $94.2 million in the three months ended September 30, 2024, an increase of 9.5% from the prior period. Increases in selling expenses were primarily due to increased commissions from higher sales volume and approximately $5 million of expenses related to acquisitions completed in 2023 and 2024. These increases were partially offset by the impact of foreign exchange rates of approximately $1 million and the impact of the disposition of our Russia business of approximately $1 million.
General and administrative. General and administrative expenses were $153.7 million in the three months ended September 30, 2024, an increase of 3.9% from the prior period. The increase in general and administrative expenses was primarily due to approximately $8 million of expenses related to acquisitions completed in 2023 and 2024. These increases were partially offset by lower stock-based compensation expense of approximately $1 million, the impact of the disposition of our Russia business of approximately $1 million and the impact of foreign exchange rates of approximately $1 million.
Depreciation and amortization. Depreciation and amortization expenses were $89.5 million in the three months ended September 30, 2024, an increase of 5.7% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and acquisitions completed in 2023 and 2024. These increases were partially offset by the favorable impact of foreign exchange rates of approximately $2 million and the impact of the disposition of our Russia business of approximately $1 million.
Consolidated operating income
Consolidated operating income was $468.1 million in the three months ended September 30, 2024, an increase of 5.2% compared to the prior period due to the reasons discussed above.
Other (income) expense, net. Other (income) expense, net was $13.4 million in the three months ended September 30, 2023, which primarily represents the net gain of approximately $13.7 million resulting from the disposal of our Russia business during the third quarter of 2023.
Interest expense, net. Interest expense, net was $104.4 million in the three months ended September 30, 2024, an increase of $16.2 million from the prior period. The increase in net interest expense was primarily due to increased borrowings used for acquisitions and share repurchases and lower interest income due to the sale of our Russia business and higher interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2024	2023
Term Loan A	6.78%	6.73%
Term Loan B	7.13%	7.10%
Revolving line of credit A & B (USD)	6.77%	6.75%
Revolving line of credit B (GBP)	6.61%	5.71%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended September 30, 2024, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense of $16.6 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $82.0 million and 22.9%, respectively, for the three months ended September 30, 2024, compared to $98.6 million and 26.6%, respectively, for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended September 30, 2024 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income, and foreign withholding taxes on interest income from intercompany notes. For the three months ended September 30, 2024, the effective tax rate decreased compared to the prior period due to discrete items of $15 million mainly due to incremental excess tax benefit on stock option exercises.

Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $276.4 million, or 1.8%, from the prior period, during the three months ended September 30, 2024.
Segment Results
Vehicle Payments
Vehicle Payments revenues were $506.8 million in the three months ended September 30, 2024, an increase of 1.2% from the prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 4%, driven by 7% organic increases in transactions and revenue per transaction across certain businesses and geographies, new sales growth in our international markets, the impact of acquisitions, which contributed approximately $10 million in revenue, and favorable fuel price spreads of approximately $8 million. These increases were partially offset by the disposition of our Russia business in August 2023, which lowered revenue by approximately $13 million, unfavorable changes in foreign exchange rates on revenue of $19 million and the unfavorable impact of fuel prices of approximately $5 million.
Vehicle Payments operating income remained relatively constant at $244.3 million in the three months ended September 30, 2024 despite the impact of the disposition of our Russia business, which resulted in lower operating income of approximately $12 million.
Corporate Payments
Corporate Payments revenues were $321.9 million in the three months ended September 30, 2024, an increase of 24.8% from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 18%, driven by 7% growth in spend volume, strong new sales in our payables and cross-border solutions and the impact of our Paymerang acquisition, which contributed approximately $13 million in revenues.
Corporate Payments operating income was $136.9 million in the three months ended September 30, 2024, an increase of 30.5% from the prior period. Corporate Payments operating income and margin increased primarily due to organic revenue growth, operating leverage and integration synergies, as revenues grew faster than expenses, partially offset by higher selling expenses incurred to grow the business.
Lodging Payments
Lodging Payments revenues were $134.0 million in the three months ended September 30, 2024, a decrease of 5.2% from the prior period. The decrease in Lodging Payments revenues was primarily due to insurance commissions recognized in the prior year that did not recur in 2024, offset by an increase in room night volume driven by an improvement in same store sales and weather-driven emergency services.
Lodging Payments operating income was $65.5 million in the three months ended September 30, 2024, a decrease of 11.5% from the prior period. Lodging Payments operating income and margin declined due to the reasons discussed above.
Other
Other revenues were $66.5 million in the three months ended September 30, 2024, a decrease of 6.3% from the prior period, due to lower volume in our payroll card business and timing of transactions in our gift business.
Other operating income was $21.4 million in the three months ended September 30, 2024, an increase of 1% from the prior period, primarily due to expense management actions offsetting the revenue decline.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
The following table sets forth selected unaudited consolidated statements of income for the nine months ended September 30, 2024 and 2023 (in millions, except percentages)*.

(Unaudited)	Nine months ended September 30, 2024	% of Total Revenues, net	Nine months ended September 30, 2023	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$1,511.1	51.4%	$1,505.8	53.4%	$5.3	0.4%
Corporate Payments	875.7	29.8%	730.0	25.9%	145.7	20.0%
Lodging Payments	367.7	12.5%	400.3	14.2%	(32.6)	(8.1)%
Other	185.6	6.3%	184.3	6.5%	1.3	0.7%
Total revenues, net	2,940.2	100.0%	2,820.4	100.0%	119.7	4.2%
Consolidated operating expenses:
Processing	640.3	21.8%	618.4	21.9%	21.9	3.5%
Selling	283.4	9.6%	254.0	9.0%	29.4	11.6%
General and administrative	458.7	15.6%	461.9	16.4%	(3.2)	(0.7)%
Depreciation and amortization	258.6	8.8%	252.7	9.0%	6.0	2.4%
Other operating, net	0.3	NM	0.6	—%	(0.3)	NM
Operating income	1,298.8	44.2%	1,232.8	43.7%	65.9	5.3%
Investment loss (gain)	0.3	NM	(0.1)	NM	0.4	NM
Other expense (income), net	7.5	0.3%	(15.1)	(0.5)%	22.6	NM
Interest expense, net	288.2	9.8%	256.6	9.1%	31.6	12.3%
Loss on extinguishment of debt	5.0	0.2%	—	—%	5.0	NM
Provision for income taxes	240.0	8.2%	265.5	9.4%	(25.4)	(9.6)%
Net income	757.7	25.8%	726.0	25.7%	31.6	4.4%
Less: Net income attributable to noncontrolling interest	(0.1)	NM	—	—%	(0.1)	NM
Net income attributable to Corpay	$757.8	25.8%	$726.0	25.7%	$31.7	4.4%

Operating income by segment:
Vehicle Payments	$712.0		$700.9		$11.1	1.6%
Corporate Payments	362.1		281.0		81.2	28.9%
Lodging Payments	169.2		196.8		(27.7)	(14.1)%
Other	55.5		54.1		1.4	2.6%
Total operating income	$1,298.8		$1,232.8		$65.9	5.3%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $2,940.1 million in the nine months ended September 30, 2024, an increase of 4.2% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 6%, driven by increases in spend and transaction volumes, implementation and ramping of new sales, and business initiatives. Consolidated revenues also grew 2% from acquisitions completed in 2023 and 2024, but were negatively impacted by approximately $77 million, or 3%, from the disposition of our Russia business in August 2023 and the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $20 million on our consolidated revenues for the nine months ended September 30, 2024 over the comparable period in 2023, driven primarily by unfavorable foreign exchange rates of approximately $13 million, mostly in our

Brazil business, and the unfavorable impact of fuel prices of approximately $8 million, partially offset by favorable fuel price spreads of approximately $1 million.
Consolidated operating expenses
Processing. Processing expenses were $640.3 million in the nine months ended September 30, 2024, an increase of 3.5% compared to the prior period. Increases in processing expenses were primarily due to approximately $23 million of expenses related to acquisitions completed in 2023 and 2024, higher variable expenses driven by increased transaction volumes and investments to drive future growth. The increases were partially offset by lower bad debt of $22 million due to our shift away from micro-SMB (small-medium business) clients in the U.S, the impact of foreign exchange rates of approximately $4 million and the impact of the disposition of our Russia business of approximately $3 million.
Selling. Selling expenses were $283.4 million in the nine months ended September 30, 2024, an increase of 11.6% from the prior period. Increases in selling expenses were primarily due to increased commissions from higher sales volume and approximately $11 million of expenses related to acquisitions completed in 2023 and 2024. The increases were partially offset by the impact of the disposition of our Russia business of approximately $5 million.
General and administrative. General and administrative expenses were $458.7 million in the nine months ended September 30, 2024, a decrease of 0.7% from the prior period. The decrease in general and administrative expenses was primarily due to lower overhead expense due to disciplined expense management, lower stock-based compensation expense of approximately $9 million and the impact of the disposition of our Russia business of approximately $6 million. These decreases were partially offset by the impact of acquisitions completed in 2023 and 2024 of approximately $20 million.
Depreciation and amortization. Depreciation and amortization expenses were $258.6 million in the nine months ended September 30, 2024, an increase of 2.4% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and approximately $10 million of expenses related to acquisitions completed in 2023 and 2024. These increases were offset by the impact of the disposition of our Russia business of approximately $3 million.
Consolidated operating income
Operating income was $1,298.8 million in the nine months ended September 30, 2024, an increase of 5.3% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above.
Other expense (income), net. Other expense (income), net was $7.5 million in the nine months ended September 30, 2024, which primarily represents the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $288.2 million in the nine months ended September 30, 2024, an increase of $31.6 million from the prior period. The increase in interest expense was primarily due to higher interest rates and increased borrowings for acquisitions and share repurchases and lower interest income due to the sale of our Russia business. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30,
(Unaudited)	2024	2023
Term Loan A	6.80%	6.39%
Term Loan B	7.16%	6.73%
Revolving line of credit A & B (USD)	6.78%	6.40%
Revolving line of credit B (GBP)	6.60%	5.49%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the nine months ended September 30, 2024, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $47.0 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $240.0 million and 24.1% for the nine months ended September 30, 2024, compared to $265.5 million and 26.8% for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. The decrease in the provision for income taxes for the nine months ending September 30, 2024 over the comparable period in 2023 was due to discrete items of approximately $31 million, primarily due to incremental excess tax benefit on stock option exercises and decreases in state taxes due to adjustments of state tax apportionment percentages for prior years.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $757.8 million in the nine months ended September 30, 2024, an increase of 4.4% from the prior period.

Segment Results
Vehicle Payments
Vehicle Payments revenues were relatively flat at $1,511.1 million in the nine months ended September 30, 2024. Vehicle Payments revenues increased primarily due to organic revenue growth of 4% driven by new sales growth and the impact of acquisitions, which contributed approximately $30 million in revenue. These increases were offset by the disposition of our Russia business in August 2023, which lowered revenue by approximately $77 million and the negative impact of the macroeconomic environment of approximately $21 million. The negative macroeconomic environment was driven primarily by unfavorable changes in foreign exchange rates on revenue of $15 million and unfavorable fuel prices of $8 million, partially offset by slightly favorable fuel price spreads of approximately $1 million.
Vehicle Payments operating income was $712.0 million in the nine months ended, an increase of 1.6% from the prior period due to the reasons discussed above, as well as lower bad debt of approximately $26 million, as we shifted away from micro-SMB clients to higher credit quality customers in the U.S. in 2023.
Corporate Payments
Corporate Payments revenues were $875.7 million in the nine months ended September 30, 2024, an increase of 20.0%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 18%, driven by a 9% growth in spend volume, strong new sales in our payables and cross-border solutions and the impact of our Paymerang acquisition, which contributed approximately $13 million in revenue.
Corporate Payments operating income was $362.1 million in the nine months ended September 30, 2024, an increase of 28.9% from the prior period. Corporate Payments operating income and margin increased primarily due to reasons discussed above, as well as operating leverage and integration synergies, as revenues grew faster than expenses, partially offset by higher selling expenses incurred to grow the business.
Lodging Payments
Lodging Payments revenues were $367.7 million in the nine months ended September 30, 2024, a decrease of 8.1% from the prior period. The decrease in Lodging Payments revenues was primarily due to insurance commissions recognized in the prior year that did not recur in 2024 and a decline in room nights in our airline and insurance businesses from prior year.
Lodging Payments operating income was $169.2 million in the nine months ended September 30, 2024, a decrease of 14.1% from the prior period. Lodging Payments operating income and margin declined from the prior period due to the reasons discussed above.
Other
Other revenues were $185.6 million in the nine months ended September 30, 2024, an increase of 0.7% from the prior period, driven by the timing of gift card sales and increases in gift card transaction volume, partially offset by lower volume in our payroll card business.
Other operating income was $55.5 million in the nine months ended September 30, 2024, an increase of 3% from the prior period due to the reasons discussed above.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility and Securitization Facility (each defined below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for at least the next 12 months and into the foreseeable future, based on our current assumptions. At September 30, 2024, we had approximately $2.1 billion in total liquidity, consisting of approximately $0.8 billion available under our Credit Facility and unrestricted cash of $1.3 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging Payments business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2024, we had no additional liquidity under our Securitization Facility.

We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2024 and 2023 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2024	2023
Net cash provided by operating activities	$1,291.9	$1,384.6
Net cash used in investing activities	$(378.2)	$(345.6)
Net cash provided by (used) in financing activities	$176.2	$(501.5)
Operating activities. Net cash provided by operating activities was $1,291.9 million in the nine months ended September 30, 2024, compared to $1,384.6 million in the comparable prior period. The decrease in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash used in investing activities was $378.2 million in the nine months ended September 30, 2024 compared to $345.6 million in the comparable prior period. The increase in cash used for investing activities was primarily driven by net proceeds of $197.0 million received for the disposition of our Russian business in 2023 which did not recur in 2024, partially offset by less spending on acquisitions completed in 2024 compared to 2023. Our capital expenditures were $131.1 million in the nine months ended September 30, 2024, an increase of $13.9 million, or 12%, from $117.2 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash provided by financing activities was $176.2 million in the nine months ended September 30, 2024 compared to net cash used in financing activities of $501.5 million in the comparable prior period. This change in financing cash flows was primarily due to net borrowings on our Credit Facility and Securitization Facility of $1,022.7 million during 2024 as compared to net repayments of $55.8 million during the comparable period in 2023, offset by increased outflows for repurchases of common stock of $492.3 million in the nine months ended September 30, 2024 over the comparable period in 2023.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $7.5 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.775 billion, a Term Loan A facility in the amount of $3.325 billion and a Term Loan B facility in the amount of $2.4 billion. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.275 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance, and a sublimit for swing line loans. Proceeds from the credit facilities may be used for working capital purposes, acquisitions, and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is June 24, 2027. The Term Loan B has a maturity date of April 30, 2028.
On September 26, 2024, we entered into the fifteenth amendment to the Credit Agreement. The amendment a) increased the Term Loan B commitments by $500 million and b) removed the SOFR adjustment margin of 0.10% from the calculation of interest on Term Loan B borrowings. We used the Term Loan B proceeds to pay down existing borrowings under the revolving credit facility. The maturity dates and the interest rates for the revolving credit facility and Term Loan A commitments were unchanged by this amendment.
At September 30, 2024, the interest rate on the Term Loan A was 6.32%, the interest rate on the Term Loan B was 6.60%, and the interest rate on the Revolving A and B facilities (USD borrowings) was 6.32%. The unused credit facility fee was 0.25% at September 30, 2024.
At September 30, 2024, we had $3.1 billion in borrowings outstanding on the Term Loan A, net of discounts and debt issuance costs, $2.3 billion in borrowings outstanding on the Term A and B, net of discounts and debt issuance costs and $1.0 billion outstanding on the revolving facilities. We have unamortized debt issuance costs of $3.8 million related to the revolving facilities as of September 30, 2024 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $18.0 million related to our Term Loans at September 30, 2024 recorded in notes payable and other obligations, net of current portion within the Unaudited Consolidated Balance Sheets.
During the nine months ended September 30, 2024, we made borrowings of $825.0 million on the Term Loans, principal payments of $92.6 million on the Term Loans and net borrowings of $283.3 million on the revolving facilities.

As of September 30, 2024, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.
Securitization Facility
We are party to a $1.7 billion receivables purchase agreement among FLEETCOR Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. The Securitization Facility matures on August 18, 2025. At September 30, 2024, the interest rate on the Securitization Facility was 5.87%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables, and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of September 30, 2024.
Other Facilities
We carefully monitor and manage initial and variation margin requirements for our cross-border solutions, which can result in transitory periods of elevated liquidity needs in cases where the currency market experiences disruption. In order to help mitigate that liquidity risk, we have entered into facilities intended to provide additional means to manage working capital needs for our cross-border solutions.
We have three unsecured overdraft facilities with a combined capacity of $155.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus 1% or (b) SOFR plus 1.25%. As of September 30, 2024, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $40.0 million and original maturity date of October 10, 2024. In October 2024, we extended the maturity date of this facility to April 8, 2025. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of September 30, 2024, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of September 30, 2024, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	4.02%	7/31/2025
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with $4.5 billion of unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month SOFR.
Our cash flow hedges resulted in a $38.1 million reduction in interest expense, net during the nine months ended September 30, 2024.
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

At September 30, 2024, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.85%	4/15/2027
Canadian Dollar (CAD)	$500	0.602%	5/7/2027
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $8.9 million in interest expense, net for the nine months ended September 30, 2024 related to these excluded components.
In October 2024, we terminated our existing CAD cross-currency interest rate swaps designated as net investment hedges and subsequently entered into five new cross-currency interest rate swaps designated as net investment hedges of our investments in CAD-denominated operations. These contracts effectively convert an aggregate $800 million of U.S. dollar equivalent to an obligation denominated in CAD, and partially offset the impact of changes in currency rates on our CAD-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a weighted average interest rate savings of 0.971% on the USD notional.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. On November 5, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $9.1 billion. Since the beginning of the Program through September 30, 2024, 32,438,132 shares have been repurchased for an aggregate purchase price of $7.6 billion, leaving us up to $1.5 billion of remaining authorization available under the Program for future repurchases of shares of our common stock following the November 5, 2024 Board authorization.
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
At September 30, 2024, the carrying value of the assets held for sale consists of current assets of approximately $8.0 million and goodwill of $58.2 million. We are in the process of estimating the impact of this transaction on our financial results, but expect to recognize a pre-tax gain on disposal.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2024, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2023. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

	Revenues, net		Key Performance Metric
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2024
(Unaudited)	2024	2023	2024	2023
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$522.1	$501.3	206.7	193.7
Impact of acquisitions/dispositions	—	(0.7)	—	(40.9)
Impact of fuel prices/spread	3.6	—	—	—
Impact of foreign exchange rates	(18.9)	—	—	—
As reported	$506.8	$500.6	206.7	152.8
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$320.3	$271.2	$42,808	$40,079
Impact of acquisitions/dispositions	—	(13.4)	—	(642)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1.5	—	—	—
As reported	$321.9	$257.8	$42,808	$39,437
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$133.9	$141.4	10.1	9.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.2	—	—	—
As reported	$134.0	$141.4	10.1	9.2
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$66.5	$71.0	353.3	324.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.1	—	—	—
As reported	$66.5	$71.0	353.3	324.0

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$1,042.8	$984.9	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(14.0)
Impact of fuel prices/spread[2]	3.6	—
Impact of foreign exchange rates[2]	(17.1)	—
As reported	$1,029.2	$970.9

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect the negative impact of movements in foreign exchange rates of approximately $17 million and negative fuel prices of approximately $5 million, partially offset by approximately $8 million positive impact from fuel price spreads.

Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay. We have defined the non-GAAP measure adjusted net income attributable to Corpay as net income attributable to Corpay as reflected in our statement of income, adjusted to eliminate (a) non-cash stock based compensation expense related to share based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, and amortization of the premium recognized on the purchase of receivables and amortization attributable to Corpay's noncontrolling interest, (c) integration and deal related costs, and (d) other non-recurring items, including unusual credit losses, the impact of discrete tax items, the impact of business dispositions, impairment charges, asset write-offs, restructuring costs, loss on extinguishment of debt, and legal settlements and related legal fees. We adjust net income for the tax effect of adjustments using our effective income tax rate, exclusive of certain discrete tax items. We calculate adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to eliminate the effect of items that we do not consider indicative of our core operating performance.
We have defined the non-GAAP measure adjusted net income per diluted share attributable to Corpay as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.

Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, certain discrete tax items, gains on business disposition, recoveries (e.g. legal settlements, write-off of customer receivable, etc.), gains and losses on investments, and impairment charges do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these adjustments items using the effective tax rate during the period, exclusive of certain discrete tax items.
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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024	2023	2024	2023
Net income attributable to Corpay	$276,397	$271,496	$757,791	$726,033
Net income per diluted share attributable to Corpay	$3.90	$3.64	$10.53	$9.72
Stock-based compensation	28,506	29,073	80,593	89,917
Amortization[1]	60,883	58,304	175,622	176,047
Loss on extinguishment of debt	5,040	—	5,040	—
Integration and deal related costs	5,071	9,269	16,434	24,734
Restructuring and related costs[2]	2,190	873	8,444	2,452
Other[2,3]	(399)	2,914	7,646	2,522
Gain on disposition of business	—	(13,712)	—	(13,712)
Total pre-tax adjustments	101,291	86,721	293,779	281,960
Income taxes[4]	(23,179)	(23,104)	(70,682)	(75,540)
Adjusted net income attributable to Corpay	$354,509	$335,113	$980,888	$932,453
Adjusted net income per diluted share attributable to Corpay	$5.00	$4.49	$13.63	$12.48
Diluted shares	70,901	74,604	71,976	74,733

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

EBITDA and EBITDA margin. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other (income) expense, net, depreciation and amortization, investment gain and other operating, net.

The following table reconciles EBITDA and EBITDA margin to net income (in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024	2023	2024	2023
Net income from operations	$276.3	$271.5	$757.7	$726.0
Provision for income taxes	82.0	98.6	240.0	265.5
Interest expense, net	104.4	88.3	288.2	256.6
Other (income) expense, net	(0.1)	(13.4)	7.5	(15.1)
Investment loss (gain)	0.5	—	0.3	(0.1)
Depreciation and amortization	89.5	84.8	258.6	252.7
Loss on extinguishment of debt	5.0	—	5.0	—
Other operating, net	—	(0.8)	0.3	0.6
EBITDA	$557.7	$528.9	$1,557.8	$1,486.1

Revenues, net	$1,029.2	$970.9	$2,940.2	$2,820.4
EBITDA margin	54.2%	54.5%	53.0%	52.7%
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
As of September 30, 2024, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are not designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As a result of the material weaknesses identified, the Company has begun updating its internal control over financial reporting as discussed in its remediation plan updated below.
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
Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2025. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion. On November 5, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $9.1 billion. Since the beginning of the Program through September 30, 2024, 32,438,132 shares have been repurchased for an aggregate purchase price of $7.6 billion, leaving the Company up to $1.5 billion of remaining authorization available under the Program for future repurchases of shares of its common stock following the November 5, 2024 Board authorization.
The following table presents information as of September 30, 2024, with respect to purchases of common stock of the Company made during the three months ended September 30, 2024 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2024 through July 31, 2024	1,055	$290.28	—
August 1, 2024 through August 31, 2024	306,916	$292.57	—
September 1, 2024 through September 30, 2024	252	$315.55	—	$519,599

[1] During the quarter ended September 30, 2024, pursuant to our Stock Incentive Plan, we withheld 308,223 shares, at an average price per share of $292.59, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

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

10.1*
Fifteenth Amendment to the Credit Agreement, dated as of September 26, 2024 among Corpay Technologies Operating Company, LLC, as the Company, Corpay, Inc., as the Parent, Cambridge Mercantile Corp. (U.S.A.) as the additional borrower, Bank of America, N.A., as administrative agent and the foreign swing line lender, and the other lenders party hereto

10.2*	FLEETCOR Technologies, Inc. Amended and Restated 2010 Equity Compensation Plan, Key Employee Performance-Based Stock Option Amended Certification to Ronald F. Clarke, dated October 23, 2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 8, 2024.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Tom Panther	Chief Financial Officer (Principal Financial Officer)
Tom Panther