Form 10-K
period 2024-12-31
CORPAY, INC.
filed 2025-02-27
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                  to
Commission File Number 001-35004
  __________________________________________________________
Corpay, Inc.
  __________________________________________________________

Delaware			72-1074903
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3280 Peachtree Road, Suite 2400,	Atlanta,	Georgia	30305
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (770) 449-0479
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CPAY	NYSE
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately
$17,904,831,658 as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 17, 2025, there were 70,249,923 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2025 Annual
Meeting of Shareholders are incorporated by reference into Part III of this report where indicated. The registrant's definitive
Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Corpay, INC.
FORM 10-K
For The Year Ended December 31, 2024

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
These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•the impact of macroeconomic conditions, including any recession or economic downturn that has occurred or may occur in the future, and whether expected trends, including retail fuel prices, fuel price spreads, fuel transaction patterns, electric vehicles, retail lodging prices, foreign exchange rates and interest rates develop as anticipated and our ability to develop successful strategies if these trends change;
•our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets;
•our ability to attract new and retain existing partners, merchants, and providers, their promotion and support of our products, and their financial performance;
•our ability to successfully manage the derivative financial instruments that we use in our Cross-Border solution to reduce our exposure to various market risks, including changes in foreign exchange rates;
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
•our ability to develop and implement new technology, products and services;
•any alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•the regulation, supervision and examination of our business by foreign and domestic governmental authorities, as well as litigation and regulatory actions, including the lawsuit filed by the Federal Trade Commission (FTC);
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

PART I
ITEM 1. BUSINESS
Introduction
Effective March 25, 2024, FLEETCOR Technologies, Inc. changed its corporate name to Corpay, Inc. At that time, we ceased trading under the ticker symbol "FLT" and began trading under our new ticker symbol, "CPAY", on the New York Stock
Exchange (NYSE) and have been a member of the S&P 500 since 2018. Corpay is a global corporate payments company that helps businesses and consumers better manage and pay their expenses. Corpay's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g., fueling, tolls, car registrations and parking), lodging expenses (e.g., hotel and extended stay bookings) and corporate payments (e.g., domestic and international accounts payable and point of sale purchases). This results in our customers saving time and ultimately spending less. Since its incorporation in 2000, Corpay has delivered payment and spend solutions with customized controls and robust capabilities that offer our customers a better way to pay.
Businesses spend an estimated $145 trillion each year in transactions with other businesses. In many instances, businesses lack the proper tools to monitor what is being purchased and employ manual, paper-based, disparate processes and methods to both approve and make payments for their business-to-business purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation errors, inaccurate reimbursement processing, account reconciliation errors, employee misuse and more.
Digital payments are faster and more secure than paper-based methods such as checks, provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting and eliminate reimbursement mistakes. Combining this payment data with analytical tools delivers powerful insights, which managers can use to better run their businesses.
Corpay’s vision is that every payment is digital, every purchase is controlled and every related decision is informed. Our wide range of modern, digitized solutions provide control, reporting and automation benefits superior to many of the payment methods businesses often use such as cash, paper checks, general purpose credit cards, as well as employee payment processes.
In addition to delivering meaningful value to our customers, our solutions also share several important and attractive business model characteristics including:
•the majority of revenue is derived primarily from business customers, which tend to have relatively predictable, consistent volumes;
•recurring revenue models driven by recurring volume, resulting in predictable revenue;
•unique selling systems with common sales approaches, management and reporting;
•specialized technology platforms and proprietary payment acceptance networks, which create competitive advantages and barriers to entry; and
•high EBITDA margins and cash flow translation with limited infrastructure investment requirements.
We actively market and sell to current and prospective customers using a multi-channel, go-to-market strategy, which includes comprehensive digital channels, direct sales forces and strategic partner relationships. We sell stand-alone products and services and are currently deploying platforms where a single customer can use multiple products from one user interface. It is important to note that we compete mostly with legacy payment companies and traditional ways of paying, such as cash and checks. We supplement our organic growth strategy and sales efforts by pursuing attractive acquisition opportunities, which serve to strengthen and extend our market positions and create value faster. With a long, proven operating history, Corpay facilitates payments to or on behalf of millions of businesses around the world using multiple modalities.
Corpay has the following reportable segments: Vehicle Payments, Corporate Payments, Lodging Payments and Other. These
segments reflect how we organize and manage our global employee base, manage operating performance and execute on strategic initiatives. Our Vehicle Payments solutions help control and monitor spending and include fuel card offerings, tolls and other complementary products. Our Corporate Payments solutions simplify and automate vendor payments and include accounts payable (AP) automation, virtual cards, cross-border payments and purchasing and travel and entertainment ("T&E")
card products. Our Lodging Payments solutions help businesses manage their lodging costs, while simplifying the management of hotels and housing, both short and longer-term, while also providing traveler and end customer support.

Vehicle Payments
Our Vehicle Payments solutions are purpose-built to enable our customers to pay for vehicle related expenses. For our business customers, we also provide greater control and visibility of spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. Our digital enabled solutions provide customers with significant control capabilities such as, customizable user-level controls, programmable alerts and detailed transaction reporting. Furthermore, our business customers can use the data, controls and tools to combat employee misuse and fraud, streamline expense administration and potentially lower their operating costs, accessible through sophisticated web portals and mobile applications.
For our consumer customers, our Vehicle Payment solutions provide seamless, mobile first digital experience when paying for certain vehicle related expenses, removing the friction associated with alternative payment methods and having to use multiple service providers.
We utilize both proprietary and third-party payment acceptance networks to deliver our Vehicle Payments solutions. In our proprietary networks, which tend to be geographically distinct and unique to the markets we serve, transactions are processed on applications and operating systems owned and operated by us, and only at select participating merchants with whom we have contracted directly for acceptance. These proprietary networks generally provide us with better economics, as we control more of the transaction, and richer data because of how the networks and point of sale software are configured. Third-party networks are operated by independent parties, such as MasterCard and VISA, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks.
Fuel – Our fuel solutions are used by customers to pay and control spending for fuel for vehicles and fleets. Our fuel solutions are fuel type agnostic (fossil fuel, electricity, etc.). We offer fuel solutions to businesses and government entities who operate vehicle fleets, as well as to consumers primarily in Brazil, Mexico and Europe. At the most basic level, we provide the measurement of fuel used and facilitate the payment for that fuel to the merchant, whether that fuel be diesel, gasoline, compressed natural gas or electricity, while also providing online control, reporting and tracking capabilities to fleet operators.
In many cases we can also deliver fuel price savings to our business customers when compared to the retail price of fuel. In the
U.K. and Europe, we also enable fleets to significantly streamline the VAT reclaim process by digitizing and itemizing fuel receipts in a way that is compliant with tax authority requirements.
The measurement, control and payment needs of our customers operating electric vehicles (EV) are similar to those operating traditional, internal combustion vehicles, just centered around electricity usage instead of gas or diesel usage. As we help our customers manage through the transition to EVs, many will operate "mixed" fleets (i.e., fleets with a combination of internal combustion vehicles and EVs) for a long period of time and will need access to all types of fueling, including networks of fuel stations, electric charging stations both on the road and at the office and at-home charging options. Considering the increased complexity of managing a mixed or an all EV fleet, our product sets are positioned to remain valuable and capture transaction economics, regardless of the vehicle type or propulsion method. We have also enhanced our customer platforms and reporting capabilities to ensure a fully integrated mixed fleet experience for our customers, so they can capture and review all the relevant fleet insights in one place, eliminating the need to select alternative providers for different fuel types or manage disparate systems.
Many of our solutions also have additional capabilities. For example, we can enable the fuel card to allow customers to purchase a limited set of non-fuel items, such as oil, tolls, parking and vehicle maintenance supplies. Our proprietary EV networks in the U.K. and western Europe, combined with our Mastercard network in the U.S., offer access to hundreds of thousands of charge points and the management of at-home charging, while also delivering additional value-added services through a mobile app, including the ability to locate and route to a charge-point, charge-point recharging speed, functionality and whether in use. Our EV home-charging software solution is aimed at fleets that need to accurately reimburse drivers for charging that takes place at home for business purposes, capturing, measuring and accurately pricing relevant charging sessions and is directly integrated with energy companies to facilitate direct payment, thus bypassing the home energy account. We are actively expanding our EV footprint to accommodate charging in the U.S., U.K. and Europe.
We also provide program management services to major oil companies, leasing companies and fuel marketers, which allow these partners to outsource the sales, marketing, credit, service and system operations of their branded fuel card portfolios. Our fuel partners include British Petroleum (BP), Arco, Speedway, Casey's and fuel marketers of all sizes.  On the EV side, we also provide similar modular solutions to original equipment manufacturers (OEMs) who wish to distribute on-road EV charging solutions to consumers buying an EV. We would typically either white-label our charging app or integrate directly via application programming interface (API) with vehicle OEMs to deliver access to our products. Our vehicle OEM partners include Renault, NIO, Polestar and Jaguar-Land Rover.
Tolls – Operated primarily in Brazil, we are the leading electronic toll payments provider to businesses and consumers in the form of radio frequency identification (RFID) tags affixed to vehicle windshields. Our tolls solution primarily operates on our proprietary Sem PararTM network, which processes transactions for more than 7.5 million tagholders on 100% of the toll roads that accept RFID across Brazil. We provide convenience and faster travel for customers, while also reducing manual labor and cash handling at merchants’ toll booths. Our tolls solution also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.

Our tags may also be used at approximately 7,300 participating merchant locations to purchase goods and services while in the vehicle, such as parking, fuel, car washes and meals at drive-through restaurants. At merchant locations, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and throughput for merchants and eliminates the handling of cash.
Parking – Our parking app for mobile devices allows millions of consumers and fleets to instantaneously pay for parking, replacing the use of coins or cash for parking. Our solution also allows business fleets the ability to manage their vehicles from anywhere, add and remove authorized drivers and pay in a secured and approved modality. Given the high frequency nature of use and the millions of monthly active users on the app, parking lends itself to further extension into the other services we offer, namely EV charging, insurance, maintenance and fueling, amongst others. Our parking solutions are available in the U.S.,
Canada, Europe, the U.K. and Brazil.
Vehicle Compliance – Our apps for mobile devices in Brazil allow millions of drivers to pay for vehicle taxes, vehicle registration and parking and fines instantly. These solutions help drivers manage and monitor their vehicle's and license's compliance by leveraging technology and data in consolidated and efficient platforms.
Fleet Maintenance – We provide a SaaS-based vehicle management solution that helps major leasing companies, as well as fleet operators of all sizes, to manage their vehicle maintenance, service and repair needs primarily in the U.K., and also in
Germany, France, Denmark, Ireland, Australia and Portugal. This solution is provided through our proprietary maintenance and repair network, which, in the U.K., processes transactions for fleet customers at approximately 9,000 service centers. The same platform also provides leasing companies with the ability to manage the re-marketing of leased vehicles and any ad-hoc vehicle rental needs. In addition, we offer compliance services to the U.K.’s heavy goods (truck) operators, workshops and drivers.
Also, we are increasingly extending the platform for use in the small fleet and business-to-business-to-consumer (B2B2C)
space, enabling consumers to access our proprietary maintenance network at advantaged economics to them. Finally, we offer tire repair and management services to leasing companies and large fleets, servicing over one million vehicles across approximately 25,000 tire centers in Germany, Austria, Switzerland, Norway, Sweden, Finland, Czech Republic and Hungary.
Benefits – In Mexico and Brazil, we offer prepaid food vouchers or cards that may be used as a form of payment in restaurants and grocery stores. Additionally, in Brazil, we offer prepaid transportation cards and vouchers that may be used by commuting employees as a form of payment on public transportation.
Corporate Payments
Our Corporate Payments solutions help businesses streamline the management, processing and payment of their domestic and international invoices and make point-of-sale purchases for their employees. Companies can save time, reduce costs and manage business-to-business (B2B) payment processing more efficiently with our suite of Corporate Payment solutions, including accounts payable (AP) automation, virtual cards, cross-border payment products and purchasing and T&E cards.
AP Automation – We offer AP Automation solutions with options that are purpose-built for the simplest small business to the most complex large enterprise. We initiate, manage and guarantee payment of all company-approved bills to all domestic and international vendors through whichever payment modalities the vendors allow, such as virtual card, automated clearing house
(ACH), wire or check. Our mid-market/enterprise solution meets the needs of the most complex global enterprises with multiple organizational hierarchies, approval workflows, locations, bank accounts, robust on-demand reporting and seamless integration with Enterprise Resource Planning (ERP) systems. We also provide rich data on the remittance to the vendor, regardless of payment modality, which facilitates invoice reconciliations and payment posting.  By automating the process of paying vendors, businesses of all sizes can reduce the time, costs and fraud risks associated with their payment processes and focus on operating their businesses.
Virtual Card – Our Virtual Card solution provides a single-use card number for a specific amount, usable within a defined timeframe. Virtual Cards provide enhanced security relative to checks while reducing total payment costs for our customers.
Full remittance data accompanies each Virtual Card payment, providing significant reconciliation advantages to ACH and check payments. We have integrated our Virtual Card offering into most leading ERP systems, providing a seamless experience for our customer's accounts payable personnel.
We have built a proprietary merchant acceptance network that accepts our Virtual Card payments. Our merchant acceptance network is unique due to the nature of commercial Virtual Card acceptance. Unlike standard point-of-sale purchases, each issuer negotiates directly with the merchant for acceptance, so other issuers’ virtual cards are not interchangeable. This network is managed with proprietary technology that allows us to continuously expand Virtual Card acceptance and optimize the amount of spend we can capture. The scale of this network, coupled with an in-house vendor enrollment service, is a competitive advantage. Our ERP integrations, API capabilities, strategic vendor enrollment and transaction management tools enable us to optimize our customers’ electronic payables programs.
Our Virtual Card solution operates on the Mastercard network. Our customers’ ERP systems are directly integrated with our issuing system, and merchants must be enrolled in our proprietary vendor network to accept our Virtual Card solution. This two-sided transaction, where both payor and receiver are in our network, provides substantial payment security relative to paper checks or ACH.

Cross-Border Payments – Our Cross-Border solution is used by our customers to pay international vendors, foreign office and personnel expenses and for profit repatriation and dividends. We also offer hedging and risk management services to customers, which helps them manage foreign exchange rate exposures in the course of doing business internationally. This solution may be sold in conjunction with our AP Automation and Virtual Card solutions.
Trade settlement and payment delivery is facilitated through a global network of correspondent banks, in-country payment gateways and technology providers, enabling us to send payments to recipients in over 200 countries and 145 currencies. Our customers rely on us to deliver personalized service and customer solutions. We offer a proprietary trading and payments platform that we can "white label" for financial institutions looking to expand their cross-border payment capability, as well as a suite of API products that enables us to embed our full capability directly within the technology of both customers and partners. By utilizing transaction monitoring and "watch list" screening systems, we ensure payments are safe, secure and meet all applicable regulatory requirements.
Purchasing and T&E Cards – We offer purchasing cards and T&E solutions to our customers. These solutions are generally sold in conjunction with our Virtual Card solution or AP Automation offerings. Additionally, we provide technology, which combines and leverages transaction data captured from our virtual, purchasing and T&E card products, to help our customers analyze and manage their corporate spending.
Lodging Payments
Our Lodging Payments solutions help businesses manage and control their lodging costs, simplify the management offerings from hotels or longer term housing arrangements and provide traveler and end customer support. We serve lodging customers through three primary verticals: workforce, airlines and insurance. We offer lodging solutions to businesses primarily in North
America and the U.K. that have employees who travel overnight for work purposes, to airlines and cruise lines globally to accommodate both their traveling crews and stranded passengers and to policyholders displaced from their homes due to damage or catastrophe on behalf of property insurance carriers.
The size, scale and nature of our lodging customer base enables us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and below the rates available to the general public. We utilize both proprietary and third-
party networks where we provide access to deeply discounted hotel rooms with streamlined travel management programs, providing enhanced controls and reporting, audit and tax management services. We also can secure hotel rooms outside our proprietary networks in each of our solutions, or private homes in our insurance vertical. We use proprietary data management and payment processing systems to manage customer billings and reports, which, combined with our discounted hotel network, provide customers with potential savings and increased visibility into their lodging costs.
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
Airlines –The integration of our processing systems with airline logistics and crew management systems enables us to deliver incremental enhanced services to the airline travel industry. We offer end-to-end automation of the crew layover process, providing cost-saving hotel and transport bookings. We also have a proactive disruption system managing flight rebookings, hotels, meals, compensation and transportation for distressed passengers, which delivers a notification directly to the affected passenger to self-service based on their individual requirements. With an all-in-one platform, airlines can access automated web-based billing and continual transaction auditing that's tied to their operational data to increase billing accuracy.
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
Other
Corpay provides other payments solutions that are not considered within our Vehicle Payments, Corporate Payments or
Lodging Payments segments.
Gift – We provide fully integrated gift card program management and processing services to retailers in 66 countries, in both plastic and digital form. The gift cards are issued specifically for each customer under their specific brands and are generally accepted exclusively within their retail network, digitally or in-person.
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
Sales and Distribution
We actively market and sell our solutions to current and prospective customers using a multi-channel approach. This go-to-
market strategy includes comprehensive digital channels, direct sales forces and strategic partner relationships. We continue to expand online, end-to-end capability where the customers can buy, onboard and manage their accounts on their own. In addition, we leverage an omni-channel approach that enables our sales people to be more efficient by improving their prospecting efforts through digitally sourced leads. In our direct sales force channel, we acquire and manage the customer relationship, which has historically been either in-person or via telesales. Our capabilities are also offered through indirect sales channels (e.g., major oil companies and fuel marketers for fuel, retail establishments for tolls and vehicle OEMs for consumer
EV solutions) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across most of our solutions. In doing so, we leverage their sales networks to expand our reach into new customer segments, new industry verticals and new geographies faster and at a significantly lower cost.
With respect to our tolls solution, we also place proprietary manned kiosks and unmanned vending machines in areas with high consumer foot traffic, such as shopping malls, to reach consumers. With respect to our gift solutions, third-party distribution is generally provided by other companies, who are reliant on access to our systems to meet their distribution obligations. With respect to our parking solutions, we sign deals with municipalities, local authorities and other parking operators to offer a digital parking app to drivers who need to pay for parking in their locations. Typically, signage is prominently displayed in the parking location to direct drivers to download our parking app to facilitate booking and payment. This same app is then used as a tool to sell other products & services to these users.
We capitalize on our products’ specialization by deploying product-dedicated sales forces to target specific customer segments.
As our solution set has expanded, we are also facilitating cross-selling and bundled product offerings to fully leverage our distribution capabilities, capture more spend and revenue from our existing customer base and deliver more value to customers which should improve customer loyalty and retention.
Credit Underwriting and Collections
We perform a detailed application review of all new applications for credit, evaluating the applications for fraud as well as credit risk. With both the fraud and credit review, we leverage third-party data sources, including device data, fraud scores and credit bureau data to name a few. The credit review includes a combination of machine learning models, as well as judgmental underwriting based on customer financials. We employ a variety of tools to manage risk in our portfolio, including billing frequency, payment terms, spending limits, payment methods, delinquency suspension and security. Further, we use fraud detection programs, including proprietary and third-party solutions, to monitor transactions and prevent misuse. We monitor the credit quality of our portfolio periodically utilizing external credit scores and internal behavior data to identify high risk or deteriorating credit quality accounts and control our risk through various strategies. We conduct targeted strategies to minimize exposure to high-risk accounts, including reducing spending limits and payment terms or requiring additional security deposits.
Competition
Our primary competition is from financial institutions providing a full suite of financial products, including general purpose cards, AP payments (i.e. check and ACH) and cross-border solutions. We also compete with specialized competitive offerings from other companies that vary by product solution.
•Vehicle Payments: Our fuel solutions compete with similar offerings such as, WEX, U.S. Bank Voyager Fleet
Systems, Edenred, Sodexo, Alelo, Radius Payment Solutions and DKV.  Our toll solutions compete with similar offerings such as, ConectCar, Veloe (Alelo) and Repom (Edenred). Our parking solutions compete with similar offerings such as ParkMobile, ParkHub, Parking BOXX and FLASH.
•Corporate Payments: Our corporate payments solutions compete with similar offerings from financial institutions, including American Express, Coupa, AvidXchange, Bill.com and Convera.
•Lodging Payments: Our lodging solutions compete with similar offerings from traditional travel management companies such as, American Express Global Business Travel, as well as in-house travel solutions at large corporations and airlines.
•Other; Our gift and payroll card solutions compete with similar offerings from Fiserv, other special-purpose card issuers and payroll companies.

Competitive Advantage
In executing our strategy, we are advantaged by our competitive strengths:
•Global Scale – We have strong market positions across four continents. This enables us to provide new offerings with better cost economics, sell complementary products, acquire attractive assets that can leverage existing infrastructure and cost synergies and introduce successful products and practices from other markets.
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
•Scalable Technology – Our easy-to-use platforms provide control and functionality for our customers, and we can on-
board incremental customer volume with very limited need for additional infrastructure. We own and control all the critical components to our offering, creating improved speed to market and proprietary feature functionality in the marketplace.
•Diversification – Our solutions and geographic diversification are designed to provide stability through the “portfolio effect” when one geography or business is underperforming relative to the others. This allows Corpay to deliver more consistent financial performance relative to competitors, continue to invest throughout business cycles and reallocate resources to higher performing businesses.
Technology
Our technology provides continuous authorization of transactions, processing of critical account and customer information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-
the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2024, we spent approximately $380 million in capital and operating expenses to operate, protect and enhance our technology.
We operate several proprietary processing systems that provide features and functionality to run our card programs and solutions, including our card issuing, processing and information services. Our processing systems also integrate with our proprietary networks, which provide brand awareness and connectivity to our acceptance locations that enables the “end-to-
end” card acceptance, data capture and transaction authorization capabilities of our card programs. Our proprietary processing systems and aggregation software are tailored to meet the unique needs of the individual markets they serve and enable us to create and deliver solutions that serve each of our industry verticals and geographies. Our technology platforms are comprised of four key components, which were primarily developed and are maintained in-house: (1) a core processing platform; (2)
specialized software; (3) integrated network capabilities; and (4) a cloud-based architecture with proprietary APIs.
Our technology function is based in the U.S., Europe and Brazil and has expertise in the management of applications, transaction networks and infrastructure. We operate application development centers in the U.S., U.K., Netherlands, Czech
Republic, Brazil and New Zealand. Our distributed application architecture allows us to maintain, administer and innovate our solutions in a cost-effective and flexible manner. Our solutions contain significant intellectual property that differentiates us from our competition.
We continually seek to modernize and evolve our technology solutions through our core information technology (IT)
transformation initiatives. Our IT transformation initiatives are focused on three main pillars: (1) digital strategy; (2) core systems modernization; and (3) data. Our digital strategy is focused on streamlining a digital customer experience across all of our solutions, providing a seamless experience. Additionally, we are investing in modernizing our core transactional systems to make them more resilient, secure and scalable. Our technology infrastructure is supported by highly-secure data centers, with redundant locations. We operate our primary data centers, located in Atlanta, Georgia; Studley, United Kingdom; Prague,
Czech Republic; Las Vegas, Nevada; Lexington and Louisville, Kentucky; São Paulo, Brazil; and Toronto, Canada.
Additionally, as we develop new solutions and modernize legacy assets, we increasingly use  cloud services. Through the use of cloud technology and microservices, we are able to modernize our platforms with no disruption to our customers. Finally, data is becoming an ever-increasing part of how we and our customers do business. We are focused on investing in our data assets to deliver value for our customers through improved insights to help them to better control expenses and mitigate fraud. The use of cloud services provides us with increased flexibility and agility. We use only proven technology and expect no foreseeable capacity limitations.
We maintain disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure the reliability of network service. In 2024, we achieved over 99.9% up-time for authorizations globally.

Safeguarding Our Business
To provide our services, we may collect, use and store sensitive business information and personal information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as, our associated third parties. We may have responsibility to the card networks, financial institutions and in some instances, our customers, and/or individuals, for our failure or the failure of our associated third parties (as applicable) to protect this information.
Our systems align with industry standards for security, with multiple industry certifications. Our network is configured with multiple layers of security to isolate our core systems from unauthorized access. We use secure communication among applications, and our employees access critical components strictly on a "need-to-know" basis. We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity risks or other technological risks, which could subject us to liability and damage our reputation. See also, "Risks related to information technology and security"
under Item 1A for further discussion of the risks we face in connection with our technology systems and potential data breach and cybersecurity risks. Also, see Item 1C Cybersecurity for further discussion of our risk management strategy and governance.
Regulation
A substantial number of laws and regulations, both in the U.S. and in other jurisdictions, apply to businesses offering payment products to customers, processing payments and servicing related accounts, or operating payment networks. These laws and regulations are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension, or termination of services or relationships with our bank partners and sponsors and business and sales partners and/
or the imposition of civil and criminal penalties, including fines. Certain of our solutions are also subject to rules set by various payment networks, such as Mastercard, as more fully described below.
The following, while not exhaustive, is a description of several federal and state laws and regulations in the U.S., as well as foreign laws and regulations, that are applicable to our business, and therefore can materially affect our capital expenditures, earnings and competitive position. In addition, the legal and regulatory framework governing our business is subject to ongoing revision, and changes in that framework could have a significant effect on us.
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments. In the U.S., most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in all states where required for business. Many states exercise authority over the operations related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures and other matters related to our business. As a result of these periodic examinations, state agencies sometimes issue to us findings and recommendations, prompting us to make changes to our operations and procedures.
As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders or direct and indirect changes of control of the licensee and certain other corporate events and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states as well as the Financial Crimes
Enforcement Network of the U.S. Department of the Treasury (FinCEN) also require money transmitters and issuers of payment instruments to comply with federal and state anti-money laundering laws (AML) and regulations. See “Anti-Money
Laundering, Counter Terrorist and Sanctions Regulations.”
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
Privacy and Information Security Laws and Regulations
We provide services that are subject to various state, federal and foreign privacy and information security laws and regulations including, among others, the Gramm-Leach-Bliley Act, the EU’s General Data Protection Regulation (GDPR) and its Network
and Information Security (NIS) Directive, the U.K.'s GDPR and NIS Regulations, Canada’s Personal Information Protection
and Electronic Documents Act and Brazil’s General Data Protection Law. In the U.S., we are now subject to several comprehensive data privacy laws at the state level, including the California Consumer Privacy Act, as amended by the
California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act (effective July 1, 2023), the Connecticut Data Privacy Act (effective July 1, 2023) and the Utah Consumer Privacy Act (effective December 31, 2023).
We are also subject to the separate security breach notification laws of each of the 50 states and the District of Columbia. Some
non-U.S. data protection laws, including in the U.K. and EU, impose restrictions on the international transfer of personal data absent lawfully recognized transfer mechanisms or, in some cases, prohibit such transfer completely. Going forward, we will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, enforcement actions, regulatory investigations and fines, individual or class action litigation, or reputational harm.
These and similar laws and their related regulations collectively restrict certain collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent use and disclosure of protected information. Some also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In many cases they impose obligations to notify affected individuals, state officers or other governmental authorities, the media and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, some restrict the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.
These laws and regulations are complex and evolving and can provide for significant penalties for non-compliance. We incur and expect to continue to incur significant and ongoing operating costs as part of our efforts to comply with applicable laws and regulations regarding personal information. These efforts also may divert management and employee attention from other business initiatives.
Certain of our products that access payment networks require compliance with Payment Card Industry (PCI) data security standards. See “Payment Card Industry Rules.”
Email and Text Marketing Laws and Regulations
We use email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations and rulings, including the Telephone Consumer Protection Act (TCPA), the Controlling the Assault of
Non-Solicited Pornography and Marketing Act (CAN-SPAM Act) and related Federal Communication Commission (FCC)
orders. Several states have enacted additional, more restrictive and punitive laws regulating telemarketing and commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments. Although we believe that our telemarketing and email practices comply with the relevant regulatory requirements, violations could result in enforcement actions, statutory fines and penalties, class action litigation and reputational harm.
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
Lending Regulations
We are subject to several laws and related regulations governing the provision and administration of credit. The Truth in
Lending Act (TILA) was enacted as a consumer protection measure to increase consumer awareness of the cost of credit and to protect consumers from unauthorized charges or billing errors and is implemented by the CFPB’s Regulation Z. Most provisions of TILA and Regulation Z apply only to the extension of consumer credit, but a limited number of provisions apply to commercial cards as well. One example where TILA and Regulation Z are generally applicable is a limitation on liability for unauthorized use, although a business that acquires 10 or more credit cards for its personnel can agree to more expansive liability. Our cardholder agreements generally provide that these business customers waive, to the fullest extent possible, all limitations on liability for unauthorized card use. The Equal Credit Opportunity Act (ECOA) together with Regulation B prohibit creditors from discriminating on certain prohibited bases, such as an applicant’s sex, race, nationality, age and marital status and further requires that creditors disclose the reasons for taking any adverse action against an applicant or a customer seeking credit. The Fair Credit Reporting Act (FCRA) regulates consumer reporting agencies and the disclosure and use of consumer reports. We obtain consumer reports with respect to an individual who guarantees or otherwise is obligated on a commercial card. The Fair and Accurate Credit Transactions Act of 2003 amended FCRA and requires creditors to adopt identity theft prevention programs to detect, prevent and mitigate identity theft in connection with covered accounts, which can include business accounts for which there is a reasonably foreseeable risk of identity theft.
Anti-Money Laundering, Counter Terrorist and Sanctions Regulations
The Currency and Foreign Transactions Reporting Act, which is also known as the Bank Secrecy Act (BSA) and which has been amended by the USA PATRIOT Act of 2001, contains a variety of provisions aimed at fighting terrorism and money laundering. Among other things, the BSA and related regulations issued by FinCEN require financial-services providers to establish AML programs, to prohibit the financing of terrorism, to report suspicious activity and to maintain a number of related records. We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of
Treasury’s Office of Foreign Assets Control (OFAC) that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers and terrorists or terrorist organizations. In addition to economic sanctions programs, we are also subject to a number of international laws and regulations focused on fighting terrorism and money laundering, including primarily:
•in Canada, Proceeds of Crime (Money Laundering) and Terrorist Financing Act (PCMLTFA);
•in Australia, as a registered remittance dealer with AUSTRAC, the Anti-Money Laundering and Counter-Terrorism
Financing Act 2006 (AML/CTF Act);
•in the U.K., as a registered Electronic Money Institution with the Financial Conduct Authority, the Proceeds of Crime
Act, 2002 and the Terrorism Act 2000;
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
Interchange Fees
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) effected comprehensive revisions to a wide array of federal laws governing financial institutions, financial services and financial markets. The Durbin
Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. The Federal Reserve has capped debit interchange fees and may reduce the cap in the future, however the cap has not had a material direct impact on our results of operations because we operate under an exemption to the cap for the majority of our debit transactions.
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
Payment Card Industry Rules
In connection with certain services we provide for payment cards bearing the Mastercard brand and to those acting as merchants accepting those cards, we must comply with the bylaws, regulations and requirements that are promulgated by Mastercard and other applicable payment-card organizations, including the Payment Card Industry Data Security Standard (PCI DSS), the
Mastercard Site Data Protection Program (SDP) and other applicable data-security program requirements. A breach of such payment card network rules could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. The payment networks routinely update and modify their requirements. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop processing transactions on their networks. Our subsidiary, Comdata Inc., is PCI DSS 3.2 compliant.
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
Prepaid Card Regulations
Prepaid card programs that we manage may be subject to various federal and state laws and regulations, such as the Credit Card
Accountability, Responsibility and Disclosure Act of 2009 (CARD Act) and the CFPB’s Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates.
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
Derivatives Regulations
Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (CFTC), provisions of the European
Market Infrastructure Regulation and its technical standards, as well as derivative reporting in Canada and the U.S., have subjected certain of the foreign exchange derivative contracts we offer to our customers as part of our cross-border payments business to reporting, recordkeeping and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements, or may be subject to margin requirements in the U.S., U.K. and European Union. Other jurisdictions outside the U.S., U.K. and the European Union are considering, have implemented, or are implementing regulations similar to those described above.
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
Human Capital
As of December 31, 2024, Corpay employed approximately 11,200 associates located in 24 countries around the world, with approximately 4,300 of those associates based in the U.S. At Corpay, we strongly believe that talent is a determinant of our performance and success. Our values-driven people programs, practices and policies have been developed to ensure we are able to attract, retain and develop the quality of talent necessary to advance our key initiatives and achieve our strategic objectives.
We are firmly committed to delivering a strong employee value proposition and unique employment experience to our associates which, in turn, should lead to better customer experiences and business outcomes.
Culture
Our culture has evolved through time, as we have grown considerably both organically and through acquisitions. Despite
Corpay’s expansive size and geographic scope, we seek to retain a strong entrepreneurial spirit and share a common vision, mission and set of values, which together serve as cornerstones to our “One Corpay” culture. Our values, listed below, are infused in all aspects of Corpay and guide our employee selection, behavior and interactions with both internal and external stakeholders:
•Innovation – figure out a better way
•Execution – get it done; outputs matter
•Integrity – do the right thing
•People – we make the difference
•Collaboration – accomplish more together

As of December 31, 2024, females represented approximately 50% of our global workforce and approximately 17% of our senior leadership team, while minorities comprised approximately 32% of our domestic workforce and approximately 17% of our senior leadership team.
We believe fostering a welcoming environment and an engaged employee base aligns with our values. Our global council, three regional councils and nine employee resource groups (ERGs) are dedicated to building positivity and engagement into all aspects of our global operations. Sponsored by the Chairman of the Board of Directors ("Board") and Chief Executive Officer
(CEO), the councils and ERGs are vital to creating an environment where all employees are able to prosper. Our ERGs allow a safe space for employees to connect and discuss experiences. The ERGs also provide Corpay with perspectives on the unique needs and lived experiences of our employees.
Employee Wellness
Corpay’s benefits programs are designed to meet the evolving needs of our workforce across the globe. Because we want our employees and their families to thrive, in additional to our regular benefit offerings, we also focus on physical and mental well-
being. As part of our benefit programs we offer free online fitness classes, discounted gym memberships, weight-loss classes, provide access to employee assistance programs in all regions and Mental Health Awareness programs globally.
Talent Development
Corpay offers a variety of high-quality learning opportunities, designed to support employee development and organizational effectiveness. Learning opportunities are available in all geographies at all levels and incorporate personal, business and leadership skills development with the goal of empowering our organization, creating avenues for closing skill gaps and enhancing the capabilities of our workforce. Leadership, teamwork, communication and many other soft skills are vital to our success. We offer a wide variety of career opportunities and paths to advancement through on-the-job coaching, training and education. We are proud to be a company where an associate can start as an intern and turn it into a successful career.
The Voice of the Employee
We continue to develop and refine our people programs based on feedback we receive directly from our workforce, which we gather through a survey of all employees globally. The participation rate for our 2024 survey was approximately 54%. Our employee engagement score in 2024 remained consistent with previous years. We believe our employee proposition remains strong and we continue to attract and retain top talent. We continue to share the detailed engagement scores across the organization and analyze the results to understand differences by geography, demographics, job level and leader, and to identify opportunities for further improvement. We also conduct pulse surveys and focus groups to assess the ongoing engagement of our workforce.
In January 2025, Corpay published its latest Corporate Responsibility & Sustainability Report (CRS Report), in which we provided detailed information about the Company’s views and approaches regarding environmental, social and governance issues. Our CRS Report also includes details related to our global talent strategy, inclusion efforts, employee wellness and talent development. Our CRS Reports may be accessed electronically at https://investor.corpay.com, in the governance section.
Additional Information
We maintain a website at www.corpay.com. The information on our website is not incorporated by reference into this Annual
Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish the SEC in accordance with the Securities and Exchange Act of 1934, as amended (Exchange Act). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We
make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically at https://www.sec.gov.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of
December 31, 2024. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	69	Chief Executive Officer and Chairman of the Board of Directors
Tom Panther	56	Chief Financial Officer
Alan King	48	Group President—International Vehicle Payments
Armando L. Netto	56	Group President—Brazil and U.S. Vehicle Payments
Alissa B. Vickery	47	Chief Accounting Officer
Ronald F. Clarke has been our Chief Executive Officer since August 2000 and was appointed Chairman of our Board of
Directors in March 2003. From 1999 to 2000, Mr. Clarke served as President and Chief Operating Officer of AHL Services,
Inc., a staffing firm. From 1990 to 1998, Mr. Clarke served as Chief Marketing Officer and later as a Division President with
Automatic Data Processing, Inc., a human resources software and services company. From 1987 to 1990, Mr. Clarke was a
Principal with Booz Allen Hamilton, a global management consulting firm. Earlier in his career, Mr. Clarke was a marketing manager for General Electric Company, a diversified technology, media and financial services corporation.
Tom Panther has been our Chief Financial Officer since May 2023 and will be leaving Corpay effective March 15, 2025 to become the Chief Financial Officer of the National Christian Foundation. Prior to joining Corpay, Mr. Panther served as the
CFO at EVO Payments, Inc. (“EVO”) from November 2019 until March 2023, where he was instrumental in EVO delivering strong revenue growth and significant margin expansion, as well as executing a number of key initiatives, including international M&A, debt and capital financings and serving as a key advisor to the Board. Prior to joining EVO, Mr. Panther worked at SunTrust Banks, Inc. for nearly 20 years serving in numerous leadership roles. Mr. Panther began his career at Arthur
Andersen.
Alan King has served as our Group President — International Vehicle Payments since December 2023 and prior to that was our
Group President of Global Fleet since May 2022. Mr. King joined Corpay in August 2016 and served as our President - U.K.,
Australia and New Zealand, based in London, until June 2019. From July 2019 to April 2022, Mr. King was Group President of
Europe, Australia and New Zealand Fuel. Prior to joining us, Mr. King worked at Mastercard where he was most recently
Managing Director, MasterCard Prepaid Management Services. During his 11 year career at Mastercard, Mr. King held the roles of Group Head, Global Prepaid Solutions, Group General Manager for Market and Business Development in the U.K. &
Ireland and General Manager, Global Accounts. Prior to Mastercard, Mr. King held leadership positions at VISA in the
CEMEA region from 2003 to 2005 and at Citibank from 1998 to 2003, largely across commercial payments in international markets. Mr. King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
Armando L. Netto has served as our Group President — Brazil and U.S. Vehicle Payments since December 2023 and prior to that was our Group President – Brazil since June 2014. Prior to joining us, Mr. Netto led IT Services for TIVIT, an IT and BPO
services company, from 2006 to 2014, where he led the integration of functional areas into the business unit, focused on onboarding new clients and ensuring service quality. Prior to TIVIT, Mr. Netto held various leadership roles with Unisys and
McKinsey, where he gained international experience in Europe supporting clients in the U.K., France, Austria, Portugal and the
Netherlands.
Alissa B. Vickery has been our Chief Accounting Officer since September 2020 and also served as our interim Chief Financial
Officer from October 2022 through May 2023. Mrs. Vickery joined Corpay in 2011 and served as Senior Vice President of
Accounting and Controls, with oversight of external reporting, technical accounting and internal audit until her appointment as interim Chief Financial Officer. Prior to joining us, Mrs. Vickery held a Senior Director position at Worldpay and spent more than nine years in public accounting at Deloitte LLP and Arthur Andersen LLP, as a senior manager in the audit and assurance practice.

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
Our subsidiaries operate in various countries and country specific factors, such as power availability, telecommunications carrier redundancy, embargoes and regulation can adversely impact our information processing by, or for, our local subsidiaries.
We engage backup facilities for each of our processing centers for key systems and data. However, there could be material delays in fully activating backup facilities depending on the nature of the breakdown, security breach or catastrophic event
(such as fire, explosion, flood, pandemic, natural disaster, power loss, telecommunications failure or physical break-in).
Although, we have controls and documented measures to mitigate these risks, these mitigating controls might not reduce the duration, scope or severity of an outage in time to avoid adverse effects.
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
We electronically receive, process, store and transmit data and sensitive information about our customers and merchants, including bank account information, social security numbers, expense data and credit card, debit card and checking account numbers. We endeavor to keep this information confidential; however, our websites, networks, information systems, services and technologies may be targeted for sabotage, disruption or misappropriation. The uninterrupted operation of our information systems and our ability to maintain the confidentiality of the customer and consumer information that resides on our systems are critical to the successful operation of our business. Unauthorized access to our networks and computer systems could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our service and operations.
Other than an unauthorized access incident during the second quarter of 2018, previously disclosed in 2018, we are not aware of any material breach of our or our associated third parties’ computer systems, although we and others in our industry are regularly the subject of attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means.

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
In addition, the risk of cyber-attacks has increased in connection with the military and geopolitical conflicts around the world, including between Russia and Ukraine and within the Middle East. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-
attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption and destruction.
We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. For example, we are subject to a variety of U.S. and international statutes, regulations and rulings relevant to the direct email marketing and text-messaging industries. While we believe we are in compliance with the relevant laws and regulations, if we were ever found to be in violation, our business, financial condition, operating results and cash flows could be materially adversely affected. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer and consumer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of customer data. The costs of systems and procedures associated with such protective measures, as well as the cost of deploying additional personnel, training our employees and hiring outside experts, may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines, remediation costs and with respect to misuse of personal information of our customers, lost revenue and reputational harm. While we maintain insurance covering certain security and privacy damages and claim expenses above a certain financial retention level, we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
In addition, under payment network rules, regulatory requirements and related obligations, we may be responsible for the acts or failures to act of certain third parties, such as third-party service providers, vendors, partners and others, which we refer to collectively as associated participants. The failure of our associated participants to safeguard cardholder data and other information in accordance with such rules, requirements and obligations could result in significant fines and sanctions and could harm our reputation and deter existing and prospective customers from using our services. We cannot assure you that there are written agreements in place with every associated participant or that such written agreements will ensure the adequate safeguarding of such data or information or allow us to seek reimbursement from associated participants. Any such unauthorized use or disclosure of data or information also could result in litigation that could result in a material adverse effect on our business, financial condition and results of operations.
If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers and partners.
The markets for our solutions are highly competitive and characterized by rapid technological change, frequent introduction of new products and services, evolving industry standards and evolving customer needs. We must respond to the technological advances offered by our competitors, including the use of artificial intelligence and the requirements of regulators and our customers and partners, in order to maintain and improve upon our competitive position and fulfill contractual obligations. We may be unsuccessful in expanding our technological capabilities and developing, marketing, selling or encouraging adoption of new products and services that meet these changing demands, which could jeopardize our competitive position. Similarly, if new technologies are developed that displace our traditional payment card as payment mechanisms for purchase transactions by businesses, we may be unsuccessful in adequately responding to customer practices and our transaction volume may decline. In addition, we regularly engage in significant efforts to upgrade our products, services and underlying technology, which may or may not be successful in achieving broad acceptance or their intended purposes.
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
Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions or economic downturns, inflation, rising interest rates, labor shortages and disputes, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, terrorist attacks, prolonged or recurring government shutdowns, regional or domestic hostilities, economic sanctions (including tariffs) and the prospect or occurrence or more widespread conflicts, rising energy prices, or a slowdown of global trade, and reduced consumer, small business, government and corporate spending, have a direct impact on the demand for fuel, business-related products and services, or payment card services in general. A substantial portion of our revenue is based on the volume of payment card transactions by our customers. Accordingly, our operating results could be adversely impacted by such events or trends that negatively impact the demand for fuel, business-related products and services, or payment card services in general.
For example, our transaction volume is generally correlated with general economic conditions and levels of spending, particularly in the U.S., Canada, the United Kingdom, Europe, Latin America, Australia and New Zealand and the related amount of business activity in economies in which we operate. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other business-related products and services by our customers. Similarly, prolonged adverse weather events, travel bans as a result of medical quarantine, geopolitical conflicts or in response to natural catastrophes, especially those that impact regions in which we process a large number and amount of payment transactions, could adversely affect our transaction volumes. Likewise, recent political, investor and industry focus on greenhouse gas emissions and climate change issues may adversely affect the volume of transactions or business operations of the oil companies, merchants and truck stop owners with whom we maintain strategic relationships, which could adversely impact our business. Further, we may not be able to successfully execute our EV strategy, which could further adversely impact our business.
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
Further, adverse macroeconomic conditions and resulting trends, weather conditions, natural catastrophes or public health crises, could affect other aspects of our business. For example, because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and, limitations on travel and mobility and health-related risks, and such adverse factors could impact the amount spent on lodging solutions or other business expenses. While our lodging solutions generally benefit from weather-related events, disasters or catastrophic events in the future, including the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events. Such factors and conditions may also impact the proper functioning of financial and capital markets, which could have a negative impact on our ability to access capital in the future.
If we fail to adequately assess and monitor credit risks or fraud of or by, our customers or third parties, we could experience an increase in credit loss.
We are subject to the credit risk of our customers which range in size from small sole proprietorships to large publicly traded companies. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential credit risks and may not always prevent us from approving customer applications that are not credit-worthy or are fraudulently completed. Changes in our industry, customer demand and, in relation to our fuel customers, movement in fuel prices may result in periodic increases to customer credit limits and spending and, as a result, could lead to increased credit losses. We may also fail to detect changes to the credit risk of customers over time. Further, during a declining economic environment, we may experience increased customer defaults and preference claims by bankrupt customers.

Additionally, the counterparties to the derivative financial instruments that we use in our Cross-Border solution to reduce our exposure to various market risks, including changes in foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This risk includes the exposure generated when we write derivative contracts to our customers as part of our Cross-Border solution, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. If a customer or financial institution counterparty becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us, we may be exposed to the value of one or more relevant offsetting positions or may bear financial risk for those receivables where we have offered trade credit. If we fail to adequately manage our credit risks or monitor for fraud, our bad debt expense could be significantly higher than historic levels and adversely affect our business, operating results and financial condition.
As a result of being subject to the Federal Reserve Board's and Federal Deposit Insurance Corporation's (FDIC's) rules on qualified financial contracts (QFCs) and similar rules in other jurisdictions, we may not be able to exercise remedies against counterparties and, as this regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. The International Swaps and Derivatives
Association (ISDA) Protocols and these rules and regulations extend to repurchase agreements and other instruments that are not derivative contracts.
If one or more of our counterparty financial institutions default on their financial or performance obligations to us or fail, we may incur significant losses.
We have significant amounts of cash, cash equivalents, receivables outstanding and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. Among other services, certain banks and other financial institutions are lenders under our credit facilities, hold customer deposits for customers funds payable on demand and hold cash collateral received from customers for derivative transactions as part of our Cross-Border solution. We regularly monitor our concentration of, and exposure to, counterparty risk and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited due to the insufficiency of the failed institutions’ estate to satisfy all claims in full or the applicable laws or regulations governing the insolvency, bankruptcy, or resolution proceedings. In the event of default on obligations by, or the failure of, one or more of these counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
Our business may be adversely affected by geopolitical risks
We have foreign operations in, or provide services for customers in more than 200 countries throughout North America, South
America, Europe, Africa and Asia. We also expect to seek to expand our operations into various additional countries in Asia,
Europe and Latin America as part of our growth strategy.
Some of the countries where we operate, and other countries where we will seek to operate, have undergone significant political, economic and social change and events (such as the military conflicts in Ukraine and the Middle East) in recent years, including the U.S.  In addition, changes in laws or regulations, including with respect to payment service providers, taxation, tariffs, information technology, data transmission and revenues from non-U.S. operations, or in the interpretation of such existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, operating results and financial condition.
We are actively monitoring the changes and events and assessing the impact on our business. The extent, severity, duration and outcome of market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Extraordinary measures, such as sanctions and tariffs, will adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations or otherwise aggravate the other risk factors that we identify herein. We cannot predict the scope of macroeconomic factors because these measures are complex and evolving. Our efforts to comply with changes may be costly and time consuming and will divert the attention of management. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil or criminal proceedings, sanctions and other liabilities, which may have a material and adverse effect on our business, financial condition and results of operations. We continue to refine our business continuity plan, which includes crisis response materials designed to mitigate the impact of significant disruptions to our business, but there can be no assurance that our plan will successfully mitigate all disruptions. To date, we have not experienced any material interruptions in our infrastructure, technology systems or networks needed to support our operations.
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
Our card solutions include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represented approximately 4% of our consolidated revenue for the year ended December 31, 2024. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods. Furthermore, regulators and Congress have passed new legislation that changes the electronic payments industry’s pricing, charges and other practices related to its customers. Any restrictions on our ability to price our products and services could materially and adversely affect our revenue.
We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results and financial condition would be adversely affected.
The market for our solutions is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in the Vehicle Payments solutions are small regional and large independent fleet card providers (some providing vouchers for food, fuel, tolls and transportation), major oil companies and petroleum marketers that issue their own fleet cards, banks and major financial services companies that provide card services to major oil companies and petroleum marketers. Corporate Payments solutions faces a variety of competitors, some of which have greater financial resources, name recognition and scope and breadth of products and services.
Competitors in the Lodging solutions include travel agencies, online lodging discounters, internal corporate procurement and travel resources and independent lodging and services providers.
The most significant competitive factors in our business are the breadth of product and service features, network acceptance size, customer service, payment terms, account management and price. We may experience competitive disadvantages with respect to any of these factors from time to time as potential customers prioritize or value these competitive factors differently.
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

We are subject to risks related to volatility in the macroeconomic environment, which could adversely affect our revenue and operating results.
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2024, approximately 48% of our revenue was denominated in currencies other than the U.S. dollar (primarily, Brazilian real, British pound, euro, Canadian dollar, Australian dollar, Mexican peso, Czech koruna and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income.
In addition, we earn revenue in our Cross-Border solution from exchanges of currency at spot rates, which enable customers to make cross-currency payments. The Cross-Border solution also writes foreign currency derivative contracts for our customers.
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
Furthermore, we are subject to exchange control regulations that restrict or prohibit the conversion of more than a specified amount of our foreign currencies into U.S. dollars and, as we continue to expand, we may become subject to further exchange control regulations that limit our ability to freely utilize and transfer currency in and out of particular jurisdictions.
We estimate during the year ended December 31, 2024, approximately 8% of our consolidated revenue was directly influenced by the absolute price of fuel. Approximately 5% of our consolidated revenue during the year ended December 31, 2024 was derived from transactions where our revenue is tied to fuel price spreads. When our fleet customers purchase fuel, certain arrangements in our Vehicle Payments solutions generate revenue as a percentage of the fuel transaction purchase amount and other arrangements generate revenue based on fuel price spreads. The fuel price that we charge to any Vehicle Payments customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. The significant volatility in fuel prices can impact these revenues by lowering total fuel transaction purchase amounts and tightening fuel price spreads. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our Vehicle Payments customers, or the fuel price we charge to our Vehicle Payments customers decreases at a faster rate than the merchant’s wholesale cost of fuel.
The volatility could be due to many factors outside our control, such as geopolitical risk, pandemics, new oil production or slowdowns, shifting of customer preferences (e.g., shift to EV), actions by the Organization of the Petroleum Exporting
Countries (OPEC) and others, speculative trading, changing government regulation, and weather and general economic conditions. Such volatility could make it more difficult to effectively utilize the cash generated by our operations, and may adversely affect our financial condition.
The value of certain of our solutions depend, in part, on relationships with oil companies, fuel and lodging merchants, truck stop operators, airlines, sales channels and other channels and partnerships to grow our business. The failure to maintain and grow existing relationships, or establish new relationships, could adversely affect our revenues and operating results.
The success and growth of our solutions depend on the wide acceptability of such cards when our customers need to use them.
As a result, the success of these solutions is in part dependent on our ability to maintain relationships with major oil companies, petroleum marketers, closed-loop fuel and lodging merchants, truck stop operators, airlines, sales channels and other channels and partnerships (each of whom we refer to as our “partners”) and to enter into additional relationships or expand existing arrangements to increase the acceptability of our payment solutions. These relationships vary in length and may be renegotiated at the end of their respective terms. Due to the highly competitive, and at times exclusive, nature of these relationships, we often must participate in a competitive bidding process to establish or continue the relationships. Such bidding processes may focus on a limited number of factors, including pricing, which may affect our ability to effectively compete for these relationships.
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
Our Vehicle Payments and Corporate Payments solutions depend on relationships with banks and other financial institutions around the world, which may impose fees, restrictions and compliance burdens on us that make our operations more difficult or expensive.
We facilitate payment and foreign exchange solutions for enterprises of all sizes using a global network of bank relationships.
Increased regulation and compliance requirements are impacting these businesses and our bank relationships by making it more costly for us to provide our solutions or by making it more cumbersome for businesses to do business with us. Any factors that increase the cost for us, our bank relationships, or customers or that restrict, delay, or make delivering our solutions more difficult or impractical, such as trade policy or higher tariffs, could negatively impact our revenues and harm our business. We may also have difficulty establishing or maintaining banking relationships needed to conduct our services due to evolving banks’ policies, risk profiles and compliance requirements, which may vary by financial institution.
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
We believe that maintaining and enhancing our brands is critical to our customer relationships and our ability to obtain partners and retain employees. The successful promotion of our brands will depend upon our marketing and public relations efforts, our ability to continue to offer high-quality products and services and our ability to successfully differentiate our solutions from those of our competitors. In addition, future extension of our brands to add new products or services different from our current offerings may dilute our brands, particularly if we fail to maintain our quality standards in these new areas. The promotion of our brands will require us to make substantial expenditures, and we anticipate that the expenditures will increase as our markets become more competitive and we expand into new markets. Even if these activities increase our revenues, this revenue may not offset the expenses we incur. There can be no assurance that our brand promotion activities will be successful.

Our expansion through acquisitions may divert our management’s attention and result in unexpected operating or integration difficulties or increased costs and dilution to our stockholders, and we may never realize the anticipated benefits.
We have been an active acquirer in the U.S. and internationally, and, as part of our growth strategy, we expect to seek to acquire businesses, commercial account portfolios, technologies, services and products in the future. We have substantially expanded our overall portfolio of solutions, customer base, headcount and operations through acquisitions. The acquisition and integration of each business involves a number of risks and may result in unforeseen operating difficulties, delays and expenditures in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired business, all of which may divert resources and management attention otherwise available to grow our existing portfolio. We may also have new or heightened regulatory requirements that we are required to comply with as a result of our acquisitions which may lead to increased expense or a further diversion of management attention.
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
In addition, from time to time, we may divest businesses, for, among other things, alignment with our strategic objectives. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability and margins. Moreover, we may incur asset impairment losses related to divestitures that reduce our profitability. Our divestiture activities may present financial, managerial and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, possible need for providing transition services to buyers, adverse effects on existing business relationships with suppliers and customers and indemnities and potential disputes with the buyers. Any of these factors could adversely affect our business, financial condition and results of operations.
Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.
In connection with our Cross-Border solution, we are party to a large number of derivative transactions. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Derivative transactions may also involve the risk that documentation has not been properly executed, that executed agreements may not be enforceable against the counterparty, or that obligations under such agreements may not be able to be "netted" against other obligations with such counterparty. In addition, counterparties may claim that such transactions were not appropriate or authorized.
Derivative contracts and other transactions entered into with third parties often don’t require performance until a future date, which can be months away and are not always settled on a timely basis. While the transaction remains open there is always the chance of non-performance, especially if market movements make the contract less attractive, subjecting us to heightened credit and operational risk. In addition, as new complex derivative products are created, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of over-the-counter (OTC) derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and to hedge our own risks and could adversely affect our profitability and increase our credit exposure to such platform. We rely on licensed third party software to calculate our daily net derivative positions for the purpose of hedging our financial market exposures. Any failure of these systems to accurately calculate our net positions due to design weakness, capacity degradation or input errors could result in unintended financial losses.

Our payment solutions' results are subject to seasonality, which could result in fluctuations in our quarterly financial results.
Our Vehicle Payments solutions are typically subject to seasonal fluctuations in revenues and profit, which are impacted during the first and fourth quarter each year by the weather, holidays in the U.S. and lower business levels in Brazil due to summer break and the Carnival celebration. Our Gift solutions are typically subject to seasonal fluctuations in revenues as a result of consumer spending patterns. Historically, Gift revenues have been strongest in the third and fourth quarters and weakest in the first and second quarters, as the retail industry has its highest level of activity during and leading up to the Christmas holiday season.
Other
We have identified a material weakness in our internal control over financial reporting and, if we fail to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended
December 31, 2023, we had identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls (ITGCs) in the area of user access management over certain information technology systems used in the execution of controls that support the Company’s financial reporting processes.
During the year ended December 31, 2024, management improved its user access management over certain systems and made progress remediating the material weakness. However, additional time is required to complete the material weakness remediation work, and to test the design and operational effectiveness of the enhanced and newly developed controls. In addition, as part of remediation effort, we may deem it necessary to implement additional controls, such as enhancements or automation of certain aspects of our ITGCs. We believe our efforts will be effective to remediate the material weakness, but this material weakness remained as of December 31, 2024. We concluded this material weakness did not result in any material misstatements in our financial statements or disclosures in either of the years ended December 31, 2023 or 2024.
Until the remediation plan is fully implemented, tested and deemed effective, we cannot provide assurance that our actions will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability and timeliness of our financial statements and have other consequences that could materially and adversely affect our business.
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
Third parties have in the past, and could in the future, claim that our technologies and processes underlying our products and services infringe their intellectual property. In addition, to the extent that we gain greater visibility, market exposure and add new products and services, we may face a higher risk of being the target of intellectual property infringement claims asserted by third parties. We may, in the future, receive notices alleging that we have misappropriated or infringed a third party’s intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications that cover significant aspects of our technologies, processes or business methods. Any claims of infringement or misappropriation by a third party, even those without merit, could cause us to incur substantial defense costs and could distract our management from our business, and there can be no assurance that we will be able to prevail against such claims. Some of our competitors may have the capability to dedicate substantially greater resources to enforcing their intellectual property rights and to defending claims that may be brought against them than we do. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, potentially including treble damages if we are found to have willfully infringed a patent. A judgment could also include an injunction or other court order that could prevent us from offering our products and services. In addition, we might be required to seek a license for the use of a third party’s intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.
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
Finally, we use open source software in connection with our technology and services. Companies that incorporate open source software into their products, from time to time, face claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Open source software is also provided without warranty and may therefore include bugs, security vulnerabilities or other defects for which we have no recourse or recovery. Some open source software licenses require users of such software to publicly disclose all or part of the source code to their software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our technology and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related technology or service, such use could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.
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
OTC derivatives are a core product offered by the Cross-Border solution. Non-centrally cleared OTC derivatives can have certain advantages over exchange-traded and centrally cleared derivatives. Some derivative types are only available to be traded as non-centrally cleared OTC. In other cases, exchange-traded equivalents are less liquid or less cost-effective in gaining or hedging certain market exposures. Further, OTC derivatives offer investors more flexibility in structure because, unlike the standardized cleared products, they can be tailored or customized to fit specific needs or investment goals. In order to best meet a client’s risk management objectives, our Cross-Border solution would like to preserve the ability to continue trading these types of OTC derivatives when possible. The most broadly used OTC derivative within the Cross-Border solution are foreign currency forwards, the most common financial tool used in the marketplace to hedge currency risk.
Rules adopted under the Dodd-Frank Act by the CFTC in the U.S., provisions of the European Market Infrastructure Regulation and its technical standards in the UK and EU, as well as derivative reporting in Canada and Australia, subject certain of the foreign exchange derivative contracts we offer to our customers as part of our Cross-Border solutions to reporting, record keeping and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the U.S., U.K., and European
Union or other jurisdictions.
Our compliance with these requirements has resulted, and may continue to result, in additional costs to our business and may impact our Cross-Border solution. Furthermore, our failure to comply with these requirements could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the U.S., U.K. and European Union, such as under the Dodd-Frank Act and the Markets in
Financial Instruments Directive (MiFID II) are continuing to evolve and changes to such regimes, our status under such regimes, our associated costs for entering into derivatives transactions or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the U.S., U.K. and the European Union are considering, have implemented, or are implementing regulations similar to those described above and these may result in greater costs to us as well.
With respect to its bank counterparties, the Cross-Border solution may be subject to additional regulatory requirements from time to time associated with trading non-centrally cleared OTC derivatives pursuant to the Uncleared Margin Rules (UMR). We will need to monitor and manage carefully the initial and variation margin requirements under the UMR, as and when they apply to portions of the Cross-Border solution.
In cases where the currency market experiences significant disruption, our clients may take longer to remit funds for out-of-the-
money positions and/or post collateral than what is required of our Cross-Border solution related to its own banking counterparties, resulting in extended periods of elevated liquidity risk.
Laws, governmental regulations and contractual obligations designed to protect or limit access to personal information could adversely affect our ability to effectively provide our services.

Governmental bodies in the U.S. and abroad have adopted, or are considering the adoption of, laws and regulations granting consumer rights to, restricting the transfer of and requiring safeguarding of, personal information. For example, in the U.S., all financial institutions must undertake certain steps to help protect the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks, our sponsor banks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as PCI standards and also allow for similar audits regarding best practices established by regulatory guidelines.
The compliance standards relate to our infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients.
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
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’ and merchants’ operations and therefore ours. Because our business depends on the level of activity in the oil industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for fuel. Further, we may not be able to successfully execute our EV strategy, which could further adversely affect our business.
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
We are, or may from time to time be, subject to claims in the ordinary course of our operations, including individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests and other proceedings alleging violations of laws, rules and regulations with respect to competition, antitrust, intellectual property, privacy, data protection, information security, anti-money laundering, counter-terrorist financing, sanctions, anti-bribery, anti-
corruption, consumer protection (including unfair, deceptive, or abusive acts or practices), fraud, accessibility, securities, tax, labor and employment, commercial disputes, product liability, use of our services for illegal purposes and other matters. The number and significance of these disputes and inquiries is expected to continue to increase as our products, services and business expand in complexity, scale, scope and geographic reach, including through acquisitions of businesses and technology.
Responding to proceedings may be difficult and expensive, and we may not prevail. In some proceedings, the claimant seeks damages as well as other relief, which, if granted, would require expenditures on our part or changes in how we conduct business. There can be no certainty that we will not ultimately incur charges in excess of presently established or future financial accruals or insurance coverage, or that we will prevail with respect to such proceedings. Regardless of whether we prevail or not, such proceedings could have a material adverse effect on our business, reputation, financial condition and results of operations. Further, these types of matters could divert our management’s attention and other resources away from our business. In addition, from time to time, we have had, and expect to continue to receive, inquiries from regulatory bodies and administrative agencies relating to the operation of our business. Any potential claims or any such inquiries or potential claims have resulted in, and may continue to result in, various audits, reviews and investigations, which can be time consuming and expensive. These types of inquiries, audits, reviews and investigations could result in the institution of administrative or civil proceedings, sanctions and the payment of fines and penalties, various forms of injunctive relief and redress, changes in personnel and increased review and scrutiny by customers, regulatory authorities, the media and others, which could be significant and could have a material adverse effect on our business, reputation, financial condition and results of operations.
As described in the Legal Proceedings section below, we are required to comply with an Order issued by the U.S. District Court for the Northern District of Georgia on June 8, 2023 (the “FTC Order”). The FTC Order requires us, among other things, to comply with certain advertising, contracting, record maintenance and reporting requirements for the U.S. fuel card business.
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
As we continue to expand our business internationally, we may continue to expand into certain foreign countries, particularly those with developing economies, where companies often engage in business practices that are prohibited by U.S., U.K. and other foreign regulations, including the FCPA, the U.K. Bribery Act, Canada’s PCMLTFA and Australia’s AML/CTF Act.
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
In addition, we are subject to AML laws and regulations, including the BSA. Among other things, the BSA requires money services businesses (such as money transmitters and providers of prepaid access) to develop and implement risk-based AML programs, verify the identity of our customers, report large cash transactions and suspicious activity and maintain transaction records.
We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. Other group entities may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.
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
At December 31, 2024, we had approximately $8.0 billion of debt outstanding under our Credit Facility and Securitization
Facility (each as defined herein). In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:
•we may have difficulty satisfying our obligations under our debt facilities and, if we fail to satisfy these obligations, an event of default could result;
•we may be required to dedicate a substantial portion of our cash flow from operations to required payments on our indebtedness or posting collateral to our bank counterparties, thereby reducing the availability of cash flow for acquisitions, working capital, capital expenditures and other general corporate activities. See “Management’s
Discussion and Analysis of Financial Condition and Results of Operations-Material Cash Requirements and Uses of
Cash;”
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
•we may be more vulnerable than our less leveraged competitors to the impact of economic downturns, significant global events and adverse developments in the industry in which we operate; and
•we are exposed to the risk of increased interest rates because our borrowings are generally subject to floating rates of interest.
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
In addition, any financial turmoil affecting the banking system or financial markets could cause significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity and extreme volatility or distress in the fixed income, credit, currency and equity markets, which could have a material adverse impact on our business. We require liquidity and access to capital to fund our global operations, including providing collateral to bank counterparties, funding working capital and other cash needs, and financing acquisitions.
Our balance sheet includes significant amounts of goodwill and intangible assets. We have recently recorded impairment losses on these assets and any further impairment of a significant portion of these assets would negatively affect our financial results.
Our balance sheet includes goodwill and intangible assets that represent approximately 47% of our total assets at December 31,
2024. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, which may increase in the future in connection with new acquisitions. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite-lived intangible assets are not amortized.
On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite-
lived intangible assets. If the carrying value of the asset is determined to be impaired, it is written down to fair value by a charge to operating earnings. As a result, for the year ended December 31, 2024, we recorded a non-cash goodwill impairment loss of $90 million, representing a partial impairment of the goodwill within our Payroll Card reporting unit, which is a component of our "Other" category.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved written comments regarding our periodic or current reports from the staff of the SEC.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We are subject to cybersecurity incidents and information theft risks in our operations, which we seek to manage through cybersecurity and information security programs, training and insurance coverage. To strengthen our security and cybersecurity defenses, we maintain a defensive approach to cybersecurity and information security designed to defend our systems against misuse, intrusions and cyberattacks and to protect the data we collect. Our processes to assess, identify and manage material risks from cybersecurity threats are strategically integrated into our overall risk management framework, as evidenced by annual risk assessments and required trainings across business lines and applications. Our information security program maintains procedures and controls for the systems, applications and our data and data of our third-party providers. We have an established cybersecurity training program which is administered through online learning modules and is required for all employees at least annually. Such trainings cover topics such as password protection, phishing, the protection of confidential information and asset security, among others and educate employees on mechanisms in place to report cybersecurity incidents or suspicions of cybersecurity incidents or threats. Further, we maintain a cybersecurity incident response plan, which is managed by our Chief Information Security Officer (CISO) and is reviewed and tested annually. The incident response process is overseen by a security operations and cybersecurity incident response team comprised of members across the organization, including global management and IT operations and leverages an organizational-wide platform that allows us to track, manage and resolve information security risks across the organization.
Our information security program is designed to generally align with recommended practices in security standards issued by the
International Organization for Standardization (ISO), American Institute of Certified Public Accountants (AICPA, SSAE18),
National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), Payment Card Industry Data Security
Standard (PCI DSS) and other industry sources. Specifically, we strive to maintain ISO certifications (ISO 27001 Brazil and
U.K.), SOC 1 and 2 Type 2 reports and PCI DSS reports on compliance to adhere to industry standard practices.
Our newly acquired businesses operate with independent cybersecurity programs and processes, which may vary in scope and complexity compared to our overarching cybersecurity framework, until they are fully integrated into our unified system.
As part of our overall risk mitigation strategy, we also maintain cybersecurity insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other cybersecurity incidents.
We have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or financial condition. However, we have been the target of cyber-attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident in the past or that we will not experience such an incident in the future. For more information on the risks from cybersecurity threats and incidents that we face, refer to Part I, “Item 1A. Risk Factors.”
Use of Third Parties
To regularly assess whether our cybersecurity strategies and processes remain appropriate to prevent, investigate and address cybersecurity-related issues, we engage with information security and forensics firms with specialized industry knowledge. Our collaboration with these third parties includes the administration of third-party security questionnaires, risk assessments and testing and consultation on security enhancements to attempt to mitigate threats. We also collaborate with third parties, regulators and law enforcement, when appropriate, to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.
In order to oversee and identify risks from cybersecurity threats and incidents associated our use of third-party service providers, we maintain a risk management program designed to help protect against the misuse of information technology. In addition to risk assessments and questionnaires obtained upon selection of a new service provider, we also perform annual third-party risk assessments to ensure these service providers continue to meet contractual obligations for cybersecurity, regulatory and industry requirements.
Governance
Board of Directors Oversight
The Information Technology and Security Committee (ITSC) is responsible for providing oversight and leadership for our information technology security and cybersecurity planning processes, policies and objectives. The ITSC is composed of board members with both industry knowledge as well as expertise in technology and security, finance and risk management. The primary purpose of the committee is to review, assess and make recommendations regarding the long-term strategy for global information security and the evolution of our technology in a competitive environment.
To accomplish this purpose, the information technology and security committee has four primary responsibilities:
•to understand the security controls and assessments conducted on major card platforms and concur that such controls are comparable to industry best practices and standards as appropriate;
•to assess technology modernization plans and processing platform strategies to validate proper investment in multi-
year initiatives that maintain effective and efficient use of  Company resources;
•to review progress on significant IT projects against milestones and quality indicators and evaluate actions intended to drive quality and timeliness; and

•to evaluate the prioritization of strategies for intellectual property protection.
Management's Role
The Board and the information technology and security committee directed the formation of a cross-functional cybersecurity council and receive regular cybersecurity reports from the Company's Chief Information Officer (CIO) and the CISO, among others. These reports include updates on our cybersecurity strategy and execution of its processes, including updates on procedures to prepare for, prevent, detect, respond to and recover from (as applicable) cybersecurity incidents. Such updates also include updates on our continued compliance with regulatory requirements. Our information security and risk management program is periodically evaluated by third-party specialists, and the results of those reviews are reported to the Board.
Our CISO, who reports directly to our CIO, has served in various roles in information technology and information security for over 20 years, with experience in technology risk management, cybersecurity, compliance, network engineering, information systems and business resiliency. He is a Certified Information Systems Security Professional and Certified Information Systems
Auditor.
Our CISO manages our information security and oversees our data security personnel and our incident response and business continuity management programs to assess and manage the cybersecurity element of our risk management program, including policies, cybersecurity training, security operations and engineering, cybersecurity threat detection and incident response. Our
CISO informs and updates the Board about any information security incidents that may pose a significant risk to us.
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

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, Corpay, Inc. and its subsidiaries (the Company) is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas and matters relating to compliance with laws and regulations
(collectively, "legal proceedings"). Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
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
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of
Gwinnett County, Georgia.  The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of
Fleetcor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects and making improper sales of stock. The complaint seeks approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices and disgorgement of incentive pay and stock compensation.  On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of Fleetcor Technologies, Inc. v. Ronald F. Clarke and Eric R.
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
FTC Matter
In October 2017, the Federal Trade Commission (FTC) issued a Notice of Civil Investigative Demand to the Company for the
production of documentation and a request for responses to written interrogatories. After discussions with the Company, the
FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American Fuel Card business. The parties reached impasse primarily related to what the Company believes are unreasonable demands for redress made by the FTC. On December 20,
2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See FTC v. FleetCor and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Ron Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress and costs of suit. The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company’s financial performance. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the
FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. The Company cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process.
Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the
FTC’s original complaint filed in December 2019. The FTC’s administrative action was stayed pending resolution of the case in federal court. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the
FTC's claim for monetary relief as to both the Company and Ron Clarke.
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission
ordered that the stay of the parallel Section 5 administration action will remain in place during the pendency of the Eleventh
Circuit appeal. Oral argument in the Eleventh Circuit appeal was held on January 21, 2025. The Company has incurred and continues to incur legal and other fees related to this FTC complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties and remediation expenses.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker CPAY. As of December 31, 2024, there were 313 holders of record of our common stock.
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
The Company's Board has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the
Company to repurchase its common stock from time to time until February 4, 2026. On January 25, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion, and on November 5, 2024, the Board authorized an increase to the aggregate size of the Program by another $1.0 billion to $9.1 billion. Since the beginning of the Program through December 31, 2024, 33,090,680 shares have been repurchased for an aggregate purchase price of $7.8 billion, leaving the Company up to $1.3 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. There were 4,211,818 common shares totaling $1.3 billion in 2024; 2,597,954 common shares totaling
$0.7 billion in 2023; and 6,212,410 common shares totaling $1.4 billion in 2022 repurchased under the Program. Repurchased shares are held as treasury stock on the Company's Consolidated Balance Sheets.
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
The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2024 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2024 through October 31, 2024	581	$336.31	—
November 1, 2024 through November 30, 2024	651,967	$374.26	—
December 1, 2024 through December 31, 2024	—	$—	—	$1,275,399

[1] During the quarter ended December 31, 2024, pursuant to our Stock Incentive Plan, we withheld 652,548 shares, at an average price per share of $374.22, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 31, 2019, at the closing price ($287.72) of our common stock on that day and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced
Services and (iii) S&P 500.

$200.00
$150.00
$100.00
$50.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/2024
Corpay, Inc.
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
The following discussion and analysis of our financial condition and results of operations generally discusses 2024 and 2023 items, with year-over-year comparisons between these two years. A detailed discussion of 2023 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-
K for the year ended December 31, 2023.
Executive Overview
Effective March 25, 2024, FLEETCOR Technologies, Inc. changed its corporate name to Corpay, Inc. At that time, we ceased trading under the ticker symbol "FLT" and began trading under our new ticker symbol, "CPAY", on the New York Stock
Exchange (NYSE). Corpay is a global corporate payments company that helps businesses and consumers better manage and pay their expenses. Corpay's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g., fueling, tolls, car registration and parking), lodging expenses (e.g., hotel and extended stay bookings) and corporate payments
(e.g., domestic and international accounts payable and point of sale purchases).  This results in our customers saving time and ultimately spending less. Since its incorporation in 2000, Corpay has delivered payment and spend solutions with customized controls and robust capabilities that offer our customers a better way to pay.
Businesses spend an estimated $145 trillion each year in transactions with other businesses. In many instances, businesses lack the proper tools to monitor what is being purchased and employ manual, paper-based, disparate processes and methods to both approve and make payments for their business-to-business purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions and more.
Corpay’s vision is that every payment is digital, every purchase is controlled and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks and provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting, and eliminate reimbursement processes. Combining this payment data with analytical tools delivers insights, which managers can use to better run their businesses. Our wide range of modern, digitized solutions generally provides control, reporting and automation benefits superior to many of the payment methods businesses often use such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
Russia Disposition
We completed the sale of our Russia business on August 15, 2023. The sale included the entirety of our operations in Russia and resulted in a complete exit from the Russia market. We received total proceeds, net of cash disposed and net of a
$5.6 million foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars, of $197.0 million, which have been recorded within investing activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2023. In connection with the sale, we recorded a net gain on disposal of $13.7 million during the year ended December 31, 2023, which represents the proceeds received less the derecognition of the related net assets, the reclassification of accumulated foreign currency translation losses, and the foreign exchange loss upon conversion of the ruble-
denominated proceeds to U.S. dollars.
Exclusive of the impact of disposition, our business in Russia accounted for approximately $62.0 million of our income before income taxes for the year ended December 31, 2023.
Comdata Merchant Solutions Disposition
In May 2024, we signed a definitive agreement to sell the  merchant solutions business, a business within the U.S. division of our Vehicle Payments segment (the "disposal group") to a third party. The transaction was completed during December 2024.
The disposal group's assets and liabilities were recorded at their carrying value. Goodwill of approximately $58.2 million was allocated to the carrying value of the disposal group based on a relative fair value analysis.
We received total proceeds of $185.5 million, which have been recorded within investing activities in the accompanying
Consolidated Statements of Cash Flows. In connection with the sale, we recorded a net gain on disposal of $121.3 million during the year ended December 31, 2024, which represents the proceeds received less the derecognition of the related net assets.

Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the years ended
December 31, 2024 and 2023 (in millions, except per share amounts).

	Year Ended December 31,
	2024	2023
Revenues, net	$3,974.6	$3,757.7
Net income attributable to Corpay	$1,003.7	$981.9
Net income per diluted share attributable to Corpay	$13.97	$13.20
Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, Adjusted
EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA, adjusted EBITDA and adjusted EBITDA margin for the years ended
December 31, 2024 and 2023 (in millions, except per share amounts and percentages).

	Year Ended December 31,
	2024	2023
Adjusted net income attributable to Corpay	$1,364.1	$1,258.6
Adjusted net income per diluted share attributable to Corpay	$19.01	$16.92
Adjusted EBITDA[1]	$2,129.0	$1,994.2
Adjusted EBITDA margin[1]	53.6%	53.1%
[1] 2024 Adjusted EBITDA and Adjusted EBITDA margin are adjusted for a material modification impacting stock based compensation expense and a deal related termination expense.
Adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, adjusted EBITDA and adjusted EBITDA margin are supplemental non-GAAP financial measures of operating performance. See the heading entitled
“Management’s Use of Non-GAAP Financial Measures” for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We use adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to
Corpay, adjusted EBITDA and adjusted EBITDA margin to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance and are not, and should not be viewed as, a substitute for GAAP measures and should be viewed in conjunction with our GAAP financial measures.
Sources of Revenue
Corpay offers a variety of payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 200 countries around the world today, although we operate primarily in three geographies, with approximately 81% of our business in the U.S., Brazil and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as consumers.
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
Revenues, net, by Segment. For the years ended December 31, 2024 and 2023, our segments generated the following revenues, net (in millions):

	Year Ended December 31,
	2024		2023
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$2,008.8	51%	$2,005.5	53%
Corporate Payments	1,221.9	31%	981.1	26%
Lodging Payments	488.6	12%	520.2	14%
Other	255.3	6%	250.9	7%
Consolidated revenues, net	$3,974.6	100%	$3,757.7	100%
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
The remaining revenues represent other solutions in our Gift and Payroll card businesses, referred to as Other. In these businesses, we primarily earn revenue from the processing of transactions. We may also charge fees for ancillary services provided.
Revenues, net, by Geography Revenues, net by geography for the years ended December 31, 2024 and 2023, were as follows
(in millions):

	Year Ended December 31,
	2024		2023
Revenues by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$2,078.6	52%	$2,045.2	54%
Brazil	594.3	15%	526.1	14%
United Kingdom	542.0	14%	478.5	13%
Other	759.7	19%	707.9	19%
Consolidated revenues, net	$3,974.6	100%	$3,757.7	100%
*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation, which is based on the geographic location of the legal entity.

Revenues, net, by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the years ended December 31, 2024 and 2023, were as follows (in millions except revenues, net per key performance indicator)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Year Ended December 31,				Year Ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$2,008.8	$2,005.5	$3.3	—%	$2,075.3	$1,968.5	$106.7	5%
'- Transactions	820.7	648.6	172.1	27%	820.7	768.1	52.6	7%
'- Revenues, net per transaction	$2.45	$3.09	$(0.64)	(21)%	$2.53	$2.56	$(0.03)	(1)%
'- Tag transactions[3]	86.5	79.6	6.9	9%	86.5	79.6	6.9	9%
'- Parking transactions	249.0	68.0	181.0	NM	249.0	226.0	22.9	10%
'- Fleet transactions	444.8	477.4	(32.6)	(7)%	444.8	422.0	22.8	5%
'- Other transactions	40.6	23.7	16.9	71%	40.6	40.5	0.1	0%
CORPORATE PAYMENTS
'- Revenues, net	$1,221.9	$981.1	$240.8	25%	$1,220.3	$1,017.1	$203.2	20%
'- Spend volume	$170,432	$145,571	$24,862	17%	$170,432	$148,759	$21,673	15%
'- Revenues, net per spend $	0.72%	0.67%	0.04%	6%	0.72%	0.68%	0.03%	5%
LODGING PAYMENTS
'- Revenues, net	$488.6	$520.2	$(31.6)	(6)%	$488.4	$520.2	$(31.8)	(6)%
'- Room nights	37.7	36.5	1.2	3%	37.7	36.5	1.2	3%
'- Revenues, net per room night	$12.97	$14.25	$(1.28)	(9)%	$12.96	$14.25	$(1.29)	(9)%
OTHER[1]
'- Revenues, net	$255.3	$250.9	$4.4	2%	$255.2	$250.9	$4.4	2%
'- Transactions	1,574.1	1,417.7	156.4	11%	1,574.1	1,417.7	156.4	11%
'- Revenues, net per transaction	$0.16	$0.18	$(0.01)	(8)%	$0.16	$0.18	$(0.01)	(8)%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$3,974.6	$3,757.7	$216.9	6%	$4,039.2	$3,756.7	$282.5	8%

[1] Other includes Gift and Payroll Card operating segments.
[2] See heading entitled "Managements' Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[3] Represents total tag subscription transactions in the year. Average monthly tag subscriptions for 2024 is 7.2 million.
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
Organic revenue growth is a supplemental non-GAAP financial measure of operating performance. Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We believe that organic revenue growth on a macro-neutral and consistent acquisition/
divestiture/non-recurring item basis is useful to investors for understanding the performance of Corpay.
Sources of Expenses
We routinely incur expenses in the following categories:
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
•General and administrative—Our general and administrative expenses include compensation and related expenses
(including stock-based compensation and bonuses) for our employees, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-
party professional services fees, travel and entertainment expenses and other corporate-level expenses.
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
•Other expense (income), net—Our other expense (income), net includes gains or losses from the following: foreign currency transactions, extinguishment of debt and investments. This category also includes other miscellaneous non-
operating costs and revenue. Certain of these items may be presented separately on the Consolidated Statements of
Income.
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
•Global economic conditions—Our results of operations are materially affected by conditions in the economy generally, in North America, Brazil, the U.K. and in other locations internationally. Factors affected by the economy include our transaction volumes, the credit risk of our customers and changes in tax laws across the globe. These factors affected our businesses in each of our segments.
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, New Zealand dollar and Russian ruble (for periods prior to the disposition of our Russia business), relative to the U.S. dollar. Approximately 52% and 54% of our revenues in 2024 and 2023, respectively, were derived in U.S. dollars and were not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenues, net.
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
•Fuel prices—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% and
10% of revenues, net were directly impacted by changes in fuel price in 2024 and 2023, respectively. See "Results of
Operations" for information related to the fuel price impact on our total revenues, net.

•Fuel price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% of revenues, net were directly impacted by fuel price spreads in both 2024 and 2023. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Acquisitions—Since 2002, we have completed over 100 acquisitions of companies and commercial account portfolios. Acquisitions have been an important part of our growth strategy, and it is our intention to continue to seek opportunities to increase our customer base and diversify our service offering through further strategic acquisitions.
The impact of acquisitions has, and may continue to have, a significant impact on our results of operations and may make it difficult to compare our results between periods.
•Interest rates—From January 1, 2023 to July 27, 2023, the U.S. Federal Open Market Committee increased the target federal funds rate four times for a total rate increase of 1.00%, and on September 18, 2024, November 7, 2024 and
December 18, 2024, lowered the target federal funds rate by 0.50%, 0.25% and 0.25%, respectively. Additional rate changes are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of December 31, 2024, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
See the "Liquidity and capital resources" section below for additional information regarding our derivatives.
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
•Income Taxes—We pay taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S.
jurisdictions. The tax rates in non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. Our effective tax rate is also subject to fluctuations driven by the impact of discrete tax items.
The Organization for Economic Co-operation and Development (OECD), continues to put forth various initiatives, including Pillar Two rules which introduce a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025 for different aspects of the directive, and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of December 31, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material.
This may change as other countries enact similar legislation and further guidance is released. We are currently evaluating the impact of the enacted legislation effective January 1, 2025 to our financial statements and continue to closely monitor regulatory developments to assess potential impacts.

Acquisitions, Investments and Dispositions
Each of these acquisitions provide incremental geographic expansion of our products and broaden our strategies within each of our business segments.
2025
•In February 2025, we signed a definitive agreement to acquire 100% of Gringo, a leading Brazil-based vehicle registration and compliance payment company, for approximately $147.0 million, net of cash of approximately $22 million. Gringo's digital app and national network help drivers in Brazil pay vehicle taxes, registration and fines. The transaction is expected to close in the first quarter of 2025, subject to regulatory approval and standard closing conditions and will be reflected in our Vehicle Payments segment.
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
•In December 2024, we acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $576.2 million, net of cash and cash equivalents and restricted cash acquired of $190.7 million. GPS provides business-to-business cross-
border and treasury management solutions to upper middle market companies, primarily in the U.S. Results from GPS are reported in our Corporate Payments segment.
•In December 2024, we disposed of our merchant solutions business for $185.5 million, net of cash disposed. Results from our merchant solutions business were previously included in our Vehicle Payments segment.
•During the year ended December 31, 2024, we also completed asset acquisitions for approximately $6.7 million.
2023
•In January 2023, we acquired Global Reach, a U.K.-based cross-border payments provider, for approximately
$102.9 million, net of cash. Results from Global Reach are reported in our Corporate Payments segment.
•In February 2023, we acquired the remainder of Mina Digital Limited, a cloud-based electric vehicle (EV) charging software platform, and we also acquired Business Gateway AG, a European-based vehicle maintenance provider, for a total of approximately $23.8 million, net of cash. Results from Mina Digital Limited and Business Gateway AG are reported in our Vehicle Payments segment.
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

Results of Operations
Year ended December 31, 2024 compared to the year ended December 31, 2023
The following table sets forth selected financial information from the consolidated statements of income for the years ended
December 31, 2024 and 2023 (in millions, except percentages)*.

	Year Ended December 31, 2024	% of Total Revenue	Year Ended December 31, 2023	% of Total Revenue	Increase (Decrease)	% Change
Revenues, net:
Vehicle Payments	$2,008.8	50.5%	$2,005.5	53.4%	$3.3	0.2%
Corporate Payments	1,221.9	30.7%	981.1	26.1%	240.8	24.5%
Lodging Payments	488.6	12.3%	520.2	13.8%	(31.6)	(6.1)%
Other	255.3	6.4%	250.9	6.7%	4.4	1.8%
Total revenues, net	3,974.6	100.0%	3,757.7	100.0%	216.9	5.8%
Consolidated operating expenses:
Processing	869.1	21.9%	819.9	21.8%	49.2	6.0%
Selling	380.9	9.6%	340.2	9.1%	40.7	12.0%
General and administrative	616.9	15.5%	603.4	16.1%	13.5	2.2%
Depreciation and amortization	351.1	8.8%	336.6	9.0%	14.5	4.3%
Goodwill impairment	90.0	2.3%	—	—%	90.0	NM
Other operating, net	0.8	—%	0.8	—%	—	NM
Gain on disposition of business	(121.3)	(3.1)%	—	—%	(121.3)	NM
Operating income	1,787.2	45.0%	1,656.9	44.1%	130.3	7.9%
Investment loss (gain)	0.2	—%	(0.1)	—%	0.4	NM
Other expense (income), net	13.7	0.3%	(16.6)	(0.4)%	(30.3)	NM
Interest expense, net	383.0	9.6%	348.6	9.3%	34.4	9.9%
Loss on extinguishment of debt	5.0	0.1%	—	—%	5.0	NM
Provision for income taxes	381.4	9.6%	343.1	9.1%	38.3	11.2%
Net income	1,003.7	25.3%	981.9	26.1%	21.8	2.2%
Less: Net loss attributable to noncontrolling interest	(14)	NM	—	—%	—	NM
Net income attributable to Corpay	$1,003.7	25.3%	$981.9	26.1%	$21.9	2.2%

Operating income (loss) by segments:
Vehicle Payments	$1,076.9		$943.4		$133.5	14.1%
Corporate Payments	498.4		382.1		116.3	30.4%
Lodging Payments	223.4		254.3		(30.9)	(12.1)%
Other	(11.5)		77.1		(88.6)	NM
Total operating income	$1,787.2		$1,656.9		$130.3	7.9%
*The sum of the columns and rows may not calculate due to rounding.
NM - not meaningful
Consolidated revenues, net
Consolidated revenues were $3,974.6 million in 2024, an increase of 5.8% compared to the prior year. The increase in consolidated revenues was due primarily to organic growth of 8%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 2% from acquisitions completed in 2023 and 2024. This growth was partially offset by approximately $81 million, or 2%, from the dispositions of our Russia business in August 2023 and our merchant solutions business in December 2024, and by the negative impact of the macroeconomic environment.

Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $65 million on our consolidated revenues for 2024 over 2023, driven primarily by unfavorable foreign exchange rates of approximately $41 million, mostly in our Brazil business, the unfavorable impact of fuel prices of approximately $14 million and unfavorable fuel price spreads of approximately $10 million.
Consolidated operating expenses
Processing. Processing expenses were $869.1 million in 2024, an increase of 6.0% compared to the prior year. Increases in processing expenses were primarily due to approximately $43 million of expenses related to acquisitions completed in 2023 and
2024, higher variable expenses driven by increased transaction volumes and investments to drive future growth. The increases were partially offset by lower credit losses of $21 million due to our shift away from micro-SMB (small-medium business)
clients in the U.S., the impact of foreign exchange rates of approximately $11.0 million and the combined impact of the dispositions of our Russia and merchant solutions businesses of approximately $4 million.
Selling. Selling expenses were $380.9 million in 2024, an increase of 12.0% compared to the prior year. Increases in selling expenses were primarily due to increased commissions from higher sales volume and approximately $18 million of expenses related to acquisitions completed in 2023 and 2024. The increases were partially offset by the impact of the dispositions of our
Russia and merchant solutions businesses of approximately $5 million and the impact of foreign exchange rates of approximately $3 million.
General and administrative. General and administrative expenses were $616.9 million in 2024, an increase of 2.2% compared to the prior year. Increases in general and administrative expenses were primarily due to approximately $28 million of expenses related to acquisitions completed in 2023 and 2024 and higher stock-based compensation expense of approximately $5 million.
These increases were partially offset by lower overhead expense due to disciplined expense management, the impact of the dispositions of our Russia and merchant solutions businesses of approximately $6 million and the impact of foreign exchange rates of approximately $2 million.
Depreciation and amortization. Depreciation and amortization expenses were $351.1 million in 2024, an increase of 4.3%.
Increases in depreciation and amortization expenses were primarily due to incremental investments in capital expenditures in addition to approximately $18 million of expenses related to acquisitions completed in 2023 and 2024. These increases were partially offset by the impact of the dispositions of our Russia and merchant solutions businesses of approximately $3 million and the impact of foreign exchange rates of approximately $4 million.
Goodwill impairment. During 2024, we recorded a non-cash goodwill impairment loss of $90.0 million, representing a partial impairment of the goodwill within our Payroll Card reporting unit, which is a component of our "Other" category. See additional discussion regarding this impairment, including factors leading to this conclusion, in the "Critical accounting estimates" section below.
Gain on disposition of business. During 2024, we recognized a net gain of $121.3 million related to the December 2024 disposal of our merchant solutions business, a non-core business within the U.S. division of our Vehicle Payments segment.
Consolidated operating income
Operating income was $1,787.2 million in 2024, an increase of 7.9% compared to the prior year. The increase in operating income was primarily due to the reasons discussed above.
Other expense (income), net. Other expense, net was $13.7 million in 2024, which primarily represents the impact of fluctuations in foreign exchange rates on non-functional currency balances. Other income, net was $16.6 million in 2023, which was primarily the net gain of approximately $13.7 million resulting from the disposal of our Russia business during the third quarter of 2023.
Interest expense, net. Interest expense was $383.0 million in 2024, an increase of 9.9% compared to the prior year. The increase in interest expense was primarily due to higher interest rates and increased borrowings for acquisitions and share repurchases and lower interest income due to the sale of our Russia business. The following table sets forth the weighted average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

(Unaudited)	2024	2023
Term loan A	6.64%	6.49%
Term loan B	6.95%	6.84%
Revolving line of credit A & B (USD)	6.60%	6.51%
Revolving line of credit B (GBP)	6.60%	5.83%

We have a portfolio of interest rate swaps which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the years ended December 31, 2024 and 2023, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of approximately $60.1 million and $48.4 million, respectively.
Provision for income taxes. The provision for income taxes and effective tax rate were $381.4 million and 27.5% in 2024, compared to $343.1 million and 25.9% in the prior year. The increase in the provision for income taxes was driven primarily by an increase in uncertain tax positions, an increase in valuation allowance on foreign net operating losses, the tax effect of a nondeductible goodwill impairment and fewer foreign tax benefits. The increases were partially offset by an increase in excess tax benefits on stock option exercises and state tax planning impacts.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay was $1,003.7 million in 2024, an increase of 2.2% compared to the prior year.
Segment Results
Vehicle Payments
Vehicle Payments revenues were relatively flat at $2.0 billion in 2024. Vehicle Payments revenues increased primarily due to organic growth of 5% driven by new sales growth, and the impact of acquisitions, which contributed approximately $44 million in revenues. These increases were partially offset by the dispositions of our Russia and merchant solutions businesses in August
2023 and December 2024, respectively, which lowered revenues by approximately $81 million, and the negative impact of the macroeconomic environment of approximately $67 million. The negative macroeconomic environment was driven primarily by unfavorable changes in foreign exchange rates on revenues of $43 million, unfavorable fuel prices of $14 million and unfavorable fuel price spreads of approximately $10 million.
Vehicle Payments operating income was $1,076.9 million in 2024, an increase of 14.1% compared to the prior year due to the reasons discussed above, as well as lower credit losses of approximately $26 million, as we shifted away from micro-SMB clients toward higher credit quality customers in the U.S. in 2023.
Corporate Payments
Corporate Payments revenues were $1,221.9 million in 2024, an increase of 24.5% compared to the prior year. Corporate
Payments revenues increased primarily due to organic revenue growth of 20%, driven by a 15% growth in spend volume and strong new sales in our payables and cross-border solutions. The Paymerang and GPS acquisitions contributed approximately
$36 million in revenue.
Corporate Payments operating income was $498.4 million in 2024, an increase of 30.4% compared to the prior year. Corporate
Payments operating income and margin increased primarily due to the reasons discussed above, as well as operating leverage and integration synergies, as revenues grew faster than expenses, partially offset by higher selling expenses to grow the business.
Lodging Payments
Lodging Payments revenues were $488.6 million in 2024, a decrease of 6.1% compared to the prior year. The decrease in
Lodging Payments revenues was primarily due to commissions recognized in the prior year in our insurance business that did not recur in 2024, a decline in room nights in our airline and insurance businesses and a decline in revenue per room night in our workforce business from the prior year.
Lodging Payments operating income was $223.4 million in 2024, a decrease of 12.1% compared to the prior year. Lodging
Payments operating income and margin declined from the prior period due to the reasons discussed above.
Other
Other revenues were $255.3 million in 2024, an increase of 1.8% compared to the prior year. Other operating loss was $11.5 million in 2024 as compared to operating income of $77.1 million in the prior year. The Other operating loss in 2024 was driven by a $90.0 million non-cash goodwill impairment recorded in 2024. Excluding this non-cash loss, operating income and margin for the Other segment increased primarily due to our operating leverage and disciplined expense management.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity.  We believe that our current level of cash and borrowing capacity under our Credit Facility, Securitization
Facility and other facilities (each discussed below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for at least the next 12 months and into the foreseeable future, based on our current assumptions. At December 31, 2024, we had approximately $2.1 billion in total liquidity, consisting of approximately $0.5 billion available under our Credit Facility (defined below) and unrestricted cash of $1.6 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our
Lodging Payments business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2024, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$1,940.6	$2,101.1
Net cash used in investing activities	$(807.5)	$(380.7)
Net cash provided by (used in) financing activities	$405.0	$(898.2)
Operating activities. Net cash provided by operating activities was $1,940.6 million in 2024, a decrease from $2,101.1 million in 2023. The decrease in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash used in investing activities was $807.5 million in 2024, an increase from $380.7 million in 2023.
The increase in cash used for investing activities was primarily due to incremental spending on acquisitions completed in 2024 over the comparable period in 2023. Additionally, our capital expenditures were $175.2 million in 2024, an increase of $21.4 million, or 14%, from $153.8 million in 2023 due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash provided by financing activities was $405.0 million in 2024 compared to net cash used in financing activities of $898.2 million in 2023. Net cash provided by financing activities in 2024 was primarily due to (i) net borrowings on our Credit Facility and Securitization Facility of $1,271.2 million during 2024 as compared to net repayments of
$322.4 million during 2023 and (ii) an increase in proceeds of $314.5 million from common stock resulting from stock option exercises, partially offset by increased outflows for repurchases of common stock of $601.1 million in 2024 versus 2023.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-
borrowers (the “Borrowers”), are parties to a $7.5 billion Credit Agreement (the “Credit Agreement”), with Bank of America,
N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the
“Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities
(collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.8 billion, a Term Loan A facility in the amount of $3.3 billion ("Term Loan A") and a Term Loan B facility in the amount of $2.4 billion ("Term Loan B") as of
December 31, 2024. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.3 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and a sublimit for swing line loans.
The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in Term Loan A, Term Loan
B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than
3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is June 24, 2027. The Term
Loan B has a maturity date of April 30, 2028.
On May 3, 2023, the Company entered into the thirteenth amendment to the Credit Facility. The amendment replaced LIBOR on the Term Loan B with the Secured Overnight Financing Rate (SOFR), plus a SOFR adjustment of 0.10%.
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
On February 20, 2025, we entered into the sixteenth amendment to the Credit Agreement. The amendment increased the Term
Loan B commitments by an incremental $750 million. We used the Term Loan B proceeds to pay down existing borrowings under the revolving credit facility and other general corporate purposes. The maturity dates and the interest rates for the Credit
Agreement were unchanged by this amendment.
Interest on amounts outstanding under the Credit Agreement accrues as follows: for all loans denominated in U.S. dollars with the exception of Term Loan B borrowings, based on SOFR plus a SOFR adjustment of 0.10%; for Term Loan B borrowings, based on SOFR; for all loans denominated in British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%; for all loans denominated in euros, based on the Euro Interbank Offered Rate (EURIBOR); or for all loans denominated in
Japanese yen, at the Toyko Interbank Offer Rate (TIBOR) plus a margin based on a leverage ratio (as defined in the agreement); or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the
Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility.
At December 31, 2024, the interest rate on the Term Loan A was 5.83%, the interest rate on the Term Loan B was 6.11%, the interest rate on the revolving A and B facilities (USD borrowings) was 5.83%, and the interest rate on the revolving B facility
(GBP borrowings) was 6.11%. The unused credit facility fee was 0.25% for all revolving facilities at December 31, 2024.
The term loans are payable in quarterly installments due on the last business day of each March, June, September and
December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the maturity of the facility. Borrowings on the domestic swing line of credit are due on demand, and borrowings on the foreign swing lines of credit are due no later than twenty business days after such loan is made.
The obligations of the Borrowers under the Credit Agreement are secured by substantially all of the assets of Corpay and its domestic subsidiaries, pursuant to a security agreement and includes a pledge of (i) 100% of the issued and outstanding equity interests owned by us of each Domestic Subsidiary and (2) 66% of the voting shares of the first-tier foreign subsidiaries, but excluding real property, personal property located outside of the U.S., accounts receivables and related assets subject to the
Securitization Facility and certain investments required under money transmitter laws to be held free and clear of liens.
At December 31, 2024, we had $3.1 billion in borrowings outstanding on Term Loan A, net of discounts, $2.3 billion in borrowings outstanding on Term Loan B, net of discounts and $1.3 billion in borrowings outstanding on the revolving credit facility. We have unamortized debt issuance costs of $3.4 million related to the revolving credit facility as of December 31,
2024 recorded in other assets within the Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $16.6 million related to the term loans as of December 31, 2024 recorded in notes payable and other obligations, net of current portion within the Consolidated Balance Sheets. As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was 6.87% during 2024.
During the year ended December 31, 2024, we made borrowings of $825.0 million on the term loans, principal payments of
$140.1 million on the term loans and net borrowings of $570.3 million on the revolving facilities.
As of December 31, 2024, we were in compliance with each of the covenants under the Credit Agreement.
Securitization Facility
We are a party to a $1.7 billion receivables purchase agreement among Corpay Funding LLC, as seller, PNC Bank, National
Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto
(the "Securitization Facility") as of December 31, 2024. At December 31, 2024, the interest rate on the Securitization Facility was 5.36%.
On January 24, 2025, we entered into an omnibus amendment to our Securitization Facility. The amendment increased the
Securitization Facility commitment from $1.7 billion to $1.8 billion and extended the maturity of the Securitization Facility from August 18, 2025 to January 24, 2028. The omnibus amendment also reduced the program fee by 5 bps to SOFR plus
0.10% adjustment plus 0.90% or the Commercial Paper Rate plus 0.80% and decreased the unused facility fee by 5 bps for two of the purchasers.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of
December 31, 2024.

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
We have three unsecured overdraft facilities with a combined capacity of $155.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus 1% or (b) SOFR plus
1.25%. As of December 31, 2024, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of
February 20, 2026. Borrowings under this facility will bear interest at the borrower's option at a rate equal to (a) Term SOFR
(as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds
Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of December 31, 2024, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of December 31, 2024, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	4.01%	7/31/2025
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with $4.5 billion of unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month SOFR.
Our cash flow hedges resulted in a reduction to interest expense, net of $46.3 million and $39.4 million during the years ended
December 31, 2024 and 2023, respectively.
Net Investment Hedges
We enter into cross-currency interest rate swaps that are designated as net investment hedges of our investments in foreign-
denominated operations. Such contracts effectively convert the U.S. dollar equivalent notional amounts to obligations denominated in the respective foreign currency and partially offset the impact of changes in currency rates on such foreign-
denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swaps, resulting in interest rate savings on the USD notional.
At December 31, 2024, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.14%	5/20/2026
British Pound (GBP)	$750	0.317%	5/8/2028

Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and record changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $13.9 million and $9.0 million in interest expense, net for the years ended
December 31, 2024 and 2023, respectively, related to these excluded components.
In January 2025, we terminated our existing CAD cross-currency interest rate swaps designated as net investment hedges and subsequently entered into four new cross-currency interest rate swaps designated as net investment hedges of our investments in
CAD-denominated operations. These contracts effectively convert an aggregate $800 million of U.S. dollar equivalent to an obligation denominated in CAD and partially offset the impact of changes in currency rates on our CAD-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a weighted average interest rate savings of 1.35% on the USD notional.
Acquisition
In February 2025, we signed a definitive agreement to acquire 100% of Gringo, a leading Brazil-based vehicle registration and compliance payment company, for approximately $147.0 million, net of cash of approximately $22 million. Gringo's digital app and national network help drivers in Brazil pay for vehicle taxes, registration and fines. The transaction is expected to close in the first quarter of 2025, subject to regulatory approval and standard closing conditions and will be reflected in our Vehicle
Payments segment.
Stock Repurchase Program
Given our returns on our capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through stock repurchases. Our Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until February 4, 2026. On January 25,
2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion, and on November 4,
2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $9.1 billion. Since the beginning of the Program through December 31, 2024, we have repurchased 33,090,680 shares for an aggregate purchase price of $7.8 billion, leaving us up to $1.3 billion of remaining authorization available under the Program for future repurchases in shares of our common stock. We repurchased 4,211,818 common shares totaling $1.3 billion in 2024; 2,597,954 common shares totaling
$0.7 billion in 2023 and 6,212,410 common shares totaling $1.4 billion in 2022.
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
See Note 11 and Note 14 to the Consolidated Financial Statements within this Form 10-K for further information.
Deferred income tax liabilities as of December 31, 2024 were approximately $439.2 million. See Note 13 to the Consolidated
Financial Statements within this Form 10-K for further information. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2024, we had approximately $95.5 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.
Critical Accounting Estimates
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
For a discussion of our Summary of Significant Accounting Policies, see Note 2 to our Consolidated Financial Statements
within this Form 10-K for further information.
Financial Instruments-Credit Losses. Our current expected credit loss methodology for measurement of credit losses on financial assets measured at amortized cost basis, replaces the previous incurred loss impairment methodology. Our financial assets subject to credit losses are primarily trade receivables. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. See Note 2 to our Consolidated Financial Statements within this Form 10-K for further information.
Impairment of goodwill and indefinite-lived assets. We complete an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. When we believe it is appropriate, we may elect to first perform the optional qualitative assessment for certain of our reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price and other relevant entity-specific events. If we elect to bypass the optional qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. We then perform the quantitative goodwill impairment test for the applicable reporting units by comparing the reporting unit’s carrying amount, including goodwill, to its fair value, which is measured based upon, among other factors, a discounted cash flow analysis and, to a lesser extent, market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, a goodwill impairment loss is recognized.
We also evaluate indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. We test for impairment at an interim date if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment loss is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
Globally we face uncertainties and risks related to economic factors in the countries we have operations. As a result, we make assumptions that involve significant judgment about future uncertainties when performing impairment tests of goodwill and indefinite-lived intangible assets. Both of these impairment tests involve the use of critical accounting estimates. Depending on the test/model, factors and estimates used to estimate the fair value include: i) earnings before interest, taxes, depreciation and amortization (EBITDA) margin and growth, and ii) the discount rates for the goodwill impairment test; and i) the discount rates and ii) royalty rates used for indefinite-lived intangible assets test. The variability of these estimates and assumptions depends on a number of conditions which could change our conclusion at each reporting period. As these factors are often interdependent and may not change in isolation, we do not believe it is meaningful to estimate and disclose the impact of changing a single factor. If our assumptions and estimates change between a current period impairment test and a prior period impairment test, impairment losses could result. If we were to use different assumptions or consider different trends in future periods, impairment losses may also result. The total future impairment losses, if required, may be material.
As of October 1, 2024, as a result of our annual evaluation, we determined the goodwill within the Payroll card reporting unit, a component of our “Other” category, was partially impaired. Accordingly, we recognized a goodwill impairment loss of $90 million within goodwill impairment in the Consolidated Statements of Income during the year ended December 31, 2024.
Factors that led to this conclusion included i) decreased use of the card and its core component for our target customers, ii) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond our control, and iii) inability to achieve forecasted operating results at historical underwritten values, all of which resulted in revised mid to long-term projections during the fourth quarter of 2024, including reevaluation of the
Company's anticipated capital investment in the reporting unit and which negatively impacted the reporting unit's fair value. We engaged the assistance of a third-party valuation firm to assist us with the performance of our goodwill quantitative impairment test. The estimation of the net present value of future cash flows is based upon varying economic assumptions, including assumptions such as revenue, net growth rates, operating costs, EBITDA margins, capital expenditures, tax rates, long-term growth rates and discount rates. As it relates to the Payroll card reporting unit, of these assumptions, EBITDA margins and discount rates are the most sensitive, subjective and/or complex. These assumptions are based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is approximately $57 million of goodwill remaining related to the Payroll card reporting unit following this impairment. The results of our 2024 impairment test for our reporting units other than Payroll card indicated that the estimated fair value of each of our reporting units was in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed.

In September 2023, we acquired PayByPhone Technologies, Inc., a global parking payment application, for approximately
$301.9 million, net of cash. Results from PayByPhone are reported in our Vehicle Payments segment. We allocated approximately $11 million to the PayByPhone trade name with a residual value of approximately $207 million allocated to goodwill for the PayByPhone reporting unit. If the near-term operating results do not meet or exceed our current financial projections, or if conditions change causing, for example, the discount rate to increase without an offsetting increase in the results of the PayByPhone business, it is possible that we would be required to recognize an impairment loss as the fair value of the reporting unit currently exceeds the carrying value by less than 20%, due to the standalone nature of the business and recent timing of the acquisition. We will continue to monitor the operating results and the fair value of this reporting in future periods.
See Note 2 and Note 8 to our Consolidated Financial Statements within this Form 10-K for further information.
Income taxes. Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in estimating our annual income tax expense and annual effective rate through the realizability of our deferred tax assets, our income tax positions and related reserves and the recording of certain deferred tax liabilities related to foreign investments.
The ultimate realization of a deferred tax asset is dependent upon the existence and timing of reversal of temporary differences, the ability to carryback income to open years and where allowed, the implementation of tax planning strategies and the generation of future taxable income during the periods in which the associated temporary differences become deductible.
Determining future taxable income requires us to estimate the amount of income subject to tax in future periods which includes:
i) estimating revenue, revenue growth rates, Earnings and Interest Before Income Taxes and expenses by tax jurisdiction by examining historical results and considering current/future trends as well as scheduling out the timing of temporary items, ii)
factoring in adjustments for any known future changes in tax law/regulations, iii) the potential impact of any reasonable tax planning strategies, and iv) estimating the future impact of complex material deductions. We record a valuation allowance where we determine that it is not more likely than not that we will ultimately realize the entire tax benefit associated with the related deferred tax asset.
We estimate income tax-related reserves to reduce tax benefits from any income tax positions where we believe the benefit from the tax position once taken on the tax return is uncertain such that it is more likely than not to be upheld by the tax regulatory body but for an amount less than the benefit taken. When determining whether the full amount of the income tax position will be upheld/sustained, we consider whether the technical merits of the position are supported by regulations, court ruling, current legislation and other relevant authoritative guidance.
We include any estimated interest and penalties on tax related matters in income tax expense. See Note 13 to our Consolidated
Financial Statements within this Form 10-K for further information.
Business combinations (valuation of intangible assets). Acquired assets and liabilities assumed, including contingencies, through a business combination are recorded at fair value determined as of the acquisition date. The estimates we use to determine the fair value of intangible assets can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted customer attrition rates. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence.
While we use our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in our Consolidated Statements of Income. We also estimate the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Refer to Note 8 to our Consolidated Financial Statements within this Form 10-K for further information.
Management’s Use of Non-GAAP Financial Measures
We have included in the discussion below certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.
Below, we define the non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP and discuss the reasons that we believe this information is useful to management and may be useful to investors. Because our non-GAAP financial measures are not standardized measures, they may not be directly comparable with the non-GAAP financial measures of other companies using the same or similar non-GAAP financial measures. Although management uses these non-GAAP measures to set goals and measure performance, they have no standardized meaning prescribed by GAAP. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance. These non-GAAP measures are not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our
GAAP financial statements and financial measures. As a result, such non-GAAP measures have limits in their usefulness to investors.
We have defined the non-GAAP measure adjusted net income attributable to Corpay as net income attributable to Corpay, as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to stock-
based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, amortization of the premium recognized on the purchase of receivables and amortization attributable to the Company's noncontrolling interest, (c)
integration and deal related costs, and (d) other non-recurring items, including unusual credit losses, certain discrete tax items, the impact of business dispositions, impairment losses, asset write-offs, restructuring costs, loss on extinguishment of debt, taxes associated with stock-based compensation programs, losses and gains on foreign currency transactions and legal settlements and related legal fees. We adjust net income for the tax effect of adjustments using our effective income tax rate, exclusive of certain discrete tax items. We calculate adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to eliminate the effect of items that we do not consider indicative of our core operating performance. We have defined the non-GAAP measure adjusted net income per diluted share attributable to Corpay as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash share based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and share based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, certain discrete tax items, gains on business dispositions, recoveries (e.g., legal settlements, write-off of customer receivable, etc.), gains and losses on investments, taxes related to stock-based compensation programs and impairment losses do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these adjustments using the effective income tax rate during the period, exclusive of certain discrete tax items.
Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures and non-recurring items that have occurred subsequent to that period. We believe that organic revenue growth on a macro-neutral and consistent acquisition/divestiture/non-recurring item bases is useful to investors for understanding the performance of Corpay.
EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense (income), depreciation and amortization, goodwill impairment, loss on extinguishment of debt, investment loss/gain and other operating, net. Adjusted
EBITDA is defined as EBITDA further adjusted for a material modification impacting stock-based compensation expense and a deal related termination expense. EBITDA and adjusted EBITDA margin are defined as EBITDA and adjusted EBITDA as a percentage of revenue.
Management uses adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, organic revenue growth, EBITDA and adjusted EBITDA:
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

	Revenues, net		Key Performance Metric
	Year Ended December 31,*		Year Ended December 31,*
	2024	2023	2024	2023
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$2,075	$1,969	821	768
Impact of acquisitions/dispositions	—	37	—	(119)
Impact of fuel prices/spread	(24)	—	—	—
Impact of foreign exchange rates	(43)	—	—	—
As reported	$2,009	$2,006	821	649

CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$1,220	$1,017	$170,432	$148,759
Impact of acquisitions/dispositions	—	(36)	—	(3,188)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	2	—	—	—
As reported	$1,222	$981	$170,432	$145,571

LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$488	$520	38	37
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$489	$520	38	37

OTHER[1] - TRANSACTIONS
Pro forma and macro adjusted	$255	$251	1,574	1,418
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$255	$251	1,574	1,418

CORPAY CONSOLIDATED REVENUES
Pro forma and macro adjusted	$4,039	$3,757	Intentionally Left Blank
Impact of acquisitions/dispositions	—	1
Impact of fuel prices/spread[2]	(24)	—
Impact of foreign exchange rates[2]	(41)	—
As reported	$3,975	$3,758

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect an estimated $14 million negative impact from fuel prices, approximately $10 million negative impact from fuel price spreads and $41 million negative impact due to movements in foreign exchange rates.

Reconciliation of Non-GAAP Measures. Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in millions, except per share amounts)*:

	Year Ended December 31,
	2024	2023
Net income attributable to Corpay	$1,003.7	$981.9
Net income per diluted share attributable to Corpay	$13.97	$13.20
Stock-based compensation	116.7	116.1
Amortization[1]	239.0	233.9
Loss on extinguishment of debt	5.0	—
Integration and deal related costs	33.7	30.7
Restructuring and related costs[2]	9.3	4.6
Other[2,3]	19.1	2.0
Goodwill impairment	90.0	—
Gain on disposition of business	(121.3)	(13.7)
Total adjustments	391.5	373.5
Income tax impact of pre-tax adjustments at the effective tax rate[4]	(98.7)	(96.8)
Discrete tax items[5]	67.5	—
Adjusted net income attributable to Corpay	$1,364.1	$1,258.6
Adjusted net income per diluted share attributable to Corpay	$19.01	$16.92
Diluted shares	71.8	74.4

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Certain prior period amounts have been reclassified to conform with current period presentation.
[3] Includes losses and gains on foreign currency transactions, certain legal expenses, amortization expense attributable to the Company's noncontrolling interest and taxes associated with stock-based compensation programs.

[4] Represents provision for income taxes of pre-tax adjustments, excluding the impact of our gain on disposition and discrete tax item referenced.
[5] Represents discrete non-cash tax provision recognized in the fourth quarter of 2024 related to a prior tax planning strategy and taxes on net gain realized upon disposition of our U.S. merchant solutions business within Vehicle
Payments segment of $47.8 million.

* Columns may not calculate due to rounding.

EBITDA, Adjusted EBITDA Measures. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other loss (income), depreciation and amortization, loss on extinguishment of debt, goodwill impairment, investment loss/gain, gain on disposition of business and other operating, net. Adjusted EBITDA is defined as EBITDA further adjusted for a material modification impacting stock-based compensation expense and a deal related termination expense. EBITDA and adjusted EBITDA margin is defined as EBITDA and adjusted EBITDA as a percentage of revenue.
The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA margin to net income from operations (in millions, except percentages)*:

	Year Ended December 31,
	2024	2023
Net income	$1,003.7	$981.9
Provision for income taxes	381.4	343.1
Interest expense, net	383.0	348.6
Other loss (income), net	13.7	(2.9)
Investment loss (gain)	0.2	(0.1)
Depreciation and amortization	351.1	336.6
Goodwill impairment	90.0	—
Gain on disposition of business	(121.3)	(13.7)
Loss on extinguishment of debt	5.0	—
Other operating, net	0.8	0.8
EBITDA	$2,107.7	$1,994.2

Other one-time items[1]	$21.3	$—
Adjusted EBITDA	$2,129.0	$1,994.2

Revenues, net	$3,974.6	$3,757.7
Adjusted EBITDA margin	53.6%	53.1%

[1] 2024 EBITDA and EBITDA margin are adjusted for a material modification impacting stock-based compensation expense and a deal related termination expense.
* Columns may not calculate due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency risk
Foreign Earnings
Our international businesses expose us to foreign currency exchange rate changes that can impact translations of foreign-
denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international businesses were 47.7% and 45.6% of total revenues for the years ended
December 31, 2024 and 2023, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31,
2024 by approximately $97.8 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. Similarly, the analysis for the prior year indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2023 by approximately $86.0 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.
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
Interest rate risk
We are exposed to the risk of changing interest rates on our cash investments and on the unhedged portion of our variable rate debt. As of December 31, 2024 and 2023, we had $6.7 billion and $5.4 billion, respectively, of variable rate debt outstanding under our Credit Agreement. See Note 11 to our Consolidated Financial Statements within this Form 10-K for further information. We use derivative financial instruments to reduce our exposure related to changes in interest rates. As of
December 31, 2024, we had a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in
SOFR benchmark interest rate. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP. See Note 16 to our Consolidated Financial Statements within this Form 10-K for further information.
Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility but inclusive of the aforementioned interest rate swaps) at December 31, 2024 and 2023, if market interest rates had increased or decreased an average of 100 basis points, our interest expense for the years ended December 31, 2024 and 2023 would have changed by approximately $22 million and $14 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment.
Fuel price risk
A majority of our Vehicle Payments customers use our products and services in connection with the purchase of fuel.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Corpay, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Corpay, Inc. and subsidiaries (the Company) as of December 31,
2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the
Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013
framework) and our report dated February 27, 2025 expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill
Description of the Matter
At December 31, 2024, the Company’s goodwill was $6.0 billion. As discussed in Note 2 to the consolidated financial statements, the Company completes an impairment test of goodwill at the reporting unit level at least annually or more frequently if facts and circumstances indicate that goodwill might be impaired. The
Company’s quantitative impairment test involves estimating the fair value of each reporting unit using a discounted cash flow analysis and to a lesser extent, market multiples for comparable companies. During the year ended December 31, 2024, the Company recognized a goodwill impairment loss of $90 million related to the Payroll Card reporting unit.
Auditing the Company's estimate of fair value for the Payroll Card reporting unit was complex and subjective due to a high degree of subjectivity of certain assumptions underlying the determination of the reporting unit’s fair value using the discounted cash flow model. These assumptions included forecasts for Earnings before
Interest Taxes Depreciation and Amortization (EBITDA) margin as well as the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Payroll Card reporting unit, our audit procedures included, among others, assessing the methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We involved our valuation specialists to assist us in evaluating the Company’s estimated discount rate methodology and developing an independent range of reasonable discount rates. We also compared EBITDA margin forecasts to historical results and current industry and economic trends, and we performed sensitivity analyses on the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions.

Valuation of acquired customer relationship intangible assets
Description of the Matter
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company completed the acquisitions of Paymerang and GPS Capital Markets, LLC (GPS) for total estimated purchase consideration of
$179.2 million and $576.2 million, respectively. The acquisitions were accounted for as business combinations.
The Company recorded intangible assets from these acquisitions, including customer and vendor relationships of $542.3 million. The Company used the excess earnings method to estimate the preliminary fair values of the customer relationships, which were based on management’s estimates and assumptions.
Auditing the preliminary fair values of the Paymerang and GPS customer relationships was complex and subjective due to the estimation uncertainty in determining customer attrition rates which had a significant impact on the estimated fair values. The customer attrition rates are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the valuation of customer relationships, including controls over models to estimate the fair values of the above identified intangible assets and management’s review of the significant assumptions discussed above.
To test the estimated fair values of the customer relationships, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodologies, testing the significant assumptions, and testing the completeness and accuracy of underlying data. With the assistance of our valuation specialists, we assessed the methodologies used by the Company and evaluated the customer attrition rates used within the valuation models. This included understanding and validating the source information underlying the determination of the attrition rates and testing the mathematical accuracy of the calculations. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in customer attrition rates, and we compared the preliminary fair values of customer relationships relative to the purchase price to publicly available comparable transactions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Atlanta, Georgia
February 27, 2025

Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,553,642	$1,389,648
Restricted cash	2,902,703	1,751,887
Accounts and other receivables (less allowance for credit losses of $133,757 at December 31, 2024 and $180,163 at December 31, 2023)	2,090,500	2,161,586
Securitized accounts receivable—restricted for securitization investors	1,323,000	1,307,000
Prepaid expenses and other current assets	806,024	474,144
Total current assets	8,675,869	7,084,265
Property and equipment, net	377,705	343,154
Goodwill	5,984,667	5,644,958
Other intangibles, net	2,410,442	2,085,663
Investments	60,088	69,521
Other assets	448,260	248,691
Total assets	$17,957,031	$15,476,252
Liabilities and equity
Current liabilities:
Accounts payable	$1,570,426	$1,624,995
Accrued expenses	444,938	356,118
Customer deposits	3,266,126	2,397,279
Securitization facility	1,323,000	1,307,000
Current portion of notes payable and lines of credit	1,446,974	819,749
Other current liabilities	656,417	320,612
Total current liabilities	8,707,881	6,825,753
Notes payable and other obligations, less current portion	5,226,106	4,596,156
Deferred income taxes	439,176	470,232
Other noncurrent liabilities	437,879	301,752
Total noncurrent liabilities	6,103,161	5,368,140
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 131,425,669 shares issued and 70,170,016 shares outstanding at December 31, 2024; and 128,759,639 shares issued and 71,715,804 shares outstanding at December 31, 2023	131	129
Additional paid-in capital	3,811,131	3,266,185
Retained earnings	9,196,405	8,192,659
Accumulated other comprehensive loss	(1,713,996)	(1,289,099)
Less treasury stock (61,255,653 shares and 57,043,835 shares at December 31, 2024 and 2023, respectively)	(8,171,329)	(6,887,515)
Total Corpay stockholders’ equity	3,122,342	3,282,359
Noncontrolling interest	23,647	—
Total equity	3,145,989	3,282,359
Total liabilities and equity	$17,957,031	$15,476,252

See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues, net	$3,974,589	$3,757,719	$3,427,129
Expenses:
Processing	869,085	819,908	764,707
Selling	380,906	340,157	309,082
General and administrative	616,874	603,424	584,135
Depreciation and amortization	351,088	336,604	322,282
Goodwill impairment	90,000	—	—
Other operating, net	789	753	282
Gain on disposition of business	(121,310)	—	—
Operating income	1,787,157	1,656,873	1,446,641
Investment loss (gain), net	239	(116)	1,382
Other expense (income), net	13,722	(16,623)	3,003
Interest expense, net	383,043	348,607	164,662
Loss on extinguishment of debt	5,040	—	1,934
Total other expense, net	402,044	331,868	170,981
Income before income taxes	1,385,113	1,325,005	1,275,660
Provision for income taxes	381,381	343,115	321,333
Net income	1,003,732	981,890	954,327
Less: Net loss attributable to noncontrolling interest	(14)	—	—
Net income attributable to Corpay	$1,003,746	$981,890	$954,327
Earnings per share:
Basic earnings per share attributable to Corpay	$14.27	$13.42	$12.62
Diluted earnings per share attributable to Corpay	$13.97	$13.20	$12.42
Weighted average shares outstanding:
Basic shares	70,331	73,155	75,598
Diluted shares	71,848	74,387	76,862

See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,003,732	$981,890	$954,327
Other comprehensive (loss) income:
Foreign currency translation (losses) gains, net of tax	(496,534)	140,089	(77,135)
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity (Note 19)	—	120,269	—
Net change in derivative contracts, net of tax	65,861	(39,807)	32,101
Total other comprehensive (loss) income, net of tax	(430,673)	220,551	(45,034)
Total comprehensive income	573,059	1,202,441	909,293
Comprehensive (loss) attributable to noncontrolling interest	(5,790)	—	—
Comprehensive income attributable to Corpay	$578,849	$1,202,441	$909,293
See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$127	$2,878,751	$6,256,442	$(1,464,616)	$(4,804,124)	$2,866,580	$—	$2,866,580
Net income	—	—	954,327	—	—	954,327	—	954,327
Other comprehensive loss, net of tax	—	—	—	(45,034)	—	(45,034)	—	(45,034)
Acquisition of common stock	—	—	—	—	(1,405,200)	(1,405,200)	—	(1,405,200)
Stock-based compensation	—	121,416	—	—	—	121,416	—	121,416
Issuance of common stock	1	49,403	—	—	—	49,404	—	49,404
Balance at December 31, 2022	128	3,049,570	7,210,769	(1,509,650)	(6,209,324)	2,541,493	—	2,541,493
Net income	—	—	981,890	—	—	981,890	—	981,890
Other comprehensive income, net of tax	—	—	—	220,551	—	220,551	—	220,551
Acquisition of common stock	—	(13,212)	—	—	(678,191)	(691,403)	—	(691,403)
Stock-based compensation	—	116,086	—	—		116,086	—	116,086
Issuance of common stock	1	113,741	—	—		113,742	—	113,742
Balance at December 31, 2023	129	3,266,185	8,192,659	(1,289,099)	(6,887,515)	3,282,359	—	3,282,359
Net income	—	—	1,003,746	—	—	1,003,746	(14)	1,003,732
Other comprehensive loss, net of tax	—	—	—	(424,897)	—	(424,897)	(5,776)	(430,673)
Acquisition of noncontrolling interest	—	—	—	—	—	—	29,437	29,437
Acquisition of common stock	—	—	—	—	(1,283,814)	(1,283,814)	—	(1,283,814)
Stock-based compensation	—	116,724	—	—	—	116,724	—	116,724
Issuance of common stock	2	428,222	—	—	—	428,224	—	428,224
Balance at December 31, 2024	$131	$3,811,131	$9,196,405	$(1,713,996)	$(8,171,329)	$3,122,342	$23,647	$3,145,989

See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$1,003,732	$981,890	$954,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120,106	109,983	92,010
Stock-based compensation	116,724	116,086	121,416
Provision for credit losses on accounts and other receivables	103,133	125,152	131,096
Amortization of deferred financing costs and discounts	7,994	7,249	7,748
Amortization of intangible assets and premium on receivables	230,982	226,621	230,272
Deferred income taxes	(64,718)	(46,678)	(33,174)
Loss on extinguishment of debt	5,040	—	1,934
Goodwill impairment	90,000	—	—
Gain on disposition of business, net	(121,310)	(13,712)	—
Other non-cash operating expense, net	1,028	637	1,664
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(176,931)	(210,261)	(598,674)
Prepaid expenses and other current assets	9,166	69,287	(17,543)
Derivative assets and liabilities, net	(15,414)	(33,278)	(11,260)
Other assets	(32,189)	54,180	(41,068)
Accounts payable, accrued expenses and customer deposits	663,222	713,976	(83,951)
Net cash provided by operating activities	1,940,565	2,101,132	754,797
Investing activities
Acquisitions, net of cash acquired	(821,924)	(428,327)	(216,917)
Purchases of property and equipment	(175,176)	(153,822)	(151,428)
Proceeds from disposition of a business, net of cash disposed	185,506	197,025	—
Other	4,117	4,401	—
Net cash used in investing activities	(807,477)	(380,723)	(368,345)
Financing activities
Proceeds from issuance of common stock	428,224	113,742	49,404
Repurchase of common stock	(1,287,998)	(686,859)	(1,405,200)
Borrowings on securitization facility, net	16,000	20,000	169,000
Deferred financing costs	(8,493)	(376)	(10,355)
Proceeds from notes payable	825,000	—	3,000,000
Principal payments on notes payable	(140,050)	(94,000)	(2,824,000)
Borrowings from revolver	9,989,000	8,734,960	7,236,000
Payments on revolver	(9,278,000)	(9,118,960)	(6,526,000)
(Payments on) borrowings from swing line of credit, net	(140,713)	135,568	194
Other	2,019	(2,286)	(271)
Net cash provided by (used in) financing activities	404,989	(898,211)	(311,228)
Effect of foreign currency exchange rates on cash	(223,267)	30,157	(36,739)
Net increase in cash and cash equivalents and restricted cash	1,314,810	852,355	38,485
Cash and cash equivalents and restricted cash, beginning of year	3,141,535	2,289,180	2,250,695
Cash and cash equivalents and restricted cash, end of year	$4,456,345	$3,141,535	$2,289,180
Supplemental cash flow information
Cash paid for interest	$496,098	$448,384	$229,641
Cash paid for income taxes	$374,039	$408,340	$358,231

See accompanying notes.

Corpay, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
1. Description of Business
Effective March 25, 2024, FLEETCOR Technologies, Inc. ("FLEETCOR") changed its corporate name to Corpay, Inc. At that time, the Company ceased trading under the ticker symbol "FLT" and began trading under its new ticker symbol, "CPAY," on the New York Stock Exchange (NYSE) and has been a member of the S&P 500 since 2018. Corpay is a global corporate payments company that helps businesses and consumers better manage and pay their expenses. Corpay's suite of modern payment solutions help customers better manage vehicle-related expenses (e.g., fueling, tolls, car registrations and parking), lodging expenses (e.g., hotel and extended stay bookings) and corporate payments (e.g., domestic and international accounts payable and point of sale purchases). This results in the Company's customers saving time and ultimately spending less. Since its incorporation in 2000, Corpay has delivered payment and spend solutions with customized controls and robust capabilities that offer its customers a better way to pay.
Corpay’s vision is that every payment is digital, every purchase is controlled and every related decision is informed. Digital payments are faster and more secure than paper-based methods such as checks, provide timely and detailed data that can be utilized to effectively reduce unauthorized purchases and fraud, automate data entry and reporting and eliminate reimbursement processes. Combining this payment data with analytical tools delivers insights, which managers can use to better run their businesses. The Company's wide range of modern, digitized solutions generally provides control, reporting and automation benefits superior to many of the payment methods businesses often use, such as cash, paper checks, general purpose credit cards, as well as employee pay and reclaim processes.
The Company has the following reportable segments: Vehicle Payments, Corporate Payments, Lodging Payments and Other.
The Company reports these segments to reflect how it organizes and manages its global employee base, manages operating performance and executes on strategic initiatives.
The Company's Vehicle Payments solutions are purpose-built to enable its business and consumer customers to pay for vehicle related expenses, while providing greater control and visibility of employee spending when compared with less specialized payment methods, such as cash or general-purpose credit cards. The Company's Vehicle Payments solutions include fuel card offerings, tolls and other complementary products. The Company's Corporate Payments solutions simplify and automate vendor payments and are designed to help businesses streamline the back-office operations associated with making outgoing payments.
Companies save time, cut costs and manage business-to-business (B2B) payment processing more efficiently with the
Company's suite of corporate payment solutions, including AP automation, virtual cards, cross-border payments and purchasing and travel and entertainment cards. The Company's Lodging Payments solutions help businesses manage their travel-related lodging expenses while in the field, as well as lodging expenses of their customers, such as disrupted passengers in the airline industry. Corpay provides other payments solutions, including gift and payroll cards.
The Company's solutions provide customers with control capabilities including customizable user-level controls, programmable alerts and detailed transaction reporting, among others. The Company's customers can use the data, controls and tools to combat employee misuse and fraud, streamline expense administration and potentially lower their operating costs.
The Company utilizes both proprietary and third-party payment acceptance networks to deliver its solutions. In the Company's proprietary networks, which tend to be geographically distinct, transactions are processed on applications and operating systems owned and operated by the Company and only at select participating merchants with whom it has contracted directly for acceptance. Third-party networks are operated by independent parties and tend to be more broadly accepted, which is the primary benefit compared with the Company's proprietary networks. Mastercard and VISA are the Company's primary third-
party network partners in North America and Europe, respectively.
The Company actively markets and sells its solutions to current and prospective customers using a multi-channel approach.
This go-to-market strategy includes comprehensive digital channels, direct sales forces and strategic partner relationships. The
Company sells stand-alone products and services and is currently deploying platforms where a single customer can use multiple products from one user interface. The Company's capabilities are also offered through indirect sales channels (e.g., such as major oil companies and retail establishments for certain of our products in Vehicle Payments) and on a branded or “white label” basis, indirectly through a broad range of resellers and partners across Vehicle Payments, Lodging Payments and
Corporate Payments. In doing so, the Company leverages their sales networks to expand its reach into new customer segments, new industry verticals and new geographies faster and at a significantly lower cost.

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Corpay, Inc. and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding
December 31. Fiscal years 2024, 2023 and 2022 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Financial Instruments-Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification
(ASC) 326, "Financial Instruments - Credit Losses". The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. The Company's provision for credit losses is recorded within processing expenses in the Consolidated
Statements of Income. At December 31, 2024 and 2023, approximately 87% and 82%, respectively, of outstanding accounts receivable were less than 30 days past due. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for credit losses when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
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
The estimates the Company uses to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. The Company uses information available to us to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows (excess earnings method). The discount rates used represent a risk-adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-
average cost of capital.  This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name.  Non-compete arrangements are measured at fair value separately from the business combination using a cash flow method based on the Company's best estimate of the probability of competition and its business effect absent the non-compete arrangement.

While the Company uses its best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the Company's
Consolidated Statements of Income. The Company also estimates the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. The Company periodically reviews the indefinite nature of these assets. The Company also periodically reviews the estimated useful lives assigned to its intangible assets to determine whether such estimated useful lives continue to be appropriate.
Impairment of Long-Lived Assets, Goodwill, Intangibles and Investments
The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and intangible assets with finite lives may not be recoverable. When factors indicate that these long-
lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and intangible assets with finite lives may warrant revision.
The Company completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. When the Company believes it is appropriate, the Company may elect to first perform the optional qualitative assessment for certain of its reporting units. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price and other relevant entity-specific events. If the
Company elects to bypass the optional qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. The
Company then performs the quantitative goodwill impairment test for the applicable reporting units by comparing the reporting unit’s carrying amount, including goodwill, to its fair value, which is measured based upon, among other factors, a discounted cash flow analysis and, to a lesser extent, market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.
As of October 1, 2024, as a result of the annual evaluation, the Company determined the goodwill within the Payroll card reporting unit, a component of its “Other” category, was partially impaired. Accordingly, the Company recognized a goodwill impairment loss of $90 million within goodwill impairment in the Consolidated Statements of Income during the year ended
December 31, 2024. Factors that led to this conclusion included i) decreased use of the card and its core component for the
Company's target customers, ii) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital, which was beyond the Company's control and iii) inability to achieve forecasted operating results at historical underwritten values, all of which resulted in revised mid to long-term projections during the fourth quarter of 2024, including reevaluation of the Company's anticipated capital investment in the reporting unit and which negatively impacted the reporting unit's fair value. The Company engaged the assistance of a third-party valuation firm to assist with the performance of its goodwill quantitative impairment test. The estimation of the net present value of future cash flows is based upon varying economic assumptions, including assumptions such as revenue, net growth rates, operating costs, EBITDA margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, EBITDA margins and discount rates are the most sensitive, subjective and/or complex. These assumptions are based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is approximately $57 million of goodwill remaining related to the Payroll card reporting unit following this impairment.
The results of the 2024 impairment test for the Company's reporting units other than Payroll card indicated that the estimated fair value of each of the Company's reporting units was in excess of the corresponding carrying amount as of October 1, 2024 and no impairment of goodwill existed. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually.
The Company also tests for impairment at an interim date if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names and projected revenue growth. Based on the indefinite-lived intangible asset impairment analyses performed as of October 1, 2024, the Company determined the fair value of each of its indefinite-lived intangible assets was in excess of its carrying amount. No events or changes in circumstances have occurred since the date of this most recent annual impairment analysis that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.

The Company has elected the alternative to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. The Company reassesses these investments each reporting period to evaluate whether these investments continue to qualify for the alternative measurement at cost minus impairment, rather than requiring measurement at fair value on a recurring basis. The Company evaluates for impairment these equity investments without readily determinable fair values based on qualitative indicators (e.g., significant deterioration in investee's financial performance, adverse regulation, etc.).  Investments classified as trading securities are carried at fair value with any unrealized gain or loss recorded within investment (gain) loss in the Consolidated Statements of Income. During 2021, the Company made an investment of
$37.4 million in a 20-year joint venture with a third-party Brazilian bank. The Company determined that it exercises significant influence, but does not control, the joint venture and/or intermediary and records its allocable share of the joint ventures earnings/losses as an equity method investment under ASC 323. The Company monitors its equity method investments qualitatively for other than temporary impairment.  The Company recorded no impairment charges on its investments for the years ended December 31, 2024, 2023 and 2022.
Property and Equipment and Definite-Lived Intangible Assets
Property and equipment are stated at cost and depreciated on the straight-line basis. Intangible assets with finite lives, consisting primarily of customer relationships, are stated at fair value upon acquisition and are amortized over their estimated useful lives.
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
Application development stage is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $136.3 million, $128.0 million and $120.5 million in 2024, 2023 and
2022, respectively. Amortization expense for software totaled $78.8 million, $77.5 million and $61.3 million in 2024, 2023 and
2022, respectively.
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
The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company includes any estimated interest and penalties on tax related matters in income tax expense. See Note 13 for further information.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents primarily consist of a) cash on hand, b) highly liquid investments with original maturities of three months or less, such as certificates of deposit, treasury bills and money market funds, and c) customer deposits repayable on demand without legal restrictions. Restricted cash represents a) customer deposits repayable on demand held in certain geographies with legal restrictions contractually set aside to fulfill payment obligations on a customer's behalf, b) collateral received from customers for cross-currency transactions in our cross-border payments business, which are restricted from use other than to repay customer deposits and secure and settle cross-currency transactions, and c) collateral posted with banks for hedging positions in our cross-border payments business.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated
Balance Sheets to amounts within the Consolidated Statements of Cash Flows (in thousands).

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,553,642	$1,389,648	$1,435,163
Restricted cash	2,902,703	1,751,887	854,017
Total cash and cash equivalents and restricted cash	$4,456,345	$3,141,535	$2,289,180
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
rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized net foreign exchange losses, which are recorded within other expense
(income), net in the Consolidated Statements of Income for the years ended December 31 as follows (in millions):

	2024	2023	2022
Foreign exchange losses	$9.2	$4.8	$1.7
The Company recorded foreign currency losses and gains on long-term intra-entity transactions included as a component of foreign currency translation losses (gains), net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31 as follows (in millions):

	2024	2023	2022
Foreign currency losses (gains) on long-term intra-entity transactions	$132.0	$(29.0)	$205.7
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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded to the derivative assets/
liabilities and offset against accumulated other comprehensive loss. Derivative fair value changes that are recorded in accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item affects earnings, to the extent the derivative is highly effective in offsetting the change in cash flows attributable to the hedged risk.
In the Company's cross-border payments business, the Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives, primarily foreign currency forward contracts, option contracts and swaps, for its customers.
The Company derives a currency spread from this activity. The Company recognizes current cross-border payments derivatives in prepaid expenses and other current assets and recognizes other current liabilities and derivatives greater than one year in other assets and other noncurrent liabilities in the accompanying Consolidated Balance Sheets at their fair value. Any gains/
losses associated with these derivatives are recorded through earnings.
The Company also utilizes cross-currency interest rate swaps designated as net investment hedges of its investments in foreign-
denominated operations, which effectively converts a specified U.S. dollar notional equivalent to an obligation denominated in foreign currency and partially offsets the impact of changes in currency rates on the Company's foreign-denominated net investments. Such contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in interest rate savings on the USD notional.
All cash flows associated with the Company's foreign currency and interest rate swap derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Upon settlement of derivatives designated as net investment hedges, the associated cash flows will be classified as investing activities in the Consolidated Statements of Cash
Flows. See Note 16 for further information.

Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of offset exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value for the years ended
December 31, 2024 and 2023 (in millions):

	December 31, 2024			December 31, 2023
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$2,305.6	$(2,131.8)	$173.8	$2,499.9	$(2,373.8)	$126.1
Liabilities
Accounts Payable	$2,218.3	$(2,131.8)	$86.5	$2,457.3	$(2,373.8)	$83.5
Stock-Based Compensation
The Company routinely grants employee stock options and restricted stock awards/units as part of employee compensation plans. Stock options are granted with an exercise price equal to the fair market value of the underlying Company share on the date of grant. Options granted have vesting provisions ranging from one to four years, and vesting of the options is generally based on the passage of time, performance or market conditions, or a combination of these. Stock option grants are subject to forfeiture if employment terminates prior to vesting. The Company has selected the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards. The Company has considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected term of the options. Option forfeitures are accounted for upon occurrence. The Company bases the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected term of the option from the date of the grant. Expected volatility is based on the
Company's historical volatility.
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
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt using the effective interest method and are included within interest expense, net. The Company capitalized additional debt issuance costs of $8.5 million associated with refinancing its Credit Facility and Securitization Facility in 2024 and $0.4 million in 2023. At December 31, 2024 and 2023, the
Company had deferred financing costs of $4.2 million and $5.7 million, respectively, related to the revolver under the Credit
Facility and the Securitization Facility, each recorded within prepaid expenses and other current assets, on the Consolidated
Balance Sheets. The Company had deferred financing costs and debt discounts of $16.6 million and $19.0 million at
December 31, 2024 and 2023, respectively, related to the term notes under the Credit Facility, which were recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and within notes payable and other obligations, less current portion on the Consolidated Balance Sheets.

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
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2024	2023
Gross domestic unsecuritized accounts receivable	$945,714	$921,206
Gross domestic securitized accounts receivable	1,323,000	1,307,000
Gross foreign receivables	1,278,543	1,420,543
Total gross receivables	3,547,257	3,648,749
Less allowance for credit losses	(133,757)	(180,163)
Net accounts and securitized accounts receivable	$3,413,500	$3,468,586
A rollforward of the Company’s allowance for credit losses related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2024	2023	2022
Allowance for credit losses beginning of year	$180,163	$149,846	$98,719
Provision for credit losses	103,133	125,152	131,096
Write-offs	(139,110)	(115,631)	(90,540)
Recoveries	11,380	13,596	10,320
Impact of foreign currency	(21,809)	7,200	251
Allowance for credit losses end of year	$133,757	$180,163	$149,846
The provision for credit losses decreased during the year ended December 31, 2024 versus the comparable prior periods primarily due to improved customer loss rates in the Company's U.S. Vehicle Payments business. Write-offs include fully reserved receivables against the allowance.
Advertising
The Company expenses advertising costs as incurred. Advertising expense was $75.0 million, $64.6 million and $65.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average of common stock and non-vested, non-forfeitable restricted shares outstanding, unadjusted for dilution and net income attributable to common shareholders.
Diluted earnings per share is calculated using the weighted average shares outstanding and contingently issuable shares less weighted average shares recognized during the period. The net outstanding shares have been adjusted for the dilutive effect of common stock equivalents, which consist of outstanding stock options and unvested forfeitable restricted stock units.
Adoption of New Accounting Standards
Segment Reporting
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, "Segment Reporting (Topic
280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The
ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this ASU during the year ended December 31, 2024 and applied the amendments retrospectively to all periods presented in our consolidated financial statements. See Note 18 for further information.
Recent Accounting Pronouncements Not Yet Adopted
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses". The ASU, among other items, requires additional financial statement disclosures in tabular format disaggregating information about prescribed categories (including employee compensation, depreciation and amortization) underlying any relevant income statement expense captions. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. We are currently evaluating the impact this guidance will have on the disclosures within our consolidated financial statements.
3. Revenue
The Company provides payment solutions to our business, merchant, consumer and payment network customers. Our payment solutions are primarily focused on specific spend categories, including Vehicle Payments, Corporate Payments, Lodging
Payments and Other. The Company provides solutions that help businesses of all sizes control, simplify and secure payment of various domestic and cross-border payables using specialized payment products. The Company also provides other payment solutions for fleet maintenance, employee benefits and long-haul transportation-related services.
Payment Services
The Company’s primary performance obligation for the majority of its payment solutions (Vehicle Payments, Corporate
Payments, Lodging Payments and Other) is to stand-ready to provide authorization and processing services (payment services)
for an unknown or unspecified quantity of transactions and the consideration received is contingent upon the customer’s use
(e.g., number of transactions submitted and processed) of the related payment services. Accordingly, the total transaction price is variable. Payment services involve a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. As a result, the Company directly allocates and recognizes variable consideration in the period it has the contractual right to invoice the customer. Similarly, for the toll product within Vehicle Payments, the Company's primary performance obligation is to stand-ready each month to provide access to the toll network and process toll transactions. Each period of access is determined to be distinct and substantially the same as the customer benefits over the period of access.
The Company records revenue for its payment services net of (i) the cost of the underlying products and services; (ii)
assessments and other fees charged by the credit and debit payment networks (along with any rebates provided by them); (iii)

customer rebates and other discounts; and (iv) taxes assessed (e.g., VAT and VAT-like taxes) by a government, imposed concurrent with a revenue-producing transaction. Variability arising from rebates is generally resolved and/or reset within the reporting period to which the variable consideration is allocated. As such, the Company is able to directly allocate net adjustments against revenue in the reporting period in which they are invoiced and does not materially constrain revenue recognition as a significant reversal of revenue is not probable at invoicing.
The majority of the transaction price the Company receives for fulfilling the payment services performance obligation are comprised of one or a combination of the following: 1) interchange fees earned from the payment networks; 2) discount fees earned from merchants; 3) fees calculated based on a number of transactions processed; 4) fees calculated based upon a percentage of the transaction value for the underlying goods or services (i.e. fuel, food, toll, lodging and transportation cards and vouchers); and 5) monthly access fees.
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
Gift Card Products and Services
The Company’s Gift solutions deliver both stored value cards and e-cards (cards) and card-based services primarily in the form of gift cards to retailers. These activities each represent performance obligations that are separate and distinct. Revenue for stored value cards is recognized (gross of the underlying cost of the related card, recorded in processing expenses within the
Consolidated Statements of Income) at the point in time when control passes to the Company's customer, which is generally upon shipment.
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
Other
The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables." Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% and 5% of total consolidated revenues, net for the years ended December 31, 2024 and 2023, respectively. The Company ceases billing and accruing for late fees and finance charges approximately 30 - 40 days after the customer’s balance becomes delinquent.
In addition, in its cross-border payments business, the Company writes foreign currency forwards, option contracts and swaps for its customers primarily to facilitate future payments in foreign currencies. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The Company accounts for the derivatives in its cross-border payments business in accordance with ASC 815, "Derivatives and Hedging." Revenues earned on the currency spread inherent in the instruments on date of execution, as well as changes in fair value related to these instruments prior to settlement, represented approximately 8% of consolidated revenues, net, for the years ended December 31, 2024 and
2023.
Revenue is also derived from the sale of equipment and cards in certain of the Company’s businesses, which is recognized at the time the device or card is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment and cards in revenues, net within the Consolidated Statements of Income. The Company has recorded
$74.8 million, $76.3 million and $83.1 million of expenses related to sales of equipment and cards in processing expenses within the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, respectively.
Revenues from contracts with customers, within the scope of Topic 606, represent approximately 85% of consolidated revenues, net, for the years ended December 31, 2024 and 2023.
The Company's remaining revenue primarily represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% and 2% of consolidated revenues, net for the years ended December 31,
2024 and 2023, respectively, and was not significant for the year ended December 31, 2022.

Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenues, net by solution for the years ended December 31 (in millions) are as follows:

Revenues by Segment	2024	2023	2022
Vehicle Payments	$2,008.8	$2,005.5	$1,950.0
Corporate Payments	1,221.9	981.1	769.6
Lodging Payments	488.6	520.2	456.5
Other	255.3	250.9	251.0
Consolidated revenues, net	$3,974.6	$3,757.7	$3,427.1
Revenues, net by geography for the years ended December 31 (in millions) are as follows:

Revenues by Geography*	2024	2023	2022
United States (country of domicile)	$2,078.6	$2,045.2	$2,020.7
Brazil	594.3	526.1	442.9
United Kingdom	542.0	478.5	390.9
Other	759.7	707.9	572.7
Consolidated revenues, net	$3,974.6	$3,757.7	$3,427.1
*Columns may not calculate due to rounding. Disclosure of revenues by geography has been conformed in all periods to align with current presentation.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $39.0 million and $45.7 million as of
December 31, 2024 and 2023, respectively. We expect to recognize approximately $29.1 million of these amounts in revenues within 12 months and the remaining $9.9 million over the next five years as of December 31, 2024. The amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized. Revenue recognized for the year ended December 31, 2024, that was included in the deferred revenue contract liability as of January 1,
2024, was approximately $29.4 million.
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
Amortization of capitalized contract costs recorded in selling expense was $18.9 million, $16.7 million and $15.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within prepaid expenses and other current assets and other assets in the Company’s Consolidated Balance Sheets. The Company had capitalized contract costs of $19.7 million and

$19.2 million within prepaid expenses and other current assets and $43.8 million and $44.9 million within other assets in the
Company’s Consolidated Balance Sheets, as of December 31, 2024 and 2023, respectively.
Further, the Company on occasion may make a cash payment to a customer as a contract incentive. We defer these costs as payments to a customer if recoverable and amortize them over the benefit period, including anticipated customer renewals. The amortization of costs associated with cash payments for client incentives is included as a reduction of revenues in the
Company’s Consolidated Statements of Income. The Company had deferred customer incentives of $5.5 million and
$10.0 million as of December 31, 2024 and 2023, respectively. Amortization of deferred customer incentives was immaterial for the years ended December 31, 2024, 2023 and 2022.
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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2024, the Company’s contracts with customers contain standard pricing where the timing on control transfer is dependent upon the customer in a stand-ready environment and therefore did not contain a significant financing component.
4. Fair Value Measurements
Fair value is a market-based measurement that reflects assumptions that market participants would use in pricing an asset or liability. GAAP discusses valuation techniques, such as the market approach (comparable market prices), the income approach
(present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.
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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2024 and 2023, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Overnight deposits	$140,359	$—	$140,359	$—
Money market	320,289	—	320,289	—
Certificates of deposit	273,082	—	273,082	—
Treasury bills	550,514	—	550,514	—
Interest rate swaps	19,765	—	19,765	—
Cross-currency interest rate swap	30,530	—	30,530	—
Foreign exchange contracts	833,695	—	833,695	—
Total assets	$2,168,234	$—	$2,168,234	$—
Cash collateral for foreign exchange contracts	$34,994
Liabilities:
Interest rate swaps	$9,861	$—	$9,861	$—
Cross-currency interest rate swap	5,220	—	5,220	—
Foreign exchange contracts	724,296	—	724,296	—
Total liabilities	$739,377	$—	$739,377	$—
Cash collateral obligation for foreign exchange contracts	$718,143

December 31, 2023
Assets:
Overnight deposits	$256,466	$—	$256,466	$—
Money market	376,465	—	376,465	—
Certificates of deposit	266,316	—	266,316	—
Treasury bills	236,505	—	236,505	—
Interest rate swaps	23,485	—	23,485	—
Foreign exchange contracts	320,216	—	320,216	—
Total assets	$1,479,453	$—	$1,479,453	$—
Cash collateral for foreign exchange contracts	$39,219
Liabilities:
Interest rate swaps	$55,796	—	$55,796	—
Cross-currency interest rate swap	14,522	—	14,522	—
Foreign exchange contracts	244,745	—	244,745	—
Total liabilities	$315,063	$—	$315,063	$—
Cash collateral obligation for foreign exchange contracts	$180,168
The Company has highly-liquid investments classified as cash equivalents, with original maturities of three months or less, included in our Consolidated Balance Sheets. The Company utilizes Level 2 fair value determinations derived from directly or indirectly observable (market based) information to determine the fair value of these highly liquid investments. The Company has certain cash and cash equivalents that are invested in highly liquid investments, such as, overnight deposits, money markets, certificates of deposit and Treasury bills, with purchased maturities ranging from overnight to three months or less. The value of overnight deposits is determined based upon the quoted market prices for the treasury securities associated with the deposit.
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
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2024 and 2023.
The Company’s assets that are measured at fair value on a nonrecurring basis and are evaluated with periodic testing for impairment include property and equipment, investments, goodwill and other intangible assets. Estimates of the fair value of assets acquired and liabilities assumed in business combinations are generally developed using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), discounted as appropriate, management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements are in Level 3 of the fair value hierarchy.
The Company's derivatives are over-the-counter instruments with liquid markets. The Company determines the fair values of its derivatives based on quoted market prices for similar assets or liabilities or pricing models using current market rates. Accordingly, these fair value measurements are in Level 2 of the fair value hierarchy. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. See Note 16 for further information.
The Company regularly evaluates the carrying value of its investments. The carrying value of investments without readily determinable fair values was $60.1 million and $69.5 million at December 31, 2024 and 2023, respectively.
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
5. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the
"Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2026. On January 25,
2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $8.1 billion and on November 5,
2024, the Board authorized an increase to the aggregate size of the Program by another $1.0 billion to $9.1 billion. Since the beginning of the Program through December 31, 2024, 33,090,680 shares have been repurchased for an aggregate purchase price of $7.8 billion, leaving the Company up to $1.3 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. There were 4,211,818 common shares totaling $1.3 billion in 2024; 2,597,954 common shares totaling $0.7 billion in 2023 and 6,212,410 common shares totaling $1.4 billion in 2022; repurchased under the
Program. Repurchased shares are held as treasury stock on the Company's Consolidated Balance Sheets.
On August 18, 2023, as part of the Program, the Company entered an accelerated share repurchase (ASR) agreement ("2023
ASR Agreement") with a third-party financial institution to repurchase $450 million of its common stock. Pursuant to the 2023
ASR Agreement, the Company delivered $450 million in cash and received 1,372,841 shares based on a stock price of $262.23 on August 18, 2023. The 2023 ASR Agreement was completed on September 26, 2023, at which time the Company received
293,588 additional shares based on a final weighted average per share purchase price during the repurchase period of $270.04.
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
The Company has a Stock Incentive Plan (the "Plan"), pursuant to which the Company's Board is permitted to grant equity to employees and directors. Under the Plan, a maximum of 20.65 million shares of the Company's common stock is approved to be issued for grants of restricted stock and stock options.

The table below summarizes the expense recognized within general and administrative expenses in the Consolidated Statements of Income related to stock-based compensation for the years ended December 31 (in thousands):

	2024	2023	2022
Stock options	$30,822	$24,342	$61,993
Restricted stock	85,902	91,744	59,423
Stock-based compensation	$116,724	$116,086	$121,416
The tax benefits related to stock-based compensation, inclusive of the tax benefits upon the exercises of options and vesting of restricted stock were $60.7 million, $22.1 million and $25.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of
December 31, 2024 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$34,979	1.91
Restricted stock	37,903	0.58
Total	$72,882
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,447	$176.52	3,798	$145.18		$257,707
Granted	649	223.66			$65.23
Exercised	(544)	94.79				64,783
Forfeited	(251)	230.60
Outstanding at December 31, 2022	5,301	188.12	3,512	159.46		113,681
Granted	411	222.51			$66.28
Exercised	(648)	172.01				40,983
Forfeited	(81)	241.78
Outstanding at December 31, 2023	4,983	192.18	3,182	163.54		451,039
Granted	169	285.11			$97.38
Exercised	(2,271)	188.61				324,577
Forfeited	(397)	253.49
Outstanding at December 31, 2024	2,484	$191.97	1,760	$171.95		$364,092
Expected to vest at December 31, 2024	724	$240.62

The following table summarizes information about stock options outstanding at December 31, 2024 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$114.90 – $224.99	1,544	0.09	1,415
$225.45 – $238.32	543	1.05	142
$248.28 – $283.86	355	0.60	192
$288.37 – $373.15	42	1.57	11
	2,484		1,760
The aggregate intrinsic value of stock options exercisable at December 31, 2024 was $292.9 million. The weighted average remaining contractual term of options exercisable at December 31, 2024 was 3.1 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2024	2023	2022
Risk-free interest rate	4.28%	4.39%	1.65%
Dividend yield	—	—	—
Expected volatility	35.68%	33.73%	34.62%
Expected term (in years)	3.8	3.4	3.9
The weighted-average remaining contractual term for options outstanding was 4.6 years at December 31, 2024.
On September 30, 2021, the Company granted 850,000 performance stock options to an officer of the Company ("Performance
Option Grant"), which are exercisable upon the achievement of certain time-based vesting and market conditions. On October
23, 2024, the Company modified the Performance Option Grant and recorded approximately $10.3 million in incremental stock-based compensation expense.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	278	$278.57
Granted	386	229.22
Cancelled	(83)	267.53
Issued	(146)	283.60
Outstanding at December 31, 2022	435	237.68
Granted	441	213.36
Cancelled	(24)	230.11
Issued	(310)	235.25
Outstanding at December 31, 2023	542	219.61
Granted	367	277.87
Cancelled	(55)	229.11
Issued	(394)	225.22
Outstanding at December 31, 2024	460	$260.23
The total fair value of restricted stock awards and restricted stock units vested was $112.3 million, $66.6 million and $34.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Acquisitions
2024 Acquisitions
In March 2024, the Company acquired 70% of the outstanding stock of Zapay, a Brazil-based digital consumer mobility solution for paying vehicle-related taxes and compliance fees, for approximately $59.5 million, net of cash. As part of the agreement, the Company has the right to acquire the remainder of Zapay in four years from the acquisition date. The majority investment in Zapay further scales the Company's Vehicle Payments business in Brazil. The Company preliminarily recorded goodwill of approximately $73.2 million representing the strategic benefits of the majority investment in Zapay, which further scales the Company's Vehicle Payments business in Brazil. None of the goodwill attributable to the acquisition of Zapay is expected to be deductible for tax purposes.
In July 2024, the Company acquired 100% of the stock of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $179.2 million, net of cash and cash equivalents and restricted cash acquired of $309 million. The
Company preliminarily recorded goodwill of approximately $308.1 million representing the strategic benefits of the acquisition, which expands Corpay's presence in several markets, including education, healthcare, hospitality and manufacturing. None of the goodwill attributable to the acquisition of Paymerang is expected to be deductible for tax purposes.
In December 2024, the Company acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $576.2 million, net of cash and cash equivalents and restricted cash acquired of $190.7 million. As the Company acquired a single member LLC, the acquisition allowed for all U.S. assets to be stepped-up to fair value at the acquisition date and goodwill to be deductible for federal income tax purposes. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. The Company preliminarily recorded goodwill of approximately $329.2 million representing the strategic benefits of the acquisition of GPS, which further scales the Company's cross-border solution. All of the goodwill attributable to the acquisition of GPS is expected to be deductible for tax purposes.
The aggregate consideration paid for these acquisitions was approximately $814.9 million, net of cash and cash equivalents and restricted cash of $509.0 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition. Results from the Zapay acquisition have been included in the Company's Vehicle
Payments segment and the results of both Paymerang and GPS have been included in the Company's Corporate Payments segment. In connection with certain of the 2024 acquisitions, the Company signed noncompete agreements valued at approximately $26.6 million, which were accounted for separately from the business acquisition and recorded within other intangibles, net in the Company’s Consolidated Balance Sheets.
All of the 2024 acquisitions are accounted for as business combinations. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates, and certain useful life assumptions, (ii) compiling and reviewing customer deposits records, (iii) finalizing the Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities,
(iv) finalizing the Company's review of certain working capital accounts acquired, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (vi) finalizing the Company's estimate of the fair value of the non-
controlling interest for Zapay. The provisional estimated noncontrolling interest of Zapay was recorded at fair value.
The following table summarizes the preliminary acquisition accounting for the business acquisitions noted above (in thousands):

Trade and other receivables	$22,898
Prepaid expenses and other current assets	72,394
Other long term assets	40,909
Goodwill	710,549
Intangibles	591,902
Accounts payable	(55,446)
Other current liabilities	(463,627)
Other noncurrent liabilities	(101,815)
Total fair value of net assets acquired	817,764
Less: Noncontrolling interest	(29,437)
Total consideration paid	$788,327

The preliminary estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,938
Trade names and trademarks - other	2 to 5	12,200
Proprietary technology	4 to 5	23,485
Customer and vendor relationships	2 to 20	542,279
		$591,902
During the year ended December 31, 2024, the Company also completed multiple asset acquisitions for approximately $6.7 million.
2023 Acquisitions
In January 2023, the Company acquired 100% of the membership interests of Global Reach, a U.K.-based cross-border payments provider, for approximately $102.9 million, net of cash. In February 2023, the Company acquired the remainder of its investment in Mina Digital Limited ("Mina"), a cloud-based electric vehicle (EV) charging software platform. In February
2023, the Company also acquired 100% of the membership interests of Business Gateway AG, a European-based service, maintenance and repair technology provider. In September 2023, the Company acquired 100% of the membership interests of
PayByPhone Technologies, Inc., the world's second largest mobile parking operator, for approximately $301.9 million, net of cash. Each of these 2023 acquisitions provide incremental geographic expansion of our products, with PayByPhone specifically intended to progress the Company's broader strategy to transform our vehicle payments business. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition. Results from Global Reach are included in the Company's Corporate Payments segment and the results for Mina Digital Limited,
Business Gateway AG and PayByPhone are included in the Company's Vehicle Payments segment.
The aggregate consideration paid for these acquisitions was approximately $437.0 million (inclusive of the $8.5 million previously-held equity method investment in Mina), net of cash of $117 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Any noncompete agreements signed in conjunction with these acquisitions were accounted for separately from the business acquisition.
Acquisition accounting for the 2023 acquisitions was finalized during the first quarter of 2024 (for Global Reach, Mina and
Business Gateway AG) and during the third quarter of 2024 (for PaybyPhone) as the measurement periods closed. There were no material measurement period adjustments recorded during 2024 related to the 2023 acquisitions.
The following table summarizes the acquisition accounting, in aggregate, for the 2023 business acquisitions noted above (in thousands):

Trade and other receivables	$9,299
Prepaid expenses and other current assets	46,425
Other long term assets	13,302
Goodwill	383,851
Intangibles	158,689
Accounts payable	(25,238)
Other current liabilities	(132,132)
Other noncurrent liabilities	(18,923)
Total consideration paid	$435,273

The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$11,169
Trade names and trademarks - other	2 to 5	1,290
Proprietary technology	5 to 7	11,885
Customer relationships	6 to 20	134,345
		$158,689
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2023	Acquisitions[1]	Dispositions[2]	Impairments[3]	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2024
Segment
Vehicle Payments	$2,803,990	$73,217	$—	$—	$—	$(192,932)	$2,684,275
Corporate Payments	2,074,736	637,332	(58,220)	—	1,058	(25,772)	2,629,134
Lodging Payments	416,952	—	—	—	—	(3,514)	413,438
Other	349,280	—	—	(90,000)	—	(1,460)	257,820
	$5,644,958	$710,549	$(58,220)	$(90,000)	$1,058	$(223,678)	$5,984,667

[1] Reflects the recognition of preliminary goodwill related to acquisitions completed by the Company during the year ended December 31, 2024.
[2] Reflects goodwill derecognized in connection with the disposition of the Company's merchant solutions business in the U.S. See Note 19 for further information.
[3] Represents the partial impairment of the goodwill within the Company's Payroll Card reporting unit during the year ended December 31, 2024. See Note 2 for further information.

	December 31, 2022	Acquisitions	Dispositions	Impairments	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2023
Segment
Vehicle Payments	$2,530,391	$233,240	$(40,857)	$—	$4,389	$76,827	$2,803,990
Corporate Payments	1,906,070	149,553	—	—	(105)	19,218	2,074,736
Lodging Payments	416,044	—	—	—	(764)	1,672	416,952
Other	348,930	—	—	—	—	350	349,280
	$5,201,435	$382,793	$(40,857)	$—	$3,520	$98,067	$5,644,958
At December 31, 2024 and 2023, approximately $1.1 billion and $985.9 million of the Company’s goodwill is deductible for tax purposes, respectively. Acquisition accounting adjustments recorded in 2024 and 2023 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions. At December 31,
2024, goodwill is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024 and are included in our Other category as described above. There were no accumulated impairment losses as of December 31, 2023.

Other intangible assets consisted of the following at December 31 (in thousands):

		2024			2023
	Weighted- Avg Useful Life (Years)[1]	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.8	$3,476,642	$(1,624,079)	$1,852,563	$3,044,522	$(1,511,173)	$1,533,349
Trade names and trademarks—indefinite lived	N/A	410,391	—	410,391	440,900	—	440,900
Trade names and trademarks—other	7.8	66,047	(13,055)	52,992	51,510	(15,334)	36,176
Technology	6.1	306,296	(245,038)	61,258	299,780	(238,819)	60,961
Non-compete agreements	3.7	52,412	(19,174)	33,238	85,111	(70,834)	14,277
Total other intangibles		$4,311,788	$(1,901,346)	$2,410,442	$3,921,823	$(1,836,160)	$2,085,663
N/A = Not Applicable
[1] The weighted-average useful life calculation excludes fully amortized intangible assets.
Changes in foreign exchange rates resulted in $69.6 million and $32.4 million decreases to the carrying values of other intangible assets in the years ended December 31, 2024 and 2023, respectively. Amortization expense related to intangible assets for the years ended December 31, 2024, 2023 and 2022 was $230.8 million, $225.4 million and $227.2 million, respectively. During the year ended December 31, 2024, the Company wrote-off the gross carrying amounts and the related accumulated amortization of fully amortized intangible assets of approximately $70.3 million which were no longer being used.
Due to rebranding activity during the year ended December 31, 2024, the Company reassessed the useful lives of certain trademarks. This resulted in a reclassification of $13.3 million from indefinite to finite-lived assets as of December 31, 2024. At the time of change in estimate, which was applied prospectively, the Company tested these trademarks for impairment, which resulted in no impairment charge.
The future estimated amortization of intangible assets at December 31, 2024 is as follows (in thousands):

2025	$235,277
2026	217,005
2027	205,855
2028	195,480
2029	179,637
Thereafter	966,797
9. Property and Equipment
Property and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2024	2023
Computer hardware and software	3 to 5	$839,250	$734,759
Card-reading equipment	4 to 6	53,820	61,216
Furniture, fixtures and vehicles	2 to 10	20,696	20,614
Buildings and improvements	5 to 50	40,242	41,508
Property and equipment, gross		954,008	858,097
Less: accumulated depreciation		(576,303)	(514,943)
Property and equipment, net		$377,705	$343,154
Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $120.1 million, $110.0 million and $92.0 million, respectively. Amortization expense includes $78.8 million, $77.5 million and $61.3 million for capitalized computer software costs for the years ended December 31, 2024, 2023 and 2022, respectively. At

December 31, 2024 and 2023, the Company had unamortized computer software costs of $315.7 million and $268.9 million, respectively.
Write-offs of property and equipment were immaterial for each of the years ended December 31, 2024, 2023 and 2022.
10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2024	2023
Accrued bonuses	$21,581	$12,696
Accrued payroll and severance	54,493	53,303
Accrued taxes	129,314	109,323
Accrued commissions/rebates	126,932	74,519
Other[1]	112,618	106,277
	$444,938	$356,118
1Other accrued expenses include several types of amounts due to our merchants, vendors and other third parties.
11. Debt
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization
Facility as follows (in thousands):

	2024	2023
Term Loan A note payable (a), net of discounts	$3,083,037	$2,882,595
Term Loan B note payable (a), net of discounts	2,327,174	1,840,244
Revolving line of credit facilities (a)	1,262,000	692,318
Other obligations (c)	869	748
Total notes payable, credit agreements and other obligations	6,673,080	5,415,905
Securitization Facility (b)	1,323,000	1,307,000
Total debt	$7,996,080	$6,722,905
Current portion	$2,769,974	$2,126,749
Long-term portion	5,226,106	4,596,156
Total debt	$7,996,080	$6,722,905
_____________________
(a)The Company is party to a $7.5 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the
"Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities
(collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.8 billion, a Term Loan A facility in the amount of $3.3 billion and a Term Loan B facility in the amount of $2.4 billion as of December 31, 2024.
The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.3 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in
U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and sublimits for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in Term Loan
A, Term Loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-
forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities
A and B is June 24, 2027. The Term Loan B has a maturity date of April 30, 2028.
On May 3, 2023, the Company entered into the thirteenth amendment to the Credit Facility. The amendment replaced
LIBOR on the Term Loan B with the Secured Overnight Financing Rate (SOFR), plus a SOFR adjustment of 0.10%.

On January 31, 2024, the Company entered into the fourteenth amendment to its Credit Agreement. The amendment a)
increased the capacity on the revolving credit facility by $275 million and b) increased the Term Loan A commitments by $325 million. The Company used the Term Loan A proceeds to pay down existing borrowings under the revolving credit facility. As a result, the transaction was leverage neutral and resulted in a $600 million increase in the Company’s availability under the revolving credit facility. The interest rates and maturity terms remained consistent with the existing credit facilities.
On September 26, 2024, the Company entered into the fifteenth amendment to the Credit Agreement. The amendment
a) increased the Term Loan B commitments by $500 million, and b) removed the SOFR adjustment margin of 0.10%
from the calculation of interest on Term Loan B borrowings. The Company used the Term Loan B proceeds to pay down existing borrowings under the revolving credit facility. The maturity dates and the interest rates for the revolving credit facility and Term Loan A commitments were unchanged by this amendment.
Interest on amounts outstanding under the Credit Agreement accrues as follows: For all loans denominated in U.S.
dollars with the exception of Term Loan B borrowings, based on SOFR plus a SOFR adjustment of 0.10%; for Term
Loan B borrowings, based on SOFR; for all loans denominated in British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%; for all loans denominated in euros, based on the Euro Interbank Offered Rate (EURIBOR); or
for all loans denominated in Japanese yen, at the Tokyo Interbank Offer Rate (TIBOR) plus a margin based on a leverage ratio (as defined in the agreement); or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of
America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility.
The interest rates at December 31, 2024 and 2023 are as follows:

	2024	2023
Term loan A	5.83%	6.83%
Term loan B	6.11%	7.21%
Revolving line of credit A & B (USD)	5.83%	6.83%
Revolving line of credit B (GBP)	6.11%	6.59%
Unused credit facility fee	0.25%	0.25%
The term loans are payable in quarterly installments due on the last business day of each March, June, September and
December with the final principal payment due on the respective maturity date. Borrowings on the revolving line of credit are repayable at the maturity of the facility. Borrowings on the domestic swing line of credit are due on demand, and borrowings on the foreign swing lines of credit are due no later than twenty business days after such loan is made.
The Company has unamortized debt discounts and debt issuance costs of $16.6 million and $19.0 million related to the term loans as of December 31, 2024 and December 31, 2023, respectively, recorded in notes payable and other obligations, net of current portion within the Consolidated Balance Sheets.
The Company has unamortized debt issuance costs of $3.4 million and $3.6 million related to the revolving credit facility as of December 31, 2024 and December 31, 2023, respectively, recorded in other assets within the Consolidated
Balance Sheets.
As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was 6.87% during 2024. Principal payments of $140.1 million were made on the term loans during 2024.
(b)The Company is party to a $1.7 billion receivables purchase agreement as of December 31, 2024. There is a program fee equal to SOFR plus 0.10% adjustment plus 0.95% or the Commercial Paper Rate plus 0.85% as of December 31,
2024 and December 31, 2023. The program fee was 4.42% plus 0.94% as of December 31, 2024 and 5.49% plus 0.94%
as of December 31, 2023. The unused facility fee is payable at a rate of between 0.30% and 0.40% based on utilization as of December 31, 2024 and December 31, 2023. The Company has unamortized debt issuance costs of $0.8 million and $2.1 million related to the revolving Securitization Facility as of December 31, 2024 and December 31, 2023,
respectively, recorded in other assets within the Consolidated Balance Sheets.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.

(c)Other obligations includes a credit facility assumed as part of a business acquisition in 2022.
The Company was in compliance with all financial and non-financial covenants at December 31, 2024. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $4.5 billion of unspecified variable rate debt. See Note 16 for further information.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at December 31, 2024 were as follows (in thousands):

2025	$1,452,579
2026	189,699
2027	2,778,761
2028	2,268,666
2029	—
Thereafter	—
Total principal payments	6,689,705
Less: debt discounts and issuance costs included in debt	(16,625)
Total debt	$6,673,080
12. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income Attributable to Corpay
Balance at December 31, 2021	$(1,441,505)	$(23,111)	$(1,464,616)
Other comprehensive (loss) income before reclassifications	(77,135)	31,853	(45,282)
Amounts reclassified from AOCL	—	10,835	10,835
Tax effect	—	(10,587)	(10,587)
Other comprehensive (loss) income, net of tax	(77,135)	32,101	(45,034)
Balance at December 31, 2022	(1,518,640)	8,990	(1,509,650)
Other comprehensive income (loss) before reclassifications	140,089	(14,984)	125,105
Amounts reclassified from AOCL	120,269	(39,401)	80,868
Tax effect	—	14,578	14,578
Other comprehensive income (loss), net of tax	260,358	(39,807)	220,551
Balance at December 31, 2023	(1,258,282)	(30,817)	(1,289,099)
Other comprehensive (loss) income before reclassifications	(490,758)	132,440	(358,318)
Amounts reclassified from AOCL	—	(46,276)	(46,276)
Tax effect	—	(20,303)	(20,303)
Other comprehensive (loss) income, net of tax	(490,758)	65,861	(424,897)
Balance at December 31, 2024	$(1,749,040)	$35,044	$(1,713,996)
Amounts reclassified from AOCL that relate to foreign currency translation during the year ended December 31, 2023 are related to the Company's Russia business disposed of during the third quarter of 2023. See Note 19 for further information.
Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income.

Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the table above, for the year ended December 31, 2024 consisted of foreign currency translation losses of $5.8 million.
13. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands):

	2024	2023	2022
United States	$278,330	$322,856	$506,214
Foreign	1,106,783	1,002,149	769,446
Total	$1,385,113	$1,325,005	$1,275,660
The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2024	2023	2022
Current:
Federal	$168,982	$155,647	$166,172
State	7,528	25,614	34,947
Foreign	269,588	208,532	153,388
Total current	446,098	389,793	354,507
Deferred:
Federal	(62,190)	(46,676)	(36,613)
State	(19,080)	(8,088)	(6,066)
Foreign	16,553	8,086	9,505
Total deferred	(64,717)	(46,678)	(33,174)
Total provision	$381,381	$343,115	$321,333
The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for 2024, 2023 and
2022, respectively, to income before income taxes for the years ended December 31, 2024, 2023 and 2022 due to the following
(in thousands, except percentages):

	2024			2023		2022
Computed “expected” tax expense	$290,877		21.0%	$278,251	21.0%	$267,889	21.0%
Changes resulting from:
Change in valuation allowance	(64,289)	1	(4.6)	22,447	1.7	22,399	1.8
Foreign tax credits	1,309	1	0.1	(98,641)	(7.4)	(73,974)	(5.8)
Foreign income tax differential	31,743		2.3	14,949	1.1	566	—
State taxes net of federal benefits	(9,047)		(0.7)	13,857	1.0	12,745	1.0
Increase in tax expense due to uncertain tax positions	38,395		2.8	14,146	1.1	8,257	0.6
Foreign withholding tax	30,785		2.2	24,331	1.8	13,547	1.1
Stock-based compensation	(29,582)		(2.1)	7,980	0.6	(1,881)	(0.1)
Sub-part F Income/GILTI	87,252		6.3	94,594	7.1	79,420	6.2
Brazil tourism tax benefit	—		—	(16,311)	(1.2)	(13,810)	(1.1)
Interest on net equity deduction	(20,757)		(1.5)	(15,051)	(1.1)	—	—
Impairment of goodwill	18,900		1.4	—	—	—	—
Other	5,795		0.4	2,563	0.2	6,175	0.5
Provision for income taxes	$381,381		27.5%	$343,115	25.9%	$321,333	25.2%

[1] The valuation allowance decrease was primarily due to the release of a deferred tax asset of $84.5 million and a corresponding valuation allowance reduction of $84.5 million related to income tax credits in a non-U.S. jurisdiction.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at
December 31 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses	$16,756	$20,110
Accrued expenses not currently deductible for tax	13,263	12,922
Lease deferral	15,423	15,767
Interest rate swap	—	11,994
Stock-based compensation	29,425	47,537
Income tax credits	—	84,505
Net operating loss carry forwards	159,603	134,911
Accrued escheat	3,897	3,456
Other	110,804	55,466
Deferred tax assets before valuation allowance	349,171	386,668
Valuation allowance	(113,223)	(165,982)
Deferred tax assets, net	235,948	220,686
Deferred tax liabilities:
Intangibles—including goodwill	(548,802)	(536,561)
Basis difference in investment in subsidiaries	(42,206)	(43,821)
Interest rate swap	(8,695)	—
Lease deferral	(13,536)	(13,589)
Accrued expense liability	(722)	(718)
Prepaid expenses	(1,172)	(1,805)
Withholding taxes	(18,472)	(26,407)
Property and equipment and other	(38,646)	(66,617)
Deferred tax liabilities	(672,251)	(689,518)
Net deferred tax liabilities	$(436,303)	$(468,832)
The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2024	2023
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$2,873	$1,400
Long term deferred tax liabilities	(439,176)	(470,232)
Net deferred tax liabilities	$(436,303)	$(468,832)
The valuation allowances relate to foreign net operating loss carryforwards, state net operating loss carryforwards and state
163(j) limitation on business interest carryforward. The net change in the total valuation allowance for the year ended
December 31, 2024 was a decrease of $52.8 million. The valuation allowance decrease was primarily due to the release of a foreign tax credit deferred tax asset where a valuation allowance was previously recorded as well as an increase in foreign net operating losses where significant negative evidence on future utilization was considered.
As of December 31, 2024, the Company had a net operating loss carryforward for state income tax purposes of approximately
$55.7 million that is available to offset future state tax expense, either indefinitely or in some cases subject to expiration in 15 or 20 years. Additionally, the Company had $103.9 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign tax expense. Most foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $101.3 million of its deferred tax asset related to the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.
During 2024 and 2023, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of
$6.1 million and $8.1 million, respectively. Accumulated interest and penalties were $36.8 million and $30.7 million on the

Consolidated Balance Sheets at December 31, 2024 and 2023, respectively. In accordance with the Company's accounting policy, interest and penalties related to unrecognized tax benefits are included as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2021	$47,021
Additions based on tax positions related to the current year	7,752
Additions based on tax positions related to the prior year	200
Deductions based on settlement of prior year tax positions	(1,550)
Addition for cumulative federal benefit of state tax deductions	7,281
Change due to OCI	(35)
Unrecognized tax benefits at December 31, 2022	60,669
Additions based on tax provisions related to the current year	8,821
Deductions based on tax positions related to the prior year	(1,913)
Deductions based on settlements of prior year tax positions	(104)
Deductions based on expiration of prior year tax positions	(4,235)
Change due to OCI	(132)
Unrecognized tax benefits at December 31, 2023	63,106
Additions based on tax provisions related to the current year	21,689
Additions and deductions based on tax positions related to the prior year	14,206
Deductions based on settlements of prior year tax positions	(178)
Deductions based on expiration of prior year tax positions	(3,362)
Change due to OCI	(1)
Unrecognized tax benefits at December 31, 2024	$95,460
In prior years, the Company included federal benefits of state tax deductions related to unrecognized tax benefits in its tabular reconciliation above. A cumulative adjustment was made in 2022 to remove these amounts from the above tabular disclosure.
As of December 31, 2024, the Company had total unrecognized tax benefits of $95.5 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to
2015. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.
The Organization for Economic Co-operation and Development (OECD), continues to put forth various initiatives, including
Pillar Two rules which introduce a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025 for different aspects of the directive, and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of
December 31, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We are currently evaluating the impact of the enacted legislation effective January 1, 2025 to our financial statements and continue to closely monitor regulatory developments to assess potential impacts.
14. Leases
The Company primarily leases office space, data centers, vehicles and equipment. Some of the Company's leases contain variable lease payments, typically payments based on an index. The Company’s leases have remaining lease terms of one year to thirty years, some of which include options to extend from one to five years or more. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not reasonably certain to exercise and are not included in Right of Use (ROU) assets and lease liabilities. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability as of the modification date.

Other assets include ROU assets, other current liabilities include short-term operating lease liabilities and other non-current liabilities include long-term lease liabilities at December 31, 2024 and 2023 as follows (in thousands):

	2024	2023
ROU assets	$77,998	$86,579
Short term lease liabilities	$24,340	$23,476
Long term lease liabilities	$64,718	$75,796
The Company does not recognize ROU assets and lease liabilities for short-term leases that have a term of twelve months or less. The effect of short-term leases were not material to the ROU assets and lease liabilities.
Under ASC 842, the Company discounts future lease obligations by the rate implicit in the contract, unless the rate cannot be readily determined. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In determining the borrowing rate, the Company considers the applicable lease terms, the Company's cost of borrowing and for leases denominated in a foreign currency, the collateralized borrowing rate that the Company would obtain to borrow in the same currency in which the lease is denominated.
Total lease costs for the years ended December 31, 2024, 2023 and 2022 were $26.9 million, $29.7 million and $24.1 million, respectively. Variable lease costs and short-term lease costs were immaterial for all periods presented.
The supplementary cash and non-cash disclosures for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Cash paid for operating lease liabilities	$29,913	$31,388	$25,403
ROU assets obtained in exchange for new operating lease obligations	$10,505	$22,764	$31,204
Weighted-average remaining lease term (years)	5.33	5.62	6.09
Weighted-average discount rate	5.17%	5.19%	3.64%
Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$27,012
2026	22,683
2027	14,341
2028	10,659
2029	7,994
Thereafter	17,392
Total lease payments	100,081
Less imputed interest	11,023
Present value of lease liabilities	$89,058
15. Commitments and Contingencies
In the ordinary course of business, the Company is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas and matters relating to compliance with laws and regulations (collectively, "legal proceedings").  Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
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
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of
Gwinnett County, Georgia.  The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of
FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects and making improper sales of stock. The complaint seeks approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices and disgorgement of incentive pay and stock compensation.  On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R.
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See
FTC v. FleetCor and Ronald F. Clarke, No. 19-cv-05727 (N.D. Ga.). The complaint alleges the Company and Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint seeks among other things injunctive relief, consumer redress and costs of suit. The Company continues to believe that the FTC’s claims are without merit. On April 17,
2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in
AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. The Company cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On
August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern
District of Georgia in favor of a parallel administrative action under Section 5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint makes the same factual allegations as the FTC’s original complaint filed in December 2019. The FTC's administrative action was stayed pending resolution of the case in federal court. On August 9, 2022, the District Court for the Northern District of Georgia
granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke.
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission
ordered that the stay of the parallel Section 5 administrative action will remain in place during the pendency of the Eleventh
Circuit appeal. Oral argument in the Eleventh Circuit appeal was held on January 21, 2025. The Company has incurred and continues to incur legal and other fees related to this FTC complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties and remediation expenses.
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

16.  Derivative Financial Instruments and Hedging Activities
Foreign Currency Derivatives
The Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers within its cross-border solution. The Company writes derivatives, primarily foreign currency forward contracts, option contracts and swaps, mostly with small and medium size enterprises that are customers and derives a currency spread from this activity.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $93.0 billion and $56.6 billion as of December 31, 2024 and December 31, 2023, respectively. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31,
2024 and 2023 (in millions):

	December 31, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,406.7	$1,297.3	$833.7	$724.3

	December 31, 2023
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$594.9	$519.4	$320.2	$244.7
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At December 31, 2024 and December 31, 2023, the Company had received collateral of
$35.0 million and $39.2 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At December 31, 2024 and December 31, 2023, the
Company had posted collateral of $718.1 million and $180.2 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the
Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of December 31, 2024 and
December 31, 2023 (in millions):

		2024	2023
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$630.2	$254.2
Derivative Assets	Other assets	$203.5	$66.0
Derivative Liabilities	Other current liabilities	$538.6	$190.4
Derivative Liabilities	Other noncurrent liabilities	$185.7	$54.3
Cash Flow Hedges
As of December 31, 2024, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	4.01%	7/31/2025
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $46.3 million and $39.4 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the years ended December 31, 2024 and 2023, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments are recorded in operating activities.
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
related underlying exposures.
The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the
Consolidated Balance Sheets, as of December 31, 2024 and 2023 (in millions). See Note 4 for further information.

	Balance Sheet Classification	2024	2023
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$9.7	$23.5
Swap contracts	Other assets	$10.0	$—
Swap contracts	Other current liabilities	$3.9	$—
Swap contracts	Other noncurrent liabilities	$6.0	$55.8

As of December 31, 2024, the estimated net amount of the existing gains related to the Company's interest rate swap contracts that are expected to be reclassified into earnings within the next 12 months is approximately $6.0 million.
Net Investment Hedges
The Company enters into cross-currency interest rate swaps that are designated as net investment hedges of our investments in foreign-denominated operations. Such contracts effectively convert the U.S. dollar equivalent notional amounts to obligations denominated in the respective foreign currency and partially offset the impact of changes in currency rates on such foreign-
denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swaps, resulting in interest rate savings on the USD notional.
At December 31, 2024, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.14%	5/20/2026
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $13.9 million and $9.0 million in interest expense, net for the years ended December 31, 2024 and 2023, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Consolidated
Statements of Cash Flows.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of December 31, 2024 and
December 31, 2023 (in millions).

		2024	2023
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$22.6	$—
Net investment hedge	Other assets	$8.0	$—
Net investment hedge	Other current liabilities	$—	$14.5
Net investment hedge	Other noncurrent liabilities	$5.2	$—
As of December 31, 2024, the estimated net amount of the existing gains related to the Company's cross-currency interest rate swaps designed as net investment hedges that are expected to be reclassified into earnings within the next 12 months is approximately $22.6 million.
17. Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method.
The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2024	2023	2022
Net income attributable to Corpay	$1,003,746	$981,890	$954,327
Denominator for basic earnings per share	70,331	73,155	75,598
Dilutive securities	1,517	1,232	1,264
Denominator for diluted earnings per share	71,848	74,387	76,862
Basic earnings per share attributable to Corpay	$14.27	$13.42	$12.62
Diluted earnings per share attributable to Corpay	$13.97	$13.20	$12.42
Diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 excludes the effect of 0.1 million, 2.0 million and 2.3 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of performance-based restricted stock for which the performance criteria have not yet been achieved, which was immaterial for 2024, 2023 and 2022.
18. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through three reportable segments: Vehicle Payments, Corporate
Payments (includes aggregation with Cross-Border operating segment), Lodging Payments and an Other category (which combines Gift and Payroll card operating segments). These reportable segments align with how the Company's Chief Executive
Officer, who is the Chief Operating Decision Maker (CODM), allocates resources, assesses performance and reviews financial information. The CODM uses segment operating income to make decisions regarding the allocation of resources (including financial resources and capital spending) to each segment primarily in the annual budget and forecasting process and reviews budget to actual variances for segment operating income on a monthly, quarterly and annual basis to assess the performance of each segment.
The Company's segment results, including significant segment expenses regularly provided to the CODM, are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands)*:

	Year Ended December 31, 2024[1]
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$2,008,799	$1,221,915	$488,589	$255,286	$3,974,589
Expenses:
Processing	365,457	264,298	119,645	119,685	869,085
Selling	175,750	172,365	24,317	8,474	380,906
General and administrative	311,784	192,853	72,526	39,711	616,874
Depreciation	70,178	29,949	13,205	6,774	120,106
Amortization	129,988	63,367	35,494	2,133	230,982
Goodwill impairment	—	—	—	90,000	90,000
Other operating, net	82	686	14	7	789
Gain on disposition of business	(121,310)	—	—	—	(121,310)
Operating income (loss)	$1,076,870	$498,397	$223,388	$(11,498)	1,787,157
Other expenses:
Investment gain, net					239
Other income, net					13,722
Interest expense, net					383,043
Loss on extinguishment of debt					5,040
Total other expenses					402,044
Income before income taxes					$1,385,113

	Year ended December 31, 2024
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures:
Capital expenditures	$117,410	$32,587	$19,622	$5,557	$175,176
Long-lived assets (excluding goodwill and investments)	$258,942	$67,379	$35,105	$16,279	$377,705

	Year Ended December 31, 2023[3]
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$2,005,510	$981,127	$520,216	$250,866	$3,757,719
Expenses:
Processing	377,603	212,144	117,203	112,958	819,908
Selling	167,614	137,512	24,597	10,435	340,157
General and administrative	314,892	170,075	77,219	41,237	603,424
Depreciation	69,886	22,356	11,070	6,671	109,983
Amortization	132,019	56,323	35,833	2,446	226,621
Other operating, net	98	629	25	1	753
Operating income	$943,399	$382,085	$254,270	$77,119	1,656,873
Other expenses (income):
Investment gain, net					(116)
Other income, net					(16,623)
Interest expense, net					348,607
Loss on extinguishment of debt					—
Total other expenses					331,868
Income before income taxes					$1,325,005

	Year ended December 31, 2023
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures:
Capital expenditures	$108,592	$25,387	$13,705	$6,138	$153,822
Long-lived assets (excluding goodwill and investments)	$252,499	$48,822	$24,697	$17,136	$343,154

	Year Ended December 31, 2022[3]
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$1,950,038	$769,571	$456,511	$251,009	$3,427,129
Expenses:
Processing	361,695	179,339	103,615	120,058	764,707
Selling	174,230	104,359	19,711	10,782	309,082
General and administrative	330,899	139,690	72,180	41,366	584,135
Depreciation	62,930	14,987	7,968	6,125	92,010
Amortization	135,565	57,599	34,398	2,710	230,272
Other operating, net	226	35	2	19	282
Operating income	$884,493	$273,562	$218,637	$69,949	1,446,641
Other expenses:
Investment loss, net					1,382
Other expense, net					3,003
Interest expense, net					164,662
Loss on extinguishment of debt					1,934
Total other expenses					170,981
Income before income taxes					$1,275,660

	Year ended December 31, 2022
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures:
Capital expenditures	$111,661	$20,777	$10,570	$8,420	$151,428
Long-lived assets (excluding goodwill and investments)	$218,680	$39,240	$17,884	$18,888	$294,692
*Columns may not calculate due to rounding. Other includes our Gift and Payroll card operating segments.
1 Results from Zapay acquired in the first quarter of 2024 are reported in the Vehicle Payments segment from the date of acquisition. Results from Paymerang acquired in the third quarter of 2024 are reported in the Corporate Payments segment from the date of acquisition. Results from GPS Capital Markets acquired in the fourth quarter of 2024 are included in the Corporate
Payments segment from the date of acquisition.
2 Results of our merchant solutions business disposed of in December 2024 are included in the Vehicle Payments segment for all periods prior to disposition.
3 Results of the Company's Russian business disposed of in August 2023 are included in the Vehicle Payments segment for all periods prior to disposition.
Total assets for each reportable segment are not presented as the CODM does not evaluate performance or allocate resources based on segment assets. The following table presents the Company's long-lived assets by major geography (excluding goodwill, other intangible assets and investments) at December 31 (in thousands):

	2024	2023
Long-lived assets (excluding goodwill, other intangible assets and investments):
United States (country of domicile)	$228,233	$200,918
Brazil	$64,912	$74,789
United Kingdom	$46,174	$34,242
More than 10% of our consolidated revenues in 2024, 2023 and 2022 were derived through our relationship with our open-loop network partner in our Vehicle Payments and Corporate Payments segments.

19. Dispositions
Comdata Merchant Solutions Disposition
In May 2024, the Company signed a definitive agreement to sell its merchant solutions business, a business within the U.S.
division of its Vehicle Payments segment (the "disposal group") to a third party. The transaction was completed during
December 2024. The Company determined that the disposal group met all of the required criteria to be classified as held for sale during the second quarter of 2024.
The disposal group's fair value, based upon the estimated sales price less anticipated costs to sell, exceeded its carrying value.
As such, the related assets and liabilities were recorded at their carrying value and classified as held for sale prior to the completion of the transaction. In determining the carrying value of the disposal group, which represents a portion of one of the
Company's reporting units, goodwill of approximately $58.2 million was allocated to the disposal group based on a relative fair value analysis. The Company received total proceeds of $185.5 million, which have been recorded within investing activities in the accompanying Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a pre-tax net gain on disposal of $121.3 million during the year ended December 31, 2024, which primarily represents the proceeds received less the derecognition of the related net assets. The pre-tax net gain is included within the gain on disposition of business financial statement line in the accompanying Consolidated Statements of Income.
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
The Company received total proceeds, net of cash disposed and net of a $5.6 million foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars, of $197.0 million, which have been recorded within investing activities in the accompanying Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a net gain on disposal of $13.7 million during the year ended December 31, 2023, which represents the proceeds received less the derecognition of the related net assets, the reclassification of accumulated foreign currency translation losses and the foreign exchange loss upon conversion of the ruble-denominated proceeds to U.S. dollars. The net gain is included within other expense (income), net in the accompanying Consolidated Statements of Income.
Exclusive of the impact of disposition, the business in Russia accounted for approximately $62.0 million of the Company's consolidated income before income taxes for the year ended December 31, 2023.

20. Subsequent Events
Acquisition
In February 2025, the Company announced a definitive agreement to acquire 100% of Gringo, a leading Brazil-based vehicle registration and compliance payment company, for approximately $147 million, net of cash of approximately $22 million.
Gringo's digital app and national network help drivers in Brazil pay for vehicle taxes, registration and fines. The transaction is expected to close in the first quarter of 2025, subject to regulatory approval and standard closing conditions and will be reflected in the Company's Vehicle Payments segment.
Net Investment Hedges
In January 2025, the Company terminated its existing CAD cross-currency interest rate swaps designated as net investment hedges and subsequently entered into four new cross-currency interest rate swaps designated as net investment hedges of its investments in CAD-denominated operations. These contracts effectively convert an aggregate $800 million of U.S. dollar equivalent to an obligation denominated in CAD and partially offset the impact of changes in currency rates on the Company's
CAD-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swap, resulting in a weighted average interest rate savings of 1.35% on the USD notional.
Debt Arrangements
On January 24, 2025, the Company entered into an omnibus amendment to its Securitization Facility. The amendment increased the Securitization Facility commitment from $1.7 billion to $1.8 billion and extended the maturity of the Securitization Facility to January 24, 2028. The omnibus amendment also reduced the program fee by 5 bps to SOFR plus 0.10% adjustment plus
0.90% or the Commercial Paper Rate plus 0.80% and decreased the unused facility fee by 5 for two of the purchasers.
On February 20, 2025, the Company entered into the sixteenth amendment to the Credit Agreement. The amendment increased the Term Loan B commitments by an incremental $750 million. The Company used the Term Loan B proceeds to pay down existing borrowings under the revolving credit facility and other general corporate purposes. The maturity dates and the interest rates for the Company's Credit Agreement were unchanged by this amendment.

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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of
December 31, 2024, we identified the following material weakness in internal controls:
(1) A material weakness in internal control related to ineffective information technology general controls (ITGCs) in the area of user access management over certain information technology systems used in the execution of controls that support the Company’s financial reporting processes. Our business process application and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were the result of challenges in the prior year implementation of technology aimed to automate the user access review process. Specifically, these deficiencies pertained to the completeness and accuracy of data used in the automated solution and in existing manual user access control processes that lacked sufficient documentation and formality, as well as insufficient training of information technology personnel responsible for the execution and documentation of ITGCs. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.
Based on this material weakness, the Company’s management concluded that at December 31, 2024, the Company’s internal control over financial reporting was not effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which appears in Item 9A of this Annual Report.
As a result of the identification of the material weakness, and prior to filing this Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended December 31,
2024 were prepared in accordance with GAAP. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report have been prepared in accordance with GAAP. Our Chief
Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual
Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in
Item 8 of this Annual Report, and we have developed a remediation plan for the material weakness, which is described below.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, the internal controls related to three subsidiaries that we acquired during the year ended December 31, 2024, and for which financial results are included in our consolidated financial statements.

During 2024, the Company acquired 70% of Zapay, a Brazil-based digital consumer mobility solution for paying vehicle-
related taxes and compliance fees; Paymerang, a U.S.-based leader in accounts payables automation solutions; and GPS Capital
Markets, a U.S.-based provider of business-to-business cross-border and treasury management solutions to upper middle market companies. Collectively, we refer to these transactions as the 2024 Acquisitions. In the evaluation of internal control over financial reporting, management excluded the operations of acquired entities in the 2024 Acquisitions from the assessment of internal control over financial reporting as of December 31, 2024. These operations were excluded in accordance with the
SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2024. These
2024 Acquisitions constituted 10.9% of total assets at December 31, 2024, and 1.5% of revenues, net for the year then ended.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Remediation
(1) Our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively. The remediation actions include: (i) enhancing the information technology compliance oversight function; (ii)
developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of internal controls, with a focus on those related to user access over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance the information evidencing the performance of ITGCs; (iv) developing enhanced integration functionality and controls related to the ongoing implementation of user access information technology system; (v) enhancing the information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi)
enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board.
We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except for the remediation described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Corpay, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Corpay, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Corpay, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
A material weakness in internal controls related to ineffective information technology general controls (ITGCs) in the area of user access management over certain information technology systems used in the execution of controls that support the
Company’s financial reporting processes. As a result, business process application and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the
Zapay, Paymerang, and GPS Capital Markets (the 2024 Acquisitions), which are included in the 2024 consolidated financial statements of the Company and constituted 10.9% of total assets as of December 31, 2024 and 1.5% of revenues, net for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2024 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December
31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February
27, 2025 which expressed an unqualified opinion thereon.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, no director or executive officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I of this Form 10-K. Information about our directors may be found under the caption “Director Nominees” and “Continuing Directors” in our Proxy Statement for the
Annual Meeting of Shareholders to be held June 11, 2025 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings and Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
The information in the Proxy Statement set forth under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.
We have adopted the Corpay Code of Business Conduct and Ethics (the “code of ethics”), which applies to our Chief Executive
Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and other finance organization employees.
The code of ethics is publicly available on our website at www.corpay.com under Investor Relations. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by the
Company, directors, officers, managers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1.
ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Director Compensation,” “2024 Named Executive Officer
Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is
incorporated herein by reference.
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
Index to Financial
Statements
(b) Exhibit Listing

Exhibit no.
3.1
Amended and Restated Certificate of Incorporation of Corpay (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on June 14, 2022)

3.2
Certificate of Ownership and Merger, dated March 7, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 12, 2024)

3.3	Amended and Restated Bylaws of Corpay, effective as of March 24, 2024 (incorporated by reference to Exhibit 3.2 to the registrant's Form 8-K, File No. 001-35004, filed with the SEC on March 12, 2024)

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
with the SEC on March 2, 2020)

10.1*
Form of Indemnity Agreement entered into between Corpay and its directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-1, File No.
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

10.9
Form of Indemnity Agreement to be entered into between Corpay and representatives of its major stockholders
(incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the registrant’s Registration Statement on
Form S-1, File No. 333-166092, filed with the SEC on June 29, 2010)

10.10*
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

10.14*
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
001-35004, filed with the SEC on May 10, 2012)

10.17*
Corpay 2010 Equity Compensation Plan, as amended and restated effective April 13, 2022 (incorporated by reference to Exhibit No. 10.17 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February
28, 2023)

10.18*
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

10.44
Seventh Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated November 13,
2020 by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company, LLC, PNC Bank,
National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.50 to the registrant's Form 10-k, File No. 001-35004, filed with the SEC on March 2, 2020)

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
SEC on November 9, 2023)

10.59
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
SEC on May 9, 2024)

10.60
Fifteenth Amendment to the Credit Agreement, dated as of September 26, 2024 among FLEETCOR Technologies
Operating Company, LLC, as the Company, FLEETCOR Technologies, Inc., as the Parent, Cambridge Mercantile
Corp. (USA) as the additional borrower, Bank of America, N.A., as administrative agent, a domestic swing line lender, the foreign swing line lender and the L/C issuer, and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the
SEC on November 8, 2024)

10.61*
Offer letter, dated May 23, 2022, between FLEETCOR Technologies, Inc. and Alan King (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9,
2022)

10.62
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

10.63
Cooperation Agreement, dated as of March 15, 2023, by and among FLEETCOR Technologies, Inc., D.E. Shaw
Oculus Portfolios, L.L.C. and D.E. Shaw Valence Portfolios, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 20, 2023)

10.64*
Offer letter, dated February 24, 2023, between FLEETCOR Technologies, Inc. and Tom Panther (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2023)

10.65
Twelfth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated December 20,
2023 by and among by and among FLEETCOR Funding LLC, FLEETCOR Technologies Operating Company,
LLC, PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties hereto (incorporated by reference to Exhibit 10.63 to the Registrant's Form 10-K, File No.
001-35004, filed with the SEC on February 29, 2024)

10.66*
Corpay, Inc. Amended and Restated 2010 Equity Compensation Plan, Key Employee Performance-Based Stock
Option Amended Certification to Ronald F. Clarke, dated October 23, 2024 (incorporated by reference to Exhibit
10.2 to the Registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2024)

10.67**
Thirteenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated January 24,
2025 by and among by and among FleetCor Funding LLC, Corpay Technologies Operating Company, LLC,
Corpay, Inc., PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties hereto

10.68**
Sixteenth Amendment to the Credit Agreement, dated as of February 20, 2025 among Corpay Technologies
Operating Company, LLC, as the Company, Corpay, Inc., as the Parent, Cambridge Mercantile Corp. (U.S.A.) as
the additional borrower, Bank of America, N.A., as administrative agent and the foreign swing line lender, and the other lenders party hereto

19.1**	Insider Trading Policy

21.1**	List of subsidiaries of Corpay, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer Pursuant to Section 302

31.2**	Certification of Chief Financial Officer Pursuant to Section 302

32.1**	Certification of Chief Executive Officer Pursuant to Section 906

32.2**	Certification of Chief Financial Officer Pursuant to Section 906

97.1*
FLEETCOR Technologies, Inc. Compensation Recoupment Policy, effective as of October 23, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K, File No. 001-35004, filed with the SEC on February
29, 2024)

101
The following financial information for the registrant formatted in XBRL (Extensible Business Reporting
Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated
Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated
Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Identifies management contract or compensatory plan or arrangement.
**	Filed herewith
ITEM 16. FORM 10-K SUMMARY
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on
February 27, 2025.

Corpay, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 27, 2025.

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