Form 10-Q
period 2025-03-31
CORPAY, INC.
filed 2025-05-12
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/2025
Common Stock, $0.001 par value	70,493,451

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three Months Ended March 31, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,554,835	$1,553,642
Restricted cash	2,828,588	2,902,703
Accounts and other receivables (less allowance for credit losses of $146,244 at March 31, 2025 and $133,757 at December 31, 2024)	2,546,819	2,090,500
Securitized accounts receivable—restricted for securitization investors	1,469,000	1,323,000
Prepaid expenses and other current assets	678,319	806,024
Total current assets	9,077,561	8,675,869
Property and equipment, net	401,523	377,705
Goodwill	6,191,687	5,984,667
Other intangibles, net	2,407,556	2,410,442
Investments	62,674	60,088
Other assets	406,779	448,260
Total assets	$18,547,780	$17,957,031
Liabilities and equity
Current liabilities:
Accounts payable	$1,811,737	$1,570,426
Accrued expenses	412,359	444,938
Customer deposits	3,228,068	3,266,126
Securitization facility	1,469,000	1,323,000
Current portion of notes payable and lines of credit	785,918	1,446,974
Other current liabilities	529,588	656,417
Total current liabilities	8,236,670	8,707,881
Notes payable and other obligations, less current portion	5,916,485	5,226,106
Deferred income taxes	431,022	439,176
Other noncurrent liabilities	469,521	437,879
Total noncurrent liabilities	6,817,028	6,103,161
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 131,884,477 shares issued and 70,471,590 shares outstanding at March 31, 2025; and 131,425,669 shares issued and 70,170,016 shares outstanding at December 31, 2024	132	131
Additional paid-in capital	3,850,115	3,811,131
Retained earnings	9,439,638	9,196,405
Accumulated other comprehensive loss	(1,606,002)	(1,713,996)
Less treasury stock, 61,412,887 shares at March 31, 2025 and 61,255,653 shares at December 31, 2024	(8,230,047)	(8,171,329)
Total Corpay stockholders’ equity	3,453,836	3,122,342
Noncontrolling interest	40,246	23,647
Total equity	3,494,082	3,145,989
Total liabilities and equity	$18,547,780	$17,957,031

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$1,005,667	$935,251
Expenses:
Processing	221,844	207,411
Selling	107,557	94,188
General and administrative	156,959	151,262
Depreciation and amortization	92,188	84,760
Other operating, net	(5)	292
Operating income	427,124	397,338
Other expenses:
Other expense, net	4,095	2,960
Interest expense, net	93,922	89,088
Loss on extinguishment of debt	1,596	—
Total other expenses	99,613	92,048
Income before income taxes	327,511	305,290
Provision for income taxes	83,636	75,487
Net income	243,875	229,803
Less: Net income attributable to noncontrolling interest	642	34
Net income attributable to Corpay	$243,233	$229,769
Earnings per share:
Basic earnings per share attributable to Corpay	$3.46	$3.20
Diluted earnings per share attributable to Corpay	$3.40	$3.12
Weighted average shares outstanding:
Basic shares	70,316	71,769
Diluted shares	71,558	73,545

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$243,875	$229,803
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	153,610	(96,112)
Net change in derivative contracts, net of tax	(41,119)	44,122
Total other comprehensive income (loss), net of tax	112,491	(51,990)
Total comprehensive income	356,366	177,813
Comprehensive income (loss) attributable to noncontrolling interest	5,140	(208)
Comprehensive income attributable to Corpay	$351,226	$178,021
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$131	$3,811,131	$9,196,405	$(1,713,996)	$(8,171,329)	$3,122,342	$23,647	$3,145,989
Net income	—	—	243,233	—	—	243,233	642	243,875
Other comprehensive income, net of tax	—	—	—	107,994	—	107,994	4,497	112,491
Change in controlling interest	—	(11,460)	—	—		(11,460)	11,460	—
Acquisition of common stock	—	—	—	—	(58,718)	(58,718)	—	(58,718)
Stock-based compensation	—	18,366	—	—	—	18,366	—	18,366
Issuance of common stock	1	32,078	—	—	—	32,079	—	32,079
Balance at March 31, 2025	$132	$3,850,115	$9,439,638	$(1,606,002)	$(8,230,047)	$3,453,836	$40,246	$3,494,082

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$129	$3,266,185	$8,192,659	$(1,289,099)	$(6,887,515)	$3,282,359	$—	$3,282,359
Net income	—	—	229,769	—	—	229,769	34	229,803
Other comprehensive loss, net of tax	—	—	—	(51,748)	—	(51,748)	(242)	(51,990)
Acquisition of noncontrolling interest	—	—	—	—	—	—	28,057	28,057
Acquisition of common stock	—	—	—	—	(321,776)	(321,776)	—	(321,776)
Stock-based compensation	—	24,979	—	—	—	24,979	—	24,979
Issuance of common stock	1	90,837	—	—	—	90,838	—	90,838
Balance at March 31, 2024	$130	$3,382,001	$8,422,428	$(1,340,847)	$(7,209,291)	$3,254,421	$27,849	$3,282,270

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$243,875	$229,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,396	28,931
Stock-based compensation	18,366	24,979
Provision for credit losses on accounts and other receivables	30,661	25,342
Amortization of deferred financing costs and discounts	2,274	2,029
Amortization of intangible assets and premium on receivables	63,792	55,829
Loss on extinguishment of debt	1,596	—
Deferred income taxes	(7,983)	647
Other non-cash operating expense, net	(46)	125
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(565,649)	(382,889)
Prepaid expenses and other current assets	(27,266)	(12,587)
Derivative assets and liabilities, net	10,442	1,452
Other assets	991	(22,021)
Accounts payable, accrued expenses and customer deposits	126,400	398,544
Net cash (used in) provided by operating activities	(74,151)	350,184
Investing activities
Acquisitions, net of cash acquired	(153,719)	(56,325)
Purchases of property and equipment	(44,771)	(41,193)
Other	14,572	(4,826)
Net cash used in investing activities	(183,918)	(102,344)
Financing activities
Proceeds from issuance of common stock	32,079	90,838
Repurchase of common stock	(58,718)	(288,833)
Borrowings on securitization facility, net	146,000	114,000
Deferred financing costs	(10,827)	(3,176)
Proceeds from notes payable	750,000	325,000
Principal payments on notes payable	(49,285)	(25,531)
Borrowings from revolver	2,454,000	1,570,000
Payments on revolver	(3,120,000)	(1,866,000)
Payments on swing line of credit, net	—	(75,429)
Other	(952)	580
Net cash provided by (used in) financing activities	142,297	(158,551)
Effect of foreign currency exchange rates on cash	42,850	(28,148)
Net (decrease) increase in cash and cash equivalents and restricted cash	(72,922)	61,141
Cash and cash equivalents and restricted cash, beginning of year	4,456,345	3,141,535
Cash and cash equivalents and restricted cash, end of year	$4,383,423	$3,202,676
Supplemental cash flow information
Cash paid for interest	$119,022	$115,773
Cash paid for income taxes	$114,745	$38,925

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2025
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Except as disclosed in these accompanying notes, there have been no material changes to the information disclosed in the Notes contained within our Annual Report on Form 10-K for the year ended December 31, 2024.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of March 31, 2025 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange losses, which are recorded within Other expense, net in the Unaudited Consolidated Statements of Income, for the three months ended March 31, 2025 and 2024 as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Foreign exchange losses	$3.8	$3.1
The Company recorded foreign currency losses and gains on long-term intra-entity transactions included as a component of foreign currency translation (gains) losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024 as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Foreign currency losses on long-term intra-entity transactions	$27.7	$12.4
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to amounts within the Unaudited Consolidated Statements of Cash Flows (in thousands).

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,554,835	$1,553,642	$1,311,949	$1,389,648
Restricted cash	2,828,588	2,902,703	1,890,727	1,751,887
Total cash and cash equivalents and restricted cash	$4,383,423	$4,456,345	$3,202,676	$3,141,535
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
Revenue
Our revenue is generally reported net of the cost for underlying products and services purchased through our payment solutions. In this report, we refer to this net revenue as "revenue". Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 86% of total consolidated revenues, net, for the three months ended March 31, 2025 and 2024. In its cross-border payments business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 7% of total consolidated revenues for the three months ended March 31, 2025 and 2024. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% of total consolidated revenues, net for the three months ended March 31, 2025 and 2024. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% of consolidated revenues, net for the three months ended March 31, 2025 and 2024.
Disaggregation of Revenues
Revenues, net by segment for the three months ended March 31, 2025 and 2024 was as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended March 31,
	2025	%	2024	%
Vehicle Payments	$487.1	48%	$494.1	53%
Corporate Payments	352.7	35%	265.4	28%
Lodging Payments	110.2	11%	111.3	12%
Other	55.7	6%	64.5	7%
Consolidated revenues, net	$1,005.7	100%	$935.3	100%

*Columns may not calculate due to rounding.

Revenue by geography for the three months ended March 31, 2025 and 2024 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended March 31,
	2025	%	2024	%
United States	$507.2	50%	$481.7	52%
Brazil	162.6	16%	148.8	16%
United Kingdom	146.0	15%	128.9	14%
Other	189.9	19%	175.8	19%
Consolidated revenues, net	$1,005.7	100%	$935.3	100%

*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation, which is based on the geographic location of the legal entity.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $36.7 million and $39.0 million as of March 31, 2025 and December 31, 2024, respectively. We expect to recognize approximately $27.9 million of these amounts in revenues within 12 months and the remaining $8.8 million over the next five years as of March 31, 2025. Revenue recognized in the three months ended March 31, 2025 that was included in the deferred revenue contract liability as of December 31, 2024 was approximately $14.6 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counterparty level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025			December 31, 2024
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$3,832.0	$(3,630.2)	$201.8	$2,305.6	$(2,131.8)	$173.8
Liabilities
Accounts Payable	$3,756.8	$(3,630.2)	$126.6	$2,218.3	$(2,131.8)	$86.5
Reclassifications
During the year ended December 31, 2024, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Segment disclosures for the prior year period herein have been modified to conform with the new ASU disclosure requirements.
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
2. Accounts and Other Receivables
The Company's accounts receivable and securitized accounts receivable include the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Gross domestic accounts receivable	$1,113,721	$945,714
Gross domestic securitized accounts receivable	1,469,000	1,323,000
Gross foreign receivables	1,579,342	1,278,543
Total gross receivables	4,162,063	3,547,257
Less allowance for credit losses	(146,244)	(133,757)
Net accounts and securitized accounts receivables	$4,015,819	$3,413,500
The Company maintains a $1.8 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity and other customer receivables in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers in the form of a legal sale certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding"), a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers in the form of a legal sale, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to unrelated transferees (i.e., multi-seller banks and asset-backed commercial paper conduits). Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits are generally financed with the sale of highly-rated commercial paper.
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
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. The maturity date for the Company's Securitization Facility is January 24, 2028.
A roll forward of the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Allowance for credit losses beginning of period	$133,757	$180,163
Provision for credit losses	30,661	25,342
Write-offs	(24,650)	(19,532)
Recoveries	1,533	3,093
Impact of foreign currency	4,943	(4,179)
Allowance for credit losses end of period	$146,244	$184,887
The provision for credit losses increased during the three months ended March 31, 2025 versus the comparable prior period primarily due to growth of the business, as credit loss expense as a percentage of spend was consistent with the comparable prior period. Write-offs include fully reserved receivables against the allowance.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Overnight deposits	$147,803	$—	$147,803	$—
Money market	366,688	—	366,688	—
Certificates of deposit	235,831	—	235,831	—
Treasury bills	357,497	—	357,497	—
Interest rate swaps	8,892	—	8,892	—
Cross-currency interest rate swaps	24,260	—	24,260	—
Foreign exchange contracts	631,789	—	631,789	—
Total assets	$1,772,760	$—	$1,772,760	$—
Cash collateral for foreign exchange contracts	$38,330
Liabilities:
Interest rate swaps	$21,263	$—	$21,263	$—
Cross-currency interest rate swaps	50,608	—	50,608	—
Foreign exchange contracts	532,833	—	532,833	—
Total liabilities	$604,704	$—	$604,704	$—
Cash collateral obligation for foreign exchange contracts	$545,658

December 31, 2024
Assets:
Overnight deposits	$140,359	$—	$140,359	$—
Money market	320,289	—	320,289	—
Certificates of deposit	273,082	—	273,082	—
Treasury bills	550,514	—	550,514	—
Interest rate swaps	19,765	—	19,765	—
Cross-currency interest rate swaps	30,530		30,530
Foreign exchange contracts	833,695	—	833,695	—
Total assets	$2,168,234	$—	$2,168,234	$—
Cash collateral for foreign exchange contracts	$34,994
Liabilities:
Interest rate swaps	$9,861	$—	$9,861	$—
Cross-currency interest rate swap	5,220	—	5,220	—
Foreign exchange contracts	724,296	—	724,296	—
Total liabilities	$739,377	$—	$739,377	$—
Cash collateral obligation for foreign exchange contracts	$718,143
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. The valuation techniques and inputs used to estimate the fair value of the Company's Level 2 assets and liabilities are consistent with those used at December 31, 2024. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for March 31, 2025 and December 31, 2024.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $62.7 million and $60.1 million at March 31, 2025 and December 31, 2024, respectively.
4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase up to $9.1 billion of its common stock from time to time until February 4, 2026.

During the three months ended March 31, 2025, the Company repurchased 157,234 shares for an aggregate purchase price of $58.7 million. Since the beginning of the Program through March 31, 2025, 33,247,914 shares have been repurchased for an aggregate purchase price of $7.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$5,314	$6,119
Restricted stock	13,052	18,860
Stock-based compensation	$18,366	$24,979
The tax benefits recorded on stock-based compensation and upon the exercises of options were $16.1 million and $15.0 million for the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of March 31, 2025 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$35,911	1.82
Restricted stock	44,323	0.99
Total	$80,234
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the three months ended March 31, 2025 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2024	2,484	$191.97	1,760	$171.95		$364,092
Granted	71	377.31			$97.59
Exercised	(213)	147.87				$48,360
Forfeited	(8)	264.26
Outstanding at March 31, 2025	2,334	$201.37	1,719	$181.24		$345,890
Expected to vest as of March 31, 2025	615	$257.69
The aggregate intrinsic value of stock options exercisable at March 31, 2025 was $287.9 million. The weighted average remaining contractual term of options exercisable at March 31, 2025 was 3.4 years.

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the three months ended March 31, 2025 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	460	$260.23
Granted	67	357.70
Issued	(233)	249.83
Cancelled	(27)	267.01
Outstanding at March 31, 2025	267	$293.35
6. Acquisitions
2025 Acquisition
In February 2025, the Company acquired 100% of Gringo, a leading Brazil-based vehicle registration and compliance payment company, for approximately $153.7 million, net of cash and cash equivalents acquired of approximately $10.2 million. Immediately prior to the acquisition, the Company infused capital equal to the purchase price into Zapay, one of the Company's less than wholly owned subsidiaries, in order for Zapay to complete the acquisition of Gringo. As a result of the capital infusion by the Company, the Company's controlling interest in Zapay increased to approximately 86%. This transaction, which was accounted for separately from the business acquisition, was recorded as an equity transaction. The Company financed the acquisition using available cash. Results from the Gringo acquisition have been included in the Company's Vehicle Payments segment from the date of acquisition.
The Gringo acquisition was accounted for as a business combination. Acquisition accounting is preliminary for the Gringo acquisition as the Company is still completing the valuation of intangible assets, income taxes, working capital and contingencies. As the Gringo acquisition occurred near the end of the first quarter of 2025, the Company preliminarily allocated the excess of the purchase price of the acquisition over the estimated assets acquired and liabilities assumed to goodwill and customer relationship intangible assets on a provisional basis, based on historical valuation outcomes. None of the goodwill attributable to the acquisition of Gringo is expected to be deductible for tax purposes.
The following table summarizes the preliminary acquisition accounting for the Gringo acquisition noted above (in thousands):

Trade and other receivables	$9,168
Prepaid expenses and other current assets	4,284
Other long term assets	847
Goodwill	116,718
Intangibles	44,532
Accounts payable	(1,200)
Other current liabilities	(5,036)
Other noncurrent liabilities	(15,594)
Total consideration paid	$153,719
2024 Acquisitions
In March 2024, the Company acquired 70% of the outstanding stock of Zapay, a Brazil-based digital consumer mobility solution for paying vehicle-related taxes and compliance fees, for approximately $59.5 million, net of cash. As part of the agreement, the Company has the right to acquire the remainder of Zapay in four years from the acquisition date. The majority investment in Zapay further scales the Company's Vehicle Payments business in Brazil. The Company recorded goodwill of approximately $73.3 million representing the strategic benefits of the majority investment in Zapay. None of the goodwill attributable to the acquisition of Zapay is expected to be deductible for tax purposes.
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

In December 2024, the Company acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $576.2 million, net of cash and cash equivalents and restricted cash acquired of $190.7 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. As the Company acquired a single member LLC, the acquisition allowed for all U.S. assets to be stepped-up to fair value at the acquisition date and goodwill to be deductible for federal income tax purposes. The Company preliminarily recorded goodwill of approximately $332.9 million representing the strategic benefits of the acquisition of GPS, which further scales the Company's cross-border solution. All of the goodwill attributable to the acquisition of GPS is expected to be deductible for tax purposes.
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
All of the 2024 acquisitions are accounted for as business combinations. Acquisition accounting for Zapay was completed during the first quarter of 2025 as the measurement period closed. Acquisition accounting for Paymerang and GPS is still preliminary. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates and certain useful life assumptions, (ii) compiling and reviewing customer deposits records, (iii) finalizing the Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities, (iv) finalizing the Company's review of certain working capital accounts acquired, and (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency. There were no material measurement period adjustments recorded during the first quarter of 2025 related to the 2024 acquisitions.
The following table summarizes the acquisition accounting for the 2024 business acquisitions noted above (in thousands):

Trade and other receivables	$22,898
Prepaid expenses and other current assets	72,394
Other long term assets	40,909
Goodwill	714,255
Intangibles	585,902
Accounts payable	(55,504)
Other current liabilities	(463,627)
Other noncurrent liabilities	(99,463)
Total fair value of net assets acquired	$817,764
Less: Noncontrolling interest	(29,437)
Total consideration paid	$788,327
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,938
Trade names and trademarks - other	2 to 5	12,200
Proprietary technology	4 to 5	23,485
Customer and vendor relationships	2 to 20	536,279
		$585,902
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2024	Acquisitions[1]	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2025
Goodwill	$5,984,667	$116,718	$3,706	$86,596	$6,191,687
1 Reflects the recognition of preliminary goodwill assigned to the Vehicle Payments segment related to the Gringo acquisition completed by the Company during the three months ended March 31, 2025.

At March 31, 2025, the Company's goodwill is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024.
As of March 31, 2025 and December 31, 2024, other intangibles consisted of the following (in thousands):

		March 31, 2025			December 31, 2024
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.7	$3,558,587	$(1,706,292)	$1,852,295	$3,476,642	$(1,624,079)	$1,852,563
Trade names and trademarks—indefinite lived	N/A	419,810	—	419,810	410,391	—	410,391
Trade names and trademarks—other	2.7	66,195	(15,592)	50,603	66,047	(13,055)	52,992
Software	5.8	310,159	(253,889)	56,270	306,296	(245,038)	61,258
Non-compete agreements	3.7	51,508	(22,930)	28,578	52,412	(19,174)	33,238
Total other intangibles		$4,406,259	$(1,998,703)	$2,407,556	$4,311,788	$(1,901,346)	$2,410,442
N/A = Not Applicable
Changes in foreign exchange rates resulted in a $22.3 million increase to the net carrying values of other intangibles in the three months ended March 31, 2025. Amortization expense related to intangible assets for the three months ended March 31, 2025 and 2024 was $63.7 million and $55.8 million, respectively.
The future estimated amortization of intangible assets at March 31, 2025 is as follows (in thousands):

Remaining 2025	$176,658
2026	222,771
2027	211,340
2028	200,840
2029	184,567
Thereafter	991,570
8. Debt
The Company is party to a $8.25 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement includes a Term Loan A, a Term Loan B and a revolving credit facility. As noted in footnote 2, the Company is also party to the Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	March 31, 2025	December 31, 2024
Term Loan A note payable, net of discounts	$3,041,985	$3,083,037
Term Loan B note payable, net of discounts	3,064,000	2,327,174
Revolving line of credit facilities	596,000	1,262,000
Other obligations	418	869
Total notes payable, credit agreements and other obligations	6,702,403	6,673,080
Securitization Facility	1,469,000	1,323,000
Total debt	$8,171,403	$7,996,080
Current portion	$2,254,918	$2,769,974
Long-term portion	5,916,485	5,226,106
Total debt	$8,171,403	$7,996,080

On February 20, 2025, the Company entered into the sixteenth amendment to the Credit Agreement. The amendment increased the Term Loan B commitments by $750 million. The Company primarily used the Term Loan B proceeds to pay down existing borrowings under the revolving credit facility. The maturity dates and the interest rates for the revolving credit facility, Term Loan A commitments and Term Loan B commitments were unchanged by this amendment.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at March 31, 2025.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at March 31, 2025 were as follows (in thousands):

Remaining 2025	$744,294
2026	197,140
2027	2,786,203
2028	2,996,342
Thereafter	—
Total principal payments	6,723,979
Less: debt discounts and issuance costs included in debt	(21,576)
Total notes payable, credit agreements and other obligations	$6,702,403
9. Income Taxes
The Company's effective tax rate was 25.5% and 24.7% for the three months ended March 31, 2025 and 2024, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding taxes on interest income from intercompany notes.
10. Earnings Per Share
The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three months ended March 31, 2025 and 2024 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Corpay	$243,233	$229,769
Denominator for basic earnings per share	70,316	71,769
Dilutive securities	1,242	1,776
Denominator for diluted earnings per share	71,558	73,545
Basic earnings per share attributable to Corpay	$3.46	$3.20
Diluted earnings per share attributable to Corpay	$3.40	$3.12
Diluted earnings per share attributable to Corpay for the three months ended March 31, 2025 and 2024 excludes the effect of 0.1 million and 0.3 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share attributable to Corpay also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended March 31, 2025 and 2024.

11. Segments
The Company’s segment results are as follows for the three month periods ended March 31, 2025 and 2024 (in thousands)*:

	Three Months Ended March 31, 2025[1]
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$487,110	$352,659	$110,224	$55,674	$1,005,667
Expenses:
Processing	89,750	77,572	29,978	24,544	221,844
Selling	45,900	51,955	7,460	2,242	107,557
General and administrative	73,964	57,067	16,667	9,261	156,959
Depreciation	16,898	6,345	3,726	1,428	28,397
Amortization	30,377	23,814	9,098	502	63,791
Other operating, net	(5)	—	—	—	(5)
Operating income	$230,226	$135,906	$43,295	$17,697	427,124
Other expenses:
Other expense, net					4,095
Interest expense, net					93,922
Loss on early extinguishment of debt					1,596
Total other expenses					99,613
Income before income taxes					$327,511

	Three Months Ended March 31, 2025
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$30,678	$7,580	$4,729	$1,784	$44,771
Long-lived assets (excluding goodwill and investments)	$275,576	$71,733	$37,266	$16,948	$401,523

	Three Months Ended March 31, 2024[2]
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$494,061	$265,396	$111,295	$64,499	$935,251
Expenses:
Processing	94,053	55,369	29,181	28,808	207,411
Selling	42,987	41,849	6,167	3,185	94,188
General and administrative	80,909	42,488	17,025	10,840	151,262
Depreciation	17,712	6,937	2,837	1,445	28,931
Amortization	32,609	13,866	8,793	561	55,829
Other operating, net	96	176	16	4	292
Operating income	$225,695	$104,711	$47,276	$19,656	397,338
Other expenses:
Other expense, net					2,960
Interest expense, net					89,088
Total other expenses					92,048
Income before income taxes					$305,290

	Three Months Ended March 31, 2024
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$28,195	$7,276	$4,826	$896	$41,193
Long-lived assets (excluding goodwill and investments)	$251,879	$57,974	$27,559	$14,419	$351,831
*Columns may not calculate due to rounding. Other includes our Gift and Payroll card operating segments.
1 Results from Gringo acquired in the first quarter of 2025 are reported in the Vehicle Payments segment from the date of acquisition.
2 Results from Zapay acquired in the first quarter of 2024 are reported in the Vehicle Payments segment from the date of acquisition.
3 Total assets for each reportable segment are not presented as the CODM does not evaluate performance or allocate resources based on segment assets.
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
Derivative Lawsuits
On July 10, 2017, a shareholder derivative complaint was filed against the Company and certain of the Company’s directors and officers in the United States District Court for the Northern District of Georgia ("Federal Derivative Action") seeking recovery from the Company. The District Court dismissed the Federal Derivative Action on October 21, 2020 and the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal on July 27, 2022, ending the lawsuit. A similar derivative lawsuit that had been filed on January 9, 2019 in the Superior Court of Gwinnett County, Georgia (“State Derivative Action”) was likewise dismissed on October 31, 2022.
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
On April 1, 2025, the Court granted defendants’ motion to dismiss the consolidated lawsuit. To date, plaintiffs have not filed an appeal.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $103.1 billion and $93.0 billion as of March 31, 2025 and December 31, 2024. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,095.8	$996.8	$631.8	$532.8

	December 31, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,406.7	$1,297.3	$833.7	$724.3
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, the Company had received collateral of $38.3 million and $35.0 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At March 31, 2025 and December 31, 2024, the Company had posted collateral of $545.7 million and $718.1 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2025 and December 31, 2024 (in millions):

		March 31, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$464.2	$630.2
Derivative Assets	Other assets	$167.6	$203.5
Derivative Liabilities	Other current liabilities	$374.1	$538.6
Derivative Liabilities	Other noncurrent liabilities	$158.7	$185.7

Cash Flow Hedges
As of March 31, 2025, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	4.01%	7/31/2025
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $3.9 million and $12.7 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the three months ended March 31, 2025 and 2024, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2025 and December 31, 2024 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		March 31, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$4.8	$9.7
Swap contracts	Other assets	$4.1	$10.0
Swap contracts	Other current liabilities	$10.8	$3.9
Swap contracts	Other noncurrent liabilities	$10.5	$6.0
As of March 31, 2025, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings within the next 12 months is approximately $3.5 million.
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
At March 31, 2025, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.35%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $5.9 million and $2.0 million in interest expense, net for the three months ended March 31, 2025 and 2024, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2025 and December 31, 2024 (in millions).

		March 31, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$24.3	$22.6
Net investment hedge	Other assets	$—	$8.0
Net investment hedge	Other noncurrent liabilities	$50.6	$5.2
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
As of March 31, 2025, the estimated net amount of the existing gains related to the Company's cross-currency interest rate swaps designated as net investment hedges that are expected to be reclassified into earnings within the next 12 months is approximately $24.3 million.
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2024	$(1,749,040)	$35,044	$(1,713,996)
Other comprehensive income (loss) before reclassifications	149,113	(55,453)	93,660
Amounts reclassified from AOCL	—	(3,908)	(3,908)
Tax effect	—	18,242	18,242
Other comprehensive income (loss), net of tax	149,113	(41,119)	107,994
Balance at March 31, 2025	$(1,599,927)	$(6,075)	$(1,606,002)

	March 31, 2024
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income Attributable to Corpay
Balance at December 31, 2023	$(1,258,282)	$(30,817)	$(1,289,099)
Other comprehensive (loss) income before reclassifications	(95,870)	72,951	(22,919)
Amounts reclassified from AOCL	—	(12,688)	(12,688)
Tax effect	—	(16,141)	(16,141)
Other comprehensive (loss) income, net of tax	(95,870)	44,122	(51,748)
Balance at March 31, 2024	$(1,354,152)	$13,305	$(1,340,847)
Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the tables above, for the three months ended March 31, 2025 and 2024 consisted of foreign currency translation gains of $5.1 million and foreign currency translation losses of $0.2 million, respectively.
15. Subsequent Events
Strategic Partnership
In April 2025, the Company expanded its long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also includes an investment in the Company's Cross-Border business with Mastercard acquiring a 2.8% interest in the Cross-Border business for $300 million. For six months starting on July 1, 2027 (subject to extension if investment closing is delayed), Mastercard will have the right to sell its interest back to the Company. If Mastercard does not exercise that right, for four months starting on April 1, 2028 (subject to extension if investment closing is delayed), the Company will have a reciprocal repurchase right. In each case, the purchase price is the amount of invested capital plus 8% per annum, compounded annually. The investment into the Company’s Cross-Border business is expected to close during the second half of 2025.
Minority Investment
In May 2025, the Company and TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction is expected to close in the fourth quarter of 2025, subject to regulatory approvals, AvidXchange shareholder approval and other standard closing conditions.
The Company invested approximately $550 million for approximately 34% of the equity in the limited partnership for an approximately $1.9 billion enterprise valuation. The partnership will utilize approximately $450 million of debt financing to consummate the transaction. TPG will hold approximately 57% of the equity, and the management team of AvidXchange will hold the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after closing of the AvidXchange acquisition, the Company will have the right to acquire all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If, in fact, we achieve our business plan, then this could represent an attractive valuation. If the Company does not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, the Company will guarantee a return to its partners, subject to certain limitations, of approximately 1.6 times invested capital. The partnership will ultimately need to sell AvidXchange in 2029 for an approximately similar valuation as today’s acquisition price to avoid the requirement to pay any minimum return payment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2024. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.
The following discussion and analysis of our financial condition and results of operations generally discusses the three months ended March 31, 2025 and 2024, with period-over-period comparisons between these periods. A detailed discussion of 2024 items and period-over-period comparisons between the three months ended March 31, 2024 and 2023 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Executive Overview
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
Impact of Economic Environment on Our Business
Some of the countries where we operate, and other countries where we will seek to operate, have undergone significant political, economic and social change and events in recent periods. Adverse global macroeconomic conditions, including but not limited to recessions or economic downturns, inflation, changing interest rates, currency fluctuations, economic sanctions (including tariffs), regional or domestic hostilities and the prospect or occurrence of more widespread conflicts, a slowdown of global trade, or reduced consumer spending, could have a material adverse impact on our business, results of operations and financial condition.
We are actively monitoring the changes and events and assessing the impact on our business. The extent, severity, duration and outcome of market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Measures such as sanctions and tariffs may adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations. We cannot predict the scope of macroeconomic factors because these measures are complex and evolving. Any such disruptions may also magnify the impact of other risks described in our Annual Report on Form 10-K.

Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three months ended March 31, 2025 and 2024, (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2025	2024
Revenues, net	$1,005.7	$935.3
Net income attributable to Corpay	$243.2	$229.8
Net income per diluted share attributable to Corpay	$3.40	$3.12

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA, adjusted EBITDA, and adjusted EBITDA margin for the three months ended March 31, 2025 and 2024 (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2025	2024
Adjusted net income attributable to Corpay	$322.9	$301.3
Adjusted net income per diluted share attributable to Corpay	$4.51	$4.10
EBITDA	$519.3	$482.4
Adjusted EBITDA	$555.4	$516.6
Adjusted EBITDA margin	55.2%	55.2%

Adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA, adjusted EBITDA and adjusted EBITDA margin are supplemental non-GAAP financial measures of operating performance. See the heading entitled "Management’s Use of Non-GAAP Financial Measures" for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We use adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA, adjusted EBITDA and adjusted EBITDA margin to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance and are not, and should not be viewed as, a substitute for GAAP measures, and should be viewed in conjunction with our GAAP financial measures.

Sources of Revenue
Corpay offers a variety of payment solutions that simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 200 countries around the world today, although we operate primarily in three geographies, with 81% of our revenues generated in the U.S., Brazil and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as consumers.
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
Revenues, net, by Segment. For the three months ended March 31, 2025 and 2024, our segments generated the following revenues, net (in millions).

	Three Months Ended March 31,
(Unaudited)	2025		2024
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$487.1	48%	$494.1	53%
Corporate Payments	352.7	35%	265.4	28%
Lodging Payments	110.2	11%	111.3	12%
Other	55.7	6%	64.5	7%
Consolidated revenues, net	$1,005.7	100%	$935.3	100%
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
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. Revenues from risk management products and foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market. In our cross-border payments business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-border payments business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Our performance obligation in our foreign exchange payment services is providing a foreign currency payment to a customer's designated recipient and therefore, we recognize revenue when the underlying payment is made. We also generate float revenue earned on invested customer funds in jurisdictions where permitted.
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

Revenues, net, by Geography. Revenues, net by geography for the three months ended March 31, 2025 and 2024, were as follows (in millions):

	Three Months Ended March 31,
(Unaudited)	2025		2024
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$507.2	50%	$481.7	52%
Brazil	162.6	16%	148.8	16%
United Kingdom	146.0	15%	128.9	14%
Other	189.9	19%	175.8	19%
Consolidated revenues, net	$1,005.7	100%	$935.3	100%
*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation, which is based on the geographic location of the legal entity.
Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended March 31, 2025 and 2024, were as follows (in millions except revenues, net per key performance indicator)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended March 31,				Three Months Ended March 31,
(Unaudited)	2025	2024	Change	% Change	2025	2024	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$487.1	$494.1	$(7.0)	(1)%	$532.0	$493.5	$38.5	8%
'- Transactions	213.0	199.7	13.3	7%	213.0	201.0	12.0	6%
'- Revenues, net per transaction	$2.29	$2.47	$(0.19)	(8)%	$2.50	$2.46	$0.04	2%
'- Tag transactions[3]	22.9	21.3	1.6	8%	22.9	21.3	1.6	8%
'- Parking transactions	65.1	60.9	4.2	NM	65.1	60.9	4.2	7%
'- Fleet transactions	109.7	107.6	2.2	2%	109.7	107.6	2.2	2%
'- Other transactions	15.3	9.9	5.4	54%	15.3	11.2	4.1	36%
CORPORATE PAYMENTS
'- Revenues, net	$352.7	$265.4	$87.3	33%	$358.0	$301.7	$56.4	19%
'- Spend volume	$50,688	$36,819	$13,869	38%	$50,688	$42,757	$7,931	19%
'- Revenue, net per spend $	0.70%	0.72%	(0.03)%	(3)%	0.71%	0.71%	—%	—%
LODGING PAYMENTS
'- Revenues, net	$110.2	$111.3	$(1.1)	(1)%	$110.6	$111.3	$(0.7)	(1)%
'- Room nights	9.8	8.2	1.5	19%	9.8	8.2	1.5	19%
'- Revenues, net per room night	$11.26	$13.51	$(2.25)	(17)%	$11.30	$13.51	$(2.21)	(16)%
OTHER[1]
'- Revenues, net	$55.7	$64.5	$(8.8)	(14)%	$56.2	$64.5	$(8.3)	(13)%
'- Transactions	422.0	375.2	46.8	12%	422.0	375.2	46.8	12%
'- Revenues, net per transaction	$0.13	$0.17	$(0.04)	(23)%	$0.13	$0.17	$(0.04)	(23)%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$1,005.7	$935.3	$70.4	8%	$1,056.8	$970.9	$85.8	9%

[1] Other includes Gift and Payroll Card operating segments.
[2] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[3] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for 2025 is 7.6 million.
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
•General and administrative—Our general and administrative expenses include compensation and related expenses (including stock-based compensation and bonuses) for our employees, finance and accounting, information technology, human resources, legal and other administrative personnel. Also included are facilities expenses, third-party professional services fees, travel and entertainment expenses and other corporate-level expenses.
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
•Other expense, net—Our other expense, net includes gains or losses from the following: sales of assets or businesses, foreign currency transactions, extinguishment of debt and investments. This category also includes other miscellaneous non-operating costs and revenue. Certain of these items may be presented separately on the Consolidated Statements of Income.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, and New Zealand dollar, relative to the U.S. dollar. Approximately 50% and 52% of our revenue in the three months ended March 31, 2025 and 2024, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.

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
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% of revenues, net were directly impacted by changes in fuel price in both the three months ended March 31, 2025 and 2024. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 4% and 5% of revenues, net were directly impacted by fuel price spreads in the three months ended March 31, 2025 and 2024, respectively. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 27, 2023, the U.S. Federal Open Market Committee increased the target federal funds rate eleven times for a total rate increase of 5.25% and on September 18, 2024, November 7, 2024 and December 18, 2024, lowered the target federal funds rate by 0.50%, 0.25% and 0.25%, respectively. Additional rate changes are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of March 31, 2025, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which introduce a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of March 31, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2024 and January 1, 2025, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We will continue to closely monitor regulatory developments to assess potential impacts.
Acquisitions, Investments and Dispositions
2025
•In February 2025, we acquired 100% of Gringo, a leading Brazil-based vehicle registration and compliance payment company, for approximately $153.7 million, net of cash of approximately $10.2 million. Immediately prior to the acquisition, the Company infused capital equal to the purchase price into Zapay, one of the Company's less than wholly owned subsidiaries, in order for Zapay to complete the acquisition of Gringo. As a result of the capital infusion by the Company, the Company's controlling interest in Zapay increased to approximately 86%. This transaction, which was accounted for separately from the business acquisition, was recorded as an equity transaction. Gringo's digital app and national network help drivers in Brazil pay vehicle taxes, registration and fines. Results from Gringo are reported in our Vehicle Payments segment.
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
•In December 2024, the Company acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $576.2 million, net of cash and cash equivalents acquired of $190.7 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. Results from GPS are reported in our Corporate Payments segment.
•In December 2024, we disposed of our merchant solutions business for $185.5 million, net of cash disposed. Results from our merchant services solution business were previously included in our Vehicle Payments segment.
•During the year ended December 31, 2024, the Company also completed asset acquisitions for approximately $6.7 million.

Results of Operations
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
The following table sets forth selected unaudited consolidated statements of income for the three months ended March 31, 2025 and 2024 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2025	% of Total Revenues, net	Three Months Ended March 31, 2024	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$487.1	48.4%	$494.1	52.8%	$(7.0)	(1.4)%
Corporate Payments	352.7	35.1%	265.4	28.4%	87.3	32.9%
Lodging Payments	110.2	11.0%	111.3	11.9%	(1.1)	(1.0)%
Other	55.7	5.5%	64.5	6.9%	(8.8)	(13.7)%
Total revenues, net	1,005.7	100.0%	935.3	100.0%	70.4	7.5%
Consolidated operating expenses:
Processing	221.8	22.1%	207.4	22.2%	14.4	7.0%
Selling	107.6	10.7%	94.2	10.1%	13.4	14.2%
General and administrative	157.0	15.6%	151.3	16.2%	5.7	3.8%
Depreciation and amortization	92.2	9.2%	84.8	9.1%	7.4	8.8%
Other operating, net	—	—%	0.3	—%	(0.3)	NM
Operating income	427.1	42.5%	397.3	42.5%	29.8	7.5%
Other expense, net	4.1	0.4%	3.0	0.3%	1.1	38.3%
Interest expense, net	93.9	9.3%	89.1	9.5%	4.8	5.4%
Loss on extinguishment of debt	1.6	0.2%	—	—%	1.6	NM
Provision for income taxes	83.6	8.3%	75.5	8.1%	8.1	10.8%
Net income	243.9	24.3%	229.8	24.6%	14.1	6.1%
Less: Net income attributable to noncontrolling interest	0.6	0.1%	—	—%	0.6	NM
Net income attributable to Corpay	$243.2	24.2%	$229.8	24.6%	$13.5	5.9%

Operating income by segment:
Vehicle Payments	$230.2		$225.7		$4.5	2.0%
Corporate Payments	135.9		104.7		31.2	29.8%
Lodging Payments	43.3		47.3		(4.0)	(8.5)%
Other	17.7		19.7		(2.0)	(10.2)%
Total operating income	$427.1		$397.3		$29.8	7.5%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,005.7 million in the three months ended March 31, 2025, an increase of 7.5% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 9%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 5% from acquisitions completed in 2024 and 2025. This growth was partially offset by the negative impact of the macroeconomic environment and approximately $9 million from the disposition of our merchant solutions business in December 2024.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $51 million on our consolidated revenues for the three months ended March 31, 2025 over the comparable period in 2024. This negative impact was driven primarily by unfavorable foreign exchange rates of approximately

$42 million mostly in our Brazil business and the unfavorable impact of fuel price spreads of approximately $6 million and unfavorable fuel prices of approximately $3 million.
Consolidated operating expenses
Processing. Processing expenses were $221.8 million in the three months ended March 31, 2025, an increase of 7.0% compared to the prior period. Increases in processing expenses were primarily due to approximately $16 million of expenses related to acquisitions completed in 2024 and 2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth and higher bad debt of approximately $7 million. The increases were partially offset by the impact of foreign exchange rates of approximately $10 million and the impact of the disposition of our merchant solutions business of approximately $5 million.
Selling. Selling expenses were $107.6 million in the three months ended March 31, 2025, an increase of 14.2% from the prior period. Increases in selling expenses were primarily due to increased commissions from higher sales volume and approximately $9 million of expenses related to acquisitions completed in 2024 and 2025. These increases were partially offset by the impact of foreign exchange rates of approximately $4 million.
General and administrative. General and administrative expenses were $157.0 million in the three months ended March 31, 2025, an increase of 3.8% from the prior period. The increase in general and administrative expenses was primarily due to approximately $7 million of expenses related to acquisitions completed in 2024 and 2025. These increases were partially offset by the impact of foreign exchange rates of approximately $3 million.
Depreciation and amortization. Depreciation and amortization expenses were $92.2 million in the three months ended March 31, 2025, an increase of 8.8% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and $7 million of expenses related to acquisitions completed in 2024 and 2025. These increases were partially offset by the favorable impact of foreign exchange rates of approximately $3 million.
Consolidated operating income
Consolidated operating income was $427.1 million in the three months ended March 31, 2025, an increase of 7.5% compared to the prior period due to the reasons discussed above.
Other expense, net. Other expense, net was $4.1 million in the three months ended March 31, 2025 primarily due to the loss realized on a cash flow hedge associated with foreign currency movements related to our acquisition of Gringo during the first quarter of 2025.
Interest expense, net. Interest expense, net was $93.9 million in the three months ended March 31, 2025, an increase of $4.8 million from the prior period. The increase in net interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates and higher interest income due to higher deposit balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended March 31,
(Unaudited)	2025	2024
Term Loan A	5.81%	6.81%
Term Loan B	6.08%	7.19%
Revolving line of credit A & B (USD)	5.81%	6.76%
Revolving line of credit B (GBP)	—%	6.60%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended March 31, 2025, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense of $9.8 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $83.6 million and 25.5%, respectively, for the three months ended March 31, 2025, compared to $75.5 million and 24.7%, respectively, for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding taxes on interest income from intercompany notes. The effective tax rate increase for the three months ended March 31, 2025 was driven primarily by the mix of earnings.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $243.2 million, or 5.9%, from the prior period, during the three months ended March 31, 2025.

Segment Results
Vehicle Payments
Vehicle Payments revenues were $487.1 million in the three months ended March 31, 2025, a decrease of 1.4% from the prior period. Vehicle Payments revenues decreased primarily due to unfavorable changes in foreign exchange rates on revenue of $36 million, the disposition of our merchant solutions business in December 2024, which lowered revenue by approximately $9 million, the unfavorable impact of fuel price spreads of approximately $6 million and unfavorable fuel prices of approximately $3 million. These decreases were partially offset by organic revenue growth of 8% and new sales growth in our international markets and the impact of our acquisitions, which contributed approximately $9 million.
Vehicle Payments operating income was $230.2 million, an increase of 2.0% from the prior period. Vehicle Payments operating income and margin increased in the three months ended March 31, 2025 primarily due to organic revenue growth and the impact of our acquisitions discussed above, partially offset by the unfavorable macroeconomic environment and the impact of the disposition of our merchant solutions business, which resulted in lower operating income of approximately $5 million.
Corporate Payments
Corporate Payments revenues were $352.7 million in the three months ended March 31, 2025, an increase of 32.9% from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 19%, driven by 19% growth in spend volume, strong new sales in our payables and cross-border solutions and the impact of our acquisitions, which contributed approximately $36 million in revenues.
Corporate Payments operating income was $135.9 million in the three months ended March 31, 2025, an increase of 29.8% from the prior period. Corporate Payments operating income and margin increased primarily due to organic revenue growth, operating leverage and integration synergies, as revenues grew faster than expenses and the impact of our acquisitions, partially offset by higher selling expenses incurred to grow the business.
Lodging Payments
Lodging Payments revenues were $110.2 million in the three months ended March 31, 2025, a decrease of 1.0% from the prior period. The decrease in Lodging Payments revenues was primarily due to continued weakness in the airline solution, offset by room night volume increases in the workforce solution.
Lodging Payments operating income was $43.3 million in the three months ended March 31, 2025, a decrease of 8.5% from the prior period. Lodging Payments operating income and margin declined due to the reasons discussed above.
Other
Other revenues were $55.7 million in the three months ended March 31, 2025, a decrease of 13.7% from the prior period, due to lower volume in our payroll card business and timing of transactions in our gift business.
Other operating income was $17.7 million in the three months ended March 31, 2025, a decrease of 10% from the prior period, primarily due to the reasons discussed above.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility, Securitization Facility and other facilities (each discussed below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for at least the next 12 months and into the foreseeable future, based on our current assumptions. At March 31, 2025, we had approximately $2.8 billion in total liquidity, consisting of approximately $1.2 billion available under our Credit Facility (defined below) and unrestricted cash of $1.6 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging Payments business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2025, we had no additional liquidity under our Securitization Facility.

We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the three month periods ended March 31, 2025 and 2024 (in millions).

	Three Months Ended March 31,
(Unaudited)	2025	2024
Net cash (used in) provided by operating activities	$(74.2)	$350.2
Net cash used in investing activities	$(183.9)	$(102.3)
Net cash provided by (used) in financing activities	$142.3	$(158.6)
Operating activities. Net cash used in operating activities was $74.2 million in the three months ended March 31, 2025, compared to net cash provided by operating activities of $350.2 million in the comparable prior period. This change in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash used in investing activities was $183.9 million in the three months ended March 31, 2025 compared to $102.3 million in the comparable prior period. The increase in cash used for investing activities was primarily due to incremental spending on acquisitions completed in 2025 over the comparable period in 2024. Additionally, our capital expenditures were $44.8 million in the three months ended March 31, 2025, an increase of $3.6 million, or 9%, from $41.2 million in the comparable prior period due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash provided by financing activities was $142.3 million in the three months ended March 31, 2025 compared to net cash used in financing activities of $158.6 million in the comparable prior period. This change in financing cash flows was primarily due to (i) a decrease in outflows for repurchases of common stock of $230.1 million in 2025 over the comparable period in 2024 and (ii) an increase in net borrowings on our Credit Facility and Securitization Facility of $138.7 million in 2025 versus 2024.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $8.3 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.8 billion, a Term Loan A facility in the amount of $3.3 billion and a Term Loan B facility in the amount of $3.2 billion. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.3 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and a sublimit for swing line loans. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is June 24, 2027. The Term Loan B has a maturity date of April 30, 2028.
On February 20, 2025, we entered into the sixteenth amendment to the Credit Agreement. The amendment increased the Term Loan B commitments by $750 million. We primarily used the Term Loan B proceeds to pay down existing borrowings under the revolving credit facility. The maturity dates and the interest rates for the revolving credit facility, Term Loan A and Term Loan B commitments were unchanged by this amendment.
At March 31, 2025, the interest rate on the Term Loan A was 5.80%, the interest rate on the Term Loan B was 6.07%, and the interest rate on the Revolving A and B facilities (USD borrowings) was 5.80%. The unused credit facility fee was 0.25% at March 31, 2025.
At March 31, 2025, we had $3.0 billion in borrowings outstanding on the Term Loan A, net of discounts and debt issuance costs, $3.1 billion in borrowings outstanding on the Term A and B, net of discounts and debt issuance costs and $0.6 billion outstanding on the revolving facilities. We have unamortized debt issuance costs of $3.1 million related to the revolving facilities as of March 31, 2025 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $21.6 million related to our Term Loans at March 31, 2025 recorded in notes payable and other obligations, net of current portion within the Unaudited Consolidated Balance Sheets.
During the three months ended March 31, 2025, we made borrowings of $750.0 million on the Term Loans, principal payments of $49.3 million on the Term Loans and net payments of $666.0 million on the revolving facilities.
As of March 31, 2025, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.

Securitization Facility
We are party to a $1.8 billion receivables purchase agreement among Corpay Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. The Securitization Facility matures on January 24, 2028. At March 31, 2025, the interest rate on the Securitization Facility was 5.31%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of March 31, 2025.
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
We have four uncommitted overdraft facilities with a combined capacity of $205.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus either 1% or 1.25% or (b) SOFR plus 1.25%. As of March 31, 2025, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of February 20, 2026. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of March 31, 2025, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of March 31, 2025, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
Our cash flow hedges resulted in a $3.9 million reduction in interest expense, net during the three months ended March 31, 2025.
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
At March 31, 2025, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.350%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $5.9 million in interest expense, net for the three months ended March 31, 2025 related to these excluded components.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase up to $9.1 billion of our common stock from time to time until February 4, 2026. Since the beginning of the Program through March 31, 2025, 33,247,914 shares have been repurchased for an aggregate purchase price of $7.9 billion, leaving us up to $1.2 billion of remaining authorization available under the Program for future repurchases of shares of our common stock.
Under the Program, any stock repurchases may be made at times and in such amounts as deemed appropriate by management. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements and any additional constraints related to material inside information we may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt.
Strategic Partnership
In April 2025, we expanded our long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also includes an investment in our Cross-Border business with Mastercard acquiring a 2.8% interest in the Cross-Border business for $300 million. For six months starting on July 1, 2027 (subject to extension if investment closing is delayed), Mastercard will have the right to sell its interest back to us. If Mastercard does not exercise that right, for four months starting on April 1, 2028 (subject to extension if investment closing is delayed), we will have a reciprocal repurchase right. In each case, the purchase price is the amount of invested capital plus 8% per annum, compounded annually. The investment into our Cross-Border business is expected to close during the second half of 2025.
Minority Investment
In May 2025, the Company and TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction is expected to close in the fourth quarter of 2025, subject to regulatory approvals, AvidXchange shareholder approval and other standard closing conditions.

We invested approximately $550 million for approximately 34% of the equity in the limited partnership for an approximately $1.9 billion enterprise valuation. The partnership will utilize approximately $450 million of debt financing to consummate the transaction. TPG will hold approximately 57% of the equity, and the management team of AvidXchange will hold the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after closing of the AvidXchange acquisition, we will have the right to acquire all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If, in fact, we achieve our business plan, then this could represent an attractive valuation. If we do not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we will guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital. The partnership will ultimately need to sell AvidXchange in 2029 for an approximately similar valuation as today’s acquisition price to avoid the requirement to pay any minimum return payment.
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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2025, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the -year ended December 31, 2024. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Management’s Use of Non-GAAP Financial Measures
We have included in the discussion above certain financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP and discuss the reasons that we believe this information is useful to management and may be useful to investors. Because our non-GAAP financial measures are not standardized measures, they may not be directly comparable with the non-GAAP financial measures of other companies using the same or similar non-GAAP financial measures. Although management uses these non-GAAP measures to set goals and measure performance, they have no standardized meaning prescribed by GAAP. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance. These non-GAAP measures are not, and should not be viewed as, a substitute for GAAP measures and should be viewed in conjunction with our GAAP financial statements and financial measures. As a result, such non-GAAP measures have limits in their usefulness to investors.
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

	Revenues, net		Key Performance Metric
	Three Months Ended March 31, 2025		Three Months Ended March 31, 2025
(Unaudited)	2025	2024	2025	2024
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$532.0	$493.5	213.0	201.0
Impact of acquisitions/dispositions	—	0.6	—	(1.3)
Impact of fuel prices/spread	(8.7)	—	—	—
Impact of foreign exchange rates	(36.2)	—	—	—
As reported	$487.1	$494.1	213.0	199.7
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$358.0	$301.7	$50,688	$42,757
Impact of acquisitions/dispositions	—	(36.3)	—	(5,938)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(5.3)	—	—	—
As reported	$352.7	$265.4	$50,688	$36,819
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$110.6	$111.3	9.8	8.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.4)	—	—	—
As reported	$110.2	$111.3	9.8	8.2
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$56.2	$64.5	422.0	375.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.5)	—	—	—
As reported	$55.7	$64.5	422.0	375.2

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$1,056.8	$970.9	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(35.7)
Impact of fuel prices/spread[2]	(8.7)	—
Impact of foreign exchange rates[2]	(42.4)	—
As reported	$1,005.7	$935.3

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect the negative impact of movements in foreign exchange rates of approximately $42 million, negative fuel price spreads of approximately $6 million and approximately $3 million negative impact from fuel prices.

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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2025	2024
Net income attributable to Corpay	$243,233	$229,769
Net income per diluted share attributable to Corpay	$3.40	$3.12
Stock-based compensation	18,366	24,979
Amortization[1]	66,066	57,858
Loss on extinguishment of debt	1,596	—
Integration and deal related costs	11,389	4,235
Restructuring and related costs[2]	2,800	4,382
Other[2]	7,092	3,612
Total pre-tax adjustments	107,309	95,066
Income taxes[3]	(27,616)	(23,515)
Adjusted net income attributable to Corpay	$322,926	$301,320
Adjusted net income per diluted share attributable to Corpay	$4.51	$4.10
Diluted shares	71,558	73,545

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes losses and gains on foreign currency transactions, certain legal expenses, amortization expense attributable to the Company's noncontrolling interest, taxes associated with stock-based compensation programs and a loss on an economic hedge of a foreign-denominated purchase price of an acquisition.

[3] Represents provision for income taxes of pre-tax adjustments
*Columns may not calculate due to rounding.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other (income) expense, net, depreciation and amortization, loss on extinguishment of debt, goodwill impairment, investment loss/gain and other operating, net. Adjusted EBITDA is defined as EBITDA further adjusted for stock-based compensation expense and other one-time items including certain legal expenses, restructuring costs and integration and deal related costs. Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue.

The following table reconciles EBITDA, adjusted EBITDA and adjusted EBITDA margin to net income (in millions)*:

	Three Months Ended March 31,
(Unaudited)	2025	2024
Net income from operations	$243.9	$229.8
Provision for income taxes	83.6	75.5
Interest expense, net	93.9	89.1
Other (income) expense, net	4.1	3.0
Depreciation and amortization	92.2	84.8
Loss on extinguishment of debt	1.6	—
Other operating, net	—	0.3
EBITDA	$519.3	$482.4

Stock-based compensation	18.4	25.0
Other addbacks[1]	17.7	9.2
Adjusted EBITDA	$555.4	$516.6

Revenues, net	$1,005.7	$935.3
Adjusted EBITDA margin	55.2%	55.2%

[1] Includes certain legal expenses, restructuring costs and integration and deal related costs
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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 27, 2025, many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement.
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
•the impact of changes in global tariff and trade policies and potential retaliatory actions by affected countries;
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
•our ability to remediate material weaknesses and the ongoing effectiveness of internal control over financial reporting; and
•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the Securities and Exchange Commission (SEC) under the Exchange Act and Securities Act. See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 27, 2025.
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
As of March 31, 2025, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are not designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified the following material weakness in internal controls:
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
As a result of the material weakness identified, the Company is updating its internal control over financial reporting as discussed in its remediation plan updated below.
Remediation Update
(1) Our management continues to implement measures to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively. The remediation actions include: (i) enhancing the information technology compliance oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of internal controls, with a focus on those related to user access over information technology systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to enhance the information evidencing the performance of ITGCs; (iv) developing enhanced integration functionality and controls related to the ongoing implementation of user access information technology system; (v) enhancing the information technology management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhancing quarterly reporting on the remediation measures to the Audit Committee of the Board.

We believe that these actions will remediate the material weakness. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except for the remediation described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, Corpay, Inc. and its subsidiaries, (the Company) is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas and matters relating to compliance with laws and regulations (collectively, "legal proceedings"). Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
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
On April 1, 2025, the Court granted defendants’ motion to dismiss the consolidated lawsuit. To date, plaintiffs have not filed an appeal.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed under the caption "Item 1A. Risk factors" to our annual report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Securities
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2026. On November 5, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $9.1 billion. Since the beginning of the Program through March 31, 2025, 33,247,914 shares have been repurchased for an aggregate purchase price of $7.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
The following table presents information as of March 31, 2025, with respect to purchases of common stock of the Company made during the three months ended March 31, 2025 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2025 through January 31, 2025	12,594	$375.85	—
February 1, 2025 through February 28, 2025	126,425	$374.67	—
March 1, 2025 through March 31, 2025	18,215	$363.24	—	$1,216,681

[1] During the quarter ended March 31, 2025, pursuant to our Stock Incentive Plan, we withheld 157,234 shares, at an average price per share of $373.44, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

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

10.1
Thirteenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated January 24, 2025 by and among by and among FleetCor Funding LLC, Corpay Technologies Operating Company, LLC, Corpay, Inc., PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties thereto (incorporated by reference to Exhibit 10.67 to the Registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 27, 2025)

10.2
Sixteenth Amendment to the Credit Agreement, dated as of February 20, 2025 among Corpay Technologies Operating Company, LLC, as the Company, Corpay, Inc., as the Parent, Cambridge Mercantile Corp. (U.S.A.) as the additional borrower, Bank of America, N.A., as administrative agent and the foreign swing line lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.68 to the Registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 27, 2025)

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

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 12, 2025.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Alissa B. Vickery	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Alissa B. Vickery