Form 10-Q
period 2025-06-30
CORPAY, INC.
filed 2025-08-07
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 8/4/2025
Common Stock, $0.001 par value	70,614,383

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three and Six Months Ended June 30, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,192,849	$1,553,642
Restricted cash	3,338,509	2,902,703
Accounts and other receivables (less allowance for credit losses of $155,847 at June 30, 2025 and $133,757 at December 31, 2024)	2,601,292	2,090,500
Securitized accounts receivable—restricted for securitization investors	1,639,000	1,323,000
Prepaid expenses and other current assets	987,593	806,024
Total current assets	10,759,243	8,675,869
Property and equipment, net	434,319	377,705
Goodwill	6,334,018	5,984,667
Other intangibles, net	2,372,305	2,410,442
Investments	58,319	60,088
Other assets	477,022	448,260
Total assets	$20,435,226	$17,957,031
Liabilities and equity
Current liabilities:
Accounts payable	$1,974,528	$1,570,426
Accrued expenses	450,207	444,938
Customer deposits	4,143,205	3,266,126
Securitization facility	1,639,000	1,323,000
Current portion of notes payable and lines of credit	609,617	1,446,974
Other current liabilities	823,212	656,417
Total current liabilities	9,639,769	8,707,881
Notes payable and other obligations, less current portion	5,869,083	5,226,106
Deferred income taxes	379,240	439,176
Other noncurrent liabilities	579,955	437,879
Total noncurrent liabilities	6,828,278	6,103,161
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 132,115,444 shares issued and 70,610,228 shares outstanding at June 30, 2025; and 131,425,669 shares issued and 70,170,016 shares outstanding at December 31, 2024	132	131
Additional paid-in capital	3,902,867	3,811,131
Retained earnings	9,723,806	9,196,405
Accumulated other comprehensive loss	(1,436,386)	(1,713,996)
Less treasury stock, 61,505,216 shares at June 30, 2025 and 61,255,653 shares at December 31, 2024	(8,261,846)	(8,171,329)
Total Corpay stockholders’ equity	3,928,573	3,122,342
Noncontrolling interest	38,606	23,647
Total equity	3,967,179	3,145,989
Total liabilities and equity	$20,435,226	$17,957,031

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$1,102,030	$975,710	$2,107,697	$1,910,961
Expenses:
Processing	238,517	209,199	460,361	416,610
Selling	115,777	95,044	223,334	189,232
General and administrative	176,994	153,777	333,953	305,039
Depreciation and amortization	91,350	84,342	183,538	169,102
Other operating, net	2	9	(3)	301
Operating income	479,390	433,339	906,514	830,677
Other expenses:
Other (income) expense, net	(10,572)	4,460	(6,477)	7,420
Interest expense, net	96,872	94,677	190,794	183,765
Loss on extinguishment of debt	—	—	1,596	—
Total other expenses, net	86,300	99,137	185,913	191,185
Income before income taxes	393,090	334,202	720,601	639,492
Provision for income taxes	109,012	82,539	192,648	158,026
Net income	284,078	251,663	527,953	481,466
Less: Net (loss) income attributable to noncontrolling interest	(90)	38	552	72
Net income attributable to Corpay	$284,168	$251,625	$527,401	$481,394
Earnings per share:
Basic earnings per share attributable to Corpay	$4.03	$3.59	$7.49	$6.79
Diluted earnings per share attributable to Corpay	$3.98	$3.52	$7.38	$6.64
Weighted average shares outstanding:
Basic shares	70,546	70,107	70,432	70,934
Diluted shares	71,429	71,497	71,494	72,516

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$284,078	$251,663	$527,953	$481,466
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	271,331	(161,834)	424,941	(257,946)
Net change in derivative contracts, net of tax	(103,265)	697	(144,384)	44,819
Total other comprehensive income (loss), net of tax	168,066	(161,137)	280,557	(213,127)
Total comprehensive income	452,144	90,526	808,510	268,339
Comprehensive (loss) income attributable to noncontrolling interest	(1,640)	(2,961)	3,500	(3,169)
Comprehensive income attributable to Corpay	$453,784	$93,487	$805,010	$271,508
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$131	$3,811,131	$9,196,405	$(1,713,996)	$(8,171,329)	$3,122,342	$23,647	$3,145,989
Net income	—	—	243,233	—	—	243,233	642	243,875
Other comprehensive income, net of tax	—	—	—	107,994	—	107,994	4,497	112,491
Change in controlling interest	—	(11,460)	—	—	—	(11,460)	11,460	—
Acquisition of common stock	—	—	—	—	(58,718)	(58,718)	—	(58,718)
Stock-based compensation	—	18,366	—	—	—	18,366	—	18,366
Issuance of common stock	1	32,078	—	—	—	32,079	—	32,079
Balance at March 31, 2025	$132	$3,850,115	$9,439,638	$(1,606,002)	$(8,230,047)	$3,453,836	$40,246	$3,494,082
Net income	—	—	284,168	—	—	284,168	(90)	284,078
Other comprehensive income, net of tax	—	—	—	169,616	—	169,616	(1,550)	168,066
Acquisition of common stock	—	—	—	—	(31,799)	(31,799)	—	(31,799)
Stock-based compensation	—	28,868	—	—	—	28,868	—	28,868
Issuance of common stock	—	23,884	—	—	—	23,884	—	23,884
Balance at June 30, 2025	$132	$3,902,867	$9,723,806	$(1,436,386)	$(8,261,846)	$3,928,573	$38,606	$3,967,179

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$129	$3,266,185	$8,192,659	$(1,289,099)	$(6,887,515)	$3,282,359	$—	$3,282,359
Net income	—	—	229,769	—	—	229,769	34	229,803
Other comprehensive loss, net of tax	—	—	—	(51,748)	—	(51,748)	(242)	(51,990)
Acquisition of noncontrolling interest	—	—	—	—	—	—	28,057	28,057
Acquisition of common stock	—	—	—	—	(321,776)	(321,776)	—	(321,776)
Stock-based compensation	—	24,979	—	—	—	24,979	—	24,979
Issuance of common stock	1	90,837	—	—	—	90,838	—	90,838
Balance at March 31, 2024	$130	$3,382,001	$8,422,428	$(1,340,847)	$(7,209,291)	$3,254,421	$27,849	$3,282,270
Net income	—	—	251,625	—	—	251,625	38	251,663
Other comprehensive loss, net of tax	—	—	—	(158,138)	—	(158,138)	(2,999)	(161,137)
Acquisition of common stock	—	—	—	—	(633,714)	(633,714)	—	(633,714)
Stock-based compensation	—	27,108	—	—	—	27,108	—	27,108
Issuance of common stock	—	9,403	—	—	—	9,403	—	9,403
Balance at June 30, 2024	$130	$3,418,512	$8,674,053	$(1,498,985)	$(7,843,005)	$2,750,705	$24,888	$2,775,593

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$527,953	$481,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,177	58,443
Stock-based compensation	47,234	52,087
Provision for credit losses on accounts and other receivables	62,162	53,485
Amortization of deferred financing costs and discounts	4,842	4,080
Amortization of intangible assets and premium on receivables	125,361	110,659
Loss on extinguishment of debt	1,596	—
Deferred income taxes	(25,499)	(9,675)
Other non-cash operating (income) expense, net	(8,700)	98
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(740,361)	(497,284)
Prepaid expenses and other current assets	(35,197)	(76,983)
Derivative assets and liabilities, net	(43,775)	5,224
Other assets	20,903	(18,313)
Accounts payable, accrued expenses and customer deposits	1,071,400	727,818
Net cash provided by operating activities	1,066,096	891,105
Investing activities
Acquisitions, net of cash acquired	(154,648)	(59,871)
Purchases of property and equipment	(97,407)	(85,289)
Proceeds from sale of cost method investment	14,843	—
Other	14,572	(1,453)
Net cash used in investing activities	(222,640)	(146,613)
Financing activities
Proceeds from issuance of common stock	55,962	100,241
Repurchase of common stock	(90,877)	(947,074)
Borrowings on securitization facility, net	316,000	102,000
Deferred financing costs	(10,827)	(3,176)
Proceeds from notes payable	750,000	325,000
Principal payments on notes payable	(98,570)	(51,063)
Borrowings from revolver	4,490,000	4,153,000
Payments on revolver	(5,357,000)	(3,811,000)
Borrowing (payments) on swing line of credit, net	24,000	(109,247)
Other	(333)	2,081
Net cash provided by (used in) financing activities	78,355	(239,238)
Effect of foreign currency exchange rates on cash	153,202	(99,493)
Net increase in cash and cash equivalents and restricted cash	1,075,013	405,761
Cash and cash equivalents and restricted cash, beginning of period	4,456,345	3,141,535
Cash and cash equivalents and restricted cash, end of period	$5,531,358	$3,547,296
Supplemental cash flow information
Cash paid for interest	$238,796	$237,912
Cash paid for income taxes	$261,987	$185,333

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2025
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of June 30, 2025 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains and losses, which are recorded within Other expense, net in the Unaudited Consolidated Statements of Income, for the three and six months ended June 30, 2025 and 2024 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange (gains) losses	$(1.0)	$3.9	$2.7	$7.0
The Company recorded foreign currency losses and gains on long-term intra-entity transactions included as a component of foreign currency translation gains (losses), net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency losses on long-term intra-entity transactions	$83.3	$68.4	$111.0	$80.8
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to amounts within the Unaudited Consolidated Statements of Cash Flows (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$2,192,849	$1,553,642	$1,357,567	$1,389,648
Restricted cash	3,338,509	2,902,703	2,189,729	1,751,887
Total cash and cash equivalents and restricted cash	$5,531,358	$4,456,345	$3,547,296	$3,141,535
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
Revenue
The Company's revenue is generally reported net of the cost for underlying products and services purchased through its payment solutions. In this report, the Company refers to this net revenue as "revenue". Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 85% of total consolidated revenues, net, for the six months ended June 30, 2025 and 2024. In its cross-border business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 8% of total consolidated revenues for the six months ended June 30, 2025 and 2024. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables". Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% of total consolidated revenues, net for the six months ended June 30, 2025 and 2024. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% of consolidated revenues, net for the six months ended June 30, 2025 and 2024.
Disaggregation of Revenues
Revenues, net by segment for the three and six months ended June 30, 2025 and 2024 was as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended June 30,				Six Months Ended June 30,
	2025	%	2024	%	2025	%	2024	%
Vehicle Payments	$525.5	48%	$510.3	52%	$1,012.6	48%	$1,004.3	53%
Corporate Payments	391.9	36%	288.5	30%	744.6	35%	553.9	29%
Lodging Payments	119.8	11%	122.4	13%	230.0	11%	233.7	12%
Other	64.8	6%	54.6	6%	120.5	6%	119.1	6%
Consolidated revenues, net	$1,102.0	100%	$975.7	100%	$2,107.7	100%	$1,911.0	100%

*Columns may not calculate due to rounding.

Revenue by geography for the three and six months ended June 30, 2025 and 2024 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2025	%	2024	%	2025	%	2024	%
United States	$541.4	49%	$507.0	52%	$1,048.7	50%	$988.6	52%
Brazil	170.3	15%	149.6	15%	332.8	16%	298.4	16%
United Kingdom	148.2	13%	133.1	14%	294.2	14%	262.1	14%
Other	242.2	22%	186.0	19%	432.0	20%	361.9	19%
Consolidated revenues, net	$1,102.0	100%	$975.7	100%	$2,107.7	100%	$1,911.0	100%

*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation, which is based on the geographic location of the legal entity.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $35.9 million and $39.0 million as of June 30, 2025 and December 31, 2024, respectively. We expect to recognize approximately $27.8 million of these amounts in revenues within 12 months and the remaining $8.1 million over the next five years as of June 30, 2025. Revenue recognized in the six months ended June 30, 2025 that was included in the deferred revenue contract liability as of December 31, 2024 was approximately $20.7 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counterparty level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025			December 31, 2024
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$7,998.3	$(7,795.7)	$202.6	$2,305.6	$(2,131.8)	$173.8
Liabilities
Accounts Payable	$8,042.0	$(7,795.7)	$246.3	$2,218.3	$(2,131.8)	$86.5
Reclassifications
During the year ended December 31, 2024, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Segment disclosures for the prior year period herein have been modified to conform with the new Accounting Standards Updates ("ASU") disclosure requirements.
Recent Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.

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
2. Accounts and Other Receivables
The Company's accounts receivable and securitized accounts receivable include the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Gross domestic accounts receivable	$1,116,741	$945,714
Gross domestic securitized accounts receivable	1,639,000	1,323,000
Gross foreign receivables	1,640,398	1,278,543
Total gross receivables	4,396,139	3,547,257
Less allowance for credit losses	(155,847)	(133,757)
Net accounts and securitized accounts receivables	$4,240,292	$3,413,500
The Company maintains a $1.8 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity and other customer receivables in the U.S. Pursuant to the terms of the Securitization Facility, the Company transfers in the form of a legal sale certain of its domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding"), a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers in the form of a legal sale, without recourse, on a revolving basis, an undivided ownership interest in this pool of accounts receivable to unrelated transferees (i.e., multi-seller banks and asset-backed commercial paper conduits). Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits may be financed with the sale of highly-rated commercial paper.
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
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. The maturity date for the Company's Securitization Facility is the earlier of January 24, 2028 or the first maturity date of any loan under the Company's Credit Agreement, which is June 24, 2027.
A roll forward of the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

	2025	2024
Allowance for credit losses beginning of period	$133,757	$180,163
Provision for credit losses	62,162	53,485
Write-offs	(55,724)	(85,262)
Recoveries	3,927	6,470
Impact of foreign currency	11,725	(15,518)
Allowance for credit losses end of period	$155,847	$139,338
The provision for credit losses increased during the six months ended June 30, 2025 versus the comparable prior period primarily due to growth of the business, as credit loss expense as a percentage of spend was consistent with the comparable prior period. Write-offs include receivables for which a full allowance was previously provided.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets:
Overnight deposits	$158,968	$—	$158,968	$—
Money market	275,224	—	275,224	—
Certificates of deposit	295,225	—	295,225	—
Treasury bills	342,137	—	342,137	—
Interest rate swaps	4,548	—	4,548	—
Cross-currency interest rate swaps	13,361	—	13,361	—
Foreign exchange contracts	968,727	—	968,727	—
Total assets	$2,058,190	$—	$2,058,190	$—
Cash collateral for foreign exchange contracts	$65,351
Liabilities:
Interest rate swaps	$25,260	$—	$25,260	$—
Cross-currency interest rate swaps	168,459	—	168,459	—
Foreign exchange contracts	815,553	—	815,553	—
Total liabilities	$1,009,272	$—	$1,009,272	$—
Cash collateral obligation for foreign exchange contracts	$622,766

December 31, 2024
Assets:
Overnight deposits	$140,359	$—	$140,359	$—
Money market	320,289	—	320,289	—
Certificates of deposit	273,082	—	273,082	—
Treasury bills	550,514	—	550,514	—
Interest rate swaps	19,765	—	19,765	—
Cross-currency interest rate swaps	30,530	—	30,530	—
Foreign exchange contracts	833,695	—	833,695	—
Total assets	$2,168,234	$—	$2,168,234	$—
Cash collateral for foreign exchange contracts	$34,994
Liabilities:
Interest rate swaps	$9,861	$—	$9,861	$—
Cross-currency interest rate swap	5,220	—	5,220	—
Foreign exchange contracts	724,296	—	724,296	—
Total liabilities	$739,377	$—	$739,377	$—
Cash collateral obligation for foreign exchange contracts	$718,143
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. The valuation techniques and inputs used to estimate the fair value of the Company's Level 2 assets and liabilities are consistent with those used at December 31, 2024. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for June 30, 2025 and December 31, 2024.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $58.3 million and $60.1 million at June 30, 2025 and December 31, 2024, respectively.
4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase up to $9.1 billion of its common stock from time to time until February 4, 2026.

During the six months ended June 30, 2025, the Company repurchased 249,563 shares for an aggregate purchase price of $90.5 million. Since the beginning of the Program through June 30, 2025, 33,340,243 shares have been repurchased for an aggregate purchase price of $7.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$6,955	$5,123	$12,269	$11,242
Restricted stock	21,913	21,985	34,965	40,845
Stock-based compensation	$28,868	$27,108	$47,234	$52,087
The tax benefits recorded on stock-based compensation and upon the exercises of options were $25.9 million and $18.4 million for the six months ended June 30, 2025 and 2024, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of June 30, 2025 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$35,911	1.66
Restricted stock	69,363	1.03
Total	$105,274
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the six months ended June 30, 2025 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2024	2,484	$191.97	1,760	$171.95		$364,092
Granted	179	334.98			$93.52
Exercised	(374)	148.60				$80,756
Forfeited	(45)	233.65
Outstanding at June 30, 2025	2,244	$209.78	1,574	$185.53		$277,718
Expected to vest as of June 30, 2025	669	$266.83
The aggregate intrinsic value of stock options exercisable at June 30, 2025 was $230.3 million. The weighted average remaining contractual term of options exercisable at June 30, 2025 was 3.2 years.

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the six months ended June 30, 2025 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	460	$260.23
Granted	67	323.11
Issued	(234)	256.04
Cancelled	(27)	266.22
Outstanding at June 30, 2025	266	$304.42
6. Acquisitions and Investments
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
The Gringo acquisition was accounted for as a business combination. The related acquisition accounting is preliminary as the Company is still completing the valuation of intangible assets, income taxes, working capital and contingencies. None of the goodwill attributable to the acquisition of Gringo is expected to be deductible for tax purposes. Noncompete agreements signed in conjunction with this acquisition were accounted for separately from the business acquisition.
The following table summarizes the preliminary acquisition accounting for the Gringo acquisition noted above (in thousands):

Trade and other receivables	$9,168
Prepaid expenses and other current assets	4,284
Other long term assets	847
Goodwill	122,362
Intangibles	34,537
Accounts payable	(1,200)
Other current liabilities	(5,036)
Other noncurrent liabilities	(12,048)
Total consideration paid	$152,914
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,457
Proprietary technology	5	13,627
Customer and vendor relationships	2 to 20	7,453
		$34,537

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
The Company expects to invest approximately $550 million for approximately 34% of the equity in the limited partnership with TPG for an enterprise valuation of approximately $1.9 billion. The partnership will utilize approximately $450 million of debt financing to consummate the transaction. TPG will hold approximately 56% of the equity, and the management team of AvidXchange will hold the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after the closing of the AvidXchange acquisition, the Company will have the right to acquire all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If the Company does not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, the Company will guarantee a return to its partners, subject to certain limitations, of approximately 1.6 times invested capital (the minimum return payment). The partnership will ultimately need to sell AvidXchange in 2029 for an approximately similar valuation as today’s acquisition price to avoid the requirement to pay any minimum return.
2024 Acquisitions
In March 2024, the Company acquired 70% of the outstanding stock of Zapay, a Brazil-based digital consumer mobility solution for paying vehicle-related taxes and compliance fees, for approximately $59.5 million, net of cash. As part of the agreement, the Company has the right to acquire the remainder of Zapay in four years from the acquisition date. The majority investment in Zapay further scales the Company's Vehicle Payments business in Brazil. The Company recorded goodwill of approximately $73.3 million representing the strategic benefits of the majority investment in Zapay. None of the goodwill attributable to the acquisition of Zapay is deductible for tax purposes.
In July 2024, the Company acquired 100% of the stock of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $179.2 million, net of cash and cash equivalents and restricted cash acquired of $309 million. The Company preliminarily recorded goodwill of approximately $303.9 million representing the strategic benefits of the acquisition, which expands Corpay's presence in several markets, including education, healthcare, hospitality and manufacturing. None of the goodwill attributable to the acquisition of Paymerang is expected to be deductible for tax purposes.
In December 2024, the Company acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $577.1 million, net of cash and cash equivalents and restricted cash acquired of $190.7 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. As the Company acquired a single member LLC, the acquisition allowed for all U.S. assets to be stepped-up to fair value at the acquisition date and goodwill to be deductible for federal income tax purposes. The Company preliminarily recorded goodwill of approximately $335.2 million representing the strategic benefits of the acquisition of GPS, which further scales the Company's cross-border solution. All of the goodwill attributable to the acquisition of GPS is expected to be deductible for tax purposes.
The aggregate consideration paid for these acquisitions was approximately $815.9 million, net of cash and cash equivalents and restricted cash of $509.0 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition. Results from the Zapay acquisition have been included in the Company's Vehicle Payments segment and the results of both Paymerang and GPS have been included in the Company's Corporate Payments segment. In connection with certain of the 2024 acquisitions, the Company signed noncompete agreements valued at approximately $26.6 million, which were accounted for separately from the business acquisition and recorded within other intangibles, net in the Company’s Consolidated Balance Sheets.
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

There were no material measurement period adjustments recorded during the three and six months ended June 30, 2025 related to the 2024 acquisitions.
The following table summarizes the acquisition accounting for the 2024 business acquisitions noted above (in thousands):

Trade and other receivables	$22,898
Prepaid expenses and other current assets	72,394
Other long term assets	40,909
Goodwill	712,394
Intangibles	584,102
Accounts payable	(55,504)
Other current liabilities	(463,627)
Other noncurrent liabilities	(94,873)
Total fair value of net assets acquired	818,693
Less: Noncontrolling interest	(29,437)
Total consideration paid	$789,256
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,938
Trade names and trademarks - other	2 to 5	12,200
Proprietary technology	4 to 5	23,485
Customer and vendor relationships	2 to 20	534,479
		$584,102
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2024	Acquisitions[1]	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2025
Goodwill	$5,984,667	$122,362	$1,845	$225,144	$6,334,018
1 Reflects the recognition of preliminary goodwill assigned to the Vehicle Payments segment related to the Gringo acquisition completed by the Company during the six months ended June 30, 2025.
At June 30, 2025, the Company's goodwill is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024.
As of June 30, 2025 and December 31, 2024, other intangibles consisted of the following (in thousands):

		June 30, 2025			December 31, 2024
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.7	$3,579,274	$(1,797,596)	$1,781,678	$3,476,642	$(1,624,079)	$1,852,563
Trade names and trademarks—indefinite lived	N/A	443,703	—	443,703	410,391	—	410,391
Trade names and trademarks—other	2.6	68,121	(18,664)	49,457	66,047	(13,055)	52,992
Software	5.8	330,699	(263,944)	66,755	306,296	(245,038)	61,258
Non-compete agreements	3.8	58,577	(27,865)	30,712	52,412	(19,174)	33,238
Total other intangibles		$4,480,374	$(2,108,069)	$2,372,305	$4,311,788	$(1,901,346)	$2,410,442
N/A = Not Applicable
Changes in foreign exchange rates resulted in a $59.6 million increase to the net carrying values of other intangibles in the six months ended June 30, 2025. Amortization expense related to intangible assets for the six months ended June 30, 2025 and 2024 was $125.3 million and $110.6 million, respectively.
The future estimated amortization of intangible assets at June 30, 2025 is as follows (in thousands):

Remaining 2025	$236,509
2026	221,808
2027	207,850
2028	195,611
2029	179,182
Thereafter	887,642
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
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	June 30, 2025	December 31, 2024
Term Loan A note payable, net of discounts	$3,000,926	$3,083,037
Term Loan B note payable, net of discounts	3,057,699	2,327,174
Revolving line of credit facilities	419,000	1,262,000
Other obligations	1,075	869
Total notes payable, credit agreements and other obligations	6,478,700	6,673,080
Securitization Facility	1,639,000	1,323,000
Total debt	$8,117,700	$7,996,080
Current portion	$2,248,617	$2,769,974
Long-term portion	5,869,083	5,226,106
Total debt	$8,117,700	$7,996,080
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

The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at June 30, 2025.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at June 30, 2025 were as follows (in thousands):

Remaining 2025	$518,674
2026	197,140
2027	2,786,203
2028	2,996,342
Thereafter	—
Total principal payments	6,498,359
Less: debt discounts and issuance costs included in debt	(19,659)
Total notes payable, credit agreements and other obligations	$6,478,700
9. Income Taxes
The Company's effective tax rate was 27.7% and 24.7% for the three months ended June 30, 2025 and 2024, respectively. The Company's effective tax rate was 26.7% and 24.7% for the six months ended June 30, 2025 and 2024, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three and six months ended June 30, 2025 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding tax-es on interest income from intercompany notes. For the three and six months ended June 30, 2025, the effective tax rate increased compared to the comparable prior year periods due to the mix of earnings, the adoption of Pillar Two legislation, which resulted in a global minimum tax at a rate of 15% that impacted two jurisdictions in which the Company operates, and due to new state apportionment rules resulting in the revaluation of deferreds in the current period.
10. Earnings Per Share
The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Corpay	$284,168	$251,625	$527,401	$481,394
Denominator for basic earnings per share	70,546	70,107	70,432	70,934
Dilutive securities	883	1,390	1,062	1,582
Denominator for diluted earnings per share	71,429	71,497	71,494	72,516
Basic earnings per share attributable to Corpay	$4.03	$3.59	$7.49	$6.79
Diluted earnings per share attributable to Corpay	$3.98	$3.52	$7.38	$6.64
Diluted earnings per share attributable to Corpay for the three months ended June 30, 2025 and 2024 excludes the effect of 0.3 million and 0.5 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive. Diluted earnings per share attributable to Corpay also excludes the effect of an immaterial amount of performance-based restricted stock for which the performance criteria have not yet been achieved for the three month periods ended June 30, 2025 and 2024.

11. Segments
The Company’s segment results are as follows for the three and six month periods ended June 30, 2025 and 2024 (in thousands)*:

	Three Months Ended June 30, 2025
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$525,525	$391,904	$119,790	$64,811	$1,102,030
Expenses:
Processing	98,944	77,456	30,520	31,597	238,517
Selling	47,901	56,515	8,175	3,186	115,777
General and administrative	82,519	66,135	18,559	9,781	176,994
Depreciation	17,219	7,515	3,784	1,262	29,780
Amortization	28,808	23,079	9,176	507	61,570
Other operating, net	2	—	—	—	2
Operating income	$250,131	$161,205	$49,576	$18,478	479,390
Other expenses:
Other (income) expense, net					(10,572)
Interest expense, net					96,872
Total other expenses					86,300
Income before income taxes					$393,090

	Three Months Ended June 30, 2025
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$34,917	$10,095	$5,107	$2,517	$52,636

	Six Months Ended June 30, 2025
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$1,012,635	$744,563	$230,015	$120,484	$2,107,697
Expenses:
Processing	188,694	155,028	60,498	56,141	460,361
Selling	93,801	108,470	15,635	5,428	223,334
General and administrative	156,483	123,202	35,226	19,042	333,953
Depreciation	34,116	13,859	7,510	2,691	58,176
Amortization	59,186	46,893	18,274	1,009	125,362
Other operating, net	(3)	—	—	—	(3)
Operating income	$480,357	$297,111	$92,871	$36,175	906,514
Other expenses:
Other (income) expense, net					(6,477)
Interest expense, net					190,794
Loss on early extinguishment of debt					1,596
Total other expenses					185,913
Income before income taxes					$720,601

	Six Months Ended June 30, 2025
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$65,595	$17,675	$9,836	$4,301	$97,407

	Three Months Ended June 30, 2024
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$510,278	$288,479	$122,377	$54,576	$975,710
Expenses:
Processing	94,241	59,796	28,847	26,315	209,199
Selling	45,101	41,307	6,732	1,904	95,044
General and administrative	79,137	46,123	18,442	10,075	153,777
Depreciation	17,633	7,336	3,188	1,356	29,513
Amortization	32,132	13,362	8,777	558	54,829
Other operating, net	9	—	—	—	9
Operating income	$242,025	$120,556	$56,391	$14,367	433,339
Other expenses:
Other expense, net					4,460
Interest expense, net					94,677
Total other expenses					99,137
Income before income taxes					$334,202

	Three Months Ended June 30, 2024
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$30,254	$7,581	$4,589	$1,673	$44,097

	Six Months Ended June 30, 2024
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$1,004,339	$553,875	$233,672	$119,075	$1,910,961
Expenses:
Processing	188,294	115,165	58,028	55,123	416,610
Selling	88,088	83,156	12,899	5,089	189,232
General and administrative	160,046	88,611	35,467	20,915	305,039
Depreciation	35,346	14,273	6,025	2,800	58,444
Amortization	64,741	27,228	17,570	1,119	110,658
Other operating, net	105	176	16	4	301
Operating income	$467,720	$225,267	$103,668	$34,022	830,677
Other expenses:
Other expense, net					7,420
Interest expense, net					183,765
Total other expenses					191,185
Income before income taxes					$639,492

	Six Months Ended June 30, 2024
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$58,448	$14,857	$9,415	$2,569	$85,289
*Columns may not calculate due to rounding. Other includes our Gift and Payroll Card operating segments.
1 Results from Gringo acquired in the first quarter of 2025 are reported in the Vehicle Payments segment from the date of acquisition.
2 Results from Zapay acquired in the first quarter of 2024 are reported in the Vehicle Payments segment from the date of acquisition.
3 Total assets for each reportable segment are not presented as the Chief Operating Decision Maker ("CODM") does not evaluate performance or allocate resources based on segment assets.
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
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of Gwinnett County, Georgia. The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects and making improper sales of stock. The complaint sought approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices and disgorgement of incentive pay and stock compensation. On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of FleetCor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, against Mr. Clarke and Mr. Dey in Gwinnett County, Georgia. On May 1, 2024, both pending derivative cases were transferred to the Fulton County Metro Atlanta Business Case Division and consolidated as In re Corpay, Inc. Shareholder Derivative Litigation, CAFN 2023CV383303 (consolidated with CAFN 2023CV381421). On July 10, 2024, the defendants filed a motion to dismiss the consolidated lawsuit. The defendants dispute the allegations in the consolidated derivative action and intend to vigorously defend against the claims.
On April 1, 2025, the Court granted defendants’ motion to dismiss the consolidated lawsuit. Plaintiffs did not appeal.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $110.6 billion and $93.0 billion as of June 30, 2025 and December 31, 2024. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,894.1	$1,741.0	$968.7	$815.6

	December 31, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,406.7	$1,297.3	$833.7	$724.3
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, the Company had received collateral of $65.4 million and $35.0 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At June 30, 2025 and December 31, 2024, the Company had posted collateral of $622.8 million and $718.1 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2025 and December 31, 2024 (in millions):

		June 30, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$730.9	$630.2
Derivative Assets	Other assets	$237.9	$203.5
Derivative Liabilities	Other current liabilities	$609.3	$538.6
Derivative Liabilities	Other noncurrent liabilities	$206.2	$185.7
Cash Flow Hedges
As of June 30, 2025, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	4.01%	7/31/2025
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the Secured Overnight Financing Rate ("SOFR") benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $7.8 million and $25.2 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the six months ended June 30, 2025 and 2024, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments which are also recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2025 and December 31, 2024 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		June 30, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$4.5	$9.7
Swap contracts	Other assets	$—	$10.0
Swap contracts	Other current liabilities	$10.6	$3.9
Swap contracts	Other noncurrent liabilities	$14.7	$6.0
As of June 30, 2025, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings as an increase to interest expense, net within the next 12 months is approximately $6.0 million.
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
At June 30, 2025, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.35%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $11.9 million and $5.1 million in interest expense, net for the six months ended June 30, 2025 and 2024, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2025 and December 31, 2024 (in millions).

		June 30, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$13.4	$22.6
Net investment hedge	Other assets	$—	$8.0
Net investment hedge	Other current liabilities	$59.1	$—
Net investment hedge	Other noncurrent liabilities	$109.3	$5.2
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
As of June 30, 2025, the estimated net amount of the existing benefit related to the Company's cross-currency interest rate swaps designated as net investment hedges that is expected to be reclassified into earnings as a reduction to interest expense, net within the next 12 months is approximately $23.2 million.
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

	June 30, 2025
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2024	$(1,749,040)	$35,044	$(1,713,996)
Other comprehensive income (loss) before reclassifications	421,994	(188,668)	233,326
Amounts reclassified from AOCL	—	(7,784)	(7,784)
Tax effect	—	52,068	52,068
Other comprehensive income (loss), net of tax	421,994	(144,384)	277,610
Balance at June 30, 2025	$(1,327,046)	$(109,340)	$(1,436,386)

	June 30, 2024
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2023	$(1,258,282)	$(30,817)	$(1,289,099)
Other comprehensive (loss) income before reclassifications	(254,705)	85,316	(169,389)
Amounts reclassified from AOCL	—	(25,238)	(25,238)
Tax effect	—	(15,259)	(15,259)
Other comprehensive (loss) income, net of tax	(254,705)	44,819	(209,886)
Balance at June 30, 2024	$(1,512,987)	$14,002	$(1,498,985)
Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the tables above, for the six months ended June 30, 2025 and 2024 consisted of foreign currency translation gains of $3.5 million and foreign currency translation losses of $3.2 million, respectively.

15. Subsequent Events
Acquisition
In July 2025, the Company announced pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers a firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha"). The acquisition is to be effected by means of a court-sanctioned scheme of arrangement (the "Scheme") under Part 26 of the UK Companies Act 2006. The acquisition values Alpha at an enterprise valuation of approximately $2.2 billion. Alpha is a leading provider of B2B cross border foreign exchange solutions to corporations and investment funds in the United Kingdom and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe.
The transaction is expected to close in the fourth quarter of 2025, subject to shareholder and regulatory approval, court approval of the Scheme and standard closing conditions and will be reflected in the Company's Corporate Payments segment. The Company expects to fund the acquisition through a combination of cash, debt, bank capital optimization and non-core divestitures.
On July 23, 2025, Corpay entered into a bridge term loan credit agreement with BOFA Securities, Inc., Barclays Bank PLC and JPMorgan Chase Bank, N.A., pursuant to which, among other things, those lenders have committed to provide debt financing, consisting of a £1.875 billion bridge facility (the “Bridge Facility”), to fund the cash consideration payable pursuant to the acquisition and to fund costs and expenses in connection with the acquisition. The obligation of the lenders to provide the financing contemplated by the Bridge Facility is subject to a number of customary conditions.
Cash Flow Hedges
In July 2025, the Company entered into two additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a total combined notional U.S. dollar value of $500 million to replace its previous interest rate swap derivative contracts with an equivalent notional value that matured on July 31, 2025. The maturity dates of the new interest rate swap contracts are January 31, 2029 and July 31, 2029.
Asset Divestiture
In July 2025, the Company announced the divestiture of one of its legacy lower growth private label fuel card portfolios. The Company expects to receive approximately $60 million in proceeds for the divestiture, which is expected to close in the fourth quarter of 2025. Revenues generated from the portfolio are included in the Company's Vehicle Payments segment.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and six months ended June 30, 2025 and 2024, with period-over-period comparisons between these periods. A detailed discussion of 2024 items and period-over-period comparisons between the three and six months ended June 30, 2024 and 2023 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
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
Businesses spend an estimated $145 trillion each year in transactions with other businesses. In many instances, businesses lack the proper tools to monitor what is being purchased and employ manual, paper-based, disparate processes and methods to both approve and make payments for their business-to-business ("B2B") purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions and more.
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

Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three and six months ended June 30, 2025 and 2024, (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Revenues, net	$1,102.0	$975.7	$2,107.7	$1,911.0
Net income attributable to Corpay	$284.2	$251.6	$527.4	$481.4
Net income per diluted share attributable to Corpay	$3.98	$3.52	$7.38	$6.64

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA, adjusted EBITDA, and adjusted EBITDA margin for the three and six months ended June 30, 2025 and 2024 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Adjusted net income attributable to Corpay	$366.4	$325.0	$689.3	$626.3
Adjusted net income per diluted share attributable to Corpay	$5.13	$4.55	$9.64	$8.64
EBITDA	$570.7	$517.7	$1,090.0	$1,000.1
Adjusted EBITDA	$620.6	$554.4	$1,176.0	$1,070.9
Adjusted EBITDA margin	56.3%	56.8%	55.8%	56.0%

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

Sources of Revenue
Corpay offers a variety of payment solutions that simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 200 countries around the world today, although we operate primarily in three geographies, with 80% of our revenues generated in the U.S., Brazil and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as consumers.
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
Revenues, net, by Segment. For the three and six months ended June 30, 2025 and 2024, our segments generated the following revenues, net (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2025		2024		2025		2024
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$525.5	48%	$510.3	52%	$1,012.6	48%	$1,004.3	53%
Corporate Payments	391.9	36%	288.5	30%	744.6	35%	553.9	29%
Lodging Payments	119.8	11%	122.4	13%	230.0	11%	233.7	12%
Other	64.8	6%	54.6	6%	120.5	6%	119.1	6%
Consolidated revenues, net	$1,102.0	100%	$975.7	100%	$2,107.7	100%	$1,911.0	100%
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
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. Revenues from risk management products and foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market. In our cross-border business, the majority of revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-border business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Our performance obligation in our foreign exchange payment services is providing a foreign currency payment to a customer's designated recipient and therefore, we recognize revenue when the underlying payment is made. We also generate float revenue earned on invested customer funds in jurisdictions where permitted.
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

Revenues, net, by Geography. Revenues, net by geography for the three and six months ended June 30, 2025 and 2024, were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2025		2024		2025		2024
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$541.4	49%	$507.0	52%	$1,048.7	50%	$988.6	52%
Brazil	170.3	15%	149.6	15%	332.8	16%	298.4	16%
United Kingdom	148.2	13%	133.1	14%	294.2	14%	262.1	14%
Other	242.2	22%	186.0	19%	432.0	20%	361.9	19%
Consolidated revenues, net	$1,102.0	100%	$975.7	100%	$2,107.7	100%	$1,911.0	100%
*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation, which is based on the geographic location of the legal entity.
Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended June 30, 2025 and 2024, were as follows (in millions except revenues, net per key performance indicator)*:

	As Reported				Pro Forma and Macro Adjusted[2]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2025	2024	Change	% Change	2025	2024	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$525.5	$510.3	$15.2	3%	$548.4	$504.2	$44.2	9%
'- Transactions	222.6	207.3	15.3	7%	222.6	207.9	14.7	7%
'- Revenues, net per transaction	$2.36	$2.46	$(0.10)	(4)%	$2.46	$2.42	$0.04	2%
'- Tag transactions[3]	22.8	21.4	1.4	7%	22.8	21.4	1.4	7%
'- Parking transactions	67.8	63.0	4.8	8%	67.8	63.0	4.8	8%
'- Fleet transactions	118.7	112.9	5.8	5%	118.7	113.5	5.2	5%
'- Other transactions	13.3	10.0	3.3	32%	13.3	10.0	3.3	32%
CORPORATE PAYMENTS
'- Revenues, net	$391.9	$288.5	$103.4	36%	$389.1	$330.6	$58.5	18%
'- Spend volume	$58,114	$42,878	$15,236	36%	$58,114	$48,701	$9,413	19%
'- Revenue, net per spend $	0.67%	0.67%	—%	—%	0.67%	0.68%	(0.01)%	(1)%
LODGING PAYMENTS
'- Revenues, net	$119.8	$122.4	$(2.6)	(2)%	$119.5	$122.4	$(2.9)	(2)%
'- Room nights	8.7	8.8	(0.1)	(1)%	8.7	8.8	(0.1)	(1)%
'- Revenues, net per room night	$13.84	$13.97	$(0.13)	(1)%	$13.80	$13.97	$(0.16)	(1)%
OTHER[1]
'- Revenues, net	$64.8	$54.6	$10.2	19%	$64.4	$54.6	$9.8	18%
'- Transactions	412.6	356.7	55.9	16%	412.6	356.7	55.9	16%
'- Revenues, net per transaction	$0.16	$0.15	$—	3%	$0.16	$0.15	$—	2%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$1,102.0	$975.8	$126.2	13%	$1,121.4	$1,011.8	$109.6	11%

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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, and New Zealand dollar, relative to the U.S. dollar. Approximately 50% and 52% of our revenue in the six months ended June 30, 2025 and 2024, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.

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
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% and 9% of revenues, net were directly impacted by changes in fuel price in both the six months ended June 30, 2025 and 2024, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 4% and 5% of revenues, net were directly impacted by fuel price spreads in the six months ended June 30, 2025 and 2024, respectively. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 27, 2023, the U.S. Federal Open Market Committee increased the target federal funds rate eleven times for a total rate increase of 5.25% and on September 18, 2024, November 7, 2024 and December 18, 2024, lowered the target federal funds rate by 0.50%, 0.25% and 0.25%, respectively. Additional rate changes are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of June 30, 2025, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which introduce a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of June 30, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2024 and January 1, 2025, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We will continue to closely monitor regulatory developments to assess potential impacts.
On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted in the U.S. The Act makes certain tax provisions from the 2017 Tax Cuts and Jobs Act permanent, introduces new tax provisions with varying effective dates, and rolls back certain incentives from the 2022 Inflation Reduction Act, among other provisions. We are in the process of evaluating the impact the Act could have on our financial position, results of operations and cash flows. All impacts from the Act will be reflected in future reporting periods.
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
•In April 2025, we expanded our long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also includes an investment in our Cross-Border business with Mastercard acquiring a 2.8% interest in the Cross-Border business for $300 million. For six months starting on July 1, 2027 (subject to extension if investment closing is delayed), Mastercard will have the right to sell its interest back to us. If Mastercard does not exercise that right, for four months starting on April 1, 2028 (subject to extension if investment closing is delayed), we will have a reciprocal repurchase right. In each case, the purchase price is the amount of invested capital plus 8% per annum, compounded annually. The investment into our Cross-Border business is expected to close during the second half of 2025.
•In May 2025, we along with TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction is expected to close in the fourth quarter of 2025, subject to regulatory approvals, AvidXchange shareholder approval and other standard closing conditions.

We expect to invest approximately $550 million for approximately 34% of the equity in the limited partnership for an approximately $1.9 billion enterprise valuation. The partnership will utilize approximately $450 million of debt financing to consummate the transaction. TPG will hold approximately 56% of the equity, and the management team of AvidXchange will hold the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after closing of the AvidXchange acquisition, we will have the right to acquire all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If, in fact, we achieve our business plan, then this could represent an attractive valuation. If we do not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we will guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital. The partnership will ultimately need to sell AvidXchange in 2029 for an approximately similar valuation as today’s acquisition price to avoid the requirement to pay any minimum return payment.
•In July 2025, we announced pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers a firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha"). The acquisition is to be effected by means of a court-sanctioned scheme (the "Scheme") of arrangement under Part 26 of the UK Companies Act 2006. The acquisition values Alpha at an enterprise valuation of approximately $2.2 billion. Alpha is a leading provider of B2B cross border foreign exchange solutions to corporations and investment funds in the United Kingdom and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe. The transaction is expected to close in the fourth quarter of 2025, subject to shareholder and regulatory approval, court approval of the Scheme and standard closing conditions and will be reflected in our Corporate Payments segment.
•In July 2025, we announced the divestiture of one of our legacy lower growth private label fuel card portfolios. We expect to receive approximately $60 million in proceeds for the divestiture, which is expected to close in the fourth quarter of 2025. Revenues generated from the portfolio are included in our Vehicle Payments segment.
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
•In December 2024, the Company acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $577.1 million, net of cash and cash equivalents acquired of $190.7 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. Results from GPS are reported in our Corporate Payments segment.
•In December 2024, we disposed of our merchant solutions business for $185.5 million, net of cash disposed. Results from our merchant services solution business were previously included in our Vehicle Payments segment.
•During the year ended December 31, 2024, the Company also completed asset acquisitions for approximately $6.7 million.

Results of Operations
Three months ended June 30, 2025 compared to the three months ended June 30, 2024
The following table sets forth selected unaudited consolidated statements of income for the three months ended June 30, 2025 and 2024 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2025	% of Total Revenues, net	Three Months Ended June 30, 2024	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$525.5	47.7%	$510.3	52.3%	$15.2	3.0%
Corporate Payments	391.9	35.6%	288.5	29.6%	103.4	35.9%
Lodging Payments	119.8	10.9%	122.4	12.5%	(2.6)	(2.1)%
Other	64.8	5.9%	54.6	5.6%	10.2	18.8%
Total revenues, net	1,102.0	100.0%	975.7	100.0%	126.3	12.9%
Consolidated operating expenses:
Processing	238.5	21.6%	209.2	21.4%	29.3	14.0%
Selling	115.8	10.5%	95.0	9.7%	20.7	21.8%
General and administrative	177.0	16.1%	153.8	15.8%	23.2	15.1%
Depreciation and amortization	91.4	8.3%	84.3	8.6%	7.0	8.3%
Operating income	479.4	43.5%	433.3	44.4%	46.1	10.6%
Other (income) expense, net	(10.6)	(1.0)%	4.5	0.5%	(15.0)	NM
Interest expense, net	96.9	8.8%	94.7	9.7%	2.2	2.3%
Provision for income taxes	109.0	9.9%	82.5	8.5%	26.5	32.1%
Net income	284.1	25.8%	251.7	25.8%	32.4	12.9%
Less: Net (loss) income attributable to noncontrolling interest	(0.1)	—%	—	—%	(0.1)	NM
Net income attributable to Corpay	$284.2	25.8%	$251.6	25.8%	$32.5	12.9%

Operating income by segment:
Vehicle Payments	$250.1		$242.0		$8.1	3.3%
Corporate Payments	161.2		120.6		40.6	33.7%
Lodging Payments	49.6		56.4		(6.8)	(12.1)%
Other	18.5		14.4		4.1	28.5%
Total operating income	$479.4		$433.3		$46.1	10.6%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,102.0 million in the three months ended June 30, 2025, an increase of 12.9% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 11%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 5% from acquisitions completed in 2024 and 2025. This growth was partially offset by the negative impact of the macroeconomic environment and approximately $10 million from the disposition of our merchant solutions business in December 2024.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $19 million on our consolidated revenues for the three months ended June 30, 2025 over the comparable period in 2024. This negative impact was driven primarily by unfavorable foreign exchange rates of approximately $7 million, driven by our Brazil business but partially offset by our UK and Euro-denominated businesses, the unfavorable impact of fuel price spreads of approximately $7 million and unfavorable fuel prices of approximately $6 million.

Consolidated operating expenses
Processing. Processing expenses were $238.5 million in the three months ended June 30, 2025, an increase of 14.0% compared to the prior period. Increases in processing expenses were primarily due to approximately $14 million of expenses related to acquisitions completed in 2024 and 2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth and higher bad debt of approximately $3 million due to increased transaction volumes. The increases were partially offset by the impact of foreign exchange rates of approximately $3 million and the impact of the disposition of our merchant solutions business of approximately $5 million.
Selling. Selling expenses were $115.8 million in the three months ended June 30, 2025, an increase of 21.8% from the prior period. Increases in selling expenses were primarily due to marketing investments to drive future growth, increased commissions from higher sales volume and approximately $8 million of expenses related to acquisitions completed in 2024 and 2025.
General and administrative. General and administrative expenses were $177.0 million in the three months ended June 30, 2025, an increase of 15.1% from the prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments and approximately $7 million of expenses related to acquisitions completed in 2024 and 2025.
Depreciation and amortization. Depreciation and amortization expenses were $91.4 million in the three months ended June 30, 2025, an increase of 8.3% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and $8 million of expenses related to acquisitions completed in 2024 and 2025.
Consolidated operating income
Consolidated operating income was $479.4 million in the three months ended June 30, 2025, an increase of 10.6% compared to the prior period due to the reasons discussed above.
Other (income) expense, net. Other income, net was $10.6 million in the three months ended June 30, 2025 primarily due to a gain realized upon the disposition of a cost method investment in the second quarter of 2025.
Interest expense, net. Interest expense, net was $96.9 million in the three months ended June 30, 2025, an increase of $2.2 million from the prior period. The increase in net interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended June 30,
(Unaudited)	2025	2024
Term Loan A	5.80%	6.80%
Term Loan B	6.07%	7.17%
Revolving line of credit A & B (USD)	5.80%	6.80%
Revolving line of credit B (GBP)	5.62%	6.60%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended June 30, 2025, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense of $9.9 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $109.0 million and 27.7%, respectively, for the three months ended June 30, 2025, compared to $82.5 million and 24.7%, respectively, for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended June 30, 2025 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding taxes on interest income from intercompany notes. The effective tax rate increase for the three months ended June 30, 2025 was driven primarily by the mix of earnings, the adoption of Pillar Two legislation, which resulted in a global minimum tax at a rate of 15% that impacted two jurisdictions in which we operate, and due to new state apportionment rules resulting in the revaluation of deferreds in the current period.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $284.2 million, or 12.9%, from the prior period, during the three months ended June 30, 2025.

Segment Results
Vehicle Payments
Vehicle Payments revenues were $525.5 million in the three months ended June 30, 2025, an increase of 3.0% from the prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 9% and new sales growth in our international markets and the impact of our acquisitions, which contributed approximately $4 million. These increases were partially offset by unfavorable changes in foreign exchange rates on revenue of $10 million, the disposition of our merchant solutions business in December 2024, which lowered revenue by approximately $10 million, the unfavorable impact of fuel price spreads of approximately $7 million and unfavorable fuel prices of approximately $6 million.
Vehicle Payments operating income was $250.1 million, an increase of 3.3% from the prior period. Vehicle Payments operating income and margin increased in the three months ended June 30, 2025 primarily due to organic revenue growth and the impact of our acquisitions discussed above, partially offset by the unfavorable macroeconomic environment and the impact of the disposition of our merchant solutions business, which resulted in lower operating income of approximately $6 million.
Corporate Payments
Corporate Payments revenues were $391.9 million in the three months ended June 30, 2025, an increase of 35.9% from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 18%, driven by 19% growth in spend volume, strong new sales in our payables and cross-border solutions and the impact of our acquisitions, which contributed approximately $42 million in revenues.
Corporate Payments operating income was $161.2 million in the three months ended June 30, 2025, an increase of 33.7% from the prior period. Corporate Payments operating income increased primarily due to organic revenue growth, integration synergies and the impact of our acquisitions, partially offset by sales investments to grow the business and one-time integration expenses.
Lodging Payments
Lodging Payments revenues were $119.8 million in the three months ended June 30, 2025, a decrease of 2.1% from the prior period. The decrease in Lodging Payments revenues was primarily due to continued weakness in the airline solution and lower emergency-related activity, partially offset by room night volume increases in the workforce solution.
Lodging Payments operating income was $49.6 million in the three months ended June 30, 2025, a decrease of 12.1% from the prior period. Lodging Payments operating income and margin declined due to the reasons discussed above.
Other
Other revenues were $64.8 million in the three months ended June 30, 2025, an increase of 18.8% from the prior period, due to timing of transactions in our Gift business.
Other operating income was $18.5 million in the three months ended June 30, 2025, an increase of 28.5% from the prior period, primarily due to the reasons discussed above.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024
The following table sets forth selected unaudited consolidated statements of income for the six months ended June 30, 2025 and 2024 (in millions, except percentages)*.

(Unaudited)	Six months ended June 30, 2025	% of Total Revenues, net	Six months ended June 30, 2024	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$1,012.6	48.0%	$1,004.3	52.6%	$8.3	0.8%
Corporate Payments	744.6	35.3%	553.9	29.0%	190.7	34.4%
Lodging Payments	230.0	10.9%	233.7	12.2%	(3.7)	(1.6)%
Other	120.5	5.7%	119.1	6.2%	1.4	1.2%
Total revenues, net	2,107.7	100.0%	1,911.0	100.0%	196.7	10.3%
Consolidated operating expenses:
Processing	460.4	21.8%	416.6	21.8%	43.8	10.5%
Selling	223.3	10.6%	189.2	9.9%	34.1	18.0%
General and administrative	334.0	15.8%	305.0	16.0%	28.9	9.5%
Depreciation and amortization	183.5	8.7%	169.1	8.8%	14.4	8.5%
Other operating, net	—	NM	0.3	—%	(0.3)	NM
Operating income	906.5	43.0%	830.7	43.5%	75.8	9.1%
Other (income) expense, net	(6.5)	(0.3)%	7.4	0.4%	(13.9)	NM
Interest expense, net	190.8	9.1%	183.8	9.6%	7.0	3.8%
Loss on extinguishment of debt	1.6	0.1%	—	—%	1.6	NM
Provision for income taxes	192.6	9.1%	158.0	8.3%	34.6	21.9%
Net income	528.0	25.0%	481.5	25.2%	46.5	9.7%
Less: Net income attributable to noncontrolling interest	0.6	NM	0.1	—%	0.5	NM
Net income attributable to Corpay	$527.4	25.0%	$481.4	25.2%	$46.0	9.6%

Operating income by segment:
Vehicle Payments	$480.4		$467.7		$12.7	2.7%
Corporate Payments	297.1		225.3		71.8	31.9%
Lodging Payments	92.9		103.7		(10.8)	(10.4)%
Other	36.2		34.0		2.2	6.5%
Total operating income	$906.5		$830.7		$75.8	9.1%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $2,107.7 million in the six months ended June 30, 2025, an increase of 10.3% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 10%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 5% from acquisitions completed in 2024 and 2025. This growth was partially offset by the negative impact of the macroeconomic environment and approximately $19 million from the disposition of our merchant solutions business in December 2024.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $70 million on our consolidated revenues for the six months ended June 30, 2025 over the comparable period in 2024, driven primarily by unfavorable foreign exchange rates of approximately $49 million, mostly in our Brazil business, the unfavorable fuel price spreads of approximately $13 million and the unfavorable impact of fuel prices of approximately $9 million.

Consolidated operating expenses
Processing. Processing expenses were $460.4 million in the six months ended June 30, 2025, an increase of 10.5% compared to the prior period. Increases in processing expenses were primarily due to approximately $30 million of expenses related to acquisitions completed in 2024 and 2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth and higher bad debt of $10 million due to increased transaction volumes. The increases were partially offset by the impact of foreign exchange rates of approximately $13 million and the impact of the disposition of our merchant solutions business of approximately $9 million.
Selling. Selling expenses were $223.3 million in the six months ended June 30, 2025, an increase of 18.0% from the prior period. Increases in selling expenses were primarily due to sales and marketing investments to drive future growth, increased commissions from higher sales volume and approximately $17 million of expenses related to acquisitions completed in 2024 and 2025. The increases were partially offset by the impact of foreign exchange rates of approximately $4 million.
General and administrative. General and administrative expenses were $334.0 million in the six months ended June 30, 2025, an increase of 9.5% from the prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments and approximately $14 million of expenses related to acquisitions completed in 2024 and 2025. The increases were partially offset by the impact of foreign exchange rates of approximately $3 million and lower stock-based compensation expense.
Depreciation and amortization. Depreciation and amortization expenses were $183.5 million in the six months ended June 30, 2025, an increase of 8.5% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and approximately $16 million of expenses related to acquisitions completed in 2024 and 2025. These increases were offset by the impact of foreign exchange rates of approximately $3 million.
Consolidated operating income
Operating income was $906.5 million in the six months ended June 30, 2025, an increase of 9.1% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above.
Other (income) expense, net. Other income, net was $6.5 million in the six months ended June 30, 2025 primarily due to the disposition of a cost method investment in the second quarter of 2025, as compared to other expense, net of $7.4 million for the six months ended June 30, 2024 primarily due to the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $190.8 million in the six months ended June 30, 2025, an increase of $7.0 million from the prior period. The increase in interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates and higher interest income due to higher rates. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Six Months Ended June 30,
(Unaudited)	2025	2024
Term Loan A	5.80%	6.81%
Term Loan B	6.08%	7.18%
Revolving line of credit A & B (USD)	5.81%	6.80%
Revolving line of credit B (GBP)	5.62%	6.60%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the six months ended June 30, 2025, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $19.7 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $192.6 million and 26.7% for the six months ended June 30, 2025, compared to $158.0 million and 24.7% for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. The increase in the provision for income taxes for the six months ending June 30, 2025 over the comparable period in 2024 was due to the mix of earnings, the adoption of Pillar Two legislation, which resulted in a global minimum tax at a rate of 15% that impacted two jurisdictions in which we operate, and due to new state apportionment rules resulting in the revaluation of deferreds in the current period.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $527.4 million in the six months ended June 30, 2025, an increase of 9.6% from the prior period.

Segment Results
Vehicle Payments
Vehicle Payments revenues were $1,012.6 million in the six months ended June 30, 2025, an increase of 0.8%, from the prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 8% driven by new sales growth and the impact of acquisitions, which contributed approximately $13 million in revenue. These increases were partially offset by unfavorable exchange rates on revenue of $47 million, the disposition of our merchant solutions business in December 2024, which lowered revenue by approximately $19 million, the unfavorable impact of fuel price spreads of approximately $13 million and unfavorable fuel prices of approximately $8 million.
Vehicle Payments operating income was $480.4 million in the six months ended June 30, 2025, an increase of 2.7% from the prior period primarily due to organic revenue growth and the impact of our acquisitions discussed above, partially offset by the unfavorable macroeconomic environment and the impact of the disposition of our merchant solutions business, which resulted in lower operating income of approximately $11 million.
Corporate Payments
Corporate Payments revenues were $744.6 million in the six months ended June 30, 2025, an increase of 34.4%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 18%, driven by a 19% growth in spend volume, strong new sales in our payables and cross-border solutions and the impact of our acquisitions, which contributed approximately $78 million in revenue.
Corporate Payments operating income was $297.1 million in the six months ended June 30, 2025, an increase of 31.9% from the prior period. Corporate Payments operating income increased primarily due to reasons discussed above and integration synergies, partially offset by sales investments to grow the business and one-time integration expenses.
Lodging Payments
Lodging Payments revenues were $230.0 million in the six months ended June 30, 2025, a decrease of 1.6% from the prior period. The decrease in Lodging Payments revenues was primarily due to a decline in room nights in our airline business from prior year, partially offset by room night volume increases in the workforce solution.
Lodging Payments operating income was $92.9 million in the six months ended June 30, 2025, a decrease of 10.4% from the prior period. Lodging Payments operating income and margin declined from the prior period due to the reasons discussed above.
Other
Other revenues were $120.5 million in the six months ended June 30, 2025, an increase of 1.2% from the prior period, driven by the timing of gift card sales and increases in gift card transaction volume, partially offset by declines in our payroll card business.
Other operating income was $36.2 million in the six months ended June 30, 2025, an increase of 6.3% from the prior period due to the reasons discussed above.
Liquidity and capital resources
Our principal liquidity requirements are to service and repay our indebtedness, make acquisitions of businesses and commercial account portfolios, repurchase shares of our common stock and meet working capital, tax and capital expenditure needs.
Sources of liquidity. We believe that our current level of cash and borrowing capacity under our Credit Facility, Securitization Facility (as defined below) and other facilities (each discussed below), together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for at least the next 12 months and into the foreseeable future, based on our current assumptions. At June 30, 2025, we had approximately $3.5 billion in total liquidity, consisting of approximately $1.4 billion available under our Credit Facility and unrestricted cash of $2.2 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging Payments business in the U.S. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2025, we had no additional liquidity under our Securitization Facility.

We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2025 and 2024 (in millions).

	Six Months Ended June 30,
(Unaudited)	2025	2024
Net cash provided by operating activities	$1,066.1	$891.1
Net cash used in investing activities	$(222.6)	$(146.6)
Net cash provided by (used in) financing activities	$78.4	$(239.2)
Operating activities. Net cash provided by operating activities was $1,066.1 million in the six months ended June 30, 2025, compared to $891.1 million in the comparable prior period. This increase in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash used in investing activities was $222.6 million in the six months ended June 30, 2025 compared to $146.6 million in the comparable prior period. The increase in cash used for investing activities was primarily due to incremental spending on acquisitions completed in 2025 over the comparable period in 2024. Additionally, our capital expenditures were $97.4 million in the six months ended June 30, 2025, an increase of $12.1 million, or 14%, from $85.3 million in the comparable prior period due to the impact of acquisitions and continued investments in technology. The increase was partially offset by the sale of a cost method investment during the second quarter of 2025.
Financing activities. Net cash provided by financing activities was $78.4 million in the six months ended June 30, 2025 compared to net cash used in financing activities of $239.2 million in the comparable prior period. This change in financing cash flows was primarily due to a decrease in outflows for repurchases of common stock of $856.2 million in 2025 over the comparable period in 2024, partially offset by a decrease in net borrowings on our Credit Facility and Securitization Facility of $484.3 million in 2025 versus 2024.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $8.25 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $1.8 billion, a Term Loan A facility in the amount of $3.3 billion and a Term Loan B facility in the amount of $3.2 billion. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.3 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $500 million with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and a sublimit for swing line loans. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is June 24, 2027. The Term Loan B has a maturity date of April 30, 2028.
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
At June 30, 2025, the interest rate on the Term Loan A was 5.80%, the interest rate on the Term Loan B was 6.08%, and the interest rate on the Revolving A and B facilities (USD borrowings) was 5.80%. The unused credit facility fee was 0.25% at June 30, 2025.
At June 30, 2025, we had $3.0 billion in borrowings outstanding on the Term Loan A, net of discounts and debt issuance costs, $3.1 billion in borrowings outstanding on the Term Loan B, net of discounts and debt issuance costs and $0.4 billion outstanding on the revolving credit facilities. We have unamortized debt issuance costs of $2.7 million related to the revolving credit facilities as of June 30, 2025 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $19.7 million related to our Term Loans at June 30, 2025 recorded in notes payable and other obligations, net of current portion within the Unaudited Consolidated Balance Sheets.
During the six months ended June 30, 2025, we made borrowings of $750.0 million on the Term Loans, principal payments of $98.6 million on the Term Loans and net payments of $843.0 million on the revolving credit facilities.
As of June 30, 2025, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.

Securitization Facility
We are party to a $1.8 billion receivables purchase agreement among Corpay Funding LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. The Securitization Facility matures on the earlier of January 24, 2028 or the first maturity date of any loan under the Credit Agreement, which is June 24, 2027. At June 30, 2025, the interest rate on the Securitization Facility was 5.31%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of June 30, 2025.
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
We have four uncommitted overdraft facilities with a combined capacity of $205.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus either 1% or 1.25% or (b) SOFR plus 1.25%. As of June 30, 2025, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of February 20, 2026. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of June 30, 2025, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of June 30, 2025, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
Our cash flow hedges resulted in a $7.8 million reduction in interest expense, net during the six months ended June 30, 2025.

In July 2025, we entered into two additional receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a total notional U.S. dollar value of $500 million to replace our previous interest rate swap derivative contracts with an equivalent notional value that matured on July 31, 2025. The maturity dates of the new interest rate swap contracts are January 31, 2029 and July 31, 2029.
Net Investment Hedges
We enter into cross-currency interest rate swaps that are designated as net investment hedges of our investments in foreign-denominated operations. Such contracts effectively convert the U.S. dollar equivalent notional amounts to obligations denominated in the respective foreign currency and partially offset the impact of changes in currency rates on such foreign-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swaps, resulting in interest rate savings on the USD notional. Upon maturity of a net investment hedge, if not rolled over or restructured, the final exchange may require a cash settlement based on the differential in prevailing exchange rates versus the initial rate in the hedge. This could result in a significant cash payment depending on market conditions at the time of settlement.
At June 30, 2025, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.350%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $11.9 million in interest expense, net for the six months ended June 30, 2025 related to these excluded components.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase up to $9.1 billion of our common stock from time to time until February 4, 2026. Since the beginning of the Program through June 30, 2025, 33,340,243 shares have been repurchased for an aggregate purchase price of $7.9 billion, leaving us up to $1.2 billion of remaining authorization available under the Program for future repurchases of shares of our common stock.
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
Acquisition
In July 2025, we announced pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers a firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha"). The acquisition is to be effected by means of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. The acquisition values Alpha at an enterprise valuation of approximately $2.2 billion. Alpha is a leading provider of B2B cross border foreign exchange solutions to corporations and investment funds in the United Kingdom and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe.
The transaction is expected to close in the fourth quarter of 2025, subject to shareholder and regulatory approval, court approval of the Scheme and standard closing conditions and will be reflected in our Corporate Payments segment. We expect to fund the acquisition through a combination of cash, debt, bank capital optimization and non-core divestitures.
On July 23, 2025, we entered into a bridge term loan credit agreement with BOFA Securities, Inc., Barclays Bank PLC and JPMorgan Chase Bank, N.A., pursuant to which, among other things, those lenders have committed to provide debt financing, consisting of a £1.875 billion bridge facility (the “Bridge Facility”), to fund the cash consideration payable pursuant to the acquisition and to fund costs and expenses in connection with the acquisition. The obligation of the lenders to provide the financing contemplated by the Bridge Facility is subject to a number of customary conditions.
Asset Divestiture
In July 2025, we announced the divestiture of one of our legacy lower growth private label fuel card portfolios. We expect to receive approximately $60 million in proceeds for the divestiture, which is expected to close in the fourth quarter of 2025. Revenues generated from the portfolio are included in our Vehicle Payments segment.
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
Minority Investment
In May 2025, we along with TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction is expected to close in the fourth quarter of 2025, subject to regulatory approvals, AvidXchange shareholder approval and other standard closing conditions.

We expect to invest approximately $550 million for approximately 34% of the equity in the limited partnership for an approximately $1.9 billion enterprise valuation. The partnership will utilize approximately $450 million of debt financing to consummate the transaction. TPG will hold approximately 56% of the equity, and the management team of AvidXchange will hold the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after closing of the AvidXchange acquisition, we will have the right to acquire all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If, in fact, we achieve our business plan, then this could represent an attractive valuation. If we do not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we will guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital. The partnership will ultimately need to sell AvidXchange in 2029 for an approximately similar valuation as today’s acquisition price to avoid the requirement to pay any minimum return payment.

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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2025, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the -year ended December 31, 2024. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

	Revenues, net		Key Performance Metric
	Three Months Ended June 30, 2025		Three Months Ended June 30, 2025
(Unaudited)	2025	2024	2025	2024
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$548.4	$504.2	222.6	207.9
Impact of acquisitions/dispositions	—	6.0	—	(0.6)
Impact of fuel prices/spread	(12.6)	—	—	—
Impact of foreign exchange rates	(10.3)	—	—	—
As reported	$525.5	$510.3	222.6	207.3
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$389.1	$330.6	$58,114	$48,701
Impact of acquisitions/dispositions	—	(42.1)	—	(5,823)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	2.9	—	—	—
As reported	$391.9	$288.5	$58,114	$42,878
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$119.5	$122.4	8.7	8.8
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.3	—	—	—
As reported	$119.8	$122.4	8.7	8.8
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$64.4	$54.6	412.6	356.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.4	—	—	—
As reported	$64.8	$54.6	412.6	356.7

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$1,121.4	$1,011.8	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(36.1)
Impact of fuel prices/spread[2]	(12.6)	—
Impact of foreign exchange rates[2]	(6.7)	—
As reported	$1,102.0	$975.7

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect the negative impact of movements in foreign exchange rates of approximately $7 million, negative fuel price spreads of approximately $7 million and approximately $6 million negative impact from fuel prices.

Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay. We have defined the non-GAAP measure adjusted net income attributable to Corpay as net income attributable to Corpay as reflected in our statement of income, adjusted to eliminate (a) non-cash stock-based compensation expense related to stock-based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, amortization of the premium recognized on the purchase of receivables and amortization attributable to Corpay's noncontrolling interest, (c) integration and deal related costs, and (d) other non-recurring items, including unusual credit losses, certain discrete tax items, the impact of business dispositions, impairment losses, asset write-offs, restructuring costs, loss on extinguishment of debt, taxes associated with stock-based compensation programs, losses and gains on foreign currency transactions and legal settlements and related legal fees. We adjust net income for the tax effect of adjustments using our effective income tax rate, exclusive of certain discrete tax items. We calculate adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to eliminate the effect of items that we do not consider indicative of our core operating performance. We have defined the non-GAAP measure adjusted net income per diluted share attributable to Corpay as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our statement of income.
Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash stock-based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock-based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, certain discrete tax items, gains on business disposition, recoveries (e.g. legal settlements, write-off of customer receivable, etc.), gains and losses on investments, taxes related to stock-based compensation programs and impairment losses do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these adjustments using the effective tax rate during the period, exclusive of certain discrete tax items.
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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Net income attributable to Corpay	$284,168	$251,625	$527,401	$481,394
Net income per diluted share attributable to Corpay	$3.98	$3.52	$7.38	$6.64
Stock-based compensation	28,868	27,108	47,234	52,087
Amortization[1]	64,137	56,881	130,203	114,739
Loss on extinguishment of debt	—	—	1,596	—
Integration and deal related costs	14,452	7,128	25,841	11,363
Restructuring and related costs[2]	3,330	1,872	6,130	6,254
Other[2]	(6,625)	4,433	467	8,045
Total pre-tax adjustments	104,162	97,422	211,471	192,488
Income taxes[3]	(27,840)	(24,064)	(55,456)	(47,579)
Discrete tax items[4]	5,931	—	5,931	—
Adjusted net income attributable to Corpay	$366,421	$324,983	$689,347	$626,303
Adjusted net income per diluted share attributable to Corpay	$5.13	$4.55	$9.64	$8.64
Diluted shares	71,429	71,497	71,494	72,516

[1] Includes amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes losses and gains on foreign currency transactions, certain legal expenses, amortization expense attributable to the Company's noncontrolling interest, taxes associated with stock-based compensation programs and a loss on an economic hedge of a foreign-denominated purchase price of an acquisition and a gain on sale of a cost method investment.

[3] Represents provision for income taxes of pre-tax adjustments.
[4] Represents discrete non-cash tax provision recognized in the second quarter of 2025 related to the remeasurement of deferred tax assets and liabilities as a result of a tax law change in California.
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

The following table reconciles EBITDA, adjusted EBITDA and adjusted EBITDA margin to net income (in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Net income from operations	$284.1	$251.7	$528.0	$481.5
Provision for income taxes	109.0	82.5	192.6	158.0
Interest expense, net	96.9	94.7	190.8	183.8
Other (income) expense, net	(10.6)	4.5	(6.5)	7.4
Depreciation and amortization	91.4	84.3	183.5	169.1
Loss on extinguishment of debt	—	—	1.6	—
Other operating, net	—	—	—	0.3
EBITDA	$570.7	$517.7	$1,090.0	$1,000.1

Stock-based compensation	$28.9	$27.1	$47.2	$52.1
Other addbacks[1]	21.0	9.6	38.7	18.7
Adjusted EBITDA	$620.6	$554.4	$1,176.0	$1,070.9

Revenues, net	$1,102.0	$975.7	$2,107.7	$1,911.0
Adjusted EBITDA margin	56.3%	56.8%	55.8%	56.0%

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
•the risks related to the completion of the acquisition of a partnership interest in AvidXchange and the acquisition of Alpha, including, in each case, the satisfaction of any conditions thereto;
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
As of June 30, 2025, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are not designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Except for the remediation described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 20, 2023, the previous State Derivative Action plaintiffs filed a new derivative lawsuit in the Superior Court of Gwinnett County, Georgia. The new lawsuit, City of Aventura Police Officers’ Retirement Fund, derivatively on behalf of Fleetcor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, alleges that the defendants breached their fiduciary duties by causing or permitting the Company to engage in unfair or deceptive marketing and billing practices, making false and misleading public statements concerning the Company’s fee charges and financial and business prospects, and making improper sales of stock. The complaint sought approximately $118 million in monetary damages on behalf of the Company, including contribution by defendants as joint tortfeasors with the Company in unfair and deceptive practices, and disgorgement of incentive pay and stock compensation. On January 24, 2023, the previous Federal Derivative Action plaintiffs filed a similar new derivative lawsuit, Jerrell Whitten, derivatively on behalf of Fleetcor Technologies, Inc. v. Ronald F. Clarke and Eric R. Dey, against Mr. Clarke and Mr. Dey in Gwinnett County, Georgia. The defendants dispute the allegations in the derivative complaints and intend to vigorously defend against the claims. On May 1, 2024, both pending derivative cases were transferred to the Fulton County Metro Atlanta Business Case Division and consolidated as In re Corpay, Inc. Shareholder Derivative Litigation, CAFN 2023CV383303 (consolidated with CAFN 2023CV381421).
On April 1, 2025, the Court granted defendants’ motion to dismiss the consolidated lawsuit. Plaintiffs did not appeal.
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
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2026. On November 5, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $9.1 billion. Since the beginning of the Program through June 30, 2025, 33,340,243 shares have been repurchased for an aggregate purchase price of $7.9 billion, leaving the Company up to $1.2 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
The following table presents information as of June 30, 2025, with respect to purchases of common stock of the Company made during the three months ended June 30, 2025 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2025 through April 30, 2025	22,983	$313.50	—
May 1, 2025 through May 31, 2025	69,125	$354.75	—
June 1, 2025 through June 30, 2025	221	$326.79	—	$1,184,881

[1] During the quarter ended June 30, 2025, pursuant to our Stock Incentive Plan, we withheld 92,329 shares, at an average price per share of $344.41, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

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

Item 6. Exhibits

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc., now known as Corpay, Inc., conformed to reflect amendments through June 9, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on February 28, 2023)

3.2	Certificate of Ownership and Merger Merging CPAY Merger Sub, Inc. into FLEETCOR Technologies, Inc. effective on March 24, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

3.3	Corpay, Inc. Amended and Restated Bylaws, effective as of March 24, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

10.1*	Offer letter, dated June 2, 2025, between Corpay Technologies Operating Company, LLC and Peter Walker

10.2
Co-operation Agreement, dated July 23, 2025, by and between Corpay and Alpha (incorporated by reference to Exhibit 10.1 to the registration’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on July 23, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on August 7, 2025.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Peter Walker	Chief Financial Officer (Principal Financial Officer)
Peter Walker