Form 10-Q
period 2025-09-30
CORPAY, INC.
filed 2025-11-10
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/3/2025
Common Stock, $0.001 par value	69,958,056

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three and Nine Months Ended September 30, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,005,508	$1,553,642
Restricted cash	2,908,885	2,902,703
Accounts and other receivables (less allowance for credit losses of $166,866 at September 30, 2025 and $133,757 at December 31, 2024)	2,657,279	2,090,500
Securitized accounts receivable—restricted for securitization investors	1,755,000	1,323,000
Prepaid expenses and other current assets	781,482	806,024
Total current assets	10,108,154	8,675,869
Property and equipment, net	453,101	377,705
Goodwill	6,337,077	5,984,667
Other intangibles, net	2,310,995	2,410,442
Investments	58,679	60,088
Other assets	476,831	448,260
Total assets	$19,744,837	$17,957,031
Liabilities and equity
Current liabilities:
Accounts payable	$1,966,464	$1,570,426
Accrued expenses	533,680	444,938
Customer deposits	3,501,046	3,266,126
Securitization facility	1,755,000	1,323,000
Current portion of notes payable and lines of credit	546,280	1,446,974
Other current liabilities	609,800	656,417
Total current liabilities	8,912,270	8,707,881
Notes payable and other obligations, less current portion	5,821,672	5,226,106
Deferred income taxes	371,959	439,176
Other noncurrent liabilities	519,804	437,879
Total noncurrent liabilities	6,713,435	6,103,161
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 132,159,162 shares issued and 70,042,461 shares outstanding at September 30, 2025; and 131,425,669 shares issued and 70,170,016 shares outstanding at December 31, 2024	132	131
Additional paid-in capital	3,937,515	3,811,131
Retained earnings	10,001,747	9,196,405
Accumulated other comprehensive loss	(1,410,151)	(1,713,996)
Less treasury stock, 62,116,701 shares at September 30, 2025 and 61,255,653 shares at December 31, 2024	(8,453,552)	(8,171,329)
Total Corpay stockholders’ equity	4,075,691	3,122,342
Noncontrolling interest	43,441	23,647
Total equity	4,119,132	3,145,989
Total liabilities and equity	$19,744,837	$17,957,031

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$1,172,480	$1,029,197	$3,280,177	$2,940,158
Expenses:
Processing	248,761	223,695	709,122	640,305
Selling	117,628	94,160	340,962	283,392
General and administrative	178,611	153,659	512,564	458,698
Depreciation and amortization	93,163	89,546	276,701	258,648
Other operating, net	11,197	5	11,194	306
Operating income	523,120	468,132	1,429,634	1,298,809
Other expenses:
Other expense (income), net	1,383	368	(5,094)	7,788
Interest expense, net	100,035	104,441	290,829	288,206
Loss on extinguishment of debt	—	5,040	1,596	5,040
Total other expenses, net	101,418	109,849	287,331	301,034
Income before income taxes	421,702	358,283	1,142,303	997,775
Provision for income taxes	143,323	82,021	335,971	240,047
Net income	278,379	276,262	806,332	757,728
Less: Net income (loss) attributable to noncontrolling interest	438	(135)	990	(63)
Net income attributable to Corpay	$277,941	$276,397	$805,342	$757,791
Earnings per share:
Basic earnings per share attributable to Corpay	$3.95	$3.98	$11.44	$10.75
Diluted earnings per share attributable to Corpay	$3.91	$3.90	$11.28	$10.53
Weighted average shares outstanding:
Basic shares	70,318	69,518	70,393	70,460
Diluted shares	71,131	70,901	71,373	71,976

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$278,379	$276,262	$806,332	$757,728
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	8,599	135,223	433,540	(122,723)
Net change in derivative contracts, net of tax	22,033	(97,490)	(122,351)	(52,671)
Total other comprehensive income (loss), net of tax	30,632	37,733	311,189	(175,394)
Total comprehensive income	309,011	313,995	1,117,521	582,334
Comprehensive income (loss) attributable to noncontrolling interest	4,835	587	8,334	(2,582)
Comprehensive income attributable to Corpay	$304,176	$313,408	$1,109,187	$584,916
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$131	$3,811,131	$9,196,405	$(1,713,996)	$(8,171,329)	$3,122,342	$23,647	$3,145,989
Net income	—	—	243,233	—	—	243,233	642	243,875
Other comprehensive income, net of tax	—	—	—	107,994	—	107,994	4,497	112,491
Change in controlling interest	—	(11,460)	—	—	—	(11,460)	11,460	—
Acquisition of common stock	—	—	—	—	(58,718)	(58,718)	—	(58,718)
Stock-based compensation	—	18,366	—	—	—	18,366	—	18,366
Issuance of common stock	1	32,078	—	—	—	32,079	—	32,079
Balance at March 31, 2025	$132	$3,850,115	$9,439,638	$(1,606,002)	$(8,230,047)	$3,453,836	$40,246	$3,494,082
Net income	—	—	284,168	—	—	284,168	(90)	284,078
Other comprehensive income, net of tax	—	—	—	169,616	—	169,616	(1,550)	168,066
Acquisition of common stock	—	—	—	—	(31,799)	(31,799)	—	(31,799)
Stock-based compensation	—	28,868	—	—	—	28,868	—	28,868
Issuance of common stock	—	23,884	—	—	—	23,884	—	23,884
Balance at June 30, 2025	$132	$3,902,867	$9,723,806	$(1,436,386)	$(8,261,846)	$3,928,573	$38,606	$3,967,179
Net income	—	—	277,941	—	—	277,941	438	278,379
Other comprehensive income, net of tax	—	—	—	26,235	—	26,235	4,397	30,632
Acquisition of common stock	—	—	—	—	(191,706)	(191,706)	—	(191,706)
Stock-based compensation	—	27,592	—	—	—	27,592	—	27,592
Issuance of common stock	—	7,056	—	—	—	7,056	—	7,056
Balance at September 30, 2025	$132	$3,937,515	$10,001,747	$(1,410,151)	$(8,453,552)	$4,075,691	$43,441	$4,119,132

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$129	$3,266,185	$8,192,659	$(1,289,099)	$(6,887,515)	$3,282,359	$—	$3,282,359
Net income	—	—	229,769	—	—	229,769	34	229,803
Other comprehensive loss, net of tax	—	—	—	(51,748)	—	(51,748)	(242)	(51,990)
Acquisition of noncontrolling interest	—	—	—	—	—	—	28,057	28,057
Acquisition of common stock	—	—	—	—	(321,776)	(321,776)	—	(321,776)
Stock-based compensation	—	24,979	—	—	—	24,979	—	24,979
Issuance of common stock	1	90,837	—	—	—	90,838	—	90,838
Balance at March 31, 2024	$130	$3,382,001	$8,422,428	$(1,340,847)	$(7,209,291)	$3,254,421	$27,849	$3,282,270
Net income	—	—	251,625	—	—	251,625	38	251,663
Other comprehensive loss, net of tax	—	—	—	(158,138)	—	(158,138)	(2,999)	(161,137)
Acquisition of common stock	—	—	—	—	(633,714)	(633,714)	—	(633,714)
Stock-based compensation	—	27,108	—	—	—	27,108	—	27,108
Issuance of common stock	—	9,403	—	—	—	9,403	—	9,403
Balance at June 30, 2024	$130	$3,418,512	$8,674,053	$(1,498,985)	$(7,843,005)	$2,750,705	$24,888	$2,775,593
Net income	—	—	276,397	—	—	276,397	(135)	276,262
Other comprehensive income, net of tax	—	—	—	37,011	—	37,011	722	37,733
Acquisition of noncontrolling interest	—	—	—	—	—	—	1,380	1,380
Acquisition of common stock	—	—	—	—	(89,763)	(89,763)	—	(89,763)
Stock-based compensation	—	28,506	—	—	—	28,506	—	28,506
Issuance of common stock	—	84,427	—	—	—	84,427	—	84,427
Balance at September 31, 2024	$130	$3,531,445	$8,950,450	$(1,461,974)	$(7,932,768)	$3,087,283	$26,855	$3,114,138

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$806,332	$757,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,944	88,902
Stock-based compensation	74,826	80,593
Provision for credit losses on accounts and other receivables	89,841	81,561
Amortization of deferred financing costs and discounts	15,205	5,876
Amortization of intangible assets and premium on receivables	185,757	169,746
Loss on extinguishment of debt	1,596	5,040
Deferred income taxes	(38,503)	(18,985)
Other non-cash operating (income) expense, net	3,149	572
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(933,208)	(584,649)
Prepaid expenses and other current assets	(53,877)	(52,944)
Derivative assets and liabilities, net	(57,495)	(13,077)
Other assets	11,712	(17,374)
Accounts payable, accrued expenses and customer deposits	490,884	788,904
Net cash provided by operating activities	687,163	1,291,893
Investing activities
Acquisitions, net of cash acquired	(154,648)	(245,719)
Purchases of property and equipment	(148,315)	(131,067)
Proceeds from sale of cost method investment	14,843	—
Other	5,198	(1,453)
Net cash used in investing activities	(282,922)	(378,239)
Financing activities
Proceeds from issuance of common stock	63,018	184,668
Repurchase of common stock	(282,583)	(1,039,248)
Borrowings on securitization facility, net	432,000	7,000
Deferred financing costs	(10,827)	(8,493)
Proceeds from notes payable	750,000	825,000
Principal payments on notes payable	(147,855)	(92,625)
Borrowings from revolver	6,435,000	7,167,000
Payments on revolver	(7,341,000)	(6,743,000)
Borrowing (payments) on swing line of credit, net	692	(140,713)
Other	(730)	16,647
Net cash (used in) provided by financing activities	(102,285)	176,236
Effect of foreign currency exchange rates on cash	156,092	(76,414)
Net increase in cash and cash equivalents and restricted cash	458,048	1,013,476
Cash and cash equivalents and restricted cash, beginning of period	4,456,345	3,141,535
Cash and cash equivalents and restricted cash, end of period	$4,914,393	$4,155,011
Supplemental cash flow information
Cash paid for interest	$357,377	$369,804
Cash paid for income taxes	$381,403	$264,559

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2025
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of September 30, 2025 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized foreign exchange gains and losses, which are recorded within Other expense, net in the Unaudited Consolidated Statements of Income, for the three and nine months ended September 30, 2025 and 2024 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange (gains) losses	$(0.1)	$(1.2)	$2.6	$5.8
The Company recorded foreign currency gains and losses on long-term intra-entity transactions included as a component of foreign currency translation gains (losses), net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency (gains) losses on long-term intra-entity transactions	$(47.6)	$67.4	$63.4	$148.2
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to amounts within the Unaudited Consolidated Statements of Cash Flows (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$2,005,508	$1,553,642	$1,303,464	$1,389,648
Restricted cash	2,908,885	2,902,703	2,851,547	1,751,887
Total cash and cash equivalents and restricted cash	$4,914,393	$4,456,345	$4,155,011	$3,141,535
Financial Instruments - Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification (ASC) 326, "Financial Instruments - Credit Losses." The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. The Company's provision for credit losses is recorded within processing expenses in the Unaudited Consolidated Statements of Income.
Revenue
The Company's revenue is generally reported net of the cost for underlying products and services purchased through its payment solutions. In this report, the Company refers to this net revenue as "revenue." Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 84% and 85% of total consolidated revenues, net, for the nine months ended September 30, 2025 and 2024, respectively. In its cross-border business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 9% and 8% of total consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables." Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 4% of total consolidated revenues, net for the nine months ended September 30, 2025 and 2024. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% of consolidated revenues, net for the nine months ended September 30, 2025 and 2024.
Disaggregation of Revenues
Revenues, net by segment for the three and nine months ended September 30, 2025 and 2024 was as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Vehicle Payments	$553.2	47%	$506.8	49%	$1,565.8	48%	$1,511.1	51%
Corporate Payments	409.7	35%	321.9	31%	1,154.3	35%	875.7	30%
Lodging Payments	127.0	11%	134.0	13%	357.0	11%	367.7	13%
Other	82.6	7%	66.5	6%	203.1	6%	185.6	6%
Consolidated revenues, net	$1,172.5	100%	$1,029.2	100%	$3,280.2	100%	$2,940.2	100%

*Columns may not calculate due to rounding.

Revenue by geography for the three and nine months ended September 30, 2025 and 2024 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
United States	$575.0	49%	$542.4	53%	$1,623.6	50%	$1,531.0	52%
Brazil	182.5	16%	145.3	14%	515.4	16%	443.7	15%
United Kingdom	159.1	14%	142.4	14%	453.2	14%	404.5	14%
Other	255.9	22%	199.1	19%	687.9	21%	560.9	19%
Consolidated revenues, net	$1,172.5	100%	$1,029.2	100%	$3,280.2	100%	$2,940.2	100%

*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation, which is based on the geographic location of the legal entity.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $31.7 million and $39.0 million as of September 30, 2025 and December 31, 2024, respectively. We expect to recognize approximately $24.8 million of these amounts in revenues within 12 months and the remaining $6.9 million over the next five years as of September 30, 2025. Revenue recognized in the nine months ended September 30, 2025 that was included in the deferred revenue contract liability as of December 31, 2024 was approximately $24.8 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counterparty level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025			December 31, 2024
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$6,599.1	$(6,383.0)	$216.1	$2,305.6	$(2,131.8)	$173.8
Liabilities
Accounts Payable	$6,541.2	$(6,383.0)	$158.2	$2,218.3	$(2,131.8)	$86.5
Reclassifications
During the year ended December 31, 2024, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Segment disclosures for the prior year period herein have been modified to conform with the new Accounting Standards Updates ("ASU") disclosure requirements.
Recent Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We do not expect that the adoption of ASU 2023-09 will have a significant impact on the disclosures within our consolidated financial statements.

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03, among other items, requires additional financial statement disclosures in tabular format disaggregating information about prescribed categories (including employee compensation, depreciation and amortization) underlying any relevant income statement expense captions. ASU 2024-03 is effective on a prospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. We are currently evaluating the impact this guidance will have on the disclosures within our consolidated financial statements.
Financial Instruments - Credit Losses
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that allows entities to assume conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating credit losses for current trade receivables and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective on a prospective basis for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating this guidance and believe that adoption will not have a material effect on our consolidated financial statements or related disclosures.
Internal-use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 updates requirements for capitalizing internal-use software costs by replacing the current stage-based model with a principles-based approach. Under ASU 2025-06, the prescriptive software development stages (e.g., preliminary project stage, application development stage) are eliminated, and instead capitalization must begin when management authorizes and commits to funding the project and it is probable the project will be completed and used as intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 may be applied prospectively, on a modified retrospective basis for in-process projects, or retrospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
2. Accounts and Other Receivables
The Company's accounts receivable and securitized accounts receivable include the following at September 30, 2025 and December 31, 2024 (value in thousands):

	September 30, 2025	December 31, 2024
Gross domestic accounts receivable	$1,054,023	$945,714
Gross domestic securitized accounts receivable	1,755,000	1,323,000
Gross foreign receivables	1,770,122	1,278,543
Total gross receivables	4,579,145	3,547,257
Less allowance for credit losses	(166,866)	(133,757)
Net accounts and securitized accounts receivables	$4,412,279	$3,413,500
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
A roll forward of the Company’s allowance for credit losses related to accounts receivable for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	2025	2024
Allowance for credit losses beginning of period	$133,757	$180,163
Provision for credit losses	89,841	81,561
Write-offs	(76,548)	(115,856)
Recoveries	6,698	8,272
Impact of foreign currency	13,118	(12,092)
Allowance for credit losses end of period	$166,866	$142,048
The provision for credit losses increased during the nine months ended September 30, 2025 versus the comparable prior period primarily due to the growth of the business, as credit loss expense as a percentage of spend was consistent with the comparable prior period. Write-offs include receivables for which a full allowance was previously provided.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Overnight deposits	$171,086	$—	$171,086	$—
Money market	415,556	—	415,556	—
Certificates of deposit	350,883	—	350,883	—
Treasury bills	333,929	—	333,929	—
Interest rate swaps	2,843	—	2,843	—
Cross-currency interest rate swaps	13,361	—	13,361	—
Foreign exchange contracts	753,278	—	753,278	—
Total assets	$2,040,936	$—	$2,040,936	$—
Cash collateral for foreign exchange contracts	$92,426
Liabilities:
Interest rate swaps	$27,112	$—	$27,112	$—
Cross-currency interest rate swaps	135,651	—	135,651	—
Foreign exchange contracts	586,383	—	586,383	—
Total liabilities	$749,146	$—	$749,146	$—
Cash collateral obligation for foreign exchange contracts	$326,001

December 31, 2024
Assets:
Overnight deposits	$140,359	$—	$140,359	$—
Money market	320,289	—	320,289	—
Certificates of deposit	273,082	—	273,082	—
Treasury bills	550,514	—	550,514	—
Interest rate swaps	19,765	—	19,765	—
Cross-currency interest rate swaps	30,530	—	30,530	—
Foreign exchange contracts	833,695	—	833,695	—
Total assets	$2,168,234	$—	$2,168,234	$—
Cash collateral for foreign exchange contracts	$34,994
Liabilities:
Interest rate swaps	$9,861	$—	$9,861	$—
Cross-currency interest rate swap	5,220	—	5,220	—
Foreign exchange contracts	724,296	—	724,296	—
Total liabilities	$739,377	$—	$739,377	$—
Cash collateral obligation for foreign exchange contracts	$718,143
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. The valuation techniques and inputs used to estimate the fair value of the Company's Level 2 assets and liabilities are consistent with those used at December 31, 2024. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for September 30, 2025 and December 31, 2024.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $58.7 million and $60.1 million at September 30, 2025 and December 31, 2024, respectively.
4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase up to $9.1 billion of its common stock from time to time until February 4, 2026.

During the nine months ended September 30, 2025, the Company repurchased 861,048 shares for an aggregate purchase price of $282.2 million. Since the beginning of the Program through September 30, 2025, 33,951,728 shares have been repurchased for an aggregate purchase price of $8.1 billion, leaving the Company up to $1.0 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$9,783	$4,696	$22,052	$15,938
Restricted stock	17,810	23,810	52,774	64,655
Stock-based compensation	$27,593	$28,506	$74,826	$80,593
The tax benefits recorded on stock-based compensation, inclusive of the tax benefits upon the exercises of options and vesting of restricted stock were $32.2 million and $33.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of September 30, 2025 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$59,617	1.88
Restricted stock	52,816	0.83
Total	$112,433
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the nine months ended September 30, 2025 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2024	2,484	$191.97	1,760	$171.95		$364,092
Granted	598	325.28			$84.88
Exercised	(407)	153.55				$84,334
Forfeited	(50)	235.21
Outstanding at September 30, 2025	2,625	$227.48	1,559	$185.71		$183,110
Expected to vest as of September 30, 2025	1,066	$288.61
The aggregate intrinsic value of stock options exercisable at September 30, 2025 was $159.6 million. The weighted average remaining contractual term of options exercisable at September 30, 2025 was 3.0 years.

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the nine months ended September 30, 2025 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	460	$260.23
Granted	240	322.94
Issued	(314)	257.33
Cancelled	(49)	272.12
Outstanding at September 30, 2025	337	$305.85
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
The Gringo acquisition was accounted for as a business combination. The related acquisition accounting is preliminary as the Company is still completing the valuation of intangible assets, income taxes, working capital and contingencies. None of the goodwill attributable to the acquisition of Gringo is expected to be deductible for tax purposes. Noncompete agreements signed in conjunction with this acquisition were accounted for separately from the business acquisition. There were no material measurement period adjustments recorded during the three and nine months ended September 30, 2025 related to the Gringo acquisition.
The following table summarizes the preliminary acquisition accounting for the Gringo acquisition noted above (in thousands):

Trade and other receivables	$8,591
Prepaid expenses and other current assets	4,284
Other long term assets	847
Goodwill	123,109
Intangibles	34,537
Accounts payable	(1,370)
Other current liabilities	(5,036)
Other noncurrent liabilities	(12,048)
Total consideration paid	$152,914
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,457
Proprietary technology	5	13,627
Customer and vendor relationships	2 to 20	7,453
		$34,537

Alpha Acquisition
In July 2025, the Company announced, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers a firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha") to be effected by means of a court-sanctioned scheme of arrangement (the "Scheme") under Part 26 of the United Kingdom Companies Act 2006. Alpha is a leading provider of business-to-business ("B2B") cross-border foreign exchange solutions to corporations and investment funds in the United Kingdom ("UK") and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe.
On October 31, 2025, Corpay completed the acquisition of all of the ordinary shares of Alpha for £42.50 in cash for each Alpha share upon the terms as described in the Rule 2.7 Announcement, resulting in an aggregate purchase price of approximately £1.8 billion in cash. The aggregate cash consideration paid in the transaction was funded with borrowings under the Company's Credit Facility, as described further in Note 15. The results of the Alpha acquisition will be reflected in the Company's Corporate Payments segment and financial statements during the fourth quarter of 2025.
Strategic Partnership
In April 2025, the Company expanded its long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also includes an investment in the Company's cross-border business with Mastercard acquiring a 2.8% interest in the cross-border business for $300 million. For six months starting on July 1, 2027 (subject to extension if investment closing is delayed), Mastercard will have the right to sell its interest back to the Company. If Mastercard does not exercise that right, for four months starting on April 1, 2028 (subject to extension if investment closing is delayed), the Company will have a reciprocal repurchase right. In each case, the purchase price is the amount of invested capital plus 8% per annum, compounded annually. The investment into the Company’s cross-border business is expected to close during the fourth quarter of 2025.
Minority Investment
In May 2025, the Company and TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The take-private transaction was completed in October 2025.
In conjunction with the closing of the AvidXchange transaction in October 2025, the Company invested approximately $578 million for approximately 35% of the equity in the limited partnership with TPG for an enterprise valuation of approximately $1.9 billion. The limited partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after the closing of the AvidXchange acquisition, the Company will have the right to acquire all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If the Company does not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, the Company is required to guarantee a return to its partners, subject to certain limitations, of approximately 1.6 times invested capital (the minimum return payment). If the partnership sells AvidXchange in 2029 for an approximately similar valuation as today’s acquisition price, there will be no requirement to pay any minimum return.
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
In July 2024, the Company acquired 100% of the stock of Paymerang, a U.S.-based leader in accounts payables automation solutions, for approximately $179.2 million, net of cash and cash equivalents and restricted cash acquired of $309 million. The Company preliminarily recorded goodwill of approximately $303.9 million representing the strategic benefits of the acquisition, which expands Corpay's presence in several markets, including education, healthcare, hospitality and manufacturing. None of the goodwill attributable to the acquisition of Paymerang is deductible for tax purposes.
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

The aggregate consideration paid for these acquisitions was approximately $815.8 million, net of cash and cash equivalents and restricted cash of $508.8 million. The Company financed the acquisitions using a combination of available cash and borrowings under its existing credit facility. Results from these acquisitions have been included in the Company's consolidated results from the respective date of each acquisition. Results from the Zapay acquisition have been included in the Company's Vehicle Payments segment and the results of both Paymerang and GPS have been included in the Company's Corporate Payments segment. In connection with certain of the 2024 acquisitions, the Company signed noncompete agreements valued at approximately $26.6 million, which were accounted for separately from the business acquisition and recorded within other intangibles, net in the Company’s Consolidated Balance Sheets.
All of the 2024 acquisitions are accounted for as business combinations. Acquisition accounting for GPS is still preliminary. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates and certain useful life assumptions, (ii) finalizing the Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities, (iii) finalizing the Company's review of certain working capital accounts acquired, and (iv) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency. There were no material measurement period adjustments recorded during the three and nine months ended September 30, 2025 related to the 2024 acquisitions.
The following table summarizes the acquisition accounting for the 2024 business acquisitions noted above (in thousands):

Trade and other receivables	$22,898
Prepaid expenses and other current assets	72,394
Other long term assets	40,909
Goodwill	712,394
Intangibles	584,102
Accounts payable	(55,504)
Other current liabilities	(463,627)
Other noncurrent liabilities	(94,873)
Total fair value of net assets acquired	818,693
Less: Noncontrolling interest	(29,437)
Total consideration paid	$789,256
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,938
Trade names and trademarks - other	2 to 5	12,200
Proprietary technology	4 to 5	23,485
Customer and vendor relationships	2 to 20	534,479
		$584,102
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2024	Acquisitions[1]	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2025
Goodwill	$5,984,667	$123,109	$1,845	$227,456	$6,337,077
1 Reflects the recognition of preliminary goodwill assigned to the Vehicle Payments segment related to the Gringo acquisition completed by the Company during the nine months ended September 30, 2025.
At September 30, 2025, the Company's goodwill is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024.
As of September 30, 2025 and December 31, 2024, other intangibles consisted of the following (in thousands):

		September 30, 2025			December 31, 2024
	Weighted- Avg Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.7	$3,579,067	$(1,848,541)	$1,730,526	$3,476,642	$(1,624,079)	$1,852,563
Trade names and trademarks—indefinite lived	N/A	446,568	—	446,568	410,391	—	410,391
Trade names and trademarks—other	2.6	67,448	(20,897)	46,551	66,047	(13,055)	52,992
Software	5.7	329,394	(268,902)	60,492	306,296	(245,038)	61,258
Non-compete agreements	3.8	58,563	(31,705)	26,858	52,412	(19,174)	33,238
Total other intangibles		$4,481,040	$(2,170,045)	$2,310,995	$4,311,788	$(1,901,346)	$2,410,442
N/A = Not Applicable
Changes in foreign exchange rates resulted in a $58.6 million increase to the net carrying values of other intangibles in the nine months ended September 30, 2025. Amortization expense related to intangible assets for the nine months ended September 30, 2025 and 2024 was $185.6 million and $169.6 million, respectively.
The future estimated amortization of intangible assets at September 30, 2025 is as follows (in thousands):

Remaining 2025	$232,246
2026	217,884
2027	204,582
2028	191,461
2029	175,176
Thereafter	843,078
8. Debt
Credit Agreement and Securitization Facility
The Company is party to a $8.25 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement includes a Term Loan A, a Term Loan B and a revolving credit facility. As noted in Note 2, the Company is also party to the Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	September 30, 2025	December 31, 2024
Term Loan A note payable, net of discounts	$2,959,860	$3,083,037
Term Loan B note payable, net of discounts	3,051,395	2,327,174
Revolving line of credit facilities	356,000	1,262,000
Other obligations	697	869
Total notes payable, credit agreements and other obligations	6,367,952	6,673,080
Securitization Facility	1,755,000	1,323,000
Total debt	$8,122,952	$7,996,080
Current portion	$2,301,280	$2,769,974
Long-term portion	5,821,672	5,226,106
Total debt	$8,122,952	$7,996,080
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

The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at September 30, 2025.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at September 30, 2025 were as follows (in thousands):

Remaining 2025	$405,988
2026	197,140
2027	2,786,203
2028	2,996,343
Thereafter	—
Total principal payments	6,385,674
Less: debt discounts and issuance costs included in debt	(17,722)
Total notes payable, credit agreements and other obligations	$6,367,952
Bridge Term Loan Credit Agreement
On July 23, 2025, in connection with the announced acquisition of Alpha, the Company entered into a bridge term loan credit agreement with BOFA Securities, Inc., Barclays Bank PLC and JPMorgan Chase Bank, N.A., along with other syndicates, pursuant to which, among other things, those lenders committed to provide debt financing, consisting of a £1.875 billion bridge facility (the “Bridge Facility”), to fund the cash consideration payable pursuant to the acquisition and to fund costs and expenses in connection with the acquisition should the Company decide to utilize the bridge term loan for such purposes. The Company did not utilize the bridge term loan for the financing of the acquisition. The Company incurred approximately $10 million in commitment and arrangement fees related to the bridge term loan during the three months ended September 30, 2025, which were classified within interest expense, net. The bridge term loan facility expired on November 7, 2025.
9. Income Taxes
The Company's effective tax rate was 34.0% and 22.9% for the three months ended September 30, 2025 and 2024, respectively. The Company's effective tax rate was 29.4% and 24.1% for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three and nine months ended September 30, 2025 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding taxes on interest income from intercompany notes. For the three and nine months ended September 30, 2025, the effective tax rate increased compared to the comparable prior year periods due to (i) discrete tax provision resulting from legal entity and tax restructuring actions taken by the Company to facilitate cross-border transactions, (ii) a decrease in excess tax benefits on stock option exercises, (iii) the adoption of Pillar Two legislation, which resulted in a global minimum tax at a rate of 15% that impacted two jurisdictions in which the Company operates, and (iv) the mix of earnings.
10. Earnings Per Share
The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Corpay	$277,941	$276,397	$805,342	$757,791
Denominator for basic earnings per share	70,318	69,518	70,393	70,460
Dilutive securities	813	1,383	980	1,516
Denominator for diluted earnings per share	71,131	70,901	71,373	71,976
Basic earnings per share attributable to Corpay	$3.95	$3.98	$11.44	$10.75
Diluted earnings per share attributable to Corpay	$3.91	$3.90	$11.28	$10.53
Diluted earnings per share attributable to Corpay for the three months ended September 30, 2025 and 2024 excludes the effect of 0.3 million and 0.2 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive.

11. Segments
The Company’s segment results are as follows for the three and nine month periods ended September 30, 2025 and 2024 (in thousands)*:

	Three Months Ended September 30, 2025
	Vehicle Payments[1]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$553,192	$409,709	$127,012	$82,567	$1,172,480
Expenses:
Processing	94,984	79,229	31,140	43,408	248,761
Selling	51,143	56,926	7,697	1,862	117,628
General and administrative	81,904	65,648	18,479	12,580	178,611
Depreciation	19,348	7,882	4,161	1,376	32,767
Amortization	28,887	22,562	8,439	508	60,396
Other operating, net	11,186	6	3	2	11,197
Operating income	$265,740	$177,456	$57,093	$22,831	523,120
Other expenses:
Other expense, net					1,383
Interest expense, net					100,035
Total other expenses					101,418
Income before income taxes					$421,702

	Three Months Ended September 30, 2025
	Vehicle Payments[1]	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$31,353	$12,217	$5,325	$2,013	$50,908

	Nine Months Ended September 30, 2025
	Vehicle Payments[1]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$1,565,827	$1,154,272	$357,027	$203,051	$3,280,177
Expenses:
Processing	283,678	234,257	91,638	99,549	709,122
Selling	144,943	165,396	23,332	7,291	340,962
General and administrative	238,388	188,850	53,705	31,621	512,564
Depreciation	53,465	21,742	11,671	4,066	90,944
Amortization	88,072	69,455	26,713	1,517	185,757
Other operating, net	11,183	6	5	—	11,194
Operating income	$746,098	$474,566	$149,963	$59,007	1,429,634
Other expenses:
Other (income) expense, net					(5,094)
Interest expense, net					290,829
Loss on early extinguishment of debt					1,596
Total other expenses					287,331
Income before income taxes					$1,142,303

	Nine Months Ended September 30, 2025
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$96,948	$29,892	$15,161	$6,314	$148,315

	Three Months Ended September 30, 2024
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$506,803	$321,850	$134,023	$66,521	$1,029,197
Expenses:
Processing	91,348	69,914	31,139	31,294	223,695
Selling	44,403	41,934	5,881	1,942	94,160
General and administrative	76,103	49,279	19,173	9,104	153,659
Depreciation	17,501	7,202	3,525	2,232	30,460
Amortization	33,134	16,643	8,803	506	59,086
Other operating, net	5	—	—	—	5
Operating income	$244,308	$136,876	$65,501	$21,447	468,132
Other expenses:
Other expense, net					368
Interest expense, net					104,441
Loss on early extinguishment of debt					5,040
Total other expenses					109,849
Income before income taxes					$358,283

	Three Months Ended September 30, 2024
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$29,711	$9,167	$5,012	$1,888	$45,778

	Nine Months Ended September 30, 2024
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$1,511,142	$875,725	$367,695	$185,596	$2,940,158
Expenses:
Processing	279,642	185,079	89,167	86,417	640,305
Selling	132,491	125,090	18,780	7,031	283,392
General and administrative	236,149	137,890	54,640	30,019	458,698
Depreciation	52,847	21,475	9,550	5,032	88,904
Amortization	97,875	43,871	26,373	1,625	169,744
Other operating, net	110	176	16	4	306
Operating income	$712,028	$362,143	$169,169	$55,469	1,298,809
Other expenses:
Other expense, net					7,788
Interest expense, net					288,206
Loss on early extinguishment of debt					5,040
Total other expenses					301,034
Income before income taxes					$997,775

	Nine Months Ended September 30, 2024
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$88,159	$24,024	$14,427	$4,457	$131,067
*Columns may not calculate due to rounding. Other includes our Gift and Payroll Card operating segments.
1 Results from Gringo acquired in the first quarter of 2025 are reported in the Vehicle Payments segment from the date of acquisition.
2 Results from Zapay acquired in the first quarter of 2024 are reported in the Vehicle Payments segment from the date of acquisition.
3 Total assets for each reportable segment are not presented as the Chief Operating Decision Maker does not evaluate performance or allocate resources based on segment assets.
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
The credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. Concentrations of credit and performance risk may exist with counterparties, which includes customers and banking partners, as the Company is engaged in similar activities with similar economic characteristics related to fluctuations in foreign currency rates. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis. The Company also monitors the concentration of its contracts with any individual counterparty against limits at the individual counterparty level. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties' ability to perform. These actions may include requiring customers to post or increase collateral, and for all counterparties, if the counterparty does not perform under the term of the contract, the contract may be terminated. The Company does not designate any of its foreign exchange derivatives as hedging instruments in accordance with ASC 815, "Derivatives and Hedging."
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $115.9 billion and $93.0 billion as of September 30, 2025 and December 31, 2024. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,520.8	$1,352.9	$753.3	$586.4

	December 31, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,406.7	$1,297.3	$833.7	$724.3
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, the Company had received collateral of $92.4 million and $35.0 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market ("MTM") thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At September 30, 2025 and December 31, 2024, the Company had posted collateral of $326.0 million and $718.1 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2025 and December 31, 2024 (in millions):

		September 30, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$523.4	$630.2
Derivative Assets	Other assets	$229.8	$203.5
Derivative Liabilities	Other current liabilities	$413.7	$538.6
Derivative Liabilities	Other noncurrent liabilities	$172.7	$185.7

Cash Flow Hedges
As of September 30, 2025, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
$250	3.47%	1/31/2029
$250	3.47%	7/31/2029
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the Secured Overnight Financing Rate ("SOFR") benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $12.2 million and $38.1 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the nine months ended September 30, 2025 and 2024, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments which are also recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2025 and December 31, 2024 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		September 30, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$2.8	$9.7
Swap contracts	Other assets	$—	$10.0
Swap contracts	Other current liabilities	$14.4	$3.9
Swap contracts	Other noncurrent liabilities	$12.7	$6.0
As of September 30, 2025, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings as an increase to interest expense, net within the next 12 months is approximately $11.6 million.
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
At September 30, 2025, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.35%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $18.0 million and $8.9 million in interest expense, net for the nine months ended September 30, 2025 and 2024, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2025 and December 31, 2024 (in millions).

		September 30, 2025	December 31, 2024
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$13.4	$22.6
Net investment hedge	Other assets	$—	$8.0
Net investment hedge	Other current liabilities	$57.9	$—
Net investment hedge	Other noncurrent liabilities	$77.8	$5.2
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
As of September 30, 2025, the estimated net amount of the existing benefit related to the Company's cross-currency interest rate swaps designated as net investment hedges that is expected to be reclassified into earnings as a reduction to interest expense, net within the next 12 months is approximately $20.4 million.
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	September 30, 2025
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2024	$(1,749,040)	$35,044	$(1,713,996)
Other comprehensive income (loss) before reclassifications	426,196	(154,961)	271,235
Amounts reclassified from AOCL	—	(12,239)	(12,239)
Tax effect	—	44,849	44,849
Other comprehensive income (loss), net of tax	426,196	(122,351)	303,845
Balance at September 30, 2025	$(1,322,844)	$(87,307)	$(1,410,151)

	September 30, 2024
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2023	$(1,258,282)	$(30,817)	$(1,289,099)
Other comprehensive (loss) income before reclassifications	(120,204)	(31,461)	(151,665)
Amounts reclassified from AOCL	—	(38,100)	(38,100)
Tax effect	—	16,890	16,890
Other comprehensive (loss) income, net of tax	(120,204)	(52,671)	(172,875)
Balance at September 30, 2024	$(1,378,486)	$(83,488)	$(1,461,974)
Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the tables above, for the nine months ended September 30, 2025 and 2024 consisted of foreign currency translation gains of $8.3 million and foreign currency translation losses of $2.6 million, respectively.
15. Subsequent Events
Asset Divestiture
In July 2025, the Company announced the divestiture of one of its legacy lower growth private label fuel card portfolios for approximately $60 million. Revenues generated from the portfolio are included in the Company's Vehicle Payments segment. The transaction closed during October 2025.
Debt Arrangements
Amendment to Securitization Facility
On November 3, 2025, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement to its Securitization Facility. The amendment, among other things, (i) increased the Securitization Facility commitment from $1.8 billion to $2.3 billion, (ii) extended the maturity of the Securitization Facility to November 3, 2028, (iii) added three UK-based originators and (iv) lowered the program pricing by 9 basis points.
Amendment to Credit Agreement
On November 5, 2025, the Company entered into the seventeenth amendment to the Credit Agreement. The amendment, among other things, (i) increases the aggregate commitments under the revolving credit facility by $1 billion to new total Revolver B commitments of $1.5 billion, and (ii) adds a new seven-year Term Loan B of $900 million. The Company used the Term Loan B and revolving credit facility proceeds to fund the Alpha acquisition.
The new Term Loan B has a maturity date of November 5, 2032. Interest on amounts outstanding under the new Term Loan B accrues based on the Secured Overnight Financing Rate plus a margin of 1.75%. The maturity dates and the interest rates for the Company's revolving credit facility, Term Loan A commitments and existing Term Loan B commitments were unchanged by this amendment.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and nine months ended September 30, 2025 and 2024, with period-over-period comparisons between these periods. A detailed discussion of 2024 items and period-over-period comparisons between the three and nine months ended September 30, 2024 and 2023 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
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
Businesses spend an estimated $145 trillion each year in transactions with other businesses. In many instances, businesses lack the proper tools to monitor what is being purchased and employ manual, paper-based, disparate processes and methods to both approve and make payments for their B2B purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions and more.
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

Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three and nine months ended September 30, 2025 and 2024, (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Revenues, net	$1,172.5	$1,029.2	$3,280.2	$2,940.2
Net income attributable to Corpay	$277.9	$276.4	$805.3	$757.8
Net income per diluted share attributable to Corpay	$3.91	$3.90	$11.28	$10.53

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA, adjusted EBITDA, and adjusted EBITDA margin for the three and nine months ended September 30, 2025 and 2024 (in millions, except per share amounts and percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Adjusted net income attributable to Corpay	$405.2	$354.5	$1,094.6	$980.9
Adjusted net income per diluted share attributable to Corpay	$5.70	$5.00	$15.34	$13.63
EBITDA	$627.5	$557.7	$1,717.5	$1,557.8
Adjusted EBITDA	$676.7	$594.7	$1,852.7	$1,665.6
Adjusted EBITDA margin	57.7%	57.8%	56.5%	56.6%

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

Sources of Revenue
Corpay offers a variety of payment solutions that simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 200 countries around the world today, although we operate primarily in three geographies, with 79% of our revenues generated in the U.S., Brazil and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as consumers.
We manage and report our operating results through three reportable segments: Vehicle Payments, Corporate Payments and Lodging Payments. The remaining results are included within Other, which includes our Gift and Payroll Card businesses. These segments align with how the Chief Operating Decision Maker allocates resources, assesses performance and reviews financial information.
Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net." See “Results of Operations” for additional segment information.
Revenues, net, by Segment. For the three and nine months ended September 30, 2025 and 2024, our segments generated the following revenues, net (in millions, except percentages).

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2025		2024		2025		2024
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Vehicle Payments	$553.2	47%	$506.8	49%	$1,565.8	48%	$1,511.1	51%
Corporate Payments	409.7	35%	321.9	31%	1,154.3	35%	875.7	30%
Lodging Payments	127.0	11%	134.0	13%	357.0	11%	367.7	13%
Other	82.6	7%	66.5	6%	203.1	6%	185.6	6%
Consolidated revenues, net	$1,172.5	100%	$1,029.2	100%	$3,280.2	100%	$2,940.2	100%
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
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. Revenues from risk management products and foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market. In our cross-border business, our revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-border business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Our performance obligation in our foreign exchange payment services is providing a foreign currency payment to a customer's designated recipient and therefore, we recognize revenue when the underlying payment is made. We also generate float revenue earned on invested customer funds in jurisdictions where permitted.
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

Revenues, net, by Geography. Revenues, net by geography for the three and nine months ended September 30, 2025 and 2024, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2025		2024		2025		2024
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$575	49%	$542	53%	$1,624	50%	$1,531	52%
Brazil	183	16%	145	14%	515	16%	444	15%
United Kingdom	159	14%	142	14%	453	14%	405	14%
Other	256	22%	199	19%	688	21%	561	19%
Consolidated revenues, net	$1,172	100%	$1,029	100%	$3,280	100%	$2,940	100%
*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation, which is based on the geographic location of the legal entity.
Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended September 30, 2025 and 2024, were as follows (in millions, except revenues, net per key performance indicator, and percentages)*:

	As Reported				Pro Forma and Macro Adjusted[1]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2025	2024	Change	% Change	2025	2024	Change	% Change
VEHICLE PAYMENTS
'- Revenues, net	$553.2	$506.8	$46.4	9%	$553.7	$504.0	$49.7	10%
'- Transactions	223.5	206.7	16.8	8%	223.5	207.2	16.2	8%
'- Revenues, net per transaction	$2.48	$2.45	$0.02	1%	$2.48	$2.43	$0.05	2%
'- Tag transactions[2]	22.9	21.6	1.2	6%	22.9	21.6	1.2	6%
'- Parking transactions	65.3	61.7	3.6	6%	65.3	61.7	3.6	6%
'- Fleet transactions	120.5	113.3	7.2	6%	120.5	113.9	6.7	6%
'- Other transactions	14.8	10.0	4.8	48%	14.8	10.0	4.8	48%
CORPORATE PAYMENTS[3]
'- Revenues, net	$409.7	$321.9	$87.9	27%	$407.3	$349.6	$57.7	17%
'- Spend volume	$68,225	$43,562	$24,663	57%	$68,225	$49,281	$18,944	38%
'- Revenue, net per spend $	0.60%	0.74%	(0.14)%	(19)%	0.60%	0.71%	(0.11)%	(16)%
LODGING PAYMENTS
'- Revenues, net	$127.0	$134.0	$(7.0)	(5)%	$126.7	$134.0	$(7.4)	(5)%
'- Room nights	8.9	10.1	(1.2)	(12)%	8.9	10.1	(1.2)	(12)%
'- Revenues, net per room night	$14.20	$13.26	$0.94	7%	$14.16	$13.26	$0.90	7%
OTHER[4]
'- Revenues, net	$82.6	$66.5	$16.0	24%	$82.0	$66.5	$15.5	23%
'- Transactions	375.7	353.3	22.4	6%	375.7	353.3	22.4	6%
'- Revenues, net per transaction	$0.22	$0.19	$0.03	17%	$0.22	$0.19	$0.03	16%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$1,172.5	$1,029.2	$143.3	14%	$1,169.7	$1,054.2	$115.5	11%

[1] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[2] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for 2025 is 7.6 million.
[3] Corporate payments revenue per spend dollar decreased over the prior year due to new payables and cross-border enterprise clients.
[4] Other includes Gift and Payroll Card operating segments.
* Columns may not calculate due to rounding.

Revenue per relevant key performance indicator (KPI), which may include transactions, spend volume, room nights, or other metrics, is derived from the various revenue types as discussed above and can vary based on geography, the relevant merchant relationship, the payment product utilized and the types of products or services purchased, the mix of which would be influenced by our acquisitions, organic growth in our business and the overall macroeconomic environment, including fluctuations in foreign currency exchange rates, fuel prices and fuel price spreads. Relevant KPI is derived by broad product type and may differ from how we describe the business. Revenue per KPI per customer may change as the level of services we provide to a customer increases or decreases, as mix of customer size shifts, as macroeconomic factors change and as adjustments are made to merchant and customer rates. See “Results of Operations” for further discussion of transaction volumes and revenue per transaction.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, and New Zealand dollar, relative to the U.S. dollar. Approximately 50% and 52% of our revenue in the nine months ended September 30, 2025 and 2024, respectively, was derived in U.S. dollars and was not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenue, net.
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
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% of revenues, net were directly impacted by changes in fuel price in both the nine months ended September 30, 2025 and 2024. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 4% and 5% of revenues, net were directly impacted by fuel price spreads in the nine months ended September 30, 2025 and 2024, respectively. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates—From January 1, 2022 to July 27, 2023, the U.S. Federal Open Market Committee ("FOMC") increased the target federal funds rate eleven times for a total rate increase of 5.25%. Since this time, the FOMC has subsequently lowered the target federal funds rate by 1.50% through October 29, 2025. Additional rate changes are possible in future periods. We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of September 30, 2025, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which introduce a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As countries continue to enact and refine the Pillar 2 rules, we will evaluate the impact on our financial position.
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
•In May 2025, we along with TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction was completed in October 2025.
In October 2025, we invested approximately $578 million for approximately 35% of the equity in the limited partnership, for an approximately $1.9 billion enterprise valuation. The partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after closing of the AvidXchange acquisition, we will have the right to acquire all of the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If, in fact, we achieve our business plan, then this could represent an attractive valuation. If we do not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we are required to guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital. If the partnership sells AvidXchange in 2029 for approximately a similar valuation as today’s acquisition price, there will be no requirement to pay any minimum return.
•In July 2025, we announced, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, a firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha"). The acquisition is to be effected by means of a court-sanctioned scheme (the "Scheme") of arrangement under Part 26 of the UK Companies Act 2006. Alpha is a leading provider of B2B cross-border foreign exchange solutions to corporations and investment funds in the United Kingdom and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe. The transaction closed on October 31, 2025, and the results of Alpha will be reflected in our Corporate Payments segment beginning in the fourth quarter of 2025.
•In July 2025, we announced the divestiture of one of our legacy lower growth private label fuel card portfolios for approximately $60 million. Revenues generated from the portfolio are included in our Vehicle Payments segment. The transaction closed in October 2025.
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

Results of Operations
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
The following table sets forth selected unaudited consolidated statements of income for the three months ended September 30, 2025 and 2024 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2025	% of Total Revenues, net	Three Months Ended September 30, 2024	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$553.2	47.2%	$506.8	49.0%	$46.4	9.2%
Corporate Payments	409.7	34.9%	321.9	31.0%	87.9	27.3%
Lodging Payments	127.0	10.8%	134.0	13.0%	(7.0)	(5.2)%
Other	82.6	7.0%	66.5	6.0%	16.0	24.1%
Total revenues, net	1,172.5	100.0%	1,029.2	99.0%	143.3	13.9%
Consolidated operating expenses:
Processing	248.8	21.2%	223.7	21.7%	25.1	11.2%
Selling	117.6	10.0%	94.2	9.1%	23.5	24.9%
General and administrative	178.6	15.2%	153.7	14.9%	25.0	16.2%
Depreciation and amortization	93.2	7.9%	89.5	8.7%	3.6	4.0%
Other operating, net	11.2	—%	—	—%	11.2	—%
Operating income	523.1	44.6%	468.1	45.5%	55.0	11.7%
Other expense, net	1.4	0.1%	0.4	—%	1.0	NM
Interest expense, net	100.0	8.5%	104.4	10.1%	(4.4)	(4.2)%
Loss on extinguishment of debt	—	—%	5.0	0.5%	(5.0)	NM
Provision for income taxes	143.3	12.2%	82.0	8.0%	61.3	74.7%
Net income	278.4	23.7%	276.3	26.8%	2.1	0.8%
Less: Net income (loss) attributable to noncontrolling interest	0.4	—%	(0.1)	—%	0.6	NM
Net income attributable to Corpay	$277.9	23.7%	$276.4	26.9%	$1.5	0.6%

Operating income by segment:
Vehicle Payments	$265.7		$244.3		$21.4	8.8%
Corporate Payments	177.5		136.9		40.6	29.7%
Lodging Payments	57.1		65.5		(8.4)	(12.8)%
Other	22.8		21.4		1.4	6.5%
Total operating income	$523.1		$468.1		$55.0	11.7%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,172.5 million in the three months ended September 30, 2025, an increase of 13.9% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 11%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 3% from acquisitions completed in 2024 and 2025. This growth was partially offset by approximately $9 million from the disposition of our merchant solutions business in December 2024.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact of approximately $3 million on our consolidated revenues for the three months ended September 30, 2025 over the comparable period in 2024. This positive impact was driven primarily by favorable foreign exchange rates of approximately

$13 million, driven by our Brazil, UK and Euro-denominated businesses, partially offset by the unfavorable impact of fuel price spreads of approximately $7 million and unfavorable fuel prices of approximately $3 million.
Consolidated operating expenses
Processing. Processing expenses were $248.8 million in the three months ended September 30, 2025, an increase of 11.2% compared to the prior period. Increases in processing expenses were primarily due to approximately $9 million of expenses related to acquisitions completed in 2024 and 2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth and the negative impact of foreign exchange rates of approximately $3 million. The increases were partially offset by the impact of the disposition of our merchant solutions business of approximately $4 million and lower bad debt expense of approximately $1 million
Selling. Selling expenses were $117.6 million in the three months ended September 30, 2025, an increase of 24.9% from the prior period. Increases in selling expenses were primarily due to marketing investments to drive future growth, increased commissions from higher sales volume, approximately $6 million of expenses related to acquisitions completed in 2024 and 2025 and the impact of foreign exchange rates of approximately $1 million.
General and administrative. General and administrative expenses were $178.6 million in the three months ended September 30, 2025, an increase of 16.2% from the prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments, approximately $4 million of expenses related to acquisitions completed in 2024 and 2025 and the impact of foreign exchange rates of approximately $2 million.
Depreciation and amortization. Depreciation and amortization expenses were $93.2 million in the three months ended September 30, 2025, an increase of 4.0% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures, $4 million of expenses related to acquisitions completed in 2024 and 2025 and the impact of foreign exchange rates of approximately $1 million.
Other operating, net. Other operating, net was $11.2 million in the three months ended September 30, 2025 and primarily relates to a loss recognized during the third quarter of 2025, as a result of a working capital adjustment for the December 2024 disposal of our merchant solutions business.
Consolidated operating income
Consolidated operating income was $523.1 million in the three months ended September 30, 2025, an increase of 11.7% compared to the prior period due to the reasons discussed above.
Other expense, net. Other expense, net was $1.4 million in the three months ended September 30, 2025, which primarily represents the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $100.0 million in the three months ended September 30, 2025, a decrease of $4.4 million from the prior period. The decrease in net interest expense was primarily due to lower interest rates and higher interest income from higher cash balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2025	2024
Term Loan A	5.81%	6.78%
Term Loan B	6.08%	7.13%
Revolving line of credit A & B (USD)	5.77%	6.77%
Revolving line of credit B (GBP)	5.57%	6.61%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended September 30, 2025, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense of $10.6 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $143.3 million and 34.0%, respectively, for the three months ended September 30, 2025, compared to $82.0 million and 22.9%, respectively, for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended September 30, 2025 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding taxes on interest income from intercompany notes.
The increase in the provision for income taxes and effective tax rate for the three months ended September 30, 2025 was driven primarily by (i) discrete taxes resulting from legal entity and tax restructuring actions taken by the Company to facilitate cross-border transactions, (ii) a decrease in excess tax benefits on stock option exercises, (iii) the adoption of Pillar Two legislation, which resulted in a global minimum tax at a rate of 15% that impacted two jurisdictions in which we operate and (iv) the geographic mix of earnings.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $277.9 million during the three months ended September 30, 2025.
Segment Results
Vehicle Payments
Vehicle Payments revenues were $553.2 million in the three months ended September 30, 2025, an increase of 9.2% from the prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 10%, new sales growth in our international markets, the favorable changes in foreign exchange rates on revenue of $9 million and the impact of acquisitions, which contributed approximately $6 million. These increases were partially offset by the disposition of our merchant solutions business in December 2024, which lowered revenue by approximately $9 million, the unfavorable impact of fuel price spreads of approximately $7 million and unfavorable fuel prices of approximately $3 million.
Vehicle Payments operating income was $265.7 million, an increase of 8.8% from the prior period. Vehicle Payments operating income increased in the three months ended September 30, 2025 primarily due to revenue growth discussed above, partially offset by the overall net unfavorable impact of the macroeconomic environment and the impact of the disposition of our merchant solutions business, which resulted in lower operating income of approximately $5 million. Vehicle Payments operating income and margin was also negatively impacted by an $11 million working capital adjustment for the December 2024 disposal of our merchant solutions business.
Corporate Payments
Corporate Payments revenues were $409.7 million in the three months ended September 30, 2025, an increase of 27.3% from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 17%, driven by 38% growth in spend volume, strong new sales in our payables and cross-border solutions, the impact of our acquisitions, which contributed approximately $28 million in revenues and the impact of favorable changes in foreign exchange rates. Corporate payments revenue per spend dollar decreased over the prior year due to the impact of new payables and cross-border enterprise clients.
Corporate Payments operating income was $177.5 million in the three months ended September 30, 2025, an increase of 29.7% from the prior period. Corporate Payments operating income increased primarily due to organic revenue growth, integration synergies and the impact of our acquisitions, partially offset by sales investments to grow the business and one-time integration expenses.
Lodging Payments
Lodging Payments revenues were $127.0 million in the three months ended September 30, 2025, a decrease of 5.2% from the prior period. The decrease in Lodging Payments revenues was primarily due to lower emergency-related activity and room night volume decreases in the workforce solution.
Lodging Payments operating income was $57.1 million in the three months ended September 30, 2025, a decrease of 12.8% from the prior period. Lodging Payments operating income and margin declined due to the reasons discussed above.
Other
Other revenues were $82.6 million in the three months ended September 30, 2025, an increase of 24.1% from the prior period, driven by the timing of gift card sales and increases in gift card transaction volume in our Gift business.
Other operating income was $22.8 million in the three months ended September 30, 2025, an increase of 6.5% from the prior period, primarily due to the reasons discussed above.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The following table sets forth selected unaudited consolidated statements of income for the nine months ended September 30, 2025 and 2024 (in millions, except percentages)*.

(Unaudited)	Nine months ended September 30, 2025	% of Total Revenues, net	Nine months ended September 30, 2024	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Vehicle Payments	$1,565.8	47.7%	$1,511.1	51.0%	$54.7	3.6%
Corporate Payments	1,154.3	35.2%	875.7	30.0%	278.6	31.8%
Lodging Payments	357.0	10.9%	367.7	13.0%	(10.7)	(2.9)%
Other	203.1	6.2%	185.6	6.0%	17.5	9.4%
Total revenues, net	3,280.2	100.0%	2,940.2	100.0%	340.1	11.6%
Consolidated operating expenses:
Processing	709.1	21.6%	640.3	21.8%	68.8	10.7%
Selling	341.0	10.4%	283.4	9.6%	57.6	20.3%
General and administrative	512.6	15.6%	458.7	15.6%	53.9	11.7%
Depreciation and amortization	276.7	8.4%	258.6	8.8%	18.1	7.0%
Other operating, net	11.2	0.3%	0.3	—%	10.9	NM
Operating income	1,429.6	43.6%	1,298.8	44.2%	130.8	10.1%
Other (income) expense, net	(5.1)	(0.2)%	7.8	0.3%	(12.9)	NM
Interest expense, net	290.8	8.9%	288.2	9.8%	2.6	0.9%
Loss on extinguishment of debt	1.6	—%	5.0	0.2%	(3.4)	NM
Provision for income taxes	336.0	10.2%	240.0	8.2%	95.9	40.0%
Net income	806.3	24.6%	757.7	25.8%	48.6	6.4%
Less: Net income attributable to noncontrolling interest	1.0	NM	(0.1)	—%	1.1	NM
Net income attributable to Corpay	$805.3	24.6%	$757.8	25.8%	$47.6	6.3%

Operating income by segment:
Vehicle Payments	$746.1		$712.0		$34.1	4.8%
Corporate Payments	474.6		362.1		112.4	31.0%
Lodging Payments	150.0		169.2		(19.2)	(11.4)%
Other	59.0		55.5		3.5	6.4%
Total operating income	$1,429.6		$1,298.8		$130.8	10.1%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $3,280.2 million in the nine months ended September 30, 2025, an increase of 11.6% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 10%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 4% from acquisitions completed in 2024 and 2025. This growth was partially offset by the negative impact of the macroeconomic environment and approximately $28 million from the disposition of our merchant solutions business in December 2024.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $68 million on our consolidated revenues for the nine months ended September 30, 2025 over the comparable period in 2024, driven primarily by unfavorable foreign exchange rates of approximately $36 million, mostly in our Brazil business, the unfavorable impact of fuel price spreads of approximately $20 million and the unfavorable impact of fuel prices of approximately $11 million.

Consolidated operating expenses
Processing. Processing expenses were $709.1 million in the nine months ended September 30, 2025, an increase of 10.7% compared to the prior period. Increases in processing expenses were primarily due to approximately $39 million of expenses related to acquisitions completed in 2024 and 2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth and higher bad debt of $9 million due to increased transaction volumes. The increases were partially offset by the impact of foreign exchange rates of approximately $10 million and the impact of the disposition of our merchant solutions business of approximately $14 million.
Selling. Selling expenses were $341.0 million in the nine months ended September 30, 2025, an increase of 20.3% from the prior period. Increases in selling expenses were primarily due to sales and marketing investments to drive future growth, increased commissions from higher sales volume and approximately $23 million of expenses related to acquisitions completed in 2024 and 2025. The increases were partially offset by the impact of foreign exchange rates of approximately $3 million.
General and administrative. General and administrative expenses were $512.6 million in the nine months ended September 30, 2025, an increase of 11.7% from the prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments and approximately $18 million of expenses related to acquisitions completed in 2024 and 2025. The increases were partially offset by lower stock-based compensation expense and the impact of foreign exchange rates of approximately $2 million.
Depreciation and amortization. Depreciation and amortization expenses were $276.7 million in the nine months ended September 30, 2025, an increase of 7.0% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and approximately $20 million of expenses related to acquisitions completed in 2024 and 2025. These increases were offset by the impact of foreign exchange rates of approximately $2 million.
Other operating, net. Other operating, net was $11.2 million in the nine months ended September 30, 2025 and primarily relates to a loss recognized during the third quarter of 2025, as a result of a working capital adjustment for the December 2024 disposal of our merchant solutions business.
Consolidated operating income
Operating income was $1,429.6 million in the nine months ended September 30, 2025, an increase of 10.1% compared to the prior period. The increase in operating income was primarily due to the reasons discussed above.
Other (income) expense, net. Other income, net was $5.1 million in the nine months ended September 30, 2025 primarily due to a gain upon the disposition of a cost method investment in the second quarter of 2025, partially offset by the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $290.8 million in the nine months ended September 30, 2025, an increase of $2.6 million from the prior period. The increase in interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates and higher interest income due to higher cash balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30,
(Unaudited)	2025	2024
Term Loan A	5.80%	6.80%
Term Loan B	6.08%	7.16%
Revolving line of credit A & B (USD)	5.80%	6.78%
Revolving line of credit B (GBP)	5.57%	6.60%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the nine months ended September 30, 2025, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $30.3 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $336.0 million and 29.4% for the nine months ended September 30, 2025, compared to $240.0 million and 24.1% for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur.
The increase in the provision for income taxes and effective tax rate for the nine months ending September 30, 2025 over the comparable period in 2024 was primarily driven by (i) discrete taxes resulting from legal entity and tax restructuring actions taken by the Company to facilitate cross-border transactions, (ii) decreases in state taxes realized in the comparable period in 2024 due to adjustments of state tax apportionment percentages, (iii) new state apportionment rules in 2025 resulting in the revaluation of deferreds at a higher tax rate, (iv) the adoption of Pillar Two legislation in 2025, which resulted in a global minimum tax at a rate of 15% that impacted two jurisdictions in which we operate and (v) the geographic mix of earnings.

Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $805.3 million in the nine months ended September 30, 2025, an increase of 6.3% from the prior period.
Segment Results
Vehicle Payments
Vehicle Payments revenues were $1,565.8 million in the nine months ended September 30, 2025, an increase of 3.6%, from the prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 9% driven by 7% growth in transaction volumes, new sales growth and the impact of acquisitions, which contributed approximately $19 million in revenue. These increases were partially offset by unfavorable exchange rates on revenue of $37 million, the disposition of our merchant solutions business in December 2024, which lowered revenue by approximately $28 million, the unfavorable impact of fuel price spreads of approximately $20 million and unfavorable fuel prices of approximately $11 million.
Vehicle Payments operating income was $746.1 million in the nine months ended September 30, 2025, an increase of 4.8% from the prior period primarily due to organic revenue growth and the impact of our acquisitions discussed above, partially offset by the unfavorable macroeconomic environment and the impact of the disposition of our merchant solutions business, which resulted in lower operating income of approximately $16 million.
Corporate Payments
Corporate Payments revenues were $1,154.3 million in the nine months ended September 30, 2025, an increase of 31.8%, from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 18%, driven by a 26% growth in spend volume, strong new sales in our payables and cross-border solutions and the impact of our acquisitions, which contributed approximately $106 million in revenue. Corporate payments revenue per spend dollar decreased over the prior year due to the impact of new payables and cross-border enterprise clients.
Corporate Payments operating income was $474.6 million in the nine months ended September 30, 2025, an increase of 31.0% from the prior period. Corporate Payments operating income increased primarily due to reasons discussed above and integration synergies, partially offset by sales investments to grow the business and one-time integration expenses.
Lodging Payments
Lodging Payments revenues were $357.0 million in the nine months ended September 30, 2025, a decrease of 2.9% from the prior period. The decrease in Lodging Payments revenues was primarily due to a decline in revenue per room night in our airlines business from prior year, partially offset by room night volume increases in the workforce solution.
Lodging Payments operating income was $150.0 million in the nine months ended September 30, 2025, a decrease of 11.4% from the prior period. Lodging Payments operating income and margin declined from the prior period due to the reasons discussed above.
Other
Other revenues were $203.1 million in the nine months ended September 30, 2025, an increase of 9.4% from the prior period, driven by the timing of gift card sales and increases in gift card transaction volume, partially offset by declines in our payroll card business.
Other operating income was $59.0 million in the nine months ended September 30, 2025, an increase of 6.4% from the prior period due to the reasons discussed above.
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
At September 30, 2025, we had approximately $3.4 billion in total liquidity, consisting of approximately $1.4 billion available under our Credit Facility and unrestricted cash of $2.0 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border business.
We also utilize the Securitization Facility to finance a portion of our domestic receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging Payments business in the U.S. and the U.K. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2025, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2025 and 2024 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2025	2024
Net cash provided by operating activities	$687.2	$1,291.9
Net cash used in investing activities	$(282.9)	$(378.2)
Net cash (used in) provided by financing activities	$(102.3)	$176.2
Operating activities. Net cash provided by operating activities was $687.2 million in the nine months ended September 30, 2025, compared to $1,291.9 million in the comparable prior period. This decrease in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash used in investing activities was $282.9 million in the nine months ended September 30, 2025 compared to $378.2 million in the comparable prior period. The decrease in cash used for investing activities was primarily due to less spending on acquisitions completed in 2025 over the comparable period in 2024 and proceeds from the sale of a cost method investment during the second quarter of 2025. This decrease was partially offset by an increase in capital expenditures of $17.2 million due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash used in financing activities was $102.3 million in the nine months ended September 30, 2025 compared to net cash provided by financing activities of $176.2 million in the comparable prior period. This change in financing cash flows was primarily due to a decrease in net borrowings on our Credit Facility and Securitization Facility of $893.8 million partially offset by fewer repurchases of common stock in 2025 of $756.7 million over the comparable period in 2024.
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
At September 30, 2025, the interest rate on the Term Loan A was 5.64%, the interest rate on the Term Loan B was 5.91%, and the interest rate on the Revolving A and B facilities (USD borrowings) was 5.64%. The unused credit facility fee was 0.25% at September 30, 2025.
At September 30, 2025, we had $3.0 billion in borrowings outstanding on the Term Loan A, net of discounts and debt issuance costs, $3.1 billion in borrowings outstanding on the Term Loan B, net of discounts and debt issuance costs and $0.4 billion outstanding on the revolving credit facilities. We have unamortized debt issuance costs of $2.7 million related to the revolving credit facilities as of September 30, 2025 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $19.7 million related to our Term Loans at September 30, 2025 recorded in notes payable and other obligations, net of current portion within the Unaudited Consolidated Balance Sheets.

During the nine months ended September 30, 2025, we made borrowings of $750.0 million on the Term Loans, principal payments of $147.9 million on the Term Loans and net payments of $905.3 million on the revolving credit facilities.
As of September 30, 2025, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.
On November 5, 2025, we entered into the seventeenth amendment to the Credit Agreement. The amendment, among other things, (i) increases the aggregate commitments under the revolving credit facility by $1 billion to new total Revolver B commitments of $1.5 billion, and (ii) adds a new seven-year Term Loan B of $900 million. We used the Term Loan B and revolving credit facility proceeds to fund the Alpha acquisition.
The new Term Loan B has a maturity date of November 5, 2032. Interest on amounts outstanding under the new Term Loan B accrues based on the Secured Overnight Financing Rate plus a margin of 1.75%. The maturity dates and the interest rates for our revolving credit facility, Term Loan A commitments and existing Term Loan B commitments were unchanged by this amendment.
Securitization Facility
We are party to a $1.8 billion receivables purchase agreement among Fleetor Funding, LLC, as seller, PNC Bank, National Association as administrator, and various purchaser agents, conduit purchasers and related committed purchasers parties thereto. The Securitization Facility matures on the earlier of January 24, 2028 or the first maturity date of any loan under the Credit Agreement, which is June 24, 2027. At September 30, 2025, the interest rate on the Securitization Facility was 5.11%.
On November 3, 2025, we entered into the Sixth Amended and Restated Receivables Purchase Agreement to our Securitization Facility. The amendment, among other things, (i) increased the Securitization Facility commitment from $1.8 billion to $2.3 billion, (ii) extended the maturity of the Securitization Facility to November 3, 2028, (iii) added three UK-based originators and (iv) lowered the program pricing by 9 basis points.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of September 30, 2025.
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
We have four uncommitted overdraft facilities with a combined capacity of $205.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus either 1% or 1.25% or (b) SOFR plus 1.25%. As of September 30, 2025, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of February 20, 2026. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of September 30, 2025, we had no borrowings outstanding under the committed credit facility.

Cash Flow Hedges
As of September 30, 2025, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
$250	3.47%	1/31/2029
$250	3.47%	7/31/2029
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with $4.5 billion of unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month SOFR.
Our cash flow hedges resulted in a $12.2 million reduction in interest expense, net during the nine months ended September 30, 2025.
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
At September 30, 2025, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.150%	5/26/2026
Canadian Dollar (CAD)	$800	1.350%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $18.0 million in interest expense, net for the nine months ended September 30, 2025 related to these excluded components.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase up to $9.1 billion of our common stock from time to time until February 4, 2026. Since the beginning of the Program through September 30, 2025, 33,951,728 shares have been repurchased for an aggregate purchase price of $8.1 billion, leaving us up to $1.0 billion of remaining authorization available under the Program for future repurchases of shares of our common stock.
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
Acquisition
In July 2025, we announced, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, a firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha"). The acquisition is to be effected by means of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006. Alpha is a leading provider of B2B cross-border foreign exchange solutions to corporations and investment funds in the United Kingdom and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe.
On July 23, 2025, we entered into a bridge term loan credit agreement with BOFA Securities, Inc., Barclays Bank PLC and JPMorgan Chase Bank, N.A., along with other syndicates, pursuant to which, among other things, those lenders have committed to provide debt financing, consisting of a £1.875 billion bridge facility (the “Bridge Facility”), to fund the cash consideration payable pursuant to the acquisition and to fund costs and expenses in connection with the acquisition should we decide to utilize the bridge term loan for such purposes.
On October 31, 2025, we completed the acquisition of all of the ordinary shares of Alpha for £42.50 in cash for each Alpha share upon the terms as described in the Rule 2.7 Announcement, resulting in an aggregate purchase price of approximately £1.8 billion in cash. The aggregate cash consideration paid in the transaction was funded with borrowings under our Credit Facility, as described further above. We did not utilize the bridge term loan for the financing of the acquisition. The bridge term loan facility expired on November 7, 2025.
The results of Alpha will be reflected in our Corporate Payments segment and financial statements during the fourth quarter of 2025.
Asset Divestiture
In July 2025, we announced the divestiture of one of our legacy lower growth private label fuel card portfolios for approximately $60 million. Revenues generated from the portfolio are included in our Vehicle Payments segment. The transaction closed during October 2025.
Strategic Partnership
In April 2025, we expanded our long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also includes an investment in our cross-border business with Mastercard acquiring a 2.8% interest in the cross-border business for $300 million. For six months starting on July 1, 2027 (subject to extension if investment closing is delayed), Mastercard will have the right to sell its interest back to us. If Mastercard does not exercise that right, for four months starting on April 1, 2028 (subject to extension if investment closing is delayed), we will have a reciprocal repurchase right. In each case, the purchase price is the amount of invested capital plus 8% per annum, compounded annually. The investment into our cross-border business is expected to close during the fourth quarter of 2025.

Minority Investment
In May 2025, we along with TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The take-private transaction was completed in October 2025.
In conjunction with the closing of the AvidXchange transaction in October 2025, we invested approximately $578 million for approximately 35% of the equity in the limited partnership for an approximately $1.9 billion enterprise valuation. The partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after closing of the AvidXchange acquisition, we will have the right to acquire all of the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If, in fact, we achieve our business plan, then this could represent an attractive valuation. If we do not exercise such right to acquire all of the remaining outstanding equity and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we are required to guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital. If the partnership sells AvidXchange in 2029 for approximately similar valuation as today’s acquisition price, there will be no requirement to pay any minimum return.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2025, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the -year ended December 31, 2024. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

	Revenues, net		Key Performance Metric
	Three Months Ended September 30, 2025		Three Months Ended September 30, 2025
(Unaudited)	2025	2024	2025	2024
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$553.7	$504.0	223.5	207.2
Impact of acquisitions/dispositions	—	2.8	—	(0.6)
Impact of fuel prices/spread	(9.9)	—	—	—
Impact of foreign exchange rates	9.4	—	—	—
As reported	$553.2	$506.8	223.5	206.7
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$407.3	$349.6	$68,225	$49,281
Impact of acquisitions/dispositions	—	(27.8)	—	(5,719)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	2.4	—	—	—
As reported	$409.7	$321.9	$68,225	$43,562
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$126.7	$134.0	8.9	10.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.3	—	—	—
As reported	$127.0	$134.0	8.9	10.1
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$82.0	$66.5	375.7	353.3
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.6	—	—	—
As reported	$82.6	$66.5	375.7	353.3

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$1,169.7	$1,054.2	Intentionally Left Blank
Impact of acquisitions/dispositions	—	(25.0)
Impact of fuel prices/spread[2]	(9.9)	—
Impact of foreign exchange rates[2]	12.7	—
As reported	$1,172.5	$1,029.2

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect the positive impact of movements in foreign exchange rates of approximately $13 million, partially offset by the negative impact of fuel price spreads of approximately $7 million and approximately $3 million negative impact from fuel prices.

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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Net income attributable to Corpay	$277,941	$276,397	$805,342	$757,791
Net income per diluted share attributable to Corpay	$3.91	$3.90	$11.28	$10.53
Stock-based compensation	27,592	28,506	74,826	80,593
Amortization[1]	70,759	60,883	200,962	175,622
Loss on extinguishment of debt	—	5,040	1,596	5,040
Integration and deal related costs	15,699	5,071	41,540	16,434
Restructuring and related costs[2]	3,427	2,190	9,557	8,444
Loss on disposition of business	11,171	—	11,171	—
Other[2]	2,171	(399)	2,638	7,646
Total pre-tax adjustments	130,819	101,291	342,290	293,779
Income taxes[3]	(34,739)	(23,179)	(90,195)	(70,682)
Discrete tax items[4]	31,201	—	37,132	—
Adjusted net income attributable to Corpay	$405,222	$354,509	$1,094,569	$980,888
Adjusted net income per diluted share attributable to Corpay	$5.70	$5.00	$15.34	$13.63
Diluted shares	71,131	70,901	71,373	71,976

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
[4] Represents discrete tax provision recognized in the third quarter of 2025 as a result of legal entity and tax restructuring actions taken by the Company to facilitate cross-border transactions and discrete non-cash tax provision recognized in the second quarter of 2025 related to the remeasurement of deferred tax assets and liabilities as a result of a tax law change in California.

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

The following table reconciles EBITDA, adjusted EBITDA and adjusted EBITDA margin to net income (in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Net income from operations	$278.4	$276.3	$806.3	$757.7
Provision for income taxes	143.3	82.0	336.0	240.0
Interest expense, net	100.0	104.4	290.8	288.2
Other expense (income), net	1.4	0.4	(5.1)	7.8
Depreciation and amortization	93.2	89.5	276.7	258.6
Loss on extinguishment of debt	—	5.0	1.6	5.0
Other operating, net	11.2	—	11.2	0.3
EBITDA	$627.5	$557.7	$1,717.5	$1,557.8

Stock-based compensation	$27.6	$28.5	$74.8	$80.6
Other addbacks[1]	21.6	8.5	60.4	27.2
Adjusted EBITDA	$676.7	$594.7	$1,852.7	$1,665.6

Revenues, net	$1,172.5	$1,029.2	$3,280.2	$2,940.2
Adjusted EBITDA margin	57.7%	57.8%	56.5%	56.6%

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
Forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•risks related to our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets;
•the impact of macroeconomic conditions, including any recession or economic downturn that has occurred or may occur in the future, and whether expected trends, including retail fuel prices, fuel price spreads, fuel transaction patterns, electric vehicles, retail lodging prices, foreign exchange rates and interest rates develop as anticipated and our ability to develop successful strategies in light of these trends;
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

•the risks of mergers, acquisitions and divestitures, such as our recent acquisition of a partnership interest in AvidXchange and our acquisition of Alpha, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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
As of September 30, 2025, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are not designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Except for the remediation described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until February 4, 2026. On November 5, 2024, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $9.1 billion. Since the beginning of the Program through September 30, 2025, 33,951,728 shares have been repurchased for an aggregate purchase price of $8.1 billion, leaving the Company up to $1.0 billion of remaining authorization available under the Program for future repurchases of shares of its common stock.
The following table presents information as of September 30, 2025, with respect to purchases of common stock of the Company made during the three months ended September 30, 2025 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2025 through July 31, 2025	603	$331.52	—
August 1, 2025 through August 31, 2025	607,404	$313.46	607,065
September 1, 2025 through September 30, 2025	3,478	$318.26	—	$993,176

[1] During the quarter ended September 30, 2025, pursuant to our Stock Incentive Plan, we withheld 4,420 shares, at an average price per share of $323.56, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

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

Item 6. Exhibits

Exhibit No.
2.1	Rule 2.7 Announcement, dated July 23, 2025 (incorporated by reference to Exhibit 2.1 of Corpay’s Current Report on Form 8-K filed with the SEC on July 23, 2025)

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

10.1
Seventeenth Amendment to the Credit Agreement, dated as of November 5, 2025 among Corpay Technologies Operating Company, LLC, as the Company, Corpay, Inc., as the Parent, Cambridge Mercantile Corp. (U.S.A.) as the additional borrower, Bank of America, N.A., as administrative agent and the foreign swing line lender, and the other lenders party hereto (incorporated by reference to Exhibit 10.1 of Corpay’s Current Report on Form 8-K filed with the SEC on November 5, 2025)

10.2
Co-operation Agreement, dated July 23, 2025, by and between Corpay and Alpha (incorporated by reference to Exhibit 10.1 to the registration’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on July 23, 2025)

10.3*
Sixth Amended and Restated Receivables Purchase Agreement, dated November 3, 2025, by and among FLEETCOR FUNDING LLC and CORPAY FUNDING (UK) Limited and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties

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

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on November 10, 2025.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Peter Walker	Chief Financial Officer (Principal Financial Officer)
Peter Walker