Form 10-K
period 2025-12-31
CORPAY, INC.
filed 2026-02-27
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________________
FORM 10-K
  __________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately
$22,608,739,528 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price as reported on the New York Stock Exchange.
As of February 17, 2026, there were 68,050,296 shares of common stock outstanding.

  __________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the 2026 Annual
Meeting of Shareholders are incorporated by reference into Part III of this report where indicated. The registrant's definitive
Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Corpay, INC.
FORM 10-K
For The Year Ended December 31, 2025

Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws.
Statements that are not historical facts, including statements about Corpay’s beliefs, assumptions, expectations and future performance, are forward-looking statements. Forward-looking statements can be identified by the use of words such as
“anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “expect,” “may,” “will,” “would,” “could” or “should,”
the negative of these terms or other comparable terminology and similar expressions.

These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements on preliminary information, internal estimates and management's assumptions, expectations and plans about future conditions, events and results. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this report in Item 1A, “Risk Factors,” and
Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement.
These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•risks related to our ability to successfully execute our strategic plan, manage our growth and achieve our performance targets;
•the impact of macroeconomic conditions, including any recession or economic downturn that has occurred or may occur in the future, and whether expected trends, including fluctuations in retail fuel prices and fuel price spreads, fuel transaction patterns, electric vehicle adoption, retail lodging prices, foreign exchange rates and interest rates develop as anticipated, and whether we are able to develop and implement successful strategies in light of these trends;
•our ability to attract new and retain existing partners, fuel merchants, and lodging providers, their promotion and support of our products, and their financial performance;
•our ability to successfully manage the derivative financial instruments that we use in our cross-border solutions to manage our exposure to various market risks, including changes in foreign exchange rates;
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
•the occurrence of fraudulent activity, data breaches or failures of information security controls, or other technology or cybersecurity-related incidents that may compromise our systems or customers’ information;
•any disruptions in the operations of our computer systems and data centers;
•the operational and political risks and compliance and regulatory risks and costs associated with international operations;
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
•the impact of regulations and related requirements relating to privacy, information security and data protection; derivative and hedging activities; use of third-party vendors and other third-party business relationships; and failure to comply with anti-money laundering (AML) and anti-terrorism financing laws;
•changes in our senior management team and our ability to attract, motivate and retain qualified personnel consistent with our strategic plan;
•tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations;
•the risks of mergers, acquisitions and divestitures, such as our recent acquisition of a partnership interest in AvidXchange and the acquisition of Alpha, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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

PART I
ITEM 1. BUSINESS
Introduction
Corpay, Inc. (the "Company") is a global corporate payments company that helps businesses and consumers better manage and pay their expenses in a simple, controlled manner. Corpay provides a broad suite of payment and spend management solutions, including accounts payable (AP) automation and cross-border payment solutions (including foreign exchange spot, forward and option transactions), commercial card programs (e.g., purchasing cards, business cards and virtual cards), vehicle payment solutions (e.g., fuel cards, toll payments and related services) and lodging payment solutions (e.g., hotel and extended stay bookings). Since its incorporation in 2000, Corpay has delivered payment and spend solutions with customized controls and robust capabilities that offer our customers a better way to pay. This results in our customers saving time and ultimately spending less. Corpay has been a member of the S&P 500 since 2018 and trades on the New York Stock Exchange ("NYSE")
under the ticker CPAY.
We estimate that businesses spend approximately $145 trillion annually in transactions with other businesses. In many instances, businesses lack the proper tools to monitor what is being purchased and employ manual, paper-based, disparate processes and methods to both approve and make payments for their business-to-business purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation errors, inaccurate reimbursement processing, account reconciliation errors, employee misuse and more.
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
•the majority of revenue is derived from business customers, which tend to have relatively predictable, consistent volumes;
•recurring revenue models that are volume-driven, resulting in predictable revenue;
•unique selling systems with common sales approaches, management and reporting;
•specialized technology platforms and proprietary payment acceptance networks, which we believe create competitive advantages and barriers to entry; and
•attractive EBITDA margins and strong cash flow conversion with relatively limited incremental infrastructure investment requirements.
We actively market and sell to current and prospective customers using a multi-channel, go-to-market strategy, which includes comprehensive digital channels, direct sales forces and strategic partner relationships. We sell stand-alone products and services and are currently deploying platforms where a single customer can use multiple products from one user interface. We compete with financial institutions that provide general purpose commercial card, accounts payable and cross-border payment products, as well as specialized providers offering more targeted solutions; and also with traditional payment methods such as cash, checks and manual processes. We supplement our organic growth strategy and sales efforts by pursuing attractive acquisition opportunities, which serve to strengthen and extend our market positions and create value faster. With a long, proven operating history, Corpay facilitates payments to or on behalf of millions of businesses around the world through multiple modalities.
Corpay has the following reportable segments: Corporate Payments, Vehicle Payments, Lodging Payments and Other. These
segments reflect how we organize and manage our global employee base, manage operating performance and execute on strategic initiatives. Our Corporate Payments solutions simplify and automate vendor payments and include AP automation, virtual cards, cross-border payments and purchasing and travel and entertainment ("T&E") card products. Our Vehicle
Payments solutions help control and monitor spending and include fuel card offerings, tolls and other complementary products.
Our Lodging Payments solutions help businesses manage their lodging costs, while simplifying the management of hotels and housing, both short and longer-term, while also providing traveler and end customer support.
Corporate Payments
Our Corporate Payments solutions help businesses streamline the management, processing and payment of their domestic and international invoices and make point-of-sale purchases for their employees. Companies can save time, reduce costs and manage business-to-business (B2B) payment processing more efficiently with our suite of Corporate Payment solutions, including cross-border payments, spend management solutions, AP automation, virtual cards and purchasing and T&E cards.
Cross-Border Payments – Our cross-border solution is used by our customers to pay international vendors, foreign office and personnel expenses and for profit repatriation and dividends via foreign current transactions structured with foreign currency spot trades, forward contracts and option contracts. We may use our own proprietary network, SWIFT international payments network, and even stablecoins, to move liquidity around the world. We also offer hedging and risk management services to customers, which helps them manage foreign exchange rate exposures in the course of doing business internationally. This solution may be sold in conjunction with our AP automation and virtual card solutions.
Trade settlement and payment delivery is facilitated through a global network of correspondent banks, in-country payment gateways and technology providers, enabling us to send payments to recipients in close to 200 countries and 145 currencies.
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
We also offer multi-currency bank accounts to our corporate and financial institutions customers and alternative bank account solutions tailored to the alternative investment industry (private equity, real estate, hedge funds) to handle complex, high-
volume, and cross-border transactions. These solutions are designed to give customers the ability to hold and manage funds in multiple currencies across different countries, with local accounts in different jurisdictions.
Spend Management – Our spend management solution provides customers with a unified platform to control, analyze and optimize employee-driven spend across the organization. By combining real-time transaction data from virtual cards, purchasing cards and T&E cards into a single system, Corpay delivers comprehensive visibility into corporate spend by vendor, category, cost center and geography. This transparency enables finance leaders to identify savings opportunities, reduce maverick spend, and make more informed budgeting and forecasting decisions.
The platform includes integrated expense management capabilities that automate expense capture, including mobile and digital receipt capture, approval workflows and reconciliation. Transactions flow directly from the point of purchase into configurable workflows, reducing manual processes, improving data accuracy and accelerating financial close cycles. Seamless integration with leading ERP and accounting systems enables automated coding, posting and reporting.
Corpay’s spend management solution also incorporates advanced analytics, including artificial intelligence (AI) enabled capabilities, to enhance spend oversight and decision-making. These capabilities help automatically categorize spend, identify anomalies and surface actionable insights related to policy compliance, potential fraud and optimization opportunities, enabling customers to proactively manage spend and strengthen financial controls.
AP Modernization – We offer invoice and payments automation solutions with options that are purpose-built for the simplest small business to the most complex large enterprise. We initiate, manage and guarantee payment of all company-approved bills to all domestic and international vendors through whichever payment modalities the vendors allow, such as virtual card, automated clearing house (ACH), wire or check. Our mid-market/enterprise solution meets the needs of the most complex global enterprises with multiple organizational hierarchies, approval workflows, locations, bank accounts, robust on-demand reporting and seamless integration with Enterprise Resource Planning (ERP) systems. We also provide rich data on the remittance to the vendor, regardless of payment modality, which facilitates invoice reconciliations and payment posting.  By automating the process of paying vendors, businesses of all sizes can reduce the time, costs and fraud risks associated with their payment processes and focus on operating their businesses.
Virtual Card – Our virtual card solution provides a single-use card number for a specific amount, usable within a defined timeframe. Virtual cards provide enhanced security relative to checks while reducing total payment costs for our customers.
Full remittance data accompanies each virtual card payment, providing significant reconciliation advantages to ACH and check payments. We have integrated our virtual card offering into most leading enterprise resource planning (ERP) systems, providing a seamless experience for our customer's accounts payable personnel.
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
Our virtual card solution operates on the Mastercard network. Our customers’ ERP systems are directly integrated with our issuing system, and merchants must be enrolled in our proprietary vendor network to accept our virtual card solution. This two-
sided transaction, where both payor and receiver are in our network, provides substantial payment security relative to paper checks or ACH.

Purchasing and T&E Cards – Our purchasing and travel & entertainment (T&E) card solutions enable secure, controlled payment for employee-driven operational and travel-related expenses while also delivering meaningful financial benefits to our customers. These card programs are designed to replace manual reimbursement and purchase order processes with streamlined, auditable card transactions that improve efficiency, enhance visibility and reduce administrative burden.
Customers benefit from robust, real-time spend controls that extend beyond traditional card limits. Administrators can configure policies by employee, role, department, location or project, and enforce merchant category restrictions, transaction and daily limits, time-based usage rules and approval thresholds. These controls help prevent out-of-policy spend before it occurs, reduce fraud risk and ensure compliance with internal policies.
In addition to operational efficiency, Corpay’s purchasing and T&E cards provide access to flexible credit lines and rebate opportunities that can improve cash flow and reduce net spending costs. Customers can leverage card-based credit to better align cash outflows with business cycles, while rebate programs allow them to earn returns on eligible spend. When deployed alongside our AP automation and virtual card solutions, purchasing and T&E cards enable customers to optimize payment modality by spend type and supplier, increasing electronic payment adoption and strengthening overall spend governance.
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
For our consumer customers, our Vehicle Payments solutions provide seamless, mobile first digital experiences when paying for certain vehicle related expenses, removing the friction associated with alternative payment methods and having to use multiple service providers.
We utilize both proprietary and third-party payment acceptance networks to deliver our Vehicle Payments solutions. In our proprietary networks, which tend to be geographically distinct and unique to the markets we serve, transactions are processed on applications and operating systems owned and operated by us, and only at select participating merchants with whom we have contracted directly for acceptance. These proprietary networks generally provide us with better economics, as we control more of the transaction, and pass-through richer data because of how the networks and point-of-sale software are configured.
Third-party networks are operated by independent parties, such as MasterCard and VISA, and tend to be more broadly accepted, which is the primary benefit compared with our proprietary networks, although merchant economics tend to be inferior.
Our Vehicle Payments solutions are subject to seasonal fluctuations during the first and fourth quarter each year due to the weather, holidays in the U.S. and lower business levels in Brazil due to summer break and the Carnival celebration.
Fuel – Our fuel solutions are used by customers to pay and control spending for fuel for vehicles and fleets. Our fuel solutions are fuel type agnostic (fossil fuel, electricity, etc.). We offer fuel solutions primarily to businesses and public sector entities who operate vehicle fleets, and, in some cases, to consumers in Brazil, Mexico and Europe. At the most basic level, we provide the measurement of fuel used and facilitate the payment for that fuel to the merchant, whether that fuel be diesel, gasoline, compressed natural gas or electricity, while also providing online control, reporting and tracking capabilities to fleet operators.
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
Many of our solutions also have additional capabilities. For example, we can enable the fuel card to allow customers to purchase a limited set of non-fuel items, such as oil, tolls, parking and vehicle maintenance supplies and book and pay for vehicle maintenance. Our proprietary EV networks in the U.K. and western Europe, combined with our Mastercard network in the U.S., offer access to hundreds of thousands of charge points and the management of at-home charging, while also delivering additional value-added services through a mobile app, including the ability to locate and route to a charge-point, charge-point recharging speed, pricing and availability. Our EV home-charging software solution is aimed at fleets that need to accurately reimburse drivers for charging that takes place at home for business purposes, capturing, measuring and accurately pricing relevant charging sessions and is directly integrated with energy companies to facilitate direct payment, thus bypassing the home energy account. We are actively expanding our EV footprint to accommodate charging in the U.S., U.K. and Europe.
We also provide program management services to major oil companies, leasing companies and fuel marketers, which allow these partners to outsource the sales, marketing, credit, service and system operations of their branded fuel card portfolios. Our fuel partners include Arco, Speedway, Casey's and fuel marketers of all sizes. On the EV side, we also provide similar modular solutions to vehicle Original Equipment Manufacturers (OEMs) and vehicle leasing specialists who wish to distribute on-road
EV charging solutions to consumers buying an EV. We would typically either white-label our charging app or integrate directly via application programming interface (API) with vehicle OEMs to deliver access to our products. Our vehicle OEM partners include Renault, NIO, Polestar and Jaguar-Land Rover and our vehicle leasing partners include Ayvens and Arval.
Tolls & Parking – Operated primarily in Brazil, we are a leading electronic toll payments provider to businesses and consumers in the form of radio frequency identification (RFID) tags affixed to vehicle windshields. Our tolls solution primarily operates on our proprietary Sem PararTM network, which processes transactions for more than 7.5 million tagholders on 100% of the toll roads that accept RFID across Brazil. We provide convenience and faster travel for customers, while also reducing manual labor and cash handling at merchants’ toll booths. Our tolls solution also provides commercial customers with driver routing controls and fare auditing, mostly in the form of vehicle type and axle count configuration.
Our tags may also be used at approximately 8,300 participating merchant locations to purchase goods and services while in the vehicle, such as parking, fuel, car washes and meals at drive-through restaurants. At merchant locations, payment via electronic tags is faster, safer and more secure for customers, which in turn increases loyalty and throughput for merchants and eliminates the handling of cash.
Our customers may also use the Sem Parar super app with more than 30 different vehicle-related features, including vehicle registration payments, car pricing comparison, off-site parking and EV charging among other features with over four million quarterly active users.
Vehicle Compliance – Our apps for mobile devices in Brazil allow millions of drivers to pay for vehicle taxes, vehicle registration and parking and fines instantly. These solutions help drivers manage and monitor their vehicle's and license's compliance by leveraging technology and data in consolidated and efficient platforms. We are connected with 100% of Brazil's
State Department of Motor Vehicles, providing convenience and a fluid experience for drivers. We offer services using the Sem
PararTM super app and through standalone apps, which have over 4 million active users combined.
Auto Insurance and Road Assistance – We offer a variety of auto insurance and roadside assistance services to our customer base through a physical sales channel with more than four million policies issued so far. Services are rendered in partnership with major insurance companies including Metlife, Inc., Suhai Suguradora and others, which hold the underwriting risks to our customers.
Fleet Maintenance – We provide a SaaS-based vehicle management solution that helps major leasing companies, as well as fleet operators of all sizes, to manage their vehicle maintenance, service and repair needs primarily in the U.K., and also in
Germany, France, the Nordics, Ireland, Australia and Portugal. This solution is provided through our proprietary maintenance and repair network, which, in the U.K., processes transactions for fleet customers at approximately 9,000 service centers. The same platform also provides leasing companies with the ability to manage the re-marketing of leased vehicles and any ad-hoc vehicle rental needs. In addition, we offer compliance services to the U.K.’s heavy goods (truck) operators, workshops and drivers. Also, we are increasingly extending the platform for use in the small fleet and business-to-business-to-consumer
(B2B2C) space, enabling consumers to access our proprietary maintenance network at advantaged economics to them. Finally, we offer tire repair and management services to leasing companies and large fleets, servicing over one million vehicles across approximately 25,000 tire centers in Germany, Austria, Switzerland, Norway, Sweden, Finland, Czech Republic and Hungary.
Benefits – In Mexico and Brazil, we offer prepaid food vouchers or cards to employees via their employer that may be used as a form of payment at restaurants and grocery stores. Additionally, in Brazil, we offer prepaid transportation cards and vouchers that may be used by commuting employees as a form of payment on public transportation.
Lodging Payments
Our Lodging Payments solutions help businesses manage and control their lodging costs, simplify the management of offerings from hotels and long-term housing arrangements and provide traveler and end customer support. We serve lodging customers through three primary verticals: workforce, airlines and insurance. We offer lodging solutions to businesses primarily in North
America and the U.K. that have employees who travel overnight for work purposes, to airlines and cruise lines globally to accommodate both their traveling crews and stranded passengers and to North American residential property insurance policyholders displaced from their homes due to damage or catastrophe on behalf of property insurance carriers.

The size, scale and nature of our lodging customer base enables us to negotiate lodging nightly rates lower than the rates most companies could negotiate directly and below the rates available to the general public. We utilize both proprietary and third-
party networks where we provide access to deeply discounted hotel rooms with streamlined travel management programs, thereby providing enhanced controls and reporting, audit and tax management services. We also secure hotel rooms outside our proprietary networks in each of our solutions, including private homes in our insurance vertical. We use proprietary data management and payment processing systems to manage customer billings and reports, which, combined with our discounted hotel network, provide customers with potential savings and increased visibility into their lodging costs.
Workforce – Our workforce lodging solutions provide a comprehensive solution for business travel programs of any size and business profile, with the ability to scale to the needs of the customer. Our solution allows customers to find and book lodging online, via mobile app, directly with the hotel or by calling our travel support center. We provide full-service lodging management for short duration stays, project-based travelers and long duration stay programs. Our solution provides customers options, controls and insights they need to streamline their corporate lodging program and optimize their investment in travel.
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
Insurance – We provide temporary housing solutions for displaced residential policyholders of insurance carriers and catastrophe teams, serving at the request and approval of the insurance adjuster while delivering a seamless housing experience.
We partner with claims adjusters to determine the best housing solution for policyholders, including extended stay hotels and long-term housing, providing policyholders a mobile app to manage their temporary housing and receipts.
Other
Corpay provides other payments solutions that are not considered within defined segments.
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
Our gift solutions are subject to seasonal fluctuations as a result of consumer spending patterns. Historically, gift revenues have been strongest in the third and fourth quarters and weakest in the first and second quarters, as the retail industry has its highest level of activity during and leading up to the Christmas holiday season.
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
•Corporate Payments: Our corporate payments solutions compete with similar offerings from banks, but also with other companies like American Express and Coupa.
•Vehicle Payments: Our fuel solutions compete with similar offerings such as, WEX, U.S. Bank Voyager Fleet
Systems, Edenred, Sodexo, Alelo, Radius Payment Solutions and DKV. Our toll solutions compete with similar offerings such as, ConectCar, Veloe (Alelo) and Repom (Edenred). Our parking solutions compete with similar offerings such as ParkMobile, ParkHub, Parking BOXX and FLASH.
•Lodging Payments: Our lodging payments solutions compete with similar offerings from traditional travel management companies such as, American Express Global Business Travel, as well as in-house travel solutions at large corporations and airlines.
•Other: Our gift and payroll card solutions compete with similar offerings from Fiserv, other special-purpose card issuers and payroll companies.
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
•Proprietary Networks – Our specialized proprietary networks allow for unique data capture at the point-of-sale, providing an incremental value proposition to our customers. These proprietary networks also provide us with advantageous economics by providing attractive, captive spend to the merchant base.
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
Technology
Our technology provides continuous authorization of transactions, processing of critical account and customer information and settlement between merchants, issuing companies and individual commercial entities. We recognize the importance of state-of-

the-art, secure, efficient and reliable technology in our business and have made significant investments in our applications and infrastructure. In 2025, we spent approximately $408 million in capital and operating expenses to operate, protect and enhance our technology.
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
We maintain disaster recovery and business continuity plans. Our telecommunications and internet systems have multiple levels of redundancy to ensure the reliability of network service. In 2025, we achieved over 99.9% up-time for authorizations globally.
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
Human Capital
As of December 31, 2025, Corpay employed approximately 11,800 associates located in 34 countries around the world, with approximately 4,300 of those associates based in the U.S. At Corpay, we strongly believe that talent is a determinant of our performance and success. Our values-driven people programs, practices and policies have been developed to ensure we are able to attract, retain and develop the quality of talent necessary to advance our key initiatives and achieve our strategic objectives.
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
•People – we make the difference
•Collaboration – accomplish more together
As of December 31, 2025, females represented approximately 50% of our global workforce and approximately 17% of our senior leadership team, while minorities comprised approximately 32% of our domestic workforce and approximately 17% of our senior leadership team.
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
The Voice of the Employee
We continue to develop and refine our people programs based on feedback we receive directly from our workforce, which we gather through a survey of all employees globally. The participation rate for our 2025 survey was approximately 51%. Our employee engagement score in 2025 remained consistent with previous years. We believe our employee proposition remains strong and we continue to attract and retain top talent. We continue to share the detailed engagement scores across the organization and analyze the results to understand differences by geography, demographics, job level and leader, and to identify opportunities for further improvement. We also conduct pulse surveys and focus groups to assess the ongoing engagement of our workforce.
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
Additional Information
We maintain a website at www.corpay.com. The information on our website is not incorporated by reference into this Annual
Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish the SEC in accordance with the Securities and Exchange Act of 1934, as amended ( the "Exchange
Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form
8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically at https://www.sec.gov.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our executive officers, with their respective ages as of
December 31, 2025. Our officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Ronald F. Clarke	70	Chief Executive Officer and Chairman of the Board of Directors
Peter Walker	52	Chief Financial Officer
Alan King	49	Group President—International Vehicle Payments
Armando L. Netto	57	Group President—Brazil Vehicle Payments and Strategic Transformation
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
Peter Walker has been our Chief Financial Officer ("CFO") since July 2025. Prior to joining Corpay, Mr. Walker served as the
CFO at Instructure Holdings, Inc. ("Instructure"), an education technology company, from November 2023 to July 2025.
During his tenure with Instructure, Mr. Walker led the privatization of Instructure with its sale to Kohlberg Kravis Roberts &
Co. Prior to Instructure, Mr. Walker was CFO of Sterling Check Corp., a company providing pre-employment background checks, from July 2019 to November 2023, and CFO of Jackson Hewitt Tax Service Inc. ("Jackson Hewitt"), a tax preparation service from July 2017 to May 2018. Prior to Jackson Hewitt, Mr. Walker spent over 17 years at Assurant, Inc. in finance, accounting and strategy roles, finishing his career there as Global Chief Strategy Officer.
Alan King has served as our Group President — International Vehicle Payments since December 2023 and prior to that was our
Group President of Global Fleet since May 2022. Mr. King joined Corpay in August 2016 and served as our President - U.K.,
Australia and New Zealand, based in London, until June 2019. From July 2019 to April 2022, Mr. King was Group President of
Europe, Australia and New Zealand Fuel. Prior to joining us, Mr. King worked at Mastercard Inc. ("Mastercard") where he was most recently Managing Director, MasterCard Prepaid Management Services. During his 11 year career at Mastercard, Mr.
King held the roles of Group Head, Global Prepaid Solutions, Group General Manager for Market and Business Development
in the U.K. & Ireland and General Manager, Global Accounts. Prior to Mastercard, Mr. King held leadership positions at VISA
Inc. in the CEMEA region from 2003 to 2005 and at Citigroup Inc. from 1998 to 2003, largely across commercial payments in international markets. Mr. King spent the early part of his career in the telecom and automotive industries, in various sales and marketing roles covering Europe.
Armando L. Netto is our Group President — Brazil Vehicle Payments and Strategic Transformation as of January 2026. From
December 2023 to December 2025, Mr. Netto served as our Group President — Brazil and U.S. Vehicle Payments and prior to that was our Group President – Brazil since June 2014. Prior to joining us, Mr. Netto led IT Services for TIVIT, an IT and business process outsourcing (BPO) services company, from 2006 to 2014, where he led the integration of functional areas into the business unit, focused on onboarding new clients and ensuring service quality. Prior to TIVIT, Mr. Netto held various leadership roles with Unisys Corporation and McKinsey & Company, where he gained international experience in Europe supporting clients in the U.K., France, Austria, Portugal and the Netherlands.

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
Our ability to provide reliable service to customers, cardholders and other network participants depends upon uninterrupted operation of our data centers and call centers as well as third-party labor and services providers. Incidents affecting these third parties, including disruptions, system outages, technology failures or vulnerabilities, capacity constraints, insolvency, or other cybersecurity incidents could disrupt our services and extend recovery times beyond our control. Our business involves processing large numbers of transactions, the movement of large sums of money and the management of large amounts of data.
We rely on the ability of our employees, contractors, suppliers, systems and processes to complete these transactions in a secure, uninterrupted and error-free manner.
Our subsidiaries operate in various countries and country-specific factors, such as power availability, telecommunications carrier redundancy, embargoes and regulations can adversely impact our information processing by, or for, our local subsidiaries.
We engage backup facilities for each of our processing centers for key systems and data. However, there could be material delays in fully activating backup facilities depending on the nature of the breakdown, security breach, cyberattack or catastrophic event (such as fire, explosion, flood, pandemic, natural disaster, power loss, telecommunications failure or physical break-in). Although, we have controls and documented measures to mitigate these risks, these mitigating controls might not reduce the duration, scope or severity of an outage in time to avoid adverse effects. Disruptions could result in transaction delays or failure, financial losses, contractual penalties, regulatory scrutiny and damage to our reputation. In addition, evolving regulatory frameworks focused on operational resilience and incident reporting may increase our obligations and potential exposure arising from such events.
We may experience cybersecurity incidents, software defects, system errors, outages and development delays, which could damage customer relationships, decrease our profitability and expose us to liability.
Our business depends heavily on the reliability, availability and security of proprietary and third-party processing systems and cloud infrastructure. A system outage could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, ransomware or other cybersecurity incidents, technology failures, software or other vulnerabilities, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures, and that our controls may not be effective in all circumstances.
Our solutions are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, vulnerabilities or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our customers, we cannot assure that these measures will be successful in limiting our liability or covering all losses.
We also operate in an evolving regulatory environment for cybersecurity and data privacy. New or expanded disclosure or notification obligations could increase our compliance costs and exposure to enforcement or litigation following an incident.
We may not be able to adequately protect our systems or the data we collect from continually evolving cybersecurity and data-protection risks, which could subject us to liability and damage our reputation.
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
We are not aware of any recent material breach of our or our associated third parties’ computer systems, although we and others in our industry are regularly the subject of attempts by bad actors to gain unauthorized access to these computer systems and data or to obtain, change or destroy confidential data (including personal consumer information of individuals) through a variety of means.
Because techniques used to sabotage or obtain unauthorized access to our systems and the data we collect change frequently and may not be recognized until launched against a target, especially considering heightened threats and risks associated with artificial intelligence and other technologies, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Our ability to address incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Although we believe we have sufficient controls in place to prevent disruption and misappropriation and to respond to such attacks, any inability to prevent security breaches could have a negative impact on our reputation, expose us to liability, decrease market acceptance of electronic transactions and cause our present and potential clients to choose another service provider.
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

Risks related to our business and operations
If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers and partners.
The markets for our solutions are highly competitive and characterized by rapid technological change, frequent introduction of new products and services, evolving industry standards and evolving customer needs. We must respond to the technological advances offered by our competitors, including the use of artificial intelligence and the requirements of regulators and our customers and partners, in order to maintain and improve upon our competitive position and fulfill contractual obligations. We may be unsuccessful in expanding our technological capabilities and developing, marketing, selling or encouraging adoption of new or enhanced products and services that meet these changing demands, which could jeopardize our competitive position.
Similarly, if new technologies are developed that displace our offerings for use by businesses, we may be unsuccessful in adequately responding to customer practices and our transaction volume may decline. In addition, we regularly engage in significant efforts to upgrade our products, services and underlying technology, which may or may not be successful in achieving market acceptance or their intended purposes, and may require more time or investment than planned.
Artificial intelligence technologies, including machine learning and generative AI, are being rapidly adopted across the payments and enterprise software industries to improve automation, analytics, fraud detection, customer support and decision-
making. Our competitors, customers and partners may increasingly expect AI-enabled functionality and efficiencies in the solutions they purchase and use. If we do not identify, develop, license, acquire and integrate AI technologies into our products and operations on a timely basis, or if we are unable to obtain the data, computing resources or specialized personnel needed to do so cost-effectively, our products and services may become less competitive, we may experience slower growth, reduced transaction volumes, loss of customers or partners, and pressure on margins. In addition, AI-enabled products offered by competitors or third parties could disintermediate aspects of our offerings or reduce demand for certain of our solutions.
The solutions we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at high volumes and processing speeds. New or enhanced offerings can present performance, scalability or interoperability challenges, and any failure to deliver effective and secure products or services, or any performance issue that arises with a new product or service, could result in significant processing or reporting errors, customer dissatisfaction or other losses. We may rely on third parties to develop or co-develop solutions or to incorporate our solutions into broader platforms for commercial payments and adjacent use cases. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties.
In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, mobile payment applications, e-commerce services and other new offerings emerging in the payments technology industry, including with respect to domestic and international corporate payments, and EVs. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. Additionally, we may be unable to attract, develop and retain personnel with the skills necessary to execute our strategy in key locations and at the pace required. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete.
We operate in a competitive business environment, and if we are unable to compete effectively, our business, operating results, and financial condition would be adversely affected.
The market for our solutions is highly competitive, and competition could intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors in the Vehicle Payments solutions are small regional and large independent fleet card providers (some providing vouchers for food, fuel, tolls and transportation), major oil companies and petroleum marketers that issue their own fleet cards, banks and major financial services companies that provide card services to major oil companies and petroleum marketers. Corporate Payments solutions face a variety of competitors, some of which have greater financial resources, name recognition and scope and breadth of products and services.
Moreover, certain Corporate Payments competitors are able to operationalize and scale certain decentralized payment technologies quicker like cryptocurrencies. Competitors in the Lodging Payments solutions include travel agencies, online lodging discounters, internal corporate procurement and travel resources and independent lodging and services providers.
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
Some of our existing and potential competitors have longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships or greater financial and technical resources than we do. In addition, our larger competitors may have greater resources than we do to devote to the promotion and sale of their products and services and to pursue acquisitions. Many of our competitors provide additional and unrelated products and services to customers, such as treasury management, commercial lending and credit card processing, which allow them to bundle their products and services together and present them to existing customers with whom they have established relationships, sometimes at a discount. If price competition continues to intensify, we may have to increase the incentives that we offer to our customers, decrease the prices of our solutions or lose customers, each of which could adversely affect our operating results. In Vehicle Payments solutions, major oil companies, petroleum marketers and large financial institutions may choose to integrate fuel card services as a complement to their existing or complementary card products and services to adapt more quickly to new or emerging technologies, such as EVs, and changing opportunities, standards or customer requirements. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.
Overall, increased competition and services in our markets could result in intensified pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or a loss of, market share. We may not be able to maintain or improve our competitive position against our current or future competitors, which could adversely affect our business, operating results and financial condition.
Adverse effects on demand for our business-related products and services, from unfavorable macroeconomic conditions, weather conditions, natural catastrophes or public health crises or from changes to business purchasing practices, could adversely affect our financial condition and operating results.
Adverse macroeconomic conditions within the U.S. or internationally, including but not limited to recessions or economic downturns, inflation, rising or volatile interest rates, deteriorating credit conditions, labor shortages and disputes, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, terrorist attacks, prolonged or recurring government shutdowns, regional or domestic hostilities, and economic sanctions and export controls (including tariffs), as well as the prospect or occurrence of more widespread conflicts, rising energy prices, a slowdown of global trade, and reduced consumer, small business, government and corporate spending, have a direct impact on the demand for our business-related products, including fuel, lodging and payment services.
Similarly, prolonged adverse weather events, travel bans as a result of medical quarantine, geopolitical conflicts or in response to natural catastrophes, especially those that impact regions in which we process a large number and amount of payment transactions, could adversely affect our transaction volumes. While our lodging solutions generally benefit from weather-related events, disasters or catastrophic events in the future, including the impact of such events on certain industries or the overall economy, could have a negative effect on our business, results of operations and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and subsequent physical disruptions to supply chains.
Likewise, recent political, investor and industry focus on greenhouse gas emissions and climate change issues, as well as energy-transition dynamics and policies affecting fossil fuel demand, may adversely affect the volume of transactions or business operations of the oil companies, merchants and truck stop owners with whom we maintain strategic relationships, which could adversely impact our business.
In addition, our transaction volume mix could be adversely affected if businesses do not continue to use our offerings or they change and/or fail to increase their use of our offerings as a payment mechanism for their transactions.
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
We have significant amounts of cash, cash equivalents, receivables outstanding and other investments on deposit or in accounts with banks or other financial institutions in the U.S. and international jurisdictions. Among other services, certain banks and other financial institutions are lenders under our credit facilities, hold customer deposits for customers funds payable on demand and hold cash collateral received from customers for derivative transactions as part of our cross-border solution. We regularly monitor our concentration of, and exposure to, counterparty risk and actively manage this exposure to mitigate the associated risk. Despite these efforts, we may be exposed to the risk of default on obligations by, or deteriorating operating results or financial condition or failure of, these counterparty financial institutions. If one of our counterparty financial institutions were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover losses incurred as a result of default or to access or recover our assets that are deposited, held in accounts with, or otherwise due from, such counterparty may be limited due to the insufficiency of the failed institutions’ estate to satisfy all claims in full or the applicable laws or regulations governing the insolvency, bankruptcy, or resolution proceedings. We could also face liquidity constraints if we are unable to timely transfer or access funds, securities or collateral. In the event of default on obligations by, or the failure of, one or more of these counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
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
We are actively monitoring the changes and events and assessing the impact on our business. The extent, severity, duration and outcome of market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Responses by countries, such as sanctions, export controls and tariffs, will adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations or otherwise aggravate the other risk factors that we identify herein. We cannot predict the scope of macroeconomic factors because these measures are complex and evolving, and may require rapid changes to our products, services or customer onboarding and screening processes. Our efforts to comply with changes may be costly and time consuming and will divert the attention of management. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil or criminal proceedings, sanctions and other liabilities, which may have a material and adverse effect on our business, financial condition and results of operations. We continue to refine our business continuity plan, which includes crisis response materials designed to mitigate the impact of significant disruptions to our business, but there can be no assurance that our plan will successfully mitigate all disruptions.
In addition, conducting and expanding our international operations subjects us to other political, economic, technological, operational and regulatory risks and difficulties that we do not generally face in the U.S. including exchange controls, capital repatriation restrictions, shifting import and export regimes, evolving local payments regulations and heightened enforcement uncertainty. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving financial products, such as skimming and counterfeiting payment cards, account takeovers and identity theft. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other payment solutions and services or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could have a material adverse effect on our business, financial condition and results of operations.

Any decrease in our receipt of fees and charges, or limitations on our fees and charges, could adversely affect our business, results of operations and financial condition.
Our card solutions include a variety of fees and charges associated with transactions, cards, reports, optional services and late payments. Revenues for late fees and finance charges represented approximately 3% of our consolidated revenue for the year ended December 31, 2025. If the users of our cards decrease their transaction activity, or the extent to which they use optional services or pay invoices late, our revenue could be materially adversely affected. In addition, several market factors can affect the amount of our fees and charges, including the market for similar charges for competitive card products and the availability of alternative payment methods. Furthermore, regulators and Congress have passed, and continue to consider, new legislation and regulations that change the electronic payments industry’s pricing, charges and other practices related to its customers. Any restrictions on our ability to price our products and services, including caps on late fees and finance charges, network fee changes or requirements to modify billing, disclosure or dispute practices, could materially and adversely affect our revenue.
We are subject to risks related to volatility in the macroeconomic environment, which could adversely affect our revenue and operating results.
As a result of our foreign operations, we are subject to risks related to changes in currency rates for revenue generated in currencies other than the U.S. dollar. For the year ended December 31, 2025, approximately 51% of our revenue was denominated in currencies other than the U.S. dollar (primarily, Brazilian real, British pound, euro, Canadian dollar, Australian dollar, Mexican peso, Czech koruna and New Zealand dollar). Revenue and profit generated by international operations may increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Resulting exchange gains and losses are included in our net income.
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
We estimate during the year ended December 31, 2025, approximately 8% of our consolidated revenue was directly influenced by the absolute price of fuel. Approximately 4% of our consolidated revenue during the year ended December 31, 2025 was derived from transactions where our revenue is tied to fuel price spreads. When our fleet customers purchase fuel, certain arrangements in our Vehicle Payments solutions generate revenue as a percentage of the fuel transaction purchase amount and other arrangements generate revenue based on fuel price spreads. The fuel price that we charge to any Vehicle Payments customer is dependent on several factors including, among others, the fuel price paid to the fuel merchant, posted retail fuel prices and competitive fuel prices. The significant volatility in fuel prices can impact these revenues by lowering total fuel transaction purchase amounts and tightening fuel price spreads. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our Vehicle Payments customers, or the fuel price we charge to our Vehicle Payments customers decreases at a faster rate than the merchant’s wholesale cost of fuel.
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
The value of certain of our solutions depend, in part, on relationships with bank partners, oil companies, fuel and lodging merchants, truck stop operators, airlines, sales channels and other channels and partnerships to grow our business. The failure to maintain and grow existing relationships, or establish new relationships, could adversely affect our revenues and operating results.
The success of our solutions is in part dependent on our ability to maintain relationships with bank partners, major oil companies, petroleum marketers, closed-loop fuel and lodging merchants, truck stop operators, airlines, sales channels and other channels and partnerships (each of whom we refer to as our “partners”).

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
The loss of, failure to maintain, or failure to establish new relationships, or the weakness or decrease in size of companies with whom we maintain relationships, could adversely affect our ability to serve our customers, as well as adversely affect our solutions and operating results.
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
Furthermore, we facilitate payment and foreign exchange solutions for enterprises of all sizes using a global network of bank relationships. Increased regulation and compliance requirements are impacting these businesses and our bank relationships by making it more costly for us to provide our solutions or by making it more cumbersome for businesses to do business with us.
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
A significant source of our revenue comes from processing transactions through the Mastercard networks. In order to offer
Mastercard programs to our customers, one of our subsidiaries is registered as a member service provider with Mastercard through sponsorship by Mastercard member banks in both the U.S. and Canada. Registration as a service provider is dependent upon our being sponsored by member banks. If our sponsor banks should stop providing sponsorship for us or determine to provide sponsorship on materially less favorable terms, we would need to find other financial institutions to provide those services or we would need to become a Mastercard member, either of which could prove to be difficult and expensive. Even if we pursue sponsorship by alternative member banks, similar requirements and dependencies would likely still exist. In addition,
Mastercard routinely updates and modifies its membership requirements. Changes in such requirements may make it significantly more expensive for us to provide these services, or may require product or process changes within compressed timelines. If we do not comply with Mastercard requirements, it could seek to fine us, suspend us or terminate our registration, which allows us to process transactions on its networks. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing Mastercard payment processing services. If we are unable to find a replacement financial institution to provide sponsorship or become a member, we may no longer be able to provide such services to the affected customers.
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
There is increasing and, in some jurisdictions, diverging focus by governmental organizations, investors, employees, customers and partners, on ESG topics, including environmental stewardship, climate, diversity and inclusion, workplace conduct and related disclosure. Shifts in expectations, together with evolving climate and sustainability reporting regimes and anti-ESG trends, may require changes to our governance practices and increased compliance and disclosure costs, and will subject us to heightened scrutiny. Negative public perception, adverse publicity or negative social media commentary could damage our reputation if we do not, or are not perceived to, adequately address these issues or if we are viewed as over-emphasizing or under-emphasizing particular ESG positions. Any harm to our reputation could affect employee engagement and retention and the willingness of customers and partners to do business with us.
In addition, organizations that inform investors on corporate governance and sustainability matters, including ratings providers, proxy advisors and index compilers, continue to update their methodologies. Unfavorable ratings, downgrades, or exclusion from indices, as well as perceived misalignment with stakeholder expectations, may lead to negative investor sentiment, reduced demand for our securities and the diversion of investment to other companies or industries.
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
Further, an acquisition may negatively affect our operating results because it may require us to incur charges and substantial debt or other liabilities, may cause adverse tax consequences, substantial depreciation and amortization or deferred compensation charges, may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, and may include existing or future arrangements that obligate us to make substantial cash payments, such as contingent consideration, earn-outs, option exercise payments, guarantees or minimum return, make-whole commitments, or other payments that reduce our earnings during the quarter in which incurred and may result in insufficient financial return to offset acquisition costs.
For example, (a) our limited partnership agreement with TPG requires us, under specified circumstances, to deliver minimum return payments to third-party investors up to 1.6 times invested capital in connection with a subsequent sale or other exit event, and (b) Mastercard has a limited right to sell, or put, its interest back to the Company for a period of six months, after which, the Company has a limited six-month reciprocal right to repurchase, or call, Mastercard’s interest. Any payment under these provisions could be material, would reduce cash otherwise available upon a sale, and may require us to use cash or obtain additional financing, which may adversely affect our liquidity, leverage, covenant compliance and strategic flexibility.
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
If stablecoins and other blockchain-based payments achieve broad adoption, our cross-corder solutions could be impacted and we may be required to make significant investments in new technologies and compliance frameworks, any of which could materially adversely affect our business, financial condition and results of operations.
Stablecoins and blockchain-based payments are continuing to evolve and garnering attention from financial institutions, payment providers and end users. If we are unable to provide blockchain-based payments solutions to satisfy customer demand, there is a risk of decreased demand for our cross-corder solution. Because our cross-corder solution relies on carefully curated bank relationships, our exposure to these dynamics may be greater than that of certain competitors that are less dependent on traditional banking models.
The success of stablecoin and blockchain-based payments could increase price competition and diminish volume on our existing solutions. To remain competitive, we are integrating certain stablecoin and blockchain capabilities, but there is no assurance that our efforts will be sufficient. These efforts could require significant time and expense, specialized talent and technology, and may divert management attention. Our potential pursuit of stablecoin-enabled solutions could also increase our dependence on third parties that may experience outages, security incidents, insolvency, regulatory restrictions or changes in terms that impair our services or increase our costs. We cannot assure you that any such initiatives will be timely, successful or accepted by customers, or that they will offset any deterioration in our current offerings.
In addition, the regulatory landscape for stablecoins and blockchain-based payments remains unsettled. Changes in, or inconsistent application of, laws and regulations relating to stablecoins could impose new licensing obligations, operational controls, reporting and disclosure obligations or other burdens. If we or our partners are unable to obtain or maintain necessary approvals or licenses, or if regulatory authorities impose restrictions on stablecoin issuance, redemption, use or distribution, we may be required to modify, suspend or discontinue related services, potentially at short notice. Compliance with multiple, evolving regimes could increase cost and complexity.
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
Third parties have in the past, and could in the future, claim that our technologies and processes underlying our products and services infringe their intellectual property. In addition, to the extent that we gain greater visibility, market exposure and add new products and services, we may face a higher risk of being the target of intellectual property infringement claims asserted by third parties. We may, in the future, receive notices alleging that we have misappropriated or infringed a third party’s intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications that cover significant aspects of our technologies, processes or business methods. Any claims of infringement or misappropriation by a third party, even those without merit, could cause us to incur substantial defense costs and could distract our management from our business, and there can be no assurance that we will be able to prevail against such claims. Some of our competitors may have the capability to dedicate substantially greater resources to enforcing their intellectual property rights and to defending claims that may be brought against them than we do. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, potentially including treble damages if we are found to have willfully infringed a patent. A judgment could also include an injunction or other court order that could prevent us from offering our products and services. In addition, we might be required to seek a license for the use of a third party’s intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant time, effort and expense and might ultimately not be successful.
Third parties may also assert infringement claims against our customers relating to their use of our technologies or processes.
Any of these claims might require us to defend protracted and costly litigation or arbitration on their behalf, regardless of the merits of these claims, because under certain conditions we may agree to indemnify our customers from third-party claims of intellectual property infringement. If any of these claims succeed, we might be forced to pay damages on behalf of our customers, or to modify or cease offerings, which could adversely affect our business, operating results and financial condition.
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
identity theft protection programs; countering terrorist financing; anti-money laundering laws and regulations; and consumer protection laws and regulations. While a large portion of these regulations focuses on individual consumer protection, legislatures and regulators continue to consider whether to include business customers, especially smaller business customers, within the scope of these regulations. As a result, new or expanded regulation focusing on business customers or changes in interpretation or enforcement of regulations, as well as increased penalties and enforcement actions related to non-compliance, may have an adverse effect on our business and operating results, due to increased compliance costs and new restrictions affecting the terms under which we offer our products and services.
Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
As a service provider to certain of our bank sponsors, we may be subject to direct supervision and examination by certain government agencies. Rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. In addition, our bank partners are subject to regulation by federal and state banking authorities and, as a result, could pass through some of those compliance obligations to us or alter the extent or the terms of their dealings with us in ways that may have adverse consequences for our business.
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
Rules adopted under the Dodd-Frank Act by the CFTC in the U.S., provisions of the European Market Infrastructure Regulation and its technical standards in the U.K. and EU, as well as derivative reporting in Canada and Australia, subject certain of the foreign exchange derivative contracts we offer to our customers as part of our cross-border solutions to reporting, record keeping and other requirements. Additionally, certain foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the U.S., U.K., and EU or other jurisdictions.
Our compliance with these requirements has resulted, and may continue to result, in additional costs to our business and may impact our cross-border solution. Furthermore, our failure to comply with these requirements could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results. Additionally, the regulatory regimes for derivatives in the U.S., U.K. and EU, such as under the Dodd-Frank Act and the Markets in Financial
Instruments Directive (MiFID II) continue to evolve and changes to such regimes, our status under such regimes, our associated costs for entering into derivatives transactions or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivative contracts, may result in additional costs to our business. Other jurisdictions outside the U.S., U.K. and the EU are considering, have implemented, or are implementing regulations similar to those described above and these may result in greater costs to us as well.

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
If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level or internationally, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches or privacy non-compliance may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In the course of our business we contract with domestic and foreign government entities, including state and local government customers, as well as federal government agencies. As a result, we are subject to various laws and regulations that apply to companies doing business with federal, state and local governments. The laws relating to government contracts differ from other commercial contracting laws and our government contracts may contain unique pricing, audit, disclosure, data protection and compliance obligations that are not common among commercial contracts. In addition, we may be subject to investigation from time to time concerning our compliance with the laws and regulations relating to our government contracts. Our failure to comply with these laws and regulations may result in suspension of these contracts or administrative or other penalties.
Government budgets, policy shifts, prolonged or recurring government shutdowns and funding delays can affect the timing of awards, renewals and payments, and may reduce or pause spending under existing contracts or impede new awards. Any of the foregoing could adversely affect our business, operating results and financial condition.
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
At December 31, 2025, we had approximately $10.0 billion of debt outstanding under our Credit Facility and Securitization
Facility (each as defined herein). In addition, we are permitted under our credit agreement to incur additional indebtedness, subject to specified limitations. Our indebtedness currently outstanding, or as may be outstanding if we incur additional indebtedness, could have important consequences, including the following:

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
In addition, any financial turmoil affecting the banking system or financial markets could cause significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity and extreme volatility or distress in the fixed income, credit, currency and equity markets, which could have a material adverse impact on our business. We require liquidity and access to capital to fund our global operations, including providing collateral to bank counterparties, funding working capital and other cash needs, and financing acquisitions. Certain subsidiaries are authorized and supervised as payment and/or e‑money institutions and are subject to customer fund safeguarding requirements. These regimes permit safeguarding through segregation of customer funds in designated safeguarding accounts and, in certain cases, through insurance policies or comparable guarantees, and may permit a combination of methods.  We maintain a safeguarding and liquidity management framework intended to minimize the risk of loss or diminution of relevant funds through fraud, misuse, negligence or poor administration.
Our balance sheet includes significant amounts of goodwill and intangible assets. We have recently recorded impairment losses on these assets and any further impairment of a significant portion of these assets would negatively affect our financial results.
Our balance sheet includes goodwill and intangible assets that represent approximately 41% of our total assets at December 31,
2025. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions, which may increase in the future in connection with new acquisitions. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite-lived intangible assets are not amortized.
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
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We are subject to cybersecurity incidents and information theft risks in our operations, which we seek to manage through cybersecurity and information security programs, training and insurance coverage. To strengthen our security and cybersecurity defenses, we maintain a defensive approach to cybersecurity and information security designed to defend our systems against misuse, intrusions and cyberattacks and to protect the data we collect. We maintain continuous security monitoring and threat detection capabilities, including centralized logging and alerting, intended to support the timely identification and triage of cybersecurity events. Our processes to assess, identify and manage material risks from cybersecurity threats are strategically integrated into our overall risk management framework, as evidenced by annual risk assessments and required trainings across business lines and applications. Our information security program maintains procedures and controls for the systems, applications and our data and data of our third-party providers. We also maintain processes intended to identify, assess and prioritize vulnerability remediation, including regular scanning of our environment.
We have an established cybersecurity training program which is administered through online learning modules and is required for all employees at least annually. Such trainings cover topics such as password protection, phishing, the protection of confidential information and asset security, among others and educate employees on mechanisms in place to report cybersecurity incidents or suspicions of cybersecurity incidents or threats. Further, we maintain a cybersecurity incident response plan, which is managed by our Chief Information Security Officer (CISO) and is reviewed and tested annually. The incident response process is overseen by a security operations and cybersecurity incident response team comprised of members across the organization, including global management and IT operations and leverages an organizational-wide platform that allows us to track, manage and resolve information security risks across the organization. We conduct periodic exercises, including tabletop simulations, to evaluate readiness and drive continuous improvement.
Our information security program is designed to generally align with recommended practices in security standards issued by the
International Organization for Standardization (ISO), American Institute of Certified Public Accountants (AICPA, SSAE18),
National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), Payment Card Industry Data Security
Standard (PCI DSS) and other industry sources. Specifically, we strive to maintain ISO certifications (U.K.), SOC 1 and 2 Type
2 reports and PCI DSS reports on compliance to adhere to industry standard practices.
Our newly acquired businesses operate with independent cybersecurity programs and processes, which may vary in scope and complexity compared to our overarching cybersecurity framework, until they are fully integrated into our unified system, and during this integration period we seek to establish baseline security requirements and reporting expectations appropriate to the risk profile of the acquired business.
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
In order to oversee and identify risks from cybersecurity threats and incidents associated with our use of third-party service providers, we maintain a risk management program designed to help protect against the misuse of information technology. In addition to risk assessments and questionnaires obtained upon selection of a new service provider, we also perform annual third-party risk assessments to ensure these service providers continue to meet contractual obligations for cybersecurity, regulatory and industry requirements. We generally seek to include appropriate information security requirements in agreements with certain third-party service providers, including, where appropriate based on risk, incident notification obligations and rights to assess or validate the provider’s security controls.
Governance
Board of Directors Oversight

The Information Technology and Security Committee (ITSC) is responsible for providing oversight and leadership for our information technology security and cybersecurity planning processes, policies and objectives. The ITSC is composed of board members with both industry knowledge as well as expertise in technology and security, finance and risk management. The primary purpose of the committee is to review, assess and make recommendations regarding the long-term strategy for global information security and the evolution of our technology in a competitive environment. The ITSC receives cybersecurity updates in connection with its regularly scheduled meetings and more frequent briefings as needed regarding significant developments, including notable incidents and the status of key risk management initiatives.
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

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, Corpay, Inc. and its subsidiaries (collectively, the "Company") is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas and matters relating to compliance with laws and regulations (collectively, "legal proceedings"). Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
FTC Matter
In October 2017, the Federal Trade Commission (FTC) issued a Notice of Civil Investigative Demand to the Company for the
production of documentation and a request for responses to written interrogatories. After discussions with the Company, the
FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American fuel card business. The parties reached impasse primarily related to what the Company believed were unreasonable demands for redress made by the FTC.
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See
FTC v. FleetCor Technologies, Inc., No. 19-cv-05727 (N.D. Ga.). The complaint alleged the Company and Ron Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint sought among other things injunctive relief, consumer redress and costs of suit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. The Company cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section
5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint made the same factual allegations as the FTC’s original complaint filed in
December 2019. The FTC’s administrative action was stayed pending resolution of the case in federal court. On August 9,
2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke.
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission
ordered that the stay of the parallel Section 5 administration action will remain in place during the pendency of the Eleventh
Circuit appeal. On January 6, 2026, the Eleventh Circuit affirmed the judgment against the Company and affirmed the judgment against Ron Clarke except for one count, which was vacated and remanded. The Company intends to seek an en banc review by the full Eleventh Circuit.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker CPAY. As of December 31, 2025, there were 195 holders of record of our common stock.
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
The Company's Board has approved a stock repurchase program (as updated from time to time, the "Program"), originally announced on February 4, 2016, authorizing the Company to repurchase its common stock from time to time until December
31, 2026. On December 18, 2025, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to
$10.1 billion. Since the beginning of the Program through December 31, 2025, 35,659,347 shares have been repurchased for an aggregate purchase price of $8.6 billion, leaving the Company up to $1.5 billion of remaining authorization available under the
Program for future repurchases in shares of its common stock. There were 2,568,667 common shares totaling $0.8 billion in
2025; 4,211,818 common shares totaling $1.3 billion in 2024; and 2,597,954 common shares totaling $0.7 billion in 2023 repurchased under the Program. Repurchased shares are held as treasury stock on the Company's Consolidated Balance Sheets.
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
The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2025 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[1]	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
October 1, 2025 through October 31, 2025	447	$287.46	447
November 1, 2025 through November 30, 2025	1,051,745	$285.29	1,051,745
December 1, 2025 through December 31, 2025	655,427	$305.16	655,427	$1,492,988

[1] During the quarter ended December 31, 2025, pursuant to our Stock Incentive Plan, we withheld 776 shares, at a weighted average price per share of $286.66, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

PERFORMANCE GRAPH
The following graph assumes $100 invested on December 31, 2020, at the closing price ($272.83) of our common stock on that day and compares (a) the percentage change of our cumulative total stockholder return on the common stock (as measured by dividing (i) the difference between our share price at the end and the beginning of the period presented by (ii) the share price at the beginning of the periods presented) with (b) (i) the Russell 2000 Index, (ii) the S&P 500® Data Processing & Outsourced
Services and (iii) S&P 500.

$200.00
$150.00
$100.00
$50.00
12/31/20
12/31/21
12/31/22
12/31/23
12/31/2024
12/31/2025
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
The following discussion and analysis of our financial condition and results of operations generally discusses 2025 and 2024 items, with year-over-year comparisons between these two years. A detailed discussion of 2024 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-
K for the year ended December 31, 2024.
Executive Overview
Corpay is a global corporate payments company that helps businesses and consumers better manage and pay their expenses in a simple, controlled manner. Corpay provides a broad suite of payment and spend management solutions, including accounts payable automation and cross-border payment solutions (including foreign exchange spot, forward and option transactions), commercial card programs (e.g., purchasing cards, business cards and virtual cards), vehicle payment solutions (e.g., fuel cards, toll payments and related services) and lodging payment solutions (e.g., hotel and extended stay bookings). This results in our customers saving time and ultimately spending less. Corpay has been a member of the S&P 500 since 2018 and trades on the
New York Stock Exchange under the ticker CPAY.
We estimate that businesses spend approximately $145 trillion annually in transactions with other businesses. In many instances, businesses lack the proper tools to monitor what is being purchased and employ manual, paper-based, disparate processes and methods to both approve and make payments for their business-to-business purchases. This often results in wasted time and money due to unnecessary or unauthorized spending, fraud, receipt collection, data input and consolidation, report generation, reimbursement processing, account reconciliations, employee disciplinary actions and more.
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
Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the years ended
December 31, 2025 and 2024 (in millions, except per share amounts).

	Year Ended December 31,
	2025	2024
Revenues, net	$4,528.4	$3,974.6
Net income attributable to Corpay	$1,069.8	$1,003.7
Net income per diluted share attributable to Corpay[1]	$15.03	$13.97
[1] For 2025, Diluted earnings per share amounts are determined under the two-class method.
Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA,
Adjusted EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA, adjusted EBITDA and adjusted EBITDA margin for the years ended
December 31, 2025 and 2024 (in millions, except per share amounts and percentages).

	Year Ended December 31,
	2025	2024
Adjusted net income attributable to Corpay	$1,518.1	$1,364.1
Adjusted net income per diluted share attributable to Corpay	$21.38	$19.01
EBITDA	$2,347.2	$2,107.7
Adjusted EBITDA	$2,565.1	$2,270.8
Adjusted EBITDA margin	56.6%	57.1%
Adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA, adjusted
EBITDA and adjusted EBITDA margin are supplemental non-GAAP financial measures of operating performance. See the heading entitled “Management’s Use of Non-GAAP Financial Measures” for more information and a reconciliation of the non-
GAAP financial measure to the most directly comparable financial measure calculated in accordance with U.S. generally accepted accounting principles, or GAAP. We use adjusted net income attributable to Corpay, adjusted net income per diluted share attributable to Corpay, EBITDA, adjusted EBITDA and adjusted EBITDA margin to eliminate the effect of items that we do not consider indicative of our core operating performance on a consistent basis. These non-GAAP measures are presented solely to permit investors to more fully understand how our management assesses underlying performance and are not, and should not be viewed as, a substitute for GAAP measures and should be viewed in conjunction with our GAAP financial measures.
Sources of Revenue
Corpay offers a variety of payment solutions that help to simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 200 countries around the world today, although we operate primarily in three geographies, with approximately 79% of our business in the U.S., Brazil and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as consumers.
We report information about our operating segments in accordance with the authoritative guidance related to segments. We manage and report our operating results through the following three reportable segments: Corporate Payments, Vehicle
Payments and Lodging Payments. The remaining results are included within Other, which includes our Gift and Payroll Card businesses. These segments align with how the Chief Operating Decision Maker (CODM) allocates resources, assesses performance and reviews financial information.
Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net". See “Results of Operations” for additional segment information.
Revenues, net, by Segment. For the years ended December 31, 2025 and 2024, our segments generated the following revenues, net (in millions, except percentages):

	Year Ended December 31,
	2025		2024
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Corporate Payments	$1,635.1	36%	$1,221.9	31%
Vehicle Payments	2,138.7	47%	2,008.8	51%
Lodging Payments	469.5	10%	488.6	12%
Other	285.1	6%	255.3	6%
Consolidated revenues, net	$4,528.4	100%	$3,974.6	100%
*Columns may not calculate due to rounding. Other includes our Gift and Payroll Card operating segments.
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. Revenues from risk management products and foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market. In our cross-border business, our revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-
border business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. We also generate float revenue earned on invested customer funds in jurisdictions where permitted.
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
Revenues, net, by Geography Revenues, net by geography for the years ended December 31, 2025 and 2024, were as follows
(in millions, except percentages):

	Year Ended December 31,
	2025		2024
Revenues by Geography*	Revenues, net	% of total revenues, net	Revenues, net	% of total revenues, net
United States	$2,204.6	49%	$2,078.6	52%
Brazil	713.3	16%	594.3	15%
United Kingdom	642.3	14%	542.0	14%
Other	968.2	21%	759.7	19%
Consolidated revenues, net	$4,528.4	100%	$3,974.6	100%
*Columns may not calculate due to rounding.

Revenues, net, by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the years ended December 31, 2025 and 2024, were as follows (in millions except revenues, net per key performance indicator, and percentages)*:

	As Reported				Pro Forma and Macro Adjusted[1]
	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
CORPORATE PAYMENTS[2]
'- Revenues, net	$1,635.1	$1,221.9	$413.1	34%	$1,627.3	$1,390.5	$236.8	17%
'- Spend volume	$258,452	$172,054	$86,398	50%	$258,452	$197,447	$61,005	31%
'- Revenues, net per spend $	0.63%	0.71%	(0.08)%	(11)%	0.63%	0.70%	(0.07)%	(11)%
VEHICLE PAYMENTS
'- Revenues, net	$2,138.7	$2,008.8	$129.9	6%	$2,179.5	$1,998.6	$180.9	9%
'- Transactions	880.9	820.7	60.2	7%	880.1	822.6	57.5	7%
'- Revenues, net per transaction	$2.43	$2.45	$(0.02)	(1)%	$2.48	$2.43	$0.05	2%
'- Tag transactions[3]	92.0	86.5	5.5	6%	92.0	86.5	5.5	6%
'- Parking transactions	263.8	249.0	14.8	NM	263.8	249.0	14.8	6%
'- Fleet transactions	468.7	444.8	23.9	5%	467.9	446.7	21.2	5%
'- Other transactions	56.5	40.6	15.9	39%	56.5	40.6	15.9	39%
LODGING PAYMENTS
'- Revenues, net	$469.5	$488.6	$(19.0)	(4)%	$468.7	$488.6	$(19.9)	(4)%
'- Room nights	35.3	37.7	(2.4)	(6)%	35.3	37.7	(2.4)	(6)%
'- Revenues, net per room night	$13.30	$12.95	$0.35	3%	$13.27	$12.95	$0.33	3%
OTHER[4]
'- Revenues, net	$285.1	$255.3	$29.8	12%	$283.8	$255.3	$28.5	11%
'- Transactions	1,717.7	1,574.1	143.6	9%	1,717.7	1,574.1	143.6	9%
'- Revenues, net per transaction	$0.17	$0.16	$—	2%	$0.17	$0.16	$—	2%
CORPAY CONSOLIDATED REVENUES, NET
'- Revenues, net	$4,528.4	$3,974.6	$553.8	14%	$4,559.2	$4,133.0	$426.2	10%

[1] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[2] Corporate Payments revenue per spend dollar decreased over the prior year due to new payables and cross-border enterprise clients.
[3] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for 2025 was 7.7 million.
[4] Other includes Gift and Payroll Card operating segments
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
Organic revenue growth is a supplemental non-GAAP financial measure of operating performance. Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures, inclusive of changes in operational and capital structure, and non-recurring items that have occurred subsequent to that period. See the heading entitled “Management’s Use of
Non-GAAP Financial Measures” for more information and a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP. We believe that organic revenue growth on a macro-neutral, one-time and consistent acquisition/divestiture/non-recurring item basis is useful to investors for understanding the performance of Corpay.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso and New Zealand dollar, relative to the U.S. dollar. Approximately 49% and 52% of our revenues in 2025 and 2024, respectively, were derived in U.S. dollars and were not affected by foreign currency exchange rates. See “Results of Operations” for information related to foreign currency impact on our total revenues, net.
Our cross-border foreign risk management business aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. These contracts are subject to counterparty credit risk and liquidity risk from collateral calls.
We further manage the impact of economic changes in the value of certain foreign-denominated net assets by utilizing cross-currency interest rate swaps. See "Liquidity and capital resources" below for information regarding our cross-
currency interest rate swaps.
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 8% of revenues, net were directly impacted by changes in fuel price in both 2025 and 2024. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 4% and 5% of revenues, net were directly impacted by fuel price spreads in 2025 and 2024, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
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
•Interest rates—We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of
December 31, 2025, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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

Acquisitions, Investments and Dispositions
2025
•In February 2025, we acquired 100% of Gringo, a leading Brazil-based vehicle registration and compliance payment company, for approximately $153.7 million, net of cash of approximately $10.2 million. Immediately prior to the acquisition, we infused capital equal to the purchase price into Zapay, one of our less than wholly owned subsidiaries, in order for Zapay to complete the acquisition of Gringo. As a result of the capital infusion, our controlling interest in
Zapay increased to approximately 86%. This transaction, which was accounted for separately from the business acquisition, was recorded as an equity transaction. Gringo's digital app and national network help drivers in Brazil pay vehicle taxes, registration and fines. Results from Gringo are reported in our Vehicle Payments segment from the date of acquisition.
•In April 2025, we expanded our long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also includes an investment in our cross-border business with Mastercard acquiring a 2.3% interest for $300 million. The investment into our cross-border business closed on December 1, 2025. Mastercard has the right to sell, or put, its interest back to us for six months starting on
August 1, 2027. If Mastercard does not exercise that right, we will have a reciprocal repurchase, or call, right for six months starting on May 1, 2028. In each case, the purchase price is the $300 million of invested capital, plus 8% per annum, compounded annually.
•In May 2025, we formed a limited partnership with TPG that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”).
AvidXchange is a provider of AP automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction was completed in October 2025.
In October 2025, we invested approximately $578 million for approximately 35% of the equity in the limited partnership with TPG for an enterprise valuation of approximately $1.9 billion. The limited partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity in the limited partnership, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after the closing we will have the right to acquire all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital. If we do not exercise such right to acquire all of the remaining outstanding equity of the limited partnership and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we are required to guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital (the minimum return). If the partnership sells AvidXchange in 2029 for an approximately similar valuation as at acquisition, there will be no requirement to pay any minimum return.
•In July 2025, we announced, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, a firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha") to be
effected by means of a court-sanctioned scheme (the "Scheme") of arrangement under Part 26 of the U.K. Companies
Act 2006. Alpha is a leading provider of B2B cross-border foreign exchange solutions to corporations and investment funds in the U.K. and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe. On October 31, 2025, we completed the acquisition of all of the ordinary shares of Alpha for £42.50 in cash for each Alpha share upon the terms as described in the Rule 2.7 Announcement, resulting in an aggregate purchase price of approximately £1.8 billion, or $2.4 billion.
The aggregate cash consideration paid in the transaction was funded with borrowings under the Company's Credit
Facility (as defined below). Results from the Alpha acquisition have been included in our Corporate Payments segment from the date of acquisition, October 31, 2025.
•In July 2025, we announced the divestiture of our BP private label fuel card portfolio for approximately $60 million.
Revenues generated from the portfolio are included in our Vehicle Payments segment. The transaction closed in
October 2025.
•Subsequently, in February 2026, we signed a definitive agreement to sell PayByPhone, a mobile parking payments business within our Vehicle Payments segment to a third party for $450 million. The transaction is expected to close during the first half of 2026, subject to certain customary closing conditions.

2024
•In March 2024, we acquired 70% of Zapay, a Brazil-based digital mobility solution for paying vehicle-related taxes and compliance fees, for approximately $59.5 million, net of cash. As part of the agreement, we have the right to acquire the remainder of Zapay in four years. The majority investment in Zapay further scales our Vehicle Payments business in Brazil.
•In July 2024, we acquired 100% of Paymerang, a U.S. based leader in AP automation solutions, for approximately
$179.2 million, net of cash and cash equivalents and restricted cash acquired of $309 million. The acquisition expands our presence in several market verticals, including education, healthcare, hospitality and manufacturing. Results from
Paymerang are reported in our Corporate Payments segment.
•In December 2024, we acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $577.1 million, net of cash and cash equivalents acquired of $190.7 million. GPS provides business-to-business cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. Results from GPS are reported in our
Corporate Payments segment.
•In December 2024, we disposed of our merchant solutions business for $185.5 million, net of cash disposed. Results from our merchant solutions business were previously included in our Vehicle Payments segment.
•During the year ended December 31, 2024, we also completed asset acquisitions for approximately $6.7 million.

Results of Operations
Year ended December 31, 2025 compared to the year ended December 31, 2024
The following table sets forth selected financial information from the consolidated statements of income for the years ended
December 31, 2025 and 2024 (in millions, except percentages)*.

	Year Ended December 31, 2025	% of Total Revenue	Year Ended December 31, 2024	% of Total Revenue	Increase (Decrease)	% Change
Revenues, net:
Vehicle Payments	$2,138.7	47.2%	$2,008.8	50.5%	$129.9	6.5%
Corporate Payments	1,635.1	36.1%	1,221.9	30.7%	413.2	33.8%
Lodging Payments	469.5	10.4%	488.6	12.3%	(19.1)	(3.9)%
Other	285.1	6.3%	255.3	6.4%	29.8	11.7%
Total revenues, net	4,528.4	100.0%	3,974.6	100.0%	553.8	13.9%
Consolidated operating expenses:
Processing	969.2	21.4%	869.1	21.9%	100.1	11.5%
Selling	479.0	10.6%	380.9	9.6%	98.1	25.7%
General and administrative	733.0	16.2%	616.9	15.5%	116.2	18.8%
Depreciation and amortization	393.3	8.7%	351.1	8.8%	42.2	12.0%
Goodwill impairment	—	—%	90.0	2.3%	(90.0)	NM
Other operating, net	2.1	—%	0.8	—%	1.3	NM
Gain on disposition, net	(42.3)	(0.9)%	(121.3)	(3.1)%	79.0	NM
Operating income	1,994.1	44.0%	1,787.2	45.0%	207.0	11.6%
Other expense, net	47.0	1.0%	14.0	0.4%	33.0	236.5%
Interest expense, net	403.8	8.9%	383.0	9.6%	20.8	5.4%
Loss on extinguishment of debt	1.6	—%	5.0	0.1%	(3.4)	NM
Provision for income taxes	469.7	10.4%	381.4	9.6%	88.4	23.2%
Net income	1,071.9	23.7%	1,003.7	25.3%	68.2	6.8%
Less: Net income attributable to noncontrolling interest	2.1	NM	—	NM	2.1	NM
Net income attributable to Corpay	$1,069.8	23.6%	$1,003.7	25.3%	$66.1	6.6%

Operating income (loss) by segment:
Vehicle Payments	$1,074.7		$1,076.9		$(2.2)	(0.2)%
Corporate Payments	639.8		498.4		141.4	28.4%
Lodging Payments	194.7		223.4		(28.7)	(12.8)%
Other	84.9		(11.5)		96.4	NM
Total operating income	$1,994.1		$1,787.2		$207.0	11.6%
*The sum of the columns and rows may not calculate due to rounding.
NM - not meaningful
Consolidated revenues, net
Consolidated revenues were $4,528.4 million in 2025, an increase of 13.9% compared to the prior year. The increase in consolidated revenues was due primarily to organic growth of 10%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 5% from acquisitions completed in 2024 and 2025. This growth was partially offset by approximately $36 million, or 1%, from the disposition of businesses, and by the negative impact of the macroeconomic environment.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a negative impact of approximately $32 million on our consolidated revenues for 2025 over 2024, driven primarily by unfavorable fuel price spreads of approximately $18 million the unfavorable impact of fuel prices of approximately $11 million and unfavorable foreign exchange rates of approximately $2 million, mostly in our Brazil business.
Consolidated operating expenses
Processing. Processing expenses were $969.2 million in 2025, an increase of 11.5% compared to the prior year. Increases in processing expenses were primarily due to approximately $49 million of expenses related to acquisitions completed in 2024 and
2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth, and higher bad debt of $18 million due to increased transaction volumes. The increases were partially offset by the impact of foreign exchange rates of approximately $4 million and the impact of the disposition of our merchant solutions business of approximately $16 million.
Selling. Selling expenses were $479.0 million in 2025, an increase of 25.7% compared to the prior year. Increases in selling expenses were primarily due to sales and marketing investments to drive future growth, increased commissions from higher sales volume, and approximately $39 million of expenses related to acquisitions completed in 2024 and 2025.
General and administrative. General and administrative expenses were $733.0 million in 2025, an increase of 18.8% compared to the prior year. Increases in general and administrative expenses were primarily due to acquisition-related deal fees, information technology investments, approximately $62 million of expenses related to acquisitions completed in 2024 and 2025 and the impact of foreign exchange rates of approximately $3 million.
Depreciation and amortization. Depreciation and amortization expenses were $393.3 million in 2025, an increase of 12.0%.
Increases in depreciation and amortization expenses were primarily due to incremental investments in capital expenditures and approximately $41 million of expenses related to acquisitions completed in 2024 and 2025.
Goodwill impairment. During 2024, we recorded a non-cash goodwill impairment loss of $90.0 million, representing a partial impairment of the goodwill within our Payroll Card reporting unit, which is a component of our "Other" category.
Gain on disposition, net. During 2025, we recognized a net gain of approximately $53.4 million related to the October 2025 disposal of our BP private label fuel card portfolio within the U.S. division of our Vehicle Payments segment, which was partially offset by a loss recognized during the third quarter of 2025 due to a working capital adjustment related to the 2024 disposal of our merchant solutions business. During 2024, we recognized a net gain of $121.3 million related to the December
2024 disposal of our merchant solutions business, a non-core business within the U.S. division of our Vehicle Payments segment.
Consolidated operating income
Operating income was $1,994.1 million in 2025, an increase of 11.6% compared to the prior year. The increase in operating income was primarily due to the reasons discussed above.
Other expense, net. Other expense, net was $47.0 million in 2025, which primarily represents net losses related to our equity method investments of $25.4 million and the impact of fluctuations in foreign exchange rates on non-functional currency balances, $23.6 million of which was related to funding of the Alpha acquisition. These losses were partially offset by a gain upon the disposition of a cost method investment in the second quarter of 2025. Other expense, net was $14.0 million in 2024, which primarily represents the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense was $403.8 million in 2025, an increase of 5.4% compared to the prior year. The increase in interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates and higher interest income due to higher cash balances. The following table sets forth the weighted average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

(Unaudited)	2025	2024
Term loan A	5.72%	6.64%
Term loan B-5	6.00%	6.95%
Term loan B-6	5.70%	n.a.
Revolving line of credit A & B (USD)	5.61%	6.60%
Revolving line of credit B (GBP)	5.56%	6.60%

We have a portfolio of interest rate swaps which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the years ended December 31, 2025 and 2024, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of approximately $37.4 million and $60.1 million, respectively.
Provision for income taxes. The provision for income taxes and effective tax rate were $469.7 million and 30.5% in 2025, compared to $381.4 million and 27.5% in the prior year. The increase in the provision for income taxes was driven primarily by
(i) a decrease in excess tax benefits on stock option exercises, (ii) new state apportionment rules in 2025 resulting in the revaluation of deferreds at a higher tax rate in the current period, (iii) discrete taxes resulting from legal entity and tax restructuring actions taken by us to facilitate cross-border transactions, (iv) non-deductible cost associated with the Alpha transaction, (v) the adoption of Pillar Two legislation in 2025, which resulted in a global minimum tax at a rate of 15% that impacted two jurisdictions in which we operate, and (vi) mix of earnings.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay was $1,069.8 million in 2025, an increase of 6.6% compared to the prior year.
Segment Results
Vehicle Payments
Vehicle Payments revenues were $2,138.7 million in 2025, an increase of 6.5% compared to the prior year. Vehicle Payments revenues increased primarily due to organic growth of 9% driven by 7% growth in transaction volumes, new sales growth and the impact of acquisitions, which contributed approximately $26 million in revenues. These increases were partially offset by the disposition of our merchant solutions business in December 2024, which lowered revenues by approximately $34 million, and the negative impact of the macroeconomic environment of approximately $42 million. The negative macroeconomic environment was driven primarily by unfavorable fuel price spreads of approximately $18 million, unfavorable changes in foreign exchange rates on revenues of $12 million and unfavorable fuel prices of $11 million.
Vehicle Payments operating income was $1,074.7 million in 2025, relatively flat compared to the prior year primarily due to organic revenue growth and the impact of our acquisitions discussed above, partially offset by the unfavorable macroeconomic environment and the impact of the disposition of our merchant solutions business.
Corporate Payments
Corporate Payments revenues were $1,635.1 million in 2025, an increase of 33.8% compared to the prior year. Corporate
Payments revenues increased primarily due to organic revenue growth of 17%, driven by a 31% growth in spend volume, strong new sales in our payables and cross-border solutions and the impact of our acquisitions, which contributed approximately $169 million in revenue. Corporate Payments revenue per spend dollar decreased over the prior year due to the impact of new cross-border enterprise clients.
Corporate Payments operating income was $639.8 million in 2025, an increase of 28.4% compared to the prior year. Corporate
Payments operating income increased primarily due to the reasons discussed above and integration synergies, partially offset by sales investments to grow the business and one-time deal-related and integration expenses.
Lodging Payments
Lodging Payments revenues were $469.5 million in 2025, a decrease of 3.9% compared to the prior year. The decrease in
Lodging Payments revenues was primarily due to a decline in workforce room night volume due to lower emergency activity.
Lodging Payments operating income was $194.7 million in 2025, a decrease of 12.8% compared to the prior year. Lodging
Payments operating income and margin declined from the prior period due to the reasons discussed above.
Other
Other revenues were $285.1 million in 2025, an increase of 11.7% compared to the prior year, driven by strong transaction volume and revenue per transaction growth in the gift card business.
Other operating income was $84.9 million in 2025 as compared to operating loss of $11.5 million in the prior year due to the reasons discussed above. The Other operating loss in 2024 was driven by a $90 million non-cash goodwill impairment recorded in 2024.
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

At December 31, 2025, we had approximately $4.0 billion in total liquidity, consisting of approximately $1.5 billion available under our Credit Facility and unrestricted cash of $2.4 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging
Payments business. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At December 31, 2025, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$1,499.9	$1,940.6
Net cash provided by (used in) investing activities	$1,227.4	$(807.5)
Net cash provided by financing activities	$1,561.8	$405.0
Operating activities. Net cash provided by operating activities was $1,499.9 million in 2025, compared to $1,940.6 million in
2024. The decrease in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash provided by investing activities was $1,227.4 million in 2025 compared to net cash used by investing activities of $807.5 million in 2024. With the acquisition of Alpha Group in October 2025, the purchase price included approximately $4.5 billion in cash and cash equivalents and restricted cash, for which there were corresponding customer deposit liabilities assumed, which resulted in cash flows provided by acquisitions of $1,933.8 million in 2025 as compared to cash flows used for acquisitions of $821.9 million in 2024. This increase in investing cash flows versus the prior period was partially offset by (i) our investment of approximately $578.4 million in an equity method investment during 2025 and (ii) a decrease of $127.3 million related to dispositions of businesses and assets in 2025. Additionally, our capital expenditures were $200.8 million in 2025, an increase of $25.6 million, or 15%, from $175.2 million in 2024 due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash provided by financing activities was $1,561.8 million in 2025 compared to $405.0 million in
2024. Net cash provided by financing activities increased in 2025 primarily due to (i) net borrowings on our Credit Facility and
Securitization Facility of $2,016.6 million during 2025 as compared to net borrowings of $1,271.2 million during 2024, (ii)
fewer repurchases of common stock in 2025 of $505.2 million versus 2024, and (iii) contributions of $300.0 million related to
Mastercard's noncontrolling interest in our cross-border business, partially offset by a decrease in proceeds of $360.5 million from common stock resulting from stock option exercises.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-
borrowers (the “Borrowers”), are parties to a $10.15 billion Credit Agreement (the “Credit Agreement”), with Bank of America,
N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the
“Lenders”), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities
(collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $2.8 billion, a Term Loan A facility in the amount of $3.3 billion ("Term Loan A") and a Term Loan B facility in the amount of $4.1 billion ("Term Loan B"), consisting of a $3.15 billion Term Loan B-5 and a $0.9 million Term Loan B-6, as of December 31, 2025. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.3 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $1.5 billion with borrowings in U.S. dollars, euros, British pounds,
Japanese yen or other currency as agreed in advance and sublimits for swing line loans. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is June 24, 2027. The Term Loan B-5 has a maturity date of April 30, 2028. The Term
Loan B-6 has a maturity date of November 5, 2032.

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
On November 5, 2025, we entered into the seventeenth amendment to the Credit Agreement. The amendment, among other things, (i) increases the aggregate commitments under the revolving credit facility by $1 billion, resulting in new total Revolver
B commitments of $1.5 billion, and (ii) adds a new seven-year Term Loan B-6 of $900 million. We used the Term Loan B-6 and revolving credit facility proceeds to fund the Alpha acquisition.
Interest on amounts outstanding under the Credit Agreement accrues as follows: for all loans denominated in U.S. dollars with the exception of Term Loan B borrowings, based on SOFR plus a SOFR adjustment of 0.10%; for all loans denominated in
British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%; for all loans denominated in euros, based on the
Euro Interbank Offered Rate (EURIBOR); or for all loans denominated in Japanese yen, at the Toyko Interbank Offer Rate
(TIBOR) plus a margin based on a leverage ratio (as defined in the agreement); or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). Interest on Term Loan B-5 and
Term Loan B-6 borrowings is based on SOFR plus a margin of 1.75%. In addition, we pay a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility based on a leverage ratio.
At December 31, 2025, the interest rate on the Term Loan A was 5.19%, the interest rate on the Term Loan B-5 and Term Loan
B-6 was 5.47% and the interest rate on the revolving A and B facilities (USD borrowings) was 5.24%. The unused credit facility fee was 0.25% for all revolving facilities at December 31, 2025.
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
At December 31, 2025, we had $2.9 billion in borrowings outstanding on Term Loan A, net of discounts, $3.9 billion in borrowings outstanding on Term Loan B, net of discounts and $1.3 billion in borrowings outstanding on the revolving credit facility. We have unamortized debt issuance costs of $5.6 million related to the revolving credit facility as of December 31,
2025 recorded in other assets within the Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $26.5 million related to the term loans as of December 31, 2025 recorded in notes payable and other obligations, net of current portion within the Consolidated Balance Sheets. As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was 5.97% during 2025.
During the year ended December 31, 2025, we made borrowings of $1.7 billion on the term loans, principal payments of $197.1 million on the term loans and net borrowings of $63.7 million on the revolving facilities.
As of December 31, 2025, we were in compliance with each of the covenants under the Credit Agreement.
Securitization Facility
We are a party to a $2.3 billion receivables purchase agreement among Fleetcor Funding LLC and Corpay Funding (UK)
Limited, as special purpose entities, Corpay Technologies Operating Company, LLC and Allstar Business Solutions Limited, as
servicers, PNC Bank, National Association as administrator and swingline purchaser, PNC Capital Markets, LLC, as structuring agent and multiple purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization
Facility") as of December 31, 2025. At December 31, 2025, the interest rate on the Securitization Facility was 4.60%.

On January 24, 2025, we entered into an omnibus amendment to various documents governing the Securitization Facility. The amendment increased the Securitization Facility commitment from $1.7 billion to $1.8 billion and extended the outside maturity date of the Securitization Facility from August 18, 2025 to January 24, 2028. The omnibus amendment also reduced the program fee by 5 bps to SOFR plus 0.10% adjustment plus 0.90% or the Commercial Paper Rate plus 0.80% and decreased the unused facility fee by 5 bps for two of the purchasers.
On November 3, 2025, we entered into the Sixth Amended and Restated Receivables Purchase Agreement (the "RPA") in
connection with the Securitization Facility. The RPA and related documents, among other things, (i) increased the
Securitization Facility commitment from $1.8 billion to $2.3 billion, (ii) extended the outside maturity date of the Securitization
Facility to November 3, 2028, (iii) added three U.K.-based originators and one U.K.-based guarantor and (iv) lowered the drawn program pricing by 9 basis points.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of
December 31, 2025.
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
We have four unsecured overdraft facilities with a combined capacity of $205 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus 1% or 1.25% or (b)
SOFR plus 1.25%. As of December 31, 2025, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of
February 19, 2027. Borrowings under this facility will bear interest at the borrower's option at a rate equal to (a) Term SOFR
(as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds
Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of December 31, 2025, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of December 31, 2025, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
Our cash flow hedges resulted in a reduction to interest expense, net of $13.2 million and $46.3 million during the years ended
December 31, 2025 and 2024, respectively.

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
At December 31, 2025, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.150%	5/26/2026
Canadian Dollar (CAD)	$800	1.350%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and record changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $24.2 million and $13.9 million in interest expense, net for the years ended
December 31, 2025 and 2024, respectively, related to these excluded components.
Stock Repurchase Program
Given our returns on our capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through stock repurchases. Our Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until December 31, 2026. On December
18, 2025, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $10.1 billion. Since the beginning of the Program through December 31, 2025, we have repurchased 35,659,347 shares for an aggregate purchase price of $8.6 billion, leaving us up to $1.5 billion of remaining authorization available under the Program for future repurchases in shares of our common stock. We repurchased 2,568,667 common shares totaling $0.8 billion in 2025; 4,211,818 common shares totaling $1.3 billion in 2024 and 2,597,954 common shares totaling $0.7 billion in 2023.
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
Redeemable Noncontrolling Interest
In April 2025, we expanded our long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also included an investment in our cross-border business with
Mastercard acquiring a 2.3% noncontrolling interest in the cross-border business for $300 million. The investment into our cross-border business closed on December 1, 2025, and the cash associated with the investment was presented as cash flows provided by financing activities in our Consolidated Statements of Cash Flows.
Mastercard will have the right to sell, or put, its interest back to us for six months starting on August 1, 2027. If Mastercard does not exercise the put right, we will have a reciprocal call right to repurchase the interest for six months starting on May 1,
2028. In each case, the redemption price is the amount of invested capital plus .08 per annum, compounded annually.

Minority Investment
In May 2025, the Company and TPG formed a limited partnership that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange. AvidXchange is a provider of AP automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media.
The take-private transaction was completed in October 2025.
In conjunction with the closing of the AvidXchange transaction in October 2025, we invested approximately $578 million for approximately 35% of the equity in the limited partnership with TPG for an enterprise valuation of approximately $1.9 billion.
The limited partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity in the limited partnership, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after the closing of the AvidXchange acquisition, we will have the right to acquire, or call, all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital which would result in the Company's consolidation of the limited partnership. If we do not exercise such right to acquire all of the remaining outstanding equity of the limited partnership and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we are required to guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital (the minimum return). If the partnership sells
AvidXchange in 2029 for an approximately similar valuation as today’s acquisition price, there will be no requirement to pay any minimum return.
PaybyPhone Disposition
In February 2026, we signed a definitive agreement to sell PayByPhone, a mobile parking payments business within our
Vehicle Payments segment to a third party for $450 million. The transaction is expected to close during the first half of 2026.
We are in the process of estimating the impact this transaction will have on our financial results, but expect to recognize a pre-
tax gain on disposal.
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of debt obligations and related interest payments, along with lease obligations.
See Note 11 and Note 14 to the Consolidated Financial Statements within this Form 10-K for further information.
Deferred income tax liabilities as of December 31, 2025 were approximately $614.3 million. See Note 13 to the Consolidated
Financial Statements within this Form 10-K for further information. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, as this scheduling would not relate to liquidity needs. At December 31, 2025, we had approximately $134.9 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.
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
Factors that led to this conclusion included i) decreased use of the card and its core component for our target customers, ii) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond our control, and iii) inability to achieve forecasted operating results at historical underwritten values, all of which resulted in revised mid to long-term projections during the fourth quarter of 2024, including reevaluation of the
Company's anticipated capital investment in the reporting unit and which negatively impacted the reporting unit's fair value. We engaged a third-party valuation firm to assist us with the performance of our goodwill quantitative impairment test. The estimation of the net present value of future cash flows was based upon varying economic assumptions, including assumptions such as revenue, net growth rates, operating costs, EBITDA margins, capital expenditures, tax rates, long-term growth rates and discount rates. As it relates to the Payroll Card reporting unit, of these assumptions, EBITDA margins and discount rates were the most sensitive, subjective and/or complex. These assumptions are based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is approximately $57 million of goodwill remaining related to the Payroll Card reporting unit following this impairment.
The results of the 2025 impairment test for all of our reporting units indicated that the estimated fair value of each of our reporting units was in excess of the corresponding carrying amount as of October 1, 2025 and no impairment of goodwill existed. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
Organic Revenues, net by KPI. Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures, inclusive of changes of operational and capital structure, and non-recurring items that have occurred subsequent to that period.
We believe that organic revenue growth on a macro-neutral, one-time item and consistent acquisition/divestiture/non-recurring item bases is useful to investors for understanding the performance of Corpay.
EBITDA is defined as earnings before interest, income taxes, interest expense, net, other expense (income), depreciation and amortization, goodwill impairment, loss on extinguishment of debt, investment loss/gain and other operating, net. Adjusted
EBITDA is defined as EBITDA further adjusted for stock-based compensation expense and other one-time items including certain legal expenses, restructuring costs and integration and deal related costs and other items as listed above for adjusted net income. EBITDA and adjusted EBITDA margin are defined as EBITDA and adjusted EBITDA as a percentage of revenue.
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

	Revenues, net		Key Performance Metric
	Year Ended December 31,*		Year Ended December 31,*
	2025	2024	2025	2024
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$2,179	$1,999	880	823
Impact of acquisitions/dispositions	1	10	1	(2)
Impact of fuel prices/spread	(29)	—	—	—
Impact of foreign exchange rates	(12)	—	—	—
As reported	$2,139	$2,009	881	821

CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$1,627	$1,391	$258,452	$197,447
Impact of acquisitions/dispositions	—	(169)	—	(25,393)
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	8	—	—	—
As reported	$1,635	$1,222	$258,452	$172,055

LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$469	$489	35	38
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—
Impact of foreign exchange rates	1	—	—	—
As reported	$470	$489	35	38

OTHER[1] - TRANSACTIONS
Pro forma and macro adjusted	$284	$255	1,718	1,574
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1	—	—	—
As reported	$285	$255	1,718	1,574

CORPAY CONSOLIDATED REVENUES
Pro forma and macro adjusted	$4,559	$4,133	Intentionally Left Blank
Impact of acquisitions/dispositions	1	(158)
Impact of fuel prices/spread[2]	(29)	—
Impact of foreign exchange rates[2]	(2)	—
As reported	$4,528	$3,975

* Columns may not calculate due to rounding.
[1] Other includes Gift and Payroll Card operating segments.
[2] Revenues reflect the negative impact of fuel price spreads of approximately $18 million, approximately $11 million negative impact from fuel prices and $2 million negative impact due to movements in foreign exchange rates.

Reconciliation of Non-GAAP Measures. Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in millions, except per share amounts)*:

	Year Ended December 31,
	2025	2024
Net income attributable to Corpay	$1,069.8	$1,003.7
Net income per diluted share attributable to Corpay	$15.03	$13.97

Stock-based compensation	102.6	116.7
Amortization[1]	283.2	239.0
Loss on extinguishment of debt	1.6	5.0
Integration and deal related costs	108.0	33.7
Restructuring and related costs[2]	18.4	9.3
Gain on disposition, net	(42.3)	(121.3)
Goodwill impairment	—	90.0
Adjustments at equity method investment, net of tax	28.5	—
Other[2]	15.0	19.1
Total adjustments	515.1	391.5
Income tax impact of pre-tax adjustments at the effective tax rate[3]	(127.7)	(98.7)
Discrete tax items[4]	60.8	67.5
Adjusted net income attributable to Corpay	$1,518.1	$1,364.1
Adjusted net income per diluted share attributable to Corpay[5]	$21.38	$19.01
Diluted shares	71.1	71.8

[1] Includes consolidated amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes losses and gains on foreign currency transactions, certain legal expenses, amortization expense attributable to the Company's noncontrolling interest, taxes associated with stock-based compensation programs, a loss on an economic hedge of a foreign-denominated purchase price of an acquisition and a gain on sale of a cost method investment.

[3] Represents provision for income taxes of pre-tax adjustments. Adjustments related to our equity method investment are tax effected at the effective tax rate of the investment as stated.
[4] For 2025, represents discrete tax provision recognized in the third quarter of 2025 as a result of legal entity and tax restructuring actions taken by the Company to facilitate cross-border transactions, discrete non-cash tax provision recognized related to the remeasurement of deferred tax assets and liabilities as a result of tax law changes in California and Brazil and the impact on taxes of certain non recurring tax impacting items resulting from acquisitions. For 2024, represents discrete non-cash tax provision recognized in the fourth quarter of 2024 related to a prior tax planning strategy and taxes on net gain realized upon disposition of our merchant solutions business within the Vehicle Payments segment of $47.8 million.

[5] Excludes the impact on earnings per share of the adjustment of a noncontrolling interest to its maximum redemption value of $1.5 million.
* Columns may not calculate due to rounding.

EBITDA, Adjusted EBITDA Measures. EBITDA is defined as earnings before interest, income taxes, interest expense, net, other loss (income), depreciation and amortization, loss on extinguishment of debt, goodwill impairment, investment loss/gain, gain on disposition and other operating, net. Adjusted EBITDA is defined as EBITDA further adjusted for stock-based compensation expense and other one-time items as listed above. EBITDA and adjusted EBITDA margin is defined as EBITDA and adjusted EBITDA as a percentage of revenue.
The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA margin to net income from operations (in millions, except percentages)*:

	Year Ended December 31,
	2025	2024
Net income from operations	$1,071.9	$1,003.7
Provision for income taxes	469.7	381.4
Interest expense, net	403.8	383.0
Other expense, net	47.0	14.0
Depreciation and amortization	393.3	351.1
Goodwill impairment	—	90.0
Gain on disposition, net	(42.3)	(121.3)
Loss on extinguishment of debt	1.6	5.0
Other operating, net	2.1	0.8
EBITDA	$2,347.2	$2,107.7

Stock-based compensation	$102.6	$116.7
Other addbacks[1]	115.2	46.4
Adjusted EBITDA	$2,565.1	$2,270.8

Revenues, net	$4,528.4	$3,974.6
Adjusted EBITDA margin	56.6%	57.1%

[1] Includes certain legal expenses, restructuring costs and integration and deal related costs
* Columns may not calculate due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency risk
Foreign Earnings
Our international businesses expose us to foreign currency exchange rate changes that can impact translations of foreign-
denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues from our international businesses were 51.3% and 47.7% of total revenues for the years ended
December 31, 2025 and 2024, respectively. We measure foreign currency exchange risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10% change in currency exchange rates. Such analysis indicated that a hypothetical 10% change in foreign currency exchange rates would have increased or decreased consolidated operating income during the year ended December 31,
2025 by approximately $120.6 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure. Similarly, the analysis for the prior year indicated that a hypothetical 10% change in currency exchange rates would have increased or decreased consolidated operating income for the years ended December 31, 2024 by approximately $97.8 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.
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
Interest rate risk
We are exposed to the risk of changing interest rates on our cash investments and on the unhedged portion of our variable rate debt. As of December 31, 2025 and 2024, we had $8.2 billion and $6.7 billion, respectively, of variable rate debt outstanding under our Credit Agreement, which excludes variable rate debt outstanding under our Securitization Facility of $1.8 billion. See
Note 11 to our Consolidated Financial Statements within this Form 10-K for further information. We use derivative financial instruments to reduce our exposure related to changes in interest rates. As of December 31, 2025, we had a number of receive-
variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.5 billion.
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
Based on the amounts and mix of our fixed and floating rate debt (exclusive of our Securitization Facility but inclusive of the aforementioned interest rate swaps) at December 31, 2025 and 2024, if market interest rates had increased or decreased an average of 100 basis points, our interest expense for the years ended December 31, 2025 and 2024 would have changed by approximately $37 million and $22 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. These analyses do not consider the effects of changes in the level of overall economic activity that could exist in such an environment. These analyses also do not consider the effects of any potential offsetting impact of changing interest rates on our interest revenues and interest income.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Corpay, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Corpay, Inc. and subsidiaries (the Company) as of December 31,
2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the
Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013
framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Valuation of goodwill
Description of the Matter
At December 31, 2025, the Company’s goodwill was $7.6 billion. As discussed in Note 2 to the consolidated financial statements, the Company completes an impairment test of goodwill at the reporting unit level at least annually or more frequently if facts and circumstances indicate that goodwill might be impaired. For a reporting unit in which the Company concludes, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount (or if the Company elects to not perform the qualitative assessment), the Company performs a quantitative impairment test, which involves estimating the fair value of the reporting unit using a discounted cash flow analysis, and to a lesser extent, market multiples for comparable companies.
Auditing the Company's annual goodwill impairment tests for reporting units to which a material amount of goodwill has been allocated and for which a quantitative impairment test was completed by the Company was complex and subjective due to the high degree of subjectivity of certain assumptions underlying the determination of the reporting unit fair value using the discounted cash flow model. These assumptions included forecasts for Earnings before Interest Taxes Depreciation and Amortization (EBITDA) margin as well as the discount rates, which could be affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the
Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of
EBITDA margin forecasts and the discounts rates used in the determination of the reporting units’ estimated fair values.
To test the reporting units' estimated fair values, our audit procedures included, among others, assessing the methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We involved our valuation specialists to assist us in evaluating the Company’s estimated discount rate methodology and developing an independent range of reasonable discount rates. We also compared EBITDA margin forecasts to historical results and current industry and economic trends and performed sensitivity analyses on the significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the significant assumptions.

Valuation of acquired customer relationship intangible assets
Description of the Matter
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company completed the acquisition of Alpha Group International plc ("Alpha") for total estimated purchase consideration of $2.4 billion. The acquisition was accounted for as a business combination. The Company recorded intangible assets from this acquisition, including customer and vendor relationships of $945.2 million. The Company used the excess earnings method to estimate the preliminary fair values of the customer relationships, which were based on management’s estimates and assumptions.
Auditing the preliminary fair values of the Alpha customer relationships was complex and subjective due to the estimation uncertainty in determining customer attrition rates which had a significant impact on the estimated fair values. The customer attrition rates are forward-looking and could be affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the valuation of customer relationships, including controls over models to estimate the fair values of the above identified intangible assets and management’s review of the significant assumptions discussed above.
To test the estimated fair values of the customer relationships, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodology, testing the significant assumptions, and testing the completeness and accuracy of underlying data. With the assistance of our valuation specialists, we assessed the methodology used by the Company and evaluated the customer attrition rates used within the valuation models. This included understanding and validating the source information underlying the determination of the attrition rates and testing the mathematical accuracy of the calculations. We also performed sensitivity analyses to evaluate the changes in the fair values of the intangible assets that would result from changes in customer attrition rates and compared the preliminary fair values of customer relationships relative to the purchase price to publicly available comparable transactions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Atlanta, Georgia
February 26, 2026

Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,408,097	$1,553,642
Restricted cash	6,583,843	2,902,703
Accounts and other receivables (less allowance for credit losses of $170,957 at December 31, 2025 and $133,757 at December 31, 2024)	2,145,679	2,090,500
Securitized accounts receivable—restricted for securitization investors	1,823,000	1,323,000
Prepaid expenses and other current assets	1,002,621	806,024
Total current assets	13,963,240	8,675,869
Property and equipment, net	472,310	377,705
Goodwill	7,564,822	5,984,667
Other intangibles, net	3,237,729	2,410,442
Investments	601,942	60,088
Other assets	568,092	448,260
Total assets	$26,408,135	$17,957,031
Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Accounts payable	$1,564,548	$1,570,426
Accrued expenses	606,600	444,938
Customer deposits	8,118,566	3,266,126
Securitization facility	1,823,000	1,323,000
Current portion of notes payable and lines of credit	1,522,530	1,446,974
Other current liabilities	661,433	656,417
Total current liabilities	14,296,677	8,707,881
Notes payable and other obligations, less current portion	6,656,157	5,226,106
Deferred income taxes	614,345	439,176
Other noncurrent liabilities	612,279	437,879
Total noncurrent liabilities	7,882,781	6,103,161
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 2)	302,000	—
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 132,186,610 shares issued and 68,362,289 shares outstanding at December 31, 2025; and 131,425,669 shares issued and 70,170,016 shares outstanding at December 31, 2024	132	131
Additional paid-in capital	3,970,077	3,811,131
Retained earnings	10,264,751	9,196,405
Accumulated other comprehensive loss	(1,392,154)	(1,713,996)
Less treasury stock (63,824,321 shares and 61,255,653 shares at December 31, 2025 and 2024, respectively)	(8,958,942)	(8,171,329)
Total Corpay stockholders’ equity	3,883,864	3,122,342
Noncontrolling interest	42,813	23,647
Total equity	3,926,677	3,145,989
Total liabilities, redeemable noncontrolling interest and equity	$26,408,135	$17,957,031

See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues, net	$4,528,403	$3,974,589	$3,757,719
Expenses:
Processing	969,177	869,085	819,908
Selling	478,988	380,906	340,157
General and administrative	733,028	616,874	603,424
Depreciation and amortization	393,303	351,088	336,604
Goodwill impairment	—	90,000	—
Other operating, net	2,060	789	753
Gain on disposition, net	(42,261)	(121,310)	—
Operating income	1,994,108	1,787,157	1,656,873
Other expense (income), net	46,985	13,961	(16,739)
Interest expense, net	403,848	383,043	348,607
Loss on extinguishment of debt	1,596	5,040	—
Total other expense, net	452,429	402,044	331,868
Income before income taxes	1,541,679	1,385,113	1,325,005
Provision for income taxes	469,731	381,381	343,115
Net income	1,071,948	1,003,732	981,890
Less: Net income (loss) attributable to noncontrolling interests	2,122	(14)	—
Net income attributable to Corpay	$1,069,826	$1,003,746	$981,890
Earnings per share:
Basic earnings per share attributable to Corpay*	$15.23	$14.27	$13.42
Diluted earnings per share attributable to Corpay*	$15.03	$13.97	$13.20
Weighted average shares outstanding:
Basic shares	70,137	70,331	73,155
Diluted shares	71,058	71,848	74,387

*For 2025, Basic and Diluted earnings per share amounts are determined under the two-class method
See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,071,948	$1,003,732	$981,890
Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	459,563	(496,534)	140,089
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity (Note 19)	—	—	120,269
Net change in derivative contracts, net of tax	(131,617)	65,861	(39,807)
Total other comprehensive income (loss), net of tax	327,946	(430,673)	220,551
Total comprehensive income	1,399,894	573,059	1,202,441
Comprehensive income (loss) attributable to noncontrolling interests	7,707	(5,790)	—
Comprehensive income attributable to Corpay	$1,392,187	$578,849	$1,202,441
See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock	Total Corpay Stockholders' Equity	Noncontrolling Interest[1]	Total Equity
Balance at December 31, 2022	$128	$3,049,570	$7,210,769	$(1,509,650)	$(6,209,324)	$2,541,493	$—	$2,541,493
Net income	—	—	981,890	—	—	981,890	—	981,890
Other comprehensive loss, net of tax	—	—	—	220,551	—	220,551	—	220,551
Acquisition of common stock	—	(13,212)	—	—	(678,191)	(691,403)	—	(691,403)
Stock-based compensation	—	116,086	—	—	—	116,086	—	116,086
Issuance of common stock	1	113,741	—	—	—	113,742	—	113,742
Balance at December 31, 2023	129	3,266,185	8,192,659	(1,289,099)	(6,887,515)	3,282,359	—	3,282,359
Net income	—	—	1,003,746	—	—	1,003,746	(14)	1,003,732
Other comprehensive income, net of tax	—	—	—	(424,897)	—	(424,897)	(5,776)	(430,673)
Acquisition of noncontrolling interest	—	—	—	—	—	—	29,437	29,437
Acquisition of common stock	—	—	—	—	(1,283,814)	(1,283,814)	—	(1,283,814)
Stock-based compensation	—	116,724	—	—	—	116,724	—	116,724
Issuance of common stock	2	428,222	—	—	—	428,224	—	428,224
Balance at December 31, 2024	131	3,811,131	9,196,405	(1,713,996)	(8,171,329)	3,122,342	23,647	3,145,989
Net income	—	—	1,069,826	—	—	1,069,826	1,602	1,071,428
Other comprehensive loss, net of tax	—	—	—	321,842	—	321,842	6,104	327,946
Acquisition of common stock	—	—	—	—	(787,613)	(787,613)	—	(787,613)
Stock-based compensation	—	102,637	—	—	—	102,637	—	102,637
Issuance of common stock	1	67,769	—	—	—	67,770	—	67,770
Remeasurement to redemption value on redeemable non-controlling interest	—	—	(1,480)	—	—	(1,480)	—	(1,480)
Change in controlling interest of investment, net	—	(11,460)	—	—	—	(11,460)	11,460	—
Balance at December 31, 2025	$132	$3,970,077	$10,264,751	$(1,392,154)	$(8,958,942)	$3,883,864	$42,813	$3,926,677

[1] Excludes redeemable noncontrolling interest of $302 million classified as mezzanine equity. See Note 2 for additional information.
See accompanying notes.

Corpay, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$1,071,948	$1,003,732	$981,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,164	120,106	109,983
Stock-based compensation	102,637	116,724	116,086
Provision for credit losses on accounts and other receivables	122,642	103,133	125,152
Amortization of deferred financing costs and discounts	21,065	7,994	7,249
Amortization of intangible assets and premium on receivables	262,139	230,982	226,621
Deferred income taxes	(27,904)	(64,718)	(46,678)
Loss on extinguishment of debt	1,596	5,040	—
Goodwill impairment	—	90,000	—
Gain on disposition of business	(42,261)	(121,310)	(13,712)
Other non-cash operating expense, net	19,296	1,028	637
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(499,184)	(176,931)	(210,261)
Prepaid expenses and other current assets	(101,037)	9,166	69,287
Derivative assets and liabilities, net	(74,210)	(15,414)	(33,278)
Other assets	13,010	(32,189)	54,180
Accounts payable, accrued expenses and customer deposits	499,000	663,222	713,976
Net cash provided by operating activities	1,499,901	1,940,565	2,101,132
Investing activities
Acquisitions, net of cash acquired*	1,933,783	(821,924)	(428,327)
Purchases of property and equipment	(200,756)	(175,176)	(153,822)
Investment in equity method investment	(578,446)	—	—
Proceeds from disposition, net of cash	58,209	185,506	197,025
Other	14,572	4,117	4,401
Net cash provided by (used in) investing activities	1,227,362	(807,477)	(380,723)
Financing activities
Proceeds from issuance of common stock	67,770	428,224	113,742
Repurchase of common stock	(782,818)	(1,287,998)	(686,859)
Proceeds from redeemable noncontrolling interest	300,000	—	—
Borrowings on securitization facility, net	500,000	16,000	20,000
Deferred financing costs	(38,825)	(8,493)	(376)
Proceeds from notes payable	1,650,000	825,000	—
Principal payments on notes payable	(197,140)	(140,050)	(94,000)
Borrowings from revolver	12,134,000	9,989,000	8,734,960
Payments on revolver	(12,071,000)	(9,278,000)	(9,118,960)
Borrowing (payments) on swing line of credit, net	692	(140,713)	135,568
Other	(928)	2,019	(2,286)
Net cash provided by (used in) financing activities	1,561,751	404,989	(898,211)
Effect of foreign currency exchange rates on cash	246,581	(223,267)	30,157
Net increase in cash and cash equivalents and restricted cash	4,535,595	1,314,810	852,355
Cash and cash equivalents and restricted cash, beginning of year	4,456,345	3,141,535	2,289,180
Cash and cash equivalents and restricted cash, end of year	$8,991,940	$4,456,345	$3,141,535
Supplemental cash flow information
Cash paid for interest	$491,373	$496,098	$448,384
Cash paid for income taxes	$510,733	$374,039	$408,340

*With the acquisition of Alpha, the purchase price included approximately $4 billion in cash and cash equivalents and restricted cash, for which there were corresponding customer deposit liabilities assumed.

See accompanying notes.

Corpay, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
1. Description of Business
Corpay is a global corporate payments company that helps businesses and consumers better manage and pay their expenses in a simple, controlled manner. Corpay provides a broad suite of payment and spend management solutions, including accounts payable automation and cross-border payment solutions (including foreign exchange spot, forward and option transactions), commercial card programs (e.g., purchasing cards, business cards and virtual cards), vehicle payment solutions (e.g., fuel cards, toll payments and related services) and lodging payment solutions (e.g., hotel and extended stay bookings).
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
The Company has the following reportable segments: Corporate Payments, Vehicle Payments, Lodging Payments and Other.
The Company reports these segments to reflect how it organizes and manages its global employee base, manages operating performance and executes on strategic initiatives.
The Company's Corporate Payments solutions simplify and automate vendor payments and includes accounts payable (AP)
automation, virtual cards, cross-border payments and purchasing and travel and entertainment ("T&E") cards. The Company's
Vehicle Payments solutions help control and monitor spending and include fuel card offerings, tolls and other complementary products. The Company's Lodging Payments solutions help businesses manage their lodging costs, while simplifying the management of hotels and housing, both short and longer-term, while also providing traveler and end customer support. The
Company also provides other payments solutions, including Gift and Payroll Cards.
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
The Company actively markets and sells its solutions to current and prospective customers using a multi-channel, go-to-market strategy, which includes comprehensive digital channels, direct sales forces and strategic partner relationships. The Company sells stand-alone products and services and is currently deploying platforms where a single customer can use multiple products from one user interface. The Company competes with financial institutions that provide general purpose commercial card, accounts payable and cross-border payment products, as well as specialized providers offering more targeted solutions; and also with traditional payment methods such as cash, checks and manual processes. The Company supplements its organic growth strategy and sales efforts by pursuing attractive acquisition opportunities, which serve to strengthen and extend our market positions and create value faster. With a long, proven operating history, Corpay facilitates payments to or on behalf of millions of businesses around the world through multiple modalities.
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

The Company’s fiscal year ends on December 31. In certain of the Company’s U.K. businesses, the Company records the operating results using a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding
December 31. Fiscal years 2025, 2024 and 2023 include 52 weeks for the businesses reporting using a 4-4-5 accounting cycle.
Financial Instruments-Credit Losses
The Company accounts for financial assets' expected credit losses in accordance with Accounting Standards Codification
(ASC) 326, "Financial Instruments - Credit Losses". The Company’s financial assets subject to credit losses are primarily trade receivables. The Company utilizes a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool, based on product, size of customer and historical losses. Expected credit losses are estimated based upon an assessment of risk characteristics, historical payment experience and the age of outstanding receivables, adjusted for forward-looking economic conditions. The allowances for remaining financial assets measured at amortized cost basis are evaluated based on underlying financial condition, credit history and current and forward-looking economic conditions. The estimation process for expected credit losses includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, economic trends and relevant environmental factors. The Company's provision for credit losses is recorded within processing expenses in the Consolidated
Statements of Income. At both December 31, 2025 and 2024, approximately 87% of outstanding accounts receivable were less than 30 days past due. Accounts receivable deemed uncollectible are removed from accounts receivable and the allowance for credit losses when internal collection efforts have been exhausted and accounts have been turned over to a third-party collection agency. Recoveries from the third-party collection agency are not significant.
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
The estimates the Company uses to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. The Company uses information available to us to make fair value determinations and engages independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived and indefinite-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows (excess earnings method). The discount rates used represent a risk-adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name. Non-compete arrangements are measured at fair value separately from the business combination using a cash flow method based on the Company's best estimate of the probability of competition and its business effect absent the non-compete arrangement.
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
As of October 1, 2024, as a result of the annual evaluation, the Company determined the goodwill within the Payroll Card reporting unit, a component of its “Other” category, was partially impaired. Accordingly, the Company recognized a goodwill impairment loss of $90 million within goodwill impairment in the Consolidated Statements of Income during the year ended
December 31, 2024. Factors that led to this conclusion included i) decreased use of the card and its core component for the
Company's target customers, ii) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital, which was beyond the Company's control and iii) inability to achieve forecasted operating results at historical underwritten values, all of which resulted in revised mid to long-term projections during the fourth quarter of 2024, including reevaluation of the Company's anticipated capital investment in the reporting unit and which negatively impacted the reporting unit's fair value. The Company engaged a third-party valuation firm to assist with the performance of its goodwill quantitative impairment test. The estimation of the net present value of future cash flows was based upon varying economic assumptions, including assumptions such as revenue, net growth rates, operating costs, EBITDA margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, EBITDA margins and discount rates were the most sensitive, subjective and/or complex. These assumptions were based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is approximately $57 million of goodwill remaining related to the Payroll card reporting unit as of
December 31, 2025 and 2024.
The results of the 2025 impairment test for the Company's reporting units indicated that the estimated fair value of each of the
Company's reporting units was in excess of the corresponding carrying amount as of October 1, 2025 and no impairment of goodwill existed. No events or changes in circumstances have occurred since the date of this most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually.
The Company also tests for impairment at an interim date if events and circumstances indicate that it is more likely than not that an impairment exists. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names and projected revenue growth. Based on the indefinite-lived intangible asset impairment analyses performed as of October 1, 2025, the Company determined no impairment existed. No events or changes in circumstances have occurred since the date of this most recent annual impairment analysis that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.
The Company has elected the alternative to measure certain investments in equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. The Company reassesses these investments each reporting period to evaluate whether these investments continue to qualify for the alternative measurement at cost minus impairment, rather than requiring measurement at fair value on a recurring basis. The Company evaluates these equity investments without readily determinable fair values for impairment based on qualitative indicators (e.g., significant deterioration in investee's financial performance, adverse regulation, etc.). Investments classified as trading securities are carried at fair value with any unrealized gain or loss recorded within investment (gain) loss in the Consolidated Statements of Income.
During 2021, the Company made an investment of $37.4 million in a 20-year joint venture with a third-party Brazilian bank.
The Company determined that it exercises significant influence, but does not control, the joint venture and/or intermediary and records its allocable share of the joint ventures earnings/losses as an equity method investment under ASC 323, "Investments—
Equity Method and Joint Ventures". Additionally, during 2025, the Company made an investment of $578 million for approximately 35% of the equity in a limited partnership with TPG in connection with the acquisition of AvidXChange
Holdings, Inc. The Company determined that it does not control the limited partnership and records its allocable share of the partnership's earnings/losses as an equity method investment under ASC 323. See Note 7 for further information regarding the
Company's investment in AvidXChange.
The Company recognized net losses related to its equity method investments of $25.4 million for the year ended December 31
2025, which were recorded within Other expense (income), net in the Consolidated Statements of Income. The impact of the
Company's equity method investments was not material for the years ended December 31, 2024 and 2023.
The Company monitors its equity method investments qualitatively for other than temporary impairment. The Company recorded no impairment charges on its investments for the years ended December 31, 2025, 2024 and 2023.
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
Application development stage is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. The Company capitalized software costs of $174.3 million, $136.3 million and $128.0 million in 2025, 2024 and
2023, respectively. Amortization expense for software totaled $102.9 million, $78.8 million and $77.5 million in 2025, 2024 and 2023, respectively.
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

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$2,408,097	$1,553,642	$1,389,648
Restricted cash	6,583,843	2,902,703	1,751,887
Total cash and cash equivalents and restricted cash	$8,991,940	$4,456,345	$3,141,535

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
rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized net foreign exchange losses, which are recorded within Other expense
(income), net in the Consolidated Statements of Income for the years ended December 31 as follows (in millions):

	2025	2024	2023
Foreign exchange losses	$29.8	$9.2	$4.8
The Company recorded foreign currency losses and gains on long-term intra-entity transactions included as a component of foreign currency translation losses (gains), net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31 as follows (in millions):

	2025	2024	2023
Foreign currency losses (gains) on long-term intra-entity transactions	$78.2	$132.0	$(29.0)
Derivatives
The Company uses derivatives to minimize its exposures related to changes in interest rates and economic changes in the value of certain foreign-denominated net assets. The Company also uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers and enters into cross-currency derivative contracts with banking partners to mitigate foreign exchange risk associated with customer derivative contracts.
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

Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of offset exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counter-party level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value for the years ended
December 31, 2025 and 2024 (in millions):

	December 31, 2025			December 31, 2024
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$5,285.7	$(5,086.5)	$199.2	$2,305.6	$(2,131.8)	$173.8
Liabilities
Accounts Payable	$5,194.1	$(5,086.5)	$107.6	$2,218.3	$(2,131.8)	$86.5
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
Deferred Financing Costs/Debt Discounts
Costs incurred to obtain financing are amortized over the term of the related debt using the effective interest method and are included within interest expense, net. The Company capitalized additional debt issuance costs of $38.8 million in 2025 and $8.5 million in 2024. These debt issuance costs were primarily associated with the refinancing of the Company's Credit Facility and
Securitization Facility, and for 2025 also included approximately $10 million in commitment and arrangement fees related to the bridge term loan the Company entered into in connection with the acquisition of Alpha. At December 31, 2025 and 2024, the Company had deferred financing costs of $11.2 million and $4.2 million, respectively, related to the revolver under the
Credit Facility and the Securitization Facility, each recorded within prepaid expenses and other current assets, on the
Consolidated Balance Sheets. The Company had deferred financing costs and debt discounts of $26.5 million and $16.6 million at December 31, 2025 and 2024, respectively, related to the term notes under the Credit Facility, which were recorded as a discount to the term debt outstanding within the current portion of notes payable and lines of credit and within notes payable and other obligations, less current portion on the Consolidated Balance Sheets.

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total of net income and all other changes in equity that result from transactions and other economic events of a reporting period other than transactions with owners.
Accounts Receivable
The Company, through Corpay Technologies Operating Company, LLC ("CTOC") and certain of its other subsidiaries, maintains a $2.3 billion revolving accounts receivable securitization facility (as amended from time to time, the "Securitization
Facility"). On November 3, 2025, CTOC and others entered into the Sixth Amended and Restated Receivables Purchase
Agreement (the "RPA") in connection with the Securitization Facility. The RPA and related documents, among other things, (i)
increased the Securitization Facility commitment from $1.8 billion to $2.3 billion, (ii) extended the outside maturity date of the
Securitization Facility to November 3, 2028, (iii) added three U.K.-based originators and one U.K.-based guarantor and (iv)
lowered the drawn program pricing by 9 basis points.
Accounts receivable collateralized within our Securitization Facility relate to trade accounts receivable resulting primarily from charge card activity and other customer receivables in the U.S and the U.K. Pursuant to the terms of the Securitization Facility, certain U.S.-based originators transfer in the form of a sale certain of their domestic receivables, on a revolving basis, to
FLEETCOR Funding LLC ("Funding"), a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers in the form of a sale, on a revolving basis, a proportionate undivided ownership interest in this pool of accounts receivable to unrelated transferees (i.e., multi-seller banks and asset-backed commercial paper conduits). Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits may be financed with the sale of highly-rated commercial paper.
The Company utilizes proceeds from the securitized assets as an alternative to other forms of financing to reduce its overall borrowing costs. CTOC has agreed to continue servicing the sold receivables for the transferees at market rates, which approximates the CTOC’s cost of servicing. Funding determines the level of funding achieved by the sale of accounts receivable, subject to a maximum amount. As the Company maintains certain continuing involvement in the transferred/sold receivables, it does not derecognize the receivables from its Consolidated Balance Sheets. Instead, the Company records cash proceeds and any residual interest received as a Securitization Facility liability.
The Company’s Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. The maturity date for the Securitization Facility is the earlier of November 3, 2028 or the first maturity date of any loan under the Company's Credit Agreement, which is June 24,
2027.
The Company’s accounts receivable and securitized accounts receivable include the following at December 31 (in thousands):

	2025	2024
Gross domestic unsecuritized accounts receivable	$661,167	$945,714
Gross domestic securitized accounts receivable	1,823,000	1,323,000
Gross foreign receivables	1,655,469	1,278,543
Total gross receivables	4,139,636	3,547,257
Less allowance for credit losses	(170,957)	(133,757)
Net accounts and securitized accounts receivable	$3,968,679	$3,413,500
A rollforward of the Company’s allowance for credit losses related to accounts receivable for the years ended December 31 is as follows (in thousands):

	2025	2024	2023
Allowance for credit losses beginning of year	$133,757	$180,163	$149,846
Provision for credit losses	122,642	103,133	125,152
Write-offs	(104,750)	(139,110)	(115,631)
Recoveries	7,692	11,380	13,596
Impact of foreign currency	11,616	(21,809)	7,200
Allowance for credit losses end of year	$170,957	$133,757	$180,163

The provision for credit losses increased during the year ended December 31, 2025 versus the comparable prior periods primarily due to the growth of the business, as credit loss expense as a percentage of spend improved versus the comparable prior periods. Write-offs include receivables for which a full allowance was previously provided.
Advertising
The Company expenses advertising costs as incurred. Advertising expense was $107.7 million, $75.0 million and $64.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Redeemable Noncontrolling Interest
In April 2025, the Company expanded its long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also included an investment in the Company's cross-border business with Mastercard acquiring a 2.3% noncontrolling interest in the cross-border business for $300 million. The investment into the Company’s cross-border business closed on December 1, 2025, and the cash associated with the investment was presented as cash flows provided by financing activities in the Company's Consolidated Statements of Cash Flows.
Mastercard has the right to sell, or put, its interest back to the Company for six months starting on August 1, 2027. If
Mastercard does not exercise the put right, the Company will have a reciprocal call right to repurchase the interest for six months starting on May 1, 2028. In each case, the redemption price is the amount of invested capital plus 8% per annum, compounded annually. The call and put rights are considered clearly and closely related to the noncontrolling interest and are not separated as bifurcated derivatives.
The carrying amount of the redeemable noncontrolling interest is adjusted to its full redemption value through retained earnings at the end of each reporting period. The following table presents a reconciliation of the changes in the redeemable noncontrolling interest balance (in thousands):

Redeemable Noncontrolling Interest
Balance at December 31, 2024	$—
Cash contribution from redeemable noncontrolling interest	300,000
Net income attributable to redeemable noncontrolling interest	520
Adjustment to redemption value	1,480
Balance at December 31, 2025	$302,000
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
As illustrated further in Note 17, for the year ended December 31, 2025, Mastercard's noncontrolling interest is redeemable at a fixed price (i.e., not fair value) and therefore is treated as a participating security, requiring application of the two-class method.
Adoption of New Accounting Standards
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax
Disclosures" ("ASU 2023-09"). The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. The
Company adopted this ASU during the year ended December 31, 2025 and applied the amendments prospectively to all periods presented in our consolidated financial statements. See Note 13 for further information.

Recent Accounting Pronouncements Not Yet Adopted
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
Financial Instruments - Credit Losses
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that allows entities to assume conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating credit losses for current trade receivables and current contract assets arising from transactions accounted for under
Topic 606. ASU 2025-05 is effective on a prospective basis for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating this guidance and believe that adoption will not have a material effect on our consolidated financial statements or related disclosures.
Internal-use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-use Software (Subtopic
350-40): Targeted Improvements to the Accounting for Internal-Use Software" ( "ASU 2025-06"). ASU 2025-06 updates requirements for capitalizing internal-use software costs by replacing the current stage-based model with a principles-based approach. Under ASU 2025-06, the prescriptive software development stages (e.g., preliminary project stage, application development stage) are eliminated, and instead capitalization must begin when management authorizes and commits to funding the project and it is probable the project will be completed and used as intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. ASU
2025-06 may be applied prospectively, on a modified retrospective basis for in-process projects, or retrospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
Derivatives and Other Scoping and Hedging Improvements
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration
from a Customer in a Revenue Contract" ("ASU 2025-07"). ASU 2025-07 excludes from derivative accounting certain non-
exchange-traded contracts, the underlyings of which are based on operations or activities of the parties to the contract, with various notable exceptions including puts and calls on debt instruments.ASU 2025-07 also clarifies that the noncash consideration guidance of Topic 606 should apply initially to noncash share-based consideration received from a customer for transferred goods or services until the right to receive such consideration becomes unconditional. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. ASU 2025-07 may be applied prospectively or on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting
Improvements" ("ASU 2025-09"). ASU 2025-09 includes five amendments to hedge accounting intended to better enable entities to achieve and maintain hedge accounting. These amendments include, but are not limited to, the FASB's expansion of hedged risks permitted to be aggregated in a group of forecasted transactions in a cash flow hedge from having a shared risk to similar risk exposure and the establishment of a hedging model for "choose your rate debt." ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted.
ASU 2025-09 is applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

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

Other
The Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables." Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 3% and 4% of total consolidated revenues, net for the years ended December 31, 2025 and 2024, respectively. The Company ceases billing and accruing for late fees and finance charges approximately 30 - 40 days after the customer’s balance becomes delinquent.
In addition, in its cross-border payments business, the Company writes foreign currency forwards, option contracts and swaps for its customers primarily to facilitate future payments in foreign currencies. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its foreign exchange exposures arising from customer contracts, including forwards, options and spot exchanges of currency, as necessary, and economically hedges the net currency risks by entering into offsetting derivatives with established financial institution counterparties. The Company accounts for the derivatives in its cross-border payments business in accordance with ASC 815, "Derivatives and Hedging." Revenues earned on the currency spread inherent in the instruments on date of execution, as well as changes in fair value related to these instruments prior to settlement, represented approximately 10% and 8% of consolidated revenues, net, for the years ended December 31,
2025 and 2024, respectively.
Revenue is also derived from the sale of equipment and cards in certain of the Company’s businesses, which is recognized at the time the device or card is sold and control has passed to the customer. This revenue is recognized gross of the cost of sales related to the equipment and cards in revenues, net within the Consolidated Statements of Income. The Company has recorded
$89.3 million, $74.8 million and $76.3 million of expenses related to sales of equipment and cards in processing expenses within the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, respectively.
Revenues from contracts with customers, within the scope of Topic 606, represent approximately 84% and 85% of consolidated revenues, net, for the years ended December 31, 2025 and 2024, respectively.
The Company's remaining revenue primarily represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% of consolidated revenues, net for the years ended December 31, 2025 and 2024, and was not significant for the year ended December 31, 2023.
Disaggregation of Revenues
The Company provides its services to customers across different payment solutions and geographies. Revenues, net by solution for the years ended December 31 (in millions) are as follows:

Revenues by Segment	2025	2024	2023
Vehicle Payments	$2,138.7	$2,008.8	$2,005.5
Corporate Payments	1,635.1	1,221.9	981.1
Lodging Payments	469.5	488.6	520.2
Other	285.1	255.3	250.9
Consolidated revenues, net	$4,528.4	$3,974.6	$3,757.7
Revenues, net by geography for the years ended December 31 (in millions) are as follows:

Revenues by Geography*	2025	2024	2023
United States (country of domicile)	$2,204.6	$2,078.6	$2,045.2
Brazil	713.3	594.3	526.1
United Kingdom	642.3	542.0	478.5
Other	968.2	759.7	707.9
Consolidated revenues, net	$4,528.4	$3,974.6	$3,757.7
*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $43.1 million and $39.0 million as of
December 31, 2025 and 2024, respectively. We expect to recognize approximately $37.2 million of these amounts in revenues within 12 months and the remaining $5.9 million over the next five years as of December 31, 2025. The amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized. Revenue recognized for the year ended December 31, 2025, that was included in the deferred revenue contract liability as of January 1,
2025, was approximately $27.8 million.
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
Amortization of capitalized contract costs recorded in selling expense was $20.6 million, $18.9 million and $16.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Costs to obtain or fulfill a contract are classified as contract cost assets within prepaid expenses and other current assets and other assets in the Company’s Consolidated Balance Sheets. The Company had capitalized contract costs of $25.3 million and
$19.7 million within prepaid expenses and other current assets and $52.9 million and $43.8 million within other assets in the
Company’s Consolidated Balance Sheets, as of December 31, 2025 and 2024, respectively.
Further, the Company on occasion may make a cash payment to a customer as a contract incentive. We defer these costs as payments to a customer if recoverable and amortize them over the benefit period, including anticipated customer renewals. The amortization of costs associated with cash payments for client incentives is included as a reduction of revenues in the
Company’s Consolidated Statements of Income. The Company had deferred customer incentives of $4.4 million and
$5.5 million as of December 31, 2025 and 2024, respectively. Amortization of deferred customer incentives was immaterial for the years ended December 31, 2025, 2024 and 2023.
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
As a practical expedient, the Company is not required to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service or product to a customer and when the customer pays for the service or product will be one year or less. As of December 31, 2025, the Company’s contracts with customers contain standard pricing where the timing on control transfer is dependent upon the customer in a stand-ready environment and therefore did not contain a significant financing component.

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

The following table presents the Company’s financial assets and liabilities which are measured at fair values on a recurring basis as of December 31, 2025 and 2024, (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Overnight deposits	$192,427	$—	$192,427	$—
Money market	399,401	—	399,401	—
Certificates of deposit	371,843	—	371,843	—
Treasury bills	360,085	—	360,085	—
Interest rate swaps	1,265	—	1,265	—
Cross-currency interest rate swap	13,361	—	13,361	—
Foreign exchange, interest rate and commodity contracts	949,026	—	949,026	—
Total assets	$2,287,408	$—	$2,287,408	$—
Cash collateral for foreign exchange contracts	$175,158
Liabilities:
Interest rate swaps	$24,443	$—	$24,443	$—
Cross-currency interest rate swap	149,742	—	149,742	—
Foreign exchange, interest rate and commodity contracts	655,039	—	655,039	—
Total liabilities	$829,224	$—	$829,224	$—
Cash collateral obligation for foreign exchange contracts	$356,712

December 31, 2024
Assets:
Overnight deposits	$140,359	$—	$140,359	$—
Money market	320,289	—	320,289	—
Certificates of deposit	273,082	—	273,082	—
Treasury bills	550,514	—	550,514	—
Interest rate swaps	19,765	—	19,765	—
Cross-currency interest rate swap	30,530	—	30,530	—
Foreign exchange contracts	833,695	—	833,695	—
Total assets	$2,168,234	$—	$2,168,234	$—
Cash collateral for foreign exchange contracts	$34,994
Liabilities:
Interest rate swaps	$9,861	$—	$9,861	$—
Cross-currency interest rate swap	5,220	—	5,220	—
Foreign exchange contracts	724,296	—	724,296	—
Total liabilities	$739,377	$—	$739,377	$—
Cash collateral obligation for foreign exchange contracts	$718,143
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
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for 2025 and 2024.
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
The Company regularly evaluates the carrying value of its investments. The carrying value of investments without readily determinable fair values was $601.9 million and $60.1 million at December 31, 2025 and 2024, respectively.
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
5. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the
"Program") authorizing the Company to repurchase its common stock from time to time until December 31, 2026. On
December 18, 2025, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $10.1 billion.
Since the beginning of the Program through December 31, 2025, 35,659,347 shares have been repurchased for an aggregate purchase price of $8.6 billion, leaving the Company up to $1.5 billion of remaining authorization available under the Program for future repurchases in shares of its common stock. There were 2,568,667 common shares totaling $0.8 billion in 2025;
4,211,818 common shares totaling $1.3 billion in 2024; and 2,597,954 common shares totaling $0.7 billion in 2023 repurchased under the Program. Repurchased shares are held as treasury stock on the Company's Consolidated Balance Sheets.
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
6. Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, over the requisite service period for awards expected to vest.
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

	2025	2024	2023
Stock options	$30,959	$30,822	$24,342
Restricted stock	71,678	85,902	91,744
Stock-based compensation	$102,637	$116,724	$116,086
The tax benefits related to stock-based compensation, inclusive of the tax benefits upon the exercises of options and vesting of restricted stock were $38.1 million, $60.7 million and $22.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of
December 31, 2025 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$50,354	1.65
Restricted stock	36,877	0.58
Total	$87,231
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the following periods (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Year	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,301	$188.12	3,512	$159.46		$113,681
Granted	411	222.51			$66.28
Exercised	(648)	172.01				40,983
Forfeited	(81)	241.78
Outstanding at December 31, 2023	4,983	192.18	3,182	163.54		451,039
Granted	169	285.11			$97.38
Exercised	(2,271)	188.61				324,577
Forfeited	(397)	253.49
Outstanding at December 31, 2024	2,484	191.97	1,760	171.95		364,092
Granted	598	325.28			$84.88
Exercised	(432)	155.69				86,899
Forfeited	(57)	240.35
Outstanding at December 31, 2025	2,593	$227.70	1,551	$185.93		$206,036
Expected to vest at December 31, 2025	1,042	$289.87

The following table summarizes information about stock options outstanding at December 31, 2025 (shares in thousands):

Exercise Price	Options Outstanding	Weighted Average Remaining Vesting Life in Years	Options Exercisable
$133.40 – $150.74	895	0.00	895
$165.96 – $225.45	518	0.08	381
$231.70 – $261.07	426	0.58	205
$272.38 – $319.61	462	1.67	68
$328.16 – $377.31	292	1.84	2
	2,593		1,551
The aggregate intrinsic value of stock options exercisable at December 31, 2025 was $178.4 million. The weighted average remaining contractual term of options exercisable at December 31, 2025 was 2.8 years.
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants or modifications during the years ended December 31 as follows:

	2025	2024	2023
Risk-free interest rate	3.90%	4.28%	4.39%
Dividend yield	—	—	—
Expected volatility	30.64%	35.68%	33.73%
Expected term (in years)	3.1	3.8	3.4
The weighted-average remaining contractual term for options outstanding was 5.1 years at December 31, 2025.
On September 30, 2021, the Company granted 850,000 performance stock options to an officer of the Company ("Performance
Option Grant"), which are exercisable upon the achievement of certain time-based vesting and market conditions. On October
23, 2024, the Company modified the Performance Option Grant and recorded approximately $10.3 million in incremental stock-based compensation expense.
On October 25, 2021, the Company granted 30,000 performance stock options to an officer of the Company, which are exercisable upon the achievement of certain performance metrics and time-based vesting. On June 18, 2025, the Company modified the grant and recorded approximately $1.1 million in incremental stock-based compensation expense.
Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the following periods (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	435	$237.68
Granted	441	213.36
Cancelled	(24)	230.11
Issued	(310)	235.25
Outstanding at December 31, 2023	542	219.61
Granted	367	277.87
Cancelled	(55)	229.11
Issued	(394)	225.22
Outstanding at December 31, 2024	460	260.23
Granted	260	320.15
Cancelled	(60)	277.13
Issued	(317)	258.03
Outstanding at December 31, 2025	343	$304.83

The total fair value of restricted stock awards and restricted stock units vested was $112.5 million, $112.3 million and $66.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
7. Acquisitions and Investments
2025 Acquisitions
Gringo Acquisition
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
The Gringo acquisition was accounted for as a business combination. The related acquisition accounting is preliminary as the
Company is still completing the valuation of intangible assets, income taxes, working capital, and contingencies. None of the goodwill attributable to the acquisition of Gringo is expected to be deductible for tax purposes. Noncompete agreements signed in conjunction with this acquisition were accounted for separately from the business acquisition. There were no material measurement period adjustments recorded during the year ended December 31, 2025 related to the Gringo acquisition.
The following table summarizes the preliminary acquisition accounting for the Gringo acquisition noted above (in thousands):

Trade and other receivables	$8,591
Prepaid expenses and other current assets	4,284
Other long term assets	847
Goodwill	129,885
Intangibles	24,270
Accounts payable	(1,370)
Other current liabilities	(5,036)
Other noncurrent liabilities	(8,557)
Total consideration paid	$152,914
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,457
Proprietary technology	5	3,360
Customer and vendor relationships	2 to 20	7,453
		$24,270
Alpha Acquisition
In July 2025, the Company announced, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers a
firm intention to make a cash offer to acquire 100% of Alpha Group International plc (LSE: ALPHA) ("Alpha") to be effected by means of a court-sanctioned scheme of arrangement (the "Scheme") under Part 26 of the United Kingdom Companies Act
2006. Alpha is a leading provider of B2B cross-border foreign exchange solutions to corporations and investment funds in the
U.K. and Europe. Alpha pioneered alternative bank accounts as a simpler, faster way for investment managers to fund their investments and pay expenses anywhere in Europe.
On October 31, 2025, Corpay completed the acquisition of all of the ordinary shares of Alpha for £42.50 in cash for each Alpha share upon the terms as described in the Rule 2.7 Announcement, resulting in an aggregate purchase price of approximately
£1.8 billion, or $2.4 billion. The aggregate cash consideration paid in the transaction was funded with borrowings under the
Company's Credit Facility, as described further in Note 11.

Results from the Alpha acquisition have been included in the Company's Corporate Payments segment from the date of acquisition. During the year ended December 31, 2025, the Company incurred $26.2 million of deal costs, including advisory, legal, audit, valuation and other professional service fees in connection with the Alpha acquisition, which are included in general and administrative expenses in the Consolidated Statements of Income. During the year ended December 31, 2025,
Alpha's revenues and net loss represented approximately 1% of the Company's total revenues and total net income, respectively, within the Company's Consolidated Statements of Income.
The Alpha acquisition was accounted for as a business combination. Total consideration was approximately $2.1 billion, net of cash and cash equivalents and restricted cash acquired of $4.5 billion. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates, and certain useful life assumptions, including customer attrition rates, (ii) finalizing the
Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities, (iii) finalizing the
Company's review of certain working capital accounts acquired, and (iv) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but that meet the requirement to qualify as a pre-acquisition contingency. None of the goodwill attributable to the acquisition of Alpha is expected to be deductible for tax purposes.
The following table summarizes the preliminary acquisition accounting for the Alpha acquisition noted above (in thousands):

Trade and other receivables	$44,306
Prepaid expenses and other current assets	196,460
Other long term assets	104,436
Goodwill	1,206,424
Intangibles	994,605
Accounts payable and accrued expenses	(41,814)
Other current liabilities	(4,272,375)
Other noncurrent liabilities	(320,473)
Total consideration[1]	$(2,088,431)

[1] The Alpha purchase price included approximately $4 billion in cash and cash equivalents and restricted cash, for which there were corresponding customer deposit liabilities assumed.
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	5 to 10	$26,938
Proprietary technology	3 to 4	22,470
Customer and vendor relationships	11 to 20	945,197
		$994,605
Pro forma information
The following unaudited proforma consolidated condensed financial results of operations are presented as if the acquisition of
Alpha occurred on January 1, 2024. The unaudited proforma consolidated condensed financial results have been prepared from the Company's and Alpha's historical consolidated statements of income for the years ended December 31, 2025 and 2024. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition occurred on January 1, 2024. The pro forma financial information does not include any synergies or operating cost reductions that may be achieved from the combined operations. These amounts are presented in accordance with GAAP, consistent with the Company's accounting policies (in millions):

	(Unaudited)
	Year Ended December 31,
	2025	2024
Revenues	$4,807	$4,257
Net income attributable to Corpay	$1,012	$905

Minority Investment
In May 2025, the Company formed a limited partnership with TPG that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of AP automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The take-private transaction was completed in October 2025.
In conjunction with the closing of the AvidXchange transaction in October 2025, the Company invested approximately
$578 million for approximately 35% of the equity in the limited partnership with TPG for an enterprise valuation of approximately $1.9 billion. The limited partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity in the limited partnership, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after the closing of the AvidXchange acquisition, the Company will have the right to acquire, or call, all the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital, which would result in the Company's consolidation of the limited partnership. If the Company does not exercise such right to acquire all of the remaining outstanding equity of the limited partnership and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, the
Company is required to guarantee a return to its partners, subject to certain limitations, of approximately 1.6 times invested capital (the minimum return). If the partnership sells AvidXchange in 2029 for an approximately similar valuation as at acquisition, there will be no requirement to pay any minimum return.
Private Company Council adjustments are identified and removed to conform with the Company's accounting as appropriate.
Furthermore, the acquisition accounting is preliminary and not yet finalized, with regards to (i) the valuation of its customer intangible assets, including key assumptions, inputs and estimates, and certain useful life assumptions, including customer attrition rates, (ii) finalizing the estimate of the impact of acquisition accounting on deferred income taxes or liabilities, and (iii)
finalizing the review of certain working capital accounts acquired.
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
In July 2024, the Company acquired 100% of the stock of Paymerang, a U.S.-based leader in AP automation solutions, for approximately $179.2 million, net of cash and cash equivalents and restricted cash acquired of $309 million. The Company recorded goodwill of approximately $303.9 million representing the strategic benefits of the acquisition, which expands
Corpay's presence in several markets, including education, healthcare, hospitality and manufacturing. None of the goodwill attributable to the acquisition of Paymerang is deductible for tax purposes.
In December 2024, the Company acquired 100% of GPS Capital Markets, LLC ("GPS") for approximately $577.1 million, net of cash and cash equivalents and restricted cash acquired of $190.7 million. GPS provides B2B cross-border and treasury management solutions to upper middle market companies, primarily in the U.S. As the Company acquired a single member
LLC, the acquisition allowed for all U.S. assets to be stepped-up to fair value at the acquisition date and goodwill to be deductible for federal income tax purposes. The Company recorded goodwill of approximately $335.1 million representing the strategic benefits of the acquisition of GPS, which further scales the Company's cross-border solution. All of the goodwill attributable to the acquisition of GPS is deductible for tax purposes.
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
All of the 2024 acquisitions are accounted for as business combinations. There were no material measurement period adjustments recorded during the year ended December 31, 2025 related to the 2024 acquisitions.

The following table summarizes the acquisition accounting for the 2024 business acquisitions noted above (in thousands):

Trade and other receivables	$22,898
Prepaid expenses and other current assets	72,394
Other long term assets	40,909
Goodwill	712,324
Intangibles	584,102
Accounts payable	(55,504)
Other current liabilities	(463,627)
Other noncurrent liabilities	(94,803)
Total fair value of net assets acquired	818,693
Less: Noncontrolling interest	(29,437)
Total consideration paid	$789,256
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks - indefinite lived	N/A	$13,938
Trade names and trademarks - other	2 to 5	12,200
Proprietary technology	4 to 5	23,485
Customer relationships	2 to 20	534,479
		$584,102
During the year ended December 31, 2024, the Company also completed multiple asset acquisitions for approximately $6.7 million.
8. Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill by reportable segment is as follows (in thousands):

	December 31, 2024	Acquisitions[1]	Dispositions	Impairments	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2025
Segment
Vehicle Payments	$2,626,055	$129,885	$—	$—	$58	$166,608	$2,922,606
Corporate Payments	2,687,354	1,206,424	—	—	1,717	68,260	3,963,755
Lodging Payments	413,438	—	—	—	—	6,231	419,669
Other[2]	257,820	—	—	—	—	972	258,792
	$5,984,667	$1,336,309	$—	$—	$1,775	$242,071	$7,564,822

[1] Reflects the recognition of preliminary goodwill related to acquisitions completed by the Company during the year ended December 31, 2025.
[2] Goodwill for the Company's Payroll Card reporting unit is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024.

	December 31, 2023	Acquisitions	Dispositions[1]	Impairments[2]	Acquisition Accounting Adjustments	Foreign Currency	December 31, 2024
Segment
Vehicle Payments	$2,803,990	$73,217	$(58,220)	$—	$—	$(192,932)	$2,626,055
Corporate Payments	2,074,736	637,332	—	—	1,058	(25,772)	2,687,354
Lodging Payments	416,952	—	—	—	—	(3,514)	413,438
Other	349,280	—	—	(90,000)	—	(1,460)	257,820
	$5,644,958	$710,549	$(58,220)	$(90,000)	$1,058	$(223,678)	$5,984,667

[1] Reflects goodwill derecognized in connection with the disposition of the Company's merchant solutions business in the U.S. See Note 19 for further information.
[2] Represents the partial impairment of the goodwill within the Company's Payroll Card reporting unit during the year ended December 31, 2024. See Note 2 for further information.
Acquisition accounting adjustments recorded in 2025 and 2024 are a result of the Company completing its acquisition accounting and working capital adjustments for certain prior year acquisitions. At December 31, 2025, goodwill is presented net of accumulated impairment losses of $90.0 million,which was recorded during the year ended December 31, 2024 and are included in our Other category as described above.
Other intangible assets consisted of the following at December 31 (in thousands):

		2025			2024
	Weighted- Avg Useful Life (Years)[1]	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.1	$4,541,001	$(1,908,916)	$2,632,085	$3,476,642	$(1,624,079)	$1,852,563
Trade names and trademarks—indefinite lived	N/A	442,814	—	442,814	410,391	—	410,391
Trade names and trademarks—other	7.2	92,939	(21,403)	71,536	66,047	(13,055)	52,992
Technology	7.5	327,925	(259,748)	68,177	306,296	(245,038)	61,258
Non-compete agreements	3.8	51,836	(28,719)	23,117	52,412	(19,174)	33,238
Total other intangibles		$5,456,515	$(2,218,786)	$3,237,729	$4,311,788	$(1,901,346)	$2,410,442
N/A = Not Applicable
[1] The weighted-average useful life calculation excludes fully amortized intangible assets.
Changes in foreign exchange rates resulted in $75.9 million and $69.6 million decreases to the carrying values of other intangible assets in the years ended December 31, 2025 and 2024, respectively. Amortization expense related to intangible assets for the years ended December 31, 2025, 2024 and 2023 was $261.9 million, $230.8 million and $225.4 million, respectively. During the years ended December 31, 2025 and 2024, the Company wrote-off the gross carrying amounts and the related accumulated amortization of fully amortized intangible assets of approximately $20.2 million and $70.3 million, respectively, which were no longer being used. Due to rebranding activity during the year ended December 31, 2024, the
Company reassessed the useful lives of certain trademarks. This resulted in a reclassification of $13.3 million from indefinite to finite-lived assets as of December 31, 2024. At the time of change in estimate, which was applied prospectively, the Company tested these trademarks for impairment, which resulted in no impairment charge.

The future estimated amortization of intangible assets at December 31, 2025 is as follows (in thousands):

2026	$326,618
2027	312,877
2028	301,072
2029	277,456
2030	264,741
Thereafter	1,312,151
9. Property and Equipment
Property and equipment, net consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (in Years)	2025	2024
Computer hardware and software	3 to 5	$1,058,568	$839,250
Card-reading equipment	4 to 6	55,384	53,820
Furniture, fixtures and vehicles	2 to 10	22,303	20,696
Buildings and improvements	5 to 50	48,101	40,242
Property and equipment, gross		1,184,356	954,008
Less: accumulated depreciation		(712,046)	(576,303)
Property and equipment, net		$472,310	$377,705
Depreciation expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $131.2 million, $120.1 million and $110.0 million, respectively. Amortization expense includes $102.9 million, $78.8 million and
$77.5 million for capitalized computer software costs for the years ended December 31, 2025, 2024 and 2023, respectively. At
December 31, 2025 and 2024, the Company had unamortized computer software costs of $401.0 million and $315.7 million, respectively.
Write-offs of property and equipment were immaterial for each of the years ended December 31, 2025, 2024 and 2023.
10. Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2025	2024
Accrued bonuses	$35,152	$21,581
Accrued payroll and severance	69,511	54,493
Accrued taxes	239,496	129,314
Accrued commissions/rebates	155,354	126,932
Other[1]	107,087	112,618
	$606,600	$444,938
1Other accrued expenses include several types of amounts due to our merchants, vendors and other third parties.

11. Debt
Credit Agreement and Securitization Facility
The Company’s debt instruments at December 31 consist primarily of term notes, revolving lines of credit and a Securitization
Facility as follows (in thousands):

	2025	2024
Term Loan A note payable (a), net of discounts	$2,918,787	$3,083,037
Term Loan B note payable (a), net of discounts	3,934,403	2,327,174
Revolving line of credit facilities (a)	1,325,000	1,262,000
Other obligations (c)	497	869
Total notes payable, credit agreements and other obligations	8,178,687	6,673,080
Securitization Facility (b)	1,823,000	1,323,000
Total debt	$10,001,687	$7,996,080
Current portion	$3,345,530	$2,769,974
Long-term portion	6,656,157	5,226,106
Total debt	$10,001,687	$7,996,080
_____________________
(a)The Company is party to a $10.15 billion Credit Agreement (the "Credit Agreement"), with Bank of America,
N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $2.8 billion, a Term Loan A facility in the amount of $3.3 billion and a Term Loan B facility in the amount of $4.1 billion, consisting of a $3.15 billion Term Loan B-5 and a $0.9 million Term Loan B-6, as of
December 31, 2025. The revolving credit facility consists of (a) a revolving A credit facility in the amount of
$1.3 billion with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $1.5 billion with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and sublimits for swing line loans. The Credit Agreement also includes an accordion feature for borrowing an additional $750 million in Term Loan A, Term Loan B, revolving A or revolving B facility debt and an unlimited amount when the leverage ratio on a pro-forma basis is less than 3.75 to 1.00. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes.
The maturity date for the Term Loan A and revolving credit facilities A and B is June 24, 2027. The Term Loan
B-5 has a maturity date of April 30, 2028, and the Term Loan B-6 has a maturity date of November 5, 2032.
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

On November 5, 2025, the Company entered into the seventeenth amendment to the Credit Agreement. The amendment, among other things, (i) increased the aggregate commitments under the revolving credit facility by
$1 billion to new total Revolver B commitments of $1.5 billion, and (ii) added a new seven-year Term Loan B-6 of $900 million. The Company used the Term Loan B-6 and revolving credit facility proceeds to fund the Alpha acquisition.
Interest on amounts outstanding under the Credit Agreement accrues as follows: For all loans denominated in
U.S. dollars with the exception of Term Loan B borrowings, based on SOFR plus a SOFR adjustment of 0.10%;
for all loans denominated in British pounds, based on the SONIA plus a SONIA adjustment of 0.0326%; for all loans denominated in euros, based on the Euro Interbank Offered Rate (EURIBOR); or for all loans denominated in Japanese yen, at the Tokyo Interbank Offer Rate (TIBOR) plus a margin based on a leverage ratio (as defined in the agreement); or our option (for U.S. dollar borrowings only), the Base Rate (defined as the rate equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate announced by Bank of
America, N.A., or (c) SOFR plus 1.00% plus a margin based on a leverage ratio). Interest on Term Loan B-5 and Term Loan B-6 borrowings is based on SOFR plus a margin of 1.75%. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25% to 0.30% of the daily unused portion of the credit facility based on a leverage ratio.
The interest rates at December 31, 2025 and 2024 are as follows:

	2025	2024
Term loan A	5.19%	5.83%
Term loan B	5.47%	6.11%
Revolving line of credit A & B (USD)	5.24%	5.83%
Revolving line of credit B (GBP)	5.13%	6.11%
Unused credit facility fee	0.25%	0.25%
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
The Company has unamortized debt discounts and debt issuance costs of $26.5 million and $16.6 million related to the term loans as of December 31, 2025 and December 31, 2024, respectively, recorded in notes payable and other obligations, net of current portion within the Consolidated Balance Sheets.
The Company has unamortized debt issuance costs of $5.6 million and $3.4 million related to the revolving credit facility as of December 31, 2025 and December 31, 2024, respectively, recorded in other assets within the
Consolidated Balance Sheets.
As a result of the amortization of debt discounts and debt issuance costs, the effective interest rate incurred on the term loans was approximately 5.97% during 2025. Principal payments of $197.1 million were made on the term loans during 2025.
(b)The Company, through Corpay Technologies Operating Company, LLC and certain of its other subsidiaries, is party to a $2.3 billion receivables purchase agreement as of December 31, 2025. There is a program fee equal to
SOFR plus 0.91% or the Commercial Paper Rate plus 0.71% as of December 31, 2025, and SOFR plus 0.10%
adjustment plus 0.95% or the Commercial Paper Rate plus 0.85% at December 31, 2024. The program fee was
3.73% plus 0.87% as of December 31, 2025, and 4.42% plus 0.94% as of December 31, 2024. The unused facility fee is payable at a rate of between 0.25% and 0.40% based on utilization as of December 31, 2025 and between 0.30% and 0.40% based on utilization as of December 31, 2024. The Company has unamortized debt issuance costs of $5.7 million and $0.8 million related to the revolving Securitization Facility as of
December 31, 2025 and December 31, 2024, respectively, recorded in other assets within the Consolidated
Balance Sheets.
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
Bridge Term Loan Credit Agreement
On July 23, 2025, in connection with the announced acquisition of Alpha, the Company entered into a bridge term loan credit agreement with BOFA Securities, Inc., Barclays Bank PLC and JPMorgan Chase Bank, N.A., along with other syndicates, pursuant to which, among other things, those lenders committed to provide debt financing, consisting of a £1.875 billion bridge facility (the “Bridge Facility”), to fund the cash consideration payable pursuant to the acquisition of Alpha and to fund related costs and expenses should the Company decide to utilize the Bridge Facility for such purposes. The Company did not utilize the
Bridge Facility for the financing of the acquisition. The Company incurred approximately $10 million in commitment and arrangement fees related to the Bridge Facility during the year ended December 31, 2025, which were classified within interest expense, net. The Bridge Facility expired on November 7, 2025.
Debt Covenants and Contractual Maturities
The Company was in compliance with all financial and non-financial covenants at December 31, 2025. The Company has entered into interest rate swap cash flow contracts with U.S. dollar notional amounts in order to reduce the variability of cash flows in the previously unhedged interest payments associated with $4.5 billion of unspecified variable rate debt. See Note 16 for further information.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at December 31, 2025 were as follows (in thousands):

2026	$1,531,637
2027	2,795,203
2028	3,005,342
2029	9,000
2030	9,000
Thereafter	855,000
Total principal payments	8,205,182
Less: debt discounts and issuance costs included in debt	(26,495)
Total debt	$8,178,687

12. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive (Loss) Income Attributable to Corpay
Balance at December 31, 2022	$(1,518,640)	$8,990	$(1,509,650)
Other comprehensive income (loss) before reclassifications	140,089	(14,984)	125,105
Amounts reclassified from AOCL	120,269	(39,401)	80,868
Tax effect	—	14,578	14,578
Other comprehensive income (loss), net of tax	260,358	(39,807)	220,551
Balance at December 31, 2023	(1,258,282)	(30,817)	(1,289,099)
Other comprehensive (loss) income before reclassifications	(490,758)	132,440	(358,318)
Amounts reclassified from AOCL	—	(46,276)	(46,276)
Tax effect	—	(20,303)	(20,303)
Other comprehensive (loss) income, net of tax	(490,758)	65,861	(424,897)
Balance at December 31, 2024	(1,749,040)	35,044	(1,713,996)
Other comprehensive income (loss) before reclassifications	453,459	(166,975)	286,484
Amounts reclassified from AOCL	—	(13,225)	(13,225)
Tax effect	—	48,583	48,583
Other comprehensive income (loss), net of tax	453,459	(131,617)	321,842
Balance at December 31, 2025	$(1,295,581)	$(96,573)	$(1,392,154)
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
Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the table above, for the years ended December 31, 2025 and 2024 consisted of foreign currency translation gains of $7.7 million and losses of
$5.8 million, respectively .

13. Income Taxes
Income before the provision for income taxes is attributable to the following jurisdictions for years ended December 31 (in thousands):

	2025	2024	2023
United States	$289,052	$278,330	$322,856
Foreign	1,252,627	1,106,783	1,002,149
Total	$1,541,679	$1,385,113	$1,325,005
The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2025	2024	2023
Current:
Federal	$102,328	$168,982	$155,647
State	22,245	7,528	25,614
Foreign	373,062	269,588	208,532
Total current	497,635	446,098	389,793
Deferred:
Federal	(40,323)	(62,190)	(46,676)
State	4,414	(19,080)	(8,088)
Foreign	8,005	16,553	8,086
Total deferred	(27,904)	(64,717)	(46,678)
Total provision	$469,731	$381,381	$343,115
For the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. In preparing the tabular rate reconciliation, the Company presented the effects of cross-border tax laws net of U.S. tax credits. The tax effects for all jurisdictions of changes in judgment related to tax positions taken in prior annual reporting periods, and associated interest, are reported in the changes in unrecognized tax benefits category.
The provision for income taxes differs from amounts computed by applying the U.S. federal statutory rate of 21% to income before income taxes for the year ended December 31, 2025, in accordance with guidance after the adoption of ASU 2023-09, due to the following (in thousands, except percentages*):

	2025
U.S. federal tax at statutory rate	$323,753	21.0%
State and local income taxes, net of federal income tax effect	21,061	1.4
Foreign tax effects:
Australia:
Gain (loss) on sale	30,517	2.0
Other	14,840	1.0
Brazil:
Statutory tax rate difference between Brazil and U.S.	47,143	3.1
Withholding taxes	17,416	1.1
Other	(24,700)	(1.6)
Canada	16,336	1.1
Other foreign jurisdictions	5,654	0.4
Effect of cross-border tax laws	17,097	1.1
Changes in unrecognized tax benefits	19,776	1.3
Other adjustments	(19,160)	(1.2)
Effective tax rate	$469,731	30.5%

*Columns may not calculate due to rounding.

The provision for income taxes differs from amounts computed by applying the U.S. federal tax rate of 21% for both 2024 and
2023, to income before income taxes for the years ended December 31, 2024 and 2023, in accordance with guidance prior to the adoption of ASU 2023-09, due to the following (in thousands, except percentages):

	2024		2023
Computed “expected” tax expense	$290,877	21.0%	$278,251	21.0%
Changes resulting from:
Change in valuation allowance	(64,289)	(4.6)	22,447	1.7
Foreign tax credits	1,309	0.1	(98,641)	(7.4)
Foreign income tax differential	31,743	2.3	14,949	1.1
State taxes net of federal benefits	(9,047)	(0.7)	13,857	1.0
Increase in tax expense due to uncertain tax positions	38,395	2.8	14,146	1.1
Foreign withholding tax	30,785	2.2	24,331	1.8
Stock-based compensation	(29,582)	(2.1)	7,980	0.6
Sub-part F Income/GILTI	87,252	6.3	94,594	7.1
Brazil tourism tax benefit	—	—	(16,311)	(1.2)
Interest on net equity deduction	(20,757)	(1.5)	(15,051)	(1.1)
Impairment of goodwill	18,900	1.4	—	—
Other	5,795	0.4	2,563	0.2
Provision for income taxes	$381,381	27.5%	$343,115	25.9%

More than half of the Company's state tax expense derive from the following states (from largest composition to least):
California, Virginia, Minnesota, Pennsylvania, Tennessee, Illinois.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at
December 31 are as follows (in thousands*):

	2025	2024
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses	$34,419	$16,756
Accrued expenses not currently deductible for tax	20,552	13,263
Lease deferral	15,108	15,423
Interest rate swap	39,895	—
Stock-based compensation	29,300	29,425
Net operating loss carry forwards	174,478	159,603
Accrued escheat	3,656	3,897
163(j) interest limitation	139,056	88,139
Other	28,579	22,665
Deferred tax assets before valuation allowance	485,042	349,171
Valuation allowance	(127,150)	(113,223)
Deferred tax assets, net	357,892	235,948
Deferred tax liabilities:
Intangibles—including goodwill	(849,943)	(548,802)
Basis difference in investment in subsidiaries	(43,815)	(42,206)
Interest rate swap	—	(8,695)
Lease deferral	(13,507)	(13,536)
Accrued expense liability	(661)	(722)
Prepaid expenses	(690)	(1,172)
Withholding taxes	(7,837)	(18,472)
Property and equipment and other	(51,130)	(38,646)
Deferred tax liabilities	(967,584)	(672,251)
Net deferred tax liabilities	$(609,692)	$(436,303)

*Columns may not calculate due to rounding. Disclosure has been conformed in all periods to align with current presentation.
The Company’s deferred tax balances are classified in its balance sheets as of December 31 as follows (in thousands):

	2025	2024
Long term deferred tax assets and liabilities:
Long term deferred tax assets	$4,653	$2,873
Long term deferred tax liabilities	(614,345)	(439,176)
Net deferred tax liabilities	$(609,692)	$(436,303)
The valuation allowances relate to foreign net operating loss carryforwards, state net operating loss carryforwards and state
163(j) limitations on business interest carryforward. The net change in the total valuation allowance for the year ended
December 31, 2025, was an increase of $13.9 million. The valuation allowance increase was primarily due to an increase in foreign net operating losses where significant negative evidence on future utilization was considered.
As of December 31, 2025, the Company had a net operating loss carryforward for state income tax purposes of approximately
$57.9 million that is available to offset future state tax expense, either indefinitely or in some cases subject to expiration in 15 or 20 years. Additionally, the Company had $116.5 million net operating loss carryforwards for foreign income tax purposes that are available to offset future foreign tax expense. Most foreign net operating loss carryforwards will not expire in future years. The Company has provided a valuation allowance against $113.0 million of its deferred tax asset related to the net operating losses as it does not anticipate utilizing the losses in the foreseeable future.

During 2025 and 2024, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of
$8.0 million and $6.1 million, respectively. Accumulated interest and penalties were $44.7 million and $36.8 million on the
Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. In accordance with the Company's accounting policy, interest and penalties related to unrecognized tax benefits are included as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Unrecognized tax benefits at December 31, 2022	$60,669
Additions based on tax positions related to the current year	8,821
Additions based on tax positions related to the prior year	(1,913)
Deductions based on settlement of prior year tax positions	(104)
Addition for cumulative federal benefit of state tax deductions	(4,235)
Change due to OCI	(132)
Unrecognized tax benefits at December 31, 2023	63,106
Additions based on tax provisions related to the current year	21,689
Deductions based on tax positions related to the prior year	14,206
Deductions based on settlements of prior year tax positions	(178)
Deductions based on expiration of prior year tax positions	(3,362)
Change due to OCI	(1)
Unrecognized tax benefits at December 31, 2024	95,460
Additions based on tax provisions related to the current year	40,799
Additions and deductions based on tax positions related to the prior year	9,846
Deductions based on expiration of prior year tax positions	(11,187)
Change due to OCI	1
Unrecognized tax benefits at December 31, 2025	$134,919
As of December 31, 2025, the Company had total unrecognized tax benefits of $134.9 million all of which, if recognized, would affect its effective tax rate. It is not anticipated that there are any unrecognized tax benefits that will significantly increase or decrease within the next twelve months.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to
2016. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.
Net cash paid (refunds received) for income taxes in accordance with ASU 2023-09 consisted of the following for the year ended December 31, 2025 (in thousands):

2025
Federal	$180,393
Aggregated state and local jurisdictions	27,971
Foreign	302,369
Net cash paid (refunds received) for income taxes	$510,733
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in accordance with ASU
2023-09 in the following jurisdictions for the year ended December 31, 2025 (in thousands):

2025
Federal	$180,393

Foreign:
Australia	36,947
Brazil	75,642
Canada	39,742
United Kingdom	$96,054
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
The Organization for Economic Co-operation and Development (OECD), continues to put forth various initiatives, including
Pillar Two rules which introduce a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025 for different aspects of the directive, and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of
December 31, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. The Company continues to closely monitor regulatory developments to assess potential impacts.
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
lease liability as of the modification date.
Other assets include ROU assets, other current liabilities include short-term operating lease liabilities and other non-current liabilities include long-term lease liabilities at December 31, 2025 and 2024 as follows (in thousands):

	2025	2024
ROU assets	$99,641	$77,998
Short term lease liabilities	$29,237	$24,340
Long term lease liabilities	$85,288	$64,718
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
Total lease costs for the years ended December 31, 2025, 2024 and 2023 were $28.0 million, $26.9 million and $29.7 million, respectively. Variable lease costs and short-term lease costs were immaterial for all periods presented.

The supplementary cash and non-cash disclosures for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Cash paid for operating lease liabilities	$30,404	$29,913	$31,388
ROU assets obtained in exchange for new operating lease obligations	$30,430	$10,505	$22,764
Weighted-average remaining lease term (years)	5.79	5.33	5.62
Weighted-average discount rate	5.03%	5.17%	5.19%
Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$30,076
2027	26,965
2028	18,002
2029	14,459
2030	11,659
Thereafter	28,702
Total lease payments	129,863
Less imputed interest	15,338
Present value of lease liabilities	$114,525
15. Commitments and Contingencies
In the ordinary course of business, the Company and its subsidiaries (collectively, the "Company") is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas and matters relating to compliance with laws and regulations (collectively, "legal proceedings"). Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
FTC Matter
In October 2017, the Federal Trade Commission (FTC) issued a Notice of Civil Investigative Demand to the Company for the
production of documentation and a request for responses to written interrogatories. After discussions with the Company, the
FTC proposed in October 2019 to resolve potential claims relating to the Company’s advertising and marketing practices, principally in its U.S. direct fuel card business within its North American fuel card business. The parties reached impasse primarily related to what the Company believed were unreasonable demands for redress made by the FTC.
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia against the Company and Ron Clarke. See
FTC v. FleetCor Technologies, Inc., No. 19-cv-05727 (N.D. Ga.). The complaint alleged the Company and Ron Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices. The complaint sought among other things injunctive relief, consumer redress and costs of suit. On April 17, 2021, the FTC filed a motion for summary judgment. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress by means of Section 13(b) of the FTC Act, which is the means by which the FTC has sought such redress in this case. The Company cross-moved for summary judgment regarding the FTC’s ability to seek monetary or injunctive relief on May 17, 2021. On August 13, 2021, the FTC filed a motion to stay or to voluntarily dismiss without prejudice the case pending in the Northern District of Georgia in favor of a parallel administrative action under Section
5 of the FTC Act that it filed on August 11, 2021 in the FTC’s administrative process. Apart from the jurisdiction and statutory change, the FTC’s administrative complaint made the same factual allegations as the FTC’s original complaint filed in
December 2019. The FTC's administrative action was stayed pending resolution of the case in federal court. On August 9, 2022, the District Court for the Northern District of Georgia granted the FTC's motion for summary judgment as to liability for the
Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief as to both the Company and Ron Clarke.
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission
ordered that the stay of the parallel Section 5 administration action will remain in place during the pendency of the Eleventh
Circuit appeal. On January 6, 2026, the Eleventh Circuit affirmed the judgment against the Company and affirmed the judgment against Ron Clarke except for one count, which was vacated and remanded. The Company intends to seek an en banc review by the full Eleventh Circuit.
The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company's financial performance.The Company has incurred and continues to incur legal and other fees related to this FTC complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties and remediation expenses.
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
16. Derivative Financial Instruments and Hedging Activities
Foreign Currency Derivatives
The Company uses derivatives to facilitate cross-currency corporate payments by writing derivatives to customers within its cross-border solution. The Company also offers interest rate and commodity contracts. Derivative transactions associated with the Company's cross-border solution primarily include:
•Foreign currency forward contracts, which are commitments to buy or sell at a future date a currency at a contract price and will be settled in cash.
•Foreign currency option contracts, which gives the purchaser the right, but not the obligation, to buy or sell within a specified time a currency at a contracted price that may be settled in cash.
•Foreign currency swap contracts, which are commitments to settlement in cash at a future date or dates, usually on an overnight basis.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $123.9 billion and $93.0 billion as of December 31, 2025 and December 31, 2024, respectively. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of December 31,
2025 and 2024 (in millions):

	December 31, 2025
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange, interest rate and commodity contracts	$1,709.2	$1,415.2	$949.0	$655.0

	December 31, 2024
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,406.7	$1,297.3	$833.7	$724.3

The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At December 31, 2025 and December 31, 2024, the Company had received collateral of
$175.2 million and $35.0 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market (MTM) thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At December 31, 2025 and December 31, 2024, the
Company had posted collateral of $356.7 million and $718.1 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the
Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of December 31, 2025 and
December 31, 2024 (in millions):

		2025	2024
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$660.4	$630.2
Derivative Assets	Other assets	$288.7	$203.5
Derivative Liabilities	Other current liabilities	$450.0	$538.6
Derivative Liabilities	Other noncurrent liabilities	$205.1	$185.7
Cash Flow Hedges
As of December 31, 2025, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$500	3.80%	1/31/2026
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
$250	3.47%	1/31/2029
$250	3.47%	7/31/2029
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $13.2 million and $46.3 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the years ended December 31, 2025 and 2024, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments are recorded in operating activities.

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
The table below presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the
Consolidated Balance Sheets, as of December 31, 2025 and 2024 (in millions). See Note 4 for further information.

	Balance Sheet Classification	2025	2024
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$1.0	$9.7
Swap contracts	Other assets	$0.3	$10.0
Swap contracts	Other current liabilities	$17.3	$3.9
Swap contracts	Other noncurrent liabilities	$7.2	$6.0
As of December 31, 2025, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings as an increase to interest expense within the next 12 months is approximately $16.1
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
At December 31, 2025, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.35%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $24.2 million and $13.9 million in interest expense, net for the years ended December 31, 2025 and 2024, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Consolidated
Statements of Cash Flows.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of December 31, 2025 and
December 31, 2024 (in millions).

		2025	2024
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$13.4	$22.6
Net investment hedge	Other assets	$—	$8.0
Net investment hedge	Other current liabilities	$58.1	$—
Net investment hedge	Other noncurrent liabilities	$91.6	$5.2

As of December 31, 2025, the estimated net amount of the existing benefit related to the Company's cross-currency interest rate swaps designed as net investment hedges that is expected to be reclassified into earnings as a reduction to interest expense, net within the next 12 months is approximately $17.7 million.
17. Earnings Per Share
The Company reports basic and diluted earnings per share using the two-class method, which is an earnings allocation method that determines EPS for common shares and participating securities. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period, further adjusted by the redeemable noncontrolling interest redemption value adjustment associated with the
Mastercard investment. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method.
The calculation and reconciliation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data) follows:

	2025	2024	2023
Net income attributable to Corpay	$1,069,826	$1,003,746	$981,890
Adjustment to redemption value of redeemable noncontrolling interest	(1,480)	—	—
Net income attributable to Corpay shareholders after adjustment to redemption value of redeemable noncontrolling interest	$1,068,346	$1,003,746	$981,890

Denominator for basic earnings per share	70,137	70,331	73,155
Dilutive securities	921	1,517	1,232
Denominator for diluted earnings per share	71,058	71,848	74,387
Basic earnings per share attributable to Corpay	$15.23	$14.27	$13.42
Diluted earnings per share attributable to Corpay	$15.03	$13.97	$13.20
Diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 excludes the effect of 0.7 million, 0.1 million and 2.0 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Diluted earnings per share also excludes the effect of performance-based restricted stock for which the performance criteria have not yet been achieved, which was immaterial for 2025, 2024 and 2023.
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
The Company's segment results, including significant segment expenses regularly provided to the CODM, are as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands)*:

	Year ended December 31, 2025
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$2,138,675	$1,635,065	$469,540	$285,123	$4,528,403
Expenses:
Processing	382,777	322,878	123,785	139,737	969,177
Selling	198,032	240,678	30,653	9,625	478,988
General and administrative	329,482	289,563	70,793	43,190	733,028
Depreciation	79,203	30,442	15,884	5,635	131,164
Amortization	114,854	111,539	33,723	2,023	262,139
Other operating, net	1,882	172	5	1	2,060
Gain on disposition, net	(42,261)	—	—	—	(42,261)
Operating income	$1,074,706	$639,793	$194,697	$84,912	1,994,108
Other expenses:
Other expense, net					46,985
Interest expense, net					403,848
Loss on extinguishment of debt					1,596
Total other expenses					452,429
Income before income taxes					$1,541,679

	Year ended December 31, 2025
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures:
Capital expenditures	$129,434	$40,859	$22,025	$8,438	$200,756
Long-lived assets (excluding goodwill and investments)	$308,546	$99,199	$45,376	$19,189	$472,310

	Year Ended December 31, 2024
	Vehicle Payments[2]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$2,008,799	$1,221,915	$488,589	$255,286	$3,974,589
Expenses:
Processing	365,457	264,298	119,645	119,685	869,085
Selling	175,750	172,365	24,317	8,474	380,906
General and administrative	311,784	192,853	72,526	39,711	616,874
Depreciation	70,178	29,949	13,205	6,774	120,106
Amortization	129,988	63,367	35,494	2,133	230,982
Goodwill impairment	—	—	—	90,000	90,000
Other operating, net	82	686	14	7	789
Gain on disposition	(121,310)	—	—	—	(121,310)
Operating income (loss)	$1,076,870	$498,397	$223,388	$(11,498)	1,787,157
Other expenses:
Other expense, net					13,961
Interest expense, net					383,043
Loss on extinguishment of debt					5,040
Total other expenses					402,044
Income before income taxes					$1,385,113

	Year ended December 31, 2024
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures:
Capital expenditures	$117,410	$32,587	$19,622	$5,557	$175,176
Long-lived assets (excluding goodwill and investments)	$258,942	$67,379	$35,105	$16,279	$377,705

	Year ended December 31, 2023
	Vehicle Payments[2,3]	Corporate Payments	Lodging Payments	Other	Total
Revenues, net	$2,005,510	$981,127	$520,216	$250,866	$3,757,719
Expenses:
Processing	377,603	212,144	117,203	112,958	819,908
Selling	167,614	137,512	24,597	10,435	340,157
General and administrative	314,892	170,075	77,219	41,237	603,424
Depreciation	69,886	22,356	11,070	6,671	109,983
Amortization	132,019	56,323	35,833	2,446	226,621
Other operating, net	98	629	25	1	753
Operating income	$943,399	$382,085	$254,270	$77,119	1,656,873
Other expenses:
Other income, net					(16,739)
Interest expense, net					348,607
Total other expenses					331,868
Income before income taxes					$1,325,005

	Year ended December 31, 2023
	Vehicle Payments	Corporate Payments	Lodging Payments	Other	Total
Other segment disclosures:
Capital expenditures	$108,592	$25,387	$13,705	$6,138	$153,822
Long-lived assets (excluding goodwill and investments)	$252,499	$48,822	$24,697	$17,136	$343,154
*Columns may not calculate due to rounding.
1 Results from Gringo acquired in the first quarter of 2025, are reported in the Vehicle Payments segment from the date of acquisition. Results from Alpha acquired in the fourth quarter of 2025 are included in the Corporate Payments segment from the date of acquisition.
2 Results of our merchant solutions business disposed of in December 2024, are included in the Vehicle Payments segment for all periods prior to disposition.
3 Results of the Company's Russian business disposed of in August 2023, are included in the Vehicle Payments segment for all periods prior to disposition.
Total assets for each reportable segment are not presented, as the CODM does not evaluate performance or allocate resources based on segment assets. The following table presents the Company's long-lived assets by major geography (excluding goodwill, other intangible assets and investments) at December 31 (in thousands):

	2025	2024
Long-lived assets (excluding goodwill, other intangible assets and investments):
United States (country of domicile)	$263,479	$228,233
Brazil	$80,634	$64,912
United Kingdom	$53,206	$46,174
More than 10% of our consolidated revenues in 2025, 2024 and 2023 were derived through our relationship with our open-loop network partner in our Vehicle Payments and Corporate Payments segments.

19. Dispositions
BP Portfolio
In July 2025, the Company signed a definitive agreement to sell its BP private label fuel card portfolio to a third party.
Revenues generated from the BP portfolio are included in the Company's Vehicle Payments segment. The transaction was completed during October 2025. In connection with the sale, the Company recorded a pre-tax gain on disposal of $53.4 million during the year ended December 31, 2025, which is included with the gain on disposition, net financial statement line in the accompanying Consolidated Statements of Income.
Comdata Merchant Solutions
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
The Company received total proceeds of $185.5 million, which have been recorded within investing activities in the accompanying Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a pre-tax net gain on disposal of $121.3 million during the year ended December 31, 2024, which primarily represents the proceeds received less the derecognition of the related net assets. During the year ended December 31, 2025, the Company recognized a loss of
$11.2 million in connection with the sale due to a working capital adjustment. The pre-tax net gain is included within the gain on disposition, net financial statement line in the accompanying Consolidated Statements of Income.
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
20. Subsequent Events
PayByPhone Disposition
In February 2026, the Company signed a definitive agreement to sell PayByPhone, a mobile parking payments business within its Vehicle Payments segment (the "disposal group") to a third party for $450 million. The transaction is expected to close during the first half of 2026, subject to certain customary closing conditions. The Company determined that the disposal group met all of the required criteria to be classified as held for sale during the first quarter of 2026.
The disposal group's fair value, based upon the estimated sales price less anticipated costs to sell, exceeds its carrying value.
The Company is in the process of estimating the impact this transaction will have on its financial results, but expects to recognize a pre-tax gain on disposal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, management carried out, under the supervision and with the participation of our Chief Executive
Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief
Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting
(as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), pursuant to Rule 13a-15(c) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in 2013, Internal Control-Integrated Framework. As of December 31, 2025, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.
In connection with management's evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, the internal controls related to two subsidiaries that we acquired during the year ended December 31, 2025, and for which financial results are included in our consolidated financial statements.
During 2025, the Company acquired Gringo, a leading Brazil-based vehicle registration and compliance payment company; and
Alpha, a leading provider of B2B cross-border foreign exchange solutions to corporations and investment funds in the UK.
Collectively, we refer to these transactions as the 2025 Acquisitions. In the evaluation of internal control over financial reporting, management excluded the operations of acquired entities in the 2025 Acquisitions from the assessment of internal control over financial reporting as of December 31, 2025. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2025. These 2025
Acquisitions constituted 23.8% of total assets at December 31, 2025, and 2.0% of revenues, net for the year then ended.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Remediation of Previously Reported Material Weakness
As previously disclosed in Part II-Item 9A "Controls and Procedures" in our Annual Report on Form 10-K for the year ended
December 31, 2024, we identified a material weakness in our internal control over financial reporting related to information technology general controls (ITGCs) in the area of user access management over certain information technology systems used in the execution of controls that support the Company’s financial reporting processes. Our business process application and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
With respect to the material weakness above, management, under the oversight of the Audit Committee, implemented measures designed to ensure that control deficiencies contributing to the material weakness was remediated, and that these controls are designed, implemented and operating effectively. The remediation actions included: (i) enhancement of the information technology compliance oversight function; (ii) development of a training program addressing ITGCs and other policies, including educating control owners concerning the principles and requirements of internal controls, with a focus on those related to user access over information technology systems impacting financial reporting; (iii) documentation of underlying

ITGCs to enhance the information evidencing the performance of ITGCs; (iv) development of enhanced integration functionality and controls related to the ongoing implementation of user access information technology system; and (v)
enhancement of the information technology management review and testing plan to monitor ITGCs, with a specific focus on systems supporting our financial reporting processes.
During the quarter ended December 31, 2025, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined the material weakness had been fully remediated as of December 31,
2025.
Changes in Internal Control over Financial Reporting
Except for the actions taken to remediate the material weakness described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Corpay, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Corpay, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corpay, Inc. and subsidiaries (the Company)
maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the
COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gringo and Alpha (the 2025 Acquisitions), which are included in the 2025 consolidated financial statements of the Company and constituted 23.8% of total assets as of December 31, 2025 and 2.0% of revenues, net for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2025 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December
31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 26, 2026

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or executive officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information appears in Part I of this Form 10-K. Information about our directors may be found under the caption “Director Nominees” and “Continuing Directors” in our Proxy Statement for the
Annual Meeting of Shareholders to be held May 7, 2026 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings and Committees” in the Proxy Statement. The foregoing information is incorporated herein by reference.
The information in the Proxy Statement set forth under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.
We have adopted the Corpay Code of Business Conduct and Ethics (the “code of ethics”), which applies to our Chief Executive
Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and other finance organization employees.
The code of ethics is publicly available on our website at www.corpay.com under Investor Relations. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by the
Company, directors, officers, managers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1.
ITEM 11. EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Director Compensation,” “2025 Named Executive Officer
Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is
incorporated herein by reference.
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

3.2
Certificate of Ownership and Merger Merging CPAY Merger Sub, Inc. into FLEETCOR Technologies, Inc., effective on March 24, 2024 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form
8-K, File No. 001-35004, filed with the SEC on March 12, 2024)

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

10.8*
Form of Director Restricted Stock Grant Agreement pursuant to the FLEETCOR Technologies, Inc. 2010 Equity
Compensation Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the registrant’s
Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.9*
Form of Employee Performance Share Restricted Stock Agreement pursuant to the FLEETCOR Technologies,
Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1, File No. 333-166092, filed with the SEC on November 30, 2010)

10.10*
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

10.15*
Corpay 2010 Equity Compensation Plan, as amended and restated effective April 13, 2022 (incorporated by reference to Exhibit No. 10.17 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February
28, 2023)

10.16*
FLEETCOR Technologies, Inc. Section 162(M) Performance—Based Program (incorporated by reference to
Annex A to the registrant’s Proxy Statement, File No. 001-35004, filed with the SEC on April 18, 2014)

10.17*
FLEETCOR Technologies, Inc. Amended and Restated 2010 Equity Compensation Plan, Key Employee
Performance-Based Stock Option Certification to Ronald F. Clarke, dated September 30, 2021(incorporated by reference to Exhibit 10.4 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 9,
2021)

10.18
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

10.19
Fifth Amended and Restated Receivables Purchase Agreement, dated November 14, 2014, by and among
FLEETCOR Technologies, Inc. and PNC Bank, National Association, as administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit No. 10.1 to the registrant’s
Form 8-K, File No. 001-35004, filed with the SEC on November 17, 2014)

10.20
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

10.21
Amended and Restated Purchase and Sale Agreement dated as of November 14, 2014, among various entities listed on Schedule I thereto, as originators, and FLEETCOR Funding LLC (incorporated by reference to Exhibit
10.33 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.22
Receivables Purchase and Sale Agreement dated as of November 14, 2014, among Comdata TN, Inc. and
Comdata Network, Inc. of California, as the sellers, and Comdata Inc., as the buyer (incorporated by reference to
Exhibit 10.34 to the registrant’s Form 10-K, File No. 001-35004, filed with the SEC on March 2, 2015)

10.24*
Offer Letter, dated July 29, 2014, between FLEETCOR Technologies, Inc. and Armando Lins Netto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q, File No. 001-35004, filed with the SEC on May 11,
2015)

10.25
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

10.26*
Employee agreement on confidentiality, work product, non-competition, and non-solicitation (incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K, File No. 001-35004, filed with the SEC on February 29,
2016)

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
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

10.48
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

10.49
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

10.50
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

10.51*
Offer letter, dated May 23, 2022, between FLEETCOR Technologies, Inc. and Alan King (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 9,
2022)

10.52
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

10.53
Cooperation Agreement, dated as of March 15, 2023, by and among FLEETCOR Technologies, Inc., D.E. Shaw
Oculus Portfolios, L.L.C. and D.E. Shaw Valence Portfolios, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 20, 2023)

10.54*
Offer letter, dated February 24, 2023, between FLEETCOR Technologies, Inc. and Tom Panther (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q, File No. 001-35004, filed with the SEC on May 10, 2023)

10.55
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

10.56*
Corpay, Inc. Amended and Restated 2010 Equity Compensation Plan, Key Employee Performance-Based Stock
Option Amended Certification to Ronald F. Clarke, dated October 23, 2024 (incorporated by reference to Exhibit
10.2 to the Registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 8, 2024)

10.57
Thirteenth Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated January 24,
2025 by and among by and among FleetCor Funding LLC, Corpay Technologies Operating Company, LLC,
Corpay, Inc., PNC Bank, National Association as administrator for a group of purchasers and purchaser agents, and certain other parties hereto (incorporated by reference to Exhibit 10.67 to the Registrant's Form 10-K, File No.
001-35004, filed with the SEC on February 27, 2025)

10.58
Sixteenth Amendment to the Credit Agreement, dated as of February 20, 2025 among Corpay Technologies
Operating Company, LLC, as the Company, Corpay, Inc., as the Parent, Cambridge Mercantile Corp. (U.S.A.) as
the additional borrower, Bank of America, N.A., as administrative agent and the foreign swing line lender, and the other lenders party hereto (incorporated by reference to Exhibit 10.68 to the Registrant's Form 10-K, File No.
001-35004, filed with the SEC on February 27, 2025)

10.59*
Offer letter dated June 2, 2025, between Corpay Technologies Operating Company, LLC and Peter Walker
(incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-35004, filed with the SEC on August 7, 2025)

10.60
Co-operation Agreement, dated July 23, 2025, by and between Corpay and Alpha (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on July 23, 2025)

10.61
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

10.62
Sixth Amended and Restated Receivables Purchase Agreement, dated November 3, 2025, by and among
FLEETCOR FUNDING LLC and CORPAY FUNDING (UK) Limited and PNC Bank, National Association, as
administrator for a group of purchasers and purchaser agents, and certain other parties (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q, File No. 001-35004, filed with the SEC on November 10, 2025.

19.1	Insider Trading Policy

21.1**	List of subsidiaries of Corpay, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer Pursuant to Section 302

31.2**	Certification of Chief Financial Officer Pursuant to Section 302

32.1**	Certification of Chief Executive Officer Pursuant to Section 906

32.2**	Certification of Chief Financial Officer Pursuant to Section 906

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
ITEM 16. FORM 10-K SUMMARY
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Atlanta, State of Georgia, on
February 26, 2026.

Corpay, Inc.

By:	/s/ RONALD F. CLARKE
Ronald F. Clarke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ RONALD F. CLARKE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Ronald F. Clarke

/s/ PETER WALKER	Chief Financial Officer (Principal Financial Officer)
Peter Walker

/s/ ALISSA B. VICKERY	Chief Accounting Officer (Principal Accounting Officer)
Alissa B. Vickery

/s/ ANNABELLE G. BEXIGA	Director
Annabelle G. Bexiga

/s/ DAVID L. BUNCH	Director
David L. Bunch

/s/ JOSEPH W. FARRELLY	Director
Joseph W. Farrelly

/s/ THOMAS M. HAGERTY	Director
Thomas M. Hagerty

/s/ RAHUL GUPTA	Director
Rahul Gupta

/s/ ARCHIE L. JONES, JR.	Director
Archie L. Jones, Jr.

/s/ RICHARD MACCHIA	Director
Richard Macchia

/s/ HALA G. MODDELMOG	Director
Hala G. Moddelmog

/s/ JEFFREY S. SLOAN	Director
Jeffrey S. Sloan

/s/ STEVEN T. STULL	Director
Steven T. Stull

/s/ GERALD C. THROOP	Director
Gerald C. Throop