Form 10-Q
period 2026-03-31
CORPAY, INC.
filed 2026-05-08
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/1/2026
Common Stock, $0.001 par value	65,361,919

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three Months Ended March 31, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,536,812	$2,408,097
Restricted cash	6,279,515	6,583,843
Accounts and other receivables (less allowance for credit losses of $186,702 at March 31, 2026 and $170,957 at December 31, 2025)	2,630,917	2,145,679
Securitized accounts receivable—restricted for securitization investors	2,144,000	1,823,000
Prepaid expenses and other current assets	1,045,865	1,002,621
Total current assets	14,637,109	13,963,240
Property and equipment, net	468,544	472,310
Goodwill	7,340,980	7,564,822
Other intangibles, net	3,057,608	3,237,729
Investments	586,698	601,942
Other assets	573,851	568,092
Total assets	$26,664,790	$26,408,135
Liabilities and equity
Current liabilities:
Accounts payable	$2,100,756	$1,564,548
Accrued expenses	614,395	606,600
Customer deposits	7,852,839	8,118,566
Securitization facility	2,144,000	1,823,000
Current portion of notes payable and lines of credit	1,609,770	1,522,530
Other current liabilities	667,517	661,433
Total current liabilities	14,989,277	14,296,677
Notes payable and other obligations, less current portion	6,606,870	6,656,157
Deferred income taxes	595,880	614,345
Other noncurrent liabilities	609,261	612,279
Total noncurrent liabilities	7,812,011	7,882,781
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	308,000	302,000
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 132,343,086 shares issued and 66,133,765 shares outstanding at March 31, 2026; and 132,186,610 shares issued and 68,362,289 shares outstanding at December 31, 2025	132	132
Additional paid-in capital	4,009,290	3,970,077
Retained earnings	10,611,840	10,264,751
Accumulated other comprehensive loss	(1,358,886)	(1,392,154)
Less treasury stock, 66,209,321 shares at March 31, 2026 and 63,824,321 shares at December 31, 2025	(9,752,248)	(8,958,942)
Total Corpay stockholders’ equity	3,510,128	3,883,864
Noncontrolling interest	45,374	42,813
Total equity	3,555,502	3,926,677
Total liabilities, redeemable noncontrolling interest and equity	$26,664,790	$26,408,135

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$1,260,987	$1,005,667
Expenses:
Processing	272,062	221,844
Selling	148,207	107,557
General and administrative	203,799	156,959
Depreciation and amortization	114,826	92,188
Other operating, net	7,351	(5)
Gain on disposition, net	121,423	—
Operating income	636,165	427,124
Other expenses:
Other expense, net	21,048	4,095
Interest expense, net	110,100	93,922
Loss on extinguishment of debt	—	1,596
Total other expenses, net	131,148	99,613
Income before income taxes	505,017	327,511
Provision for income taxes	151,303	83,636
Net income	353,714	243,875
Less: Net income attributable to noncontrolling interest	3,648	642
Net income attributable to Corpay	$350,066	$243,233
Earnings per share:
Basic earnings per share attributable to Corpay*	$5.14	$3.46
Diluted earnings per share attributable to Corpay*	$5.07	$3.40
Weighted average shares outstanding:
Basic shares	67,541	70,316
Diluted shares	68,443	71,558

*Basic and diluted earnings per share amounts are determined under the two-class method.
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$353,714	$243,875
Other comprehensive income:
Foreign currency translation (losses) gains, net of tax	(11,120)	153,610
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity (Note 15)	6,249	—
Net change in derivative contracts, net of tax	40,075	(41,119)
Total other comprehensive income, net of tax	35,204	112,491
Total comprehensive income	388,918	356,366
Comprehensive income attributable to noncontrolling interests	2,561	5,140
Comprehensive income attributable to Corpay	$386,357	$351,226
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest[1]	Total Equity
Balance at December 31, 2025	$132	$3,970,077	$10,264,751	$(1,392,154)	$(8,958,942)	$3,883,864	$42,813	$3,926,677
Net income	—	—	350,066	—	—	350,066	625	350,691
Other comprehensive income, net of tax	—	—	—	33,268	—	33,268	1,936	35,204
Acquisition of common stock	—	—	—	—	(793,306)	(793,306)	—	(793,306)
Stock-based compensation	—	27,495	—	—	—	27,495	—	27,495
Issuance of common stock	—	11,718	—	—	—	11,718	—	11,718
Remeasurement to redemption value on redeemable noncontrolling interest	—	—	(2,977)	—	—	(2,977)	—	(2,977)
Balance at March 31, 2026	$132	$4,009,290	$10,611,840	$(1,358,886)	$(9,752,248)	$3,510,128	$45,374	$3,555,502

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$131	$3,811,131	$9,196,405	$(1,713,996)	$(8,171,329)	$3,122,342	$23,647	$3,145,989
Net income	—	—	243,233	—	—	243,233	642	243,875
Other comprehensive income, net of tax	—	—	—	107,994	—	107,994	4,497	112,491
Change in controlling interest of investment, net	—	(11,460)	—	—	—	(11,460)	11,460	—
Acquisition of common stock	—	—	—	—	(58,718)	(58,718)	—	(58,718)
Stock-based compensation	—	18,366	—	—	—	18,366	—	18,366
Issuance of common stock	1	32,078	—	—	—	32,079	—	32,079
Balance at March 31, 2025	$132	$3,850,115	$9,439,638	$(1,606,002)	$(8,230,047)	$3,453,836	$40,246	$3,494,082

1 Excludes redeemable noncontrolling interest of $308 million classified as mezzanine equity at March 31, 2026. See Note 1 for additional information.
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$353,714	$243,875
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	35,377	28,396
Stock-based compensation	27,495	18,366
Provision for credit losses on accounts and other receivables	42,350	30,661
Amortization of deferred financing costs and discounts	3,715	2,274
Amortization of intangible assets and premium on receivables	79,449	63,792
Loss on extinguishment of debt	—	1,596
Deferred income taxes	30,147	(7,983)
Gain on disposition of business	(121,423)	—
Other non-cash operating expense (income), net	24,406	(46)
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(843,811)	(565,649)
Prepaid expenses and other current assets	39,033	(27,266)
Derivative assets and liabilities, net	(38,044)	10,442
Other assets	(138)	991
Accounts payable, accrued expenses and customer deposits	311,110	126,400
Net cash used in operating activities	(56,620)	(74,151)
Investing activities
Acquisitions, net of cash acquired	—	(153,719)
Purchases of property and equipment	(51,092)	(44,771)
Proceeds from disposal of a business, net of cash disposed	420,210	—
Other	—	14,572
Net cash provided by (used in) investing activities	369,118	(183,918)
Financing activities
Proceeds from issuance of common stock	11,718	32,079
Repurchase of common stock	(785,971)	(58,718)
Borrowings on securitization facility, net	321,000	146,000
Deferred financing costs	(349)	(10,827)
Proceeds from notes payable	—	750,000
Principal payments on notes payable	(51,535)	(49,285)
Borrowings from revolver	3,177,000	2,454,000
Payments on revolver	(3,135,000)	(3,120,000)
Borrowings on swing line of credit, net	46,678	—
Other	285	(952)
Net cash (used in) provided by financing activities	(416,174)	142,297
Effect of foreign currency exchange rates on cash	(71,937)	42,850
Net decrease in cash and cash equivalents and restricted cash	(175,613)	(72,922)
Cash and cash equivalents and restricted cash, beginning of period	8,991,940	4,456,345
Cash and cash equivalents and restricted cash, end of period	$8,816,327	$4,383,423
Supplemental cash flow information
Cash paid for interest	$136,288	$119,022
Cash paid for income taxes	$102,807	$114,745

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2026
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
The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Except as disclosed in these accompanying notes, there have been no material changes to the information disclosed in the Notes contained within our Annual Report on Form 10-K for the year ended December 31, 2025.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of March 31, 2026 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized net foreign exchange losses, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income, for the three months ended March 31, 2026 and 2025 as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Foreign exchange losses	$0.8	$3.8
The Company recorded foreign currency gains and losses on long-term intra-entity transactions included as a component of foreign currency translation (gains) losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Foreign currency (gains) losses on long-term intra-entity transactions	$(63.7)	$27.7

Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to amounts within the Unaudited Consolidated Statements of Cash Flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,536,812	$2,408,097
Restricted cash	6,279,515	6,583,843
Total cash and cash equivalents and restricted cash	$8,816,327	$8,991,940
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
Revenue
The Company's revenue is generally reported net of the cost for underlying products and services purchased through its payment solutions. In this report, the Company refers to this net revenue as "revenue." Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition", represent approximately 79% and 86% of total consolidated revenues, net, for the three months ended March 31, 2026 and 2025, respectively. In its cross-border payments business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 15% and 7% of total consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables." Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 3% and 4% of total consolidated revenues, net for the three months ended March 31, 2026 and 2025, respectively. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% of consolidated revenues, net for each of the three months ended March 31, 2026 and 2025.
Disaggregation of Revenues
Revenues, net by segment for the three months ended March 31, 2026 and 2025 was as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended March 31,
	2026	%	2025	%
Corporate Payments	$503.9	40%	$345.1	34%
Vehicle Payments	563.9	45%	474.3	47%
Lodging Payments	111.0	9%	110.2	11%
Other	82.2	7%	76.0	8%
Consolidated revenues, net	$1,261.0	100%	$1,005.7	100%

*Columns may not calculate due to rounding. Segment results for 2025 have been recast to conform with current period segment presentation as discussed in Note 11.

Revenue by geography for the three months ended March 31, 2026 and 2025 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended March 31,
	2026	%	2025	%
United States	$543.5	43%	$507.2	50%
Brazil	211.2	17%	162.6	16%
United Kingdom	204.8	16%	146.0	15%
Other	301.5	24%	189.9	19%
Consolidated revenues, net	$1,261.0	100%	$1,005.7	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $38.8 million and $43.1 million as of March 31, 2026 and December 31, 2025, respectively. We expect to recognize approximately $33.4 million of these amounts in revenues within 12 months and the remaining $5.4 million over the next five years as of March 31, 2026. Revenue recognized in the three months ended March 31, 2026 that was included in the deferred revenue contract liability as of December 31, 2025 was approximately $20.1 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counterparty level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026			December 31, 2025
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$6,061.3	$(5,752.0)	$309.3	$5,285.7	$(5,086.5)	$199.2
Liabilities
Accounts Payable	$5,910.1	$(5,752.0)	$158.1	$5,194.1	$(5,086.5)	$107.6
Redeemable Noncontrolling Interest
In April 2025, the Company expanded its long-standing strategic partnership agreement with Mastercard Incorporated ("Mastercard") to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also included an investment in the Company's cross-border payments business with Mastercard acquiring a 2.3% noncontrolling interest in the cross-border payments business for $300 million. The investment into the Company’s cross-border payments business closed on December 1, 2025, and the cash associated with the investment was presented as cash flows provided by financing activities in the Company's Unaudited Consolidated Statements of Cash Flows.
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
The carrying amount of the redeemable noncontrolling interest is adjusted to its full redemption value through to retained earnings at the end of each reporting period, which is a non-cash financing activity. The following table presents a reconciliation of the changes in the redeemable noncontrolling interest balance (in thousands):

Redeemable Noncontrolling Interest
Balance at December 31, 2025	$302,000
Net income attributable to redeemable noncontrolling interest	3,023
Adjustment to redemption value (non-cash)	2,977
Balance at March 31, 2026	$308,000
Equity Method Investments
The Company recognized net losses related to its equity method investments of $17.1 million during the three months ended March 31, 2026, which were recorded within other expense, net in the Unaudited Consolidated Statements of Income. The impact of the Company's equity method investments was not material for the three months ended March 31, 2025.
Adoption of New Accounting Standard
Financial Instruments - Credit Losses
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that allows entities to assume conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating credit losses for current trade receivables and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective on a prospective basis for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements.
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
Derivatives and Other Scoping and Hedging Improvements
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract" ("ASU 2025-07"). ASU 2025-07 excludes from derivative accounting certain non-exchange-traded contracts, the underlyings of which are based on operations or activities of the parties to the contract, with various notable exceptions including puts and calls on debt instruments. ASU 2025-07 also clarifies that the noncash consideration guidance of Topic 606 should apply initially to noncash share-based consideration received from a customer for transferred goods or services until the right to receive such consideration becomes unconditional. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. ASU 2025-07 may be applied prospectively or on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

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
2. Accounts and Other Receivables
The Company's accounts receivable and securitized accounts receivable include the following at March 31, 2026 and December 31, 2025 (value in thousands):

	March 31, 2026	December 31, 2025
Gross domestic accounts receivable	$834,154	$661,167
Gross domestic securitized accounts receivable	2,144,000	1,823,000
Gross foreign receivables	1,983,465	1,655,469
Total gross receivables	4,961,619	4,139,636
Less allowance for credit losses	(186,702)	(170,957)
Net accounts and securitized accounts receivables	$4,774,917	$3,968,679
The Company, through Corpay Technologies Operating Company, LLC ("CTOC") and certain of its other subsidiaries, maintains a $2.3 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility relate to trade accounts receivable resulting primarily from charge card activity and other customer receivables in the U.S. and the U.K. Pursuant to the terms of the Securitization Facility, certain U.S.-based originators transfer in the form of a sale certain of their domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding"), a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers in the form of a sale, on a revolving basis, a proportionate undivided ownership interest in this pool of accounts receivable to unrelated transferees (i.e., multi-seller banks and asset-backed commercial paper conduits). Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits may be financed with the sale of highly-rated commercial paper.
The Company utilizes proceeds from the securitized assets as an alternative to other forms of financing to reduce its overall borrowing costs. CTOC has agreed to continue servicing the sold receivables for the transferees at market rates, which approximates CTOC’s cost of servicing. Funding determines the level of funding achieved by the sale of accounts receivable, subject to a maximum amount. As the Company maintains certain continuing involvement in the transferred/sold receivables, it does not derecognize the receivables from its Consolidated Balance Sheets. Instead, the Company records cash proceeds and any residual interest received as a Securitization Facility liability.
The Company’s Unaudited Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. The maturity date for the Company's Securitization Facility is the earlier of November 3, 2028 or the first maturity date of any loan under the Company's Credit Agreement, which is June 24, 2027.
A roll forward of the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	2026	2025
Allowance for credit losses beginning of period	$170,957	$133,757
Provision for credit losses	42,350	30,661
Write-offs	(30,710)	(24,650)
Recoveries	1,860	1,533
Impact of foreign currency	2,245	4,943
Allowance for credit losses end of period	$186,702	$146,244
The provision for credit losses and write-offs increased during the three months ended March 31, 2026 versus the comparable prior period primarily due to the growth of the business, as credit loss expense as a percentage of spend was consistent with the comparable prior period. Write-offs include receivables for which a full allowance was previously provided.
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Overnight deposits	$192,943	$—	$192,943	$—
Money market	401,494	—	401,494	—
Certificates of deposit	618,473	—	618,473	—
Treasury bills	277,623	—	277,623	—
Interest rate swaps	5,394	—	5,394	—
Cross-currency interest rate swap	13,361	—	13,361	—
Foreign exchange, interest rate and commodity contracts	1,057,432	—	1,057,432	—
Total assets	$2,566,720	$—	$2,566,720	$—
Cash collateral for foreign exchange contracts	$190,644
Liabilities:
Interest rate swaps	$10,743	$—	$10,743	$—
Cross-currency interest rate swap	112,072	—	112,072	—
Foreign exchange, interest rate and commodity contracts	725,401	—	725,401	—
Total liabilities	$848,216	$—	$848,216	$—
Cash collateral obligation for foreign exchange contracts	$297,082

December 31, 2025
Assets:
Overnight deposits	$192,427	$—	$192,427	$—
Money market	399,401	—	399,401	—
Certificates of deposit	371,843	—	371,843	—
Treasury bills	360,085	—	360,085	—
Interest rate swaps	1,265	—	1,265	—
Cross-currency interest rate swap	13,361	—	13,361	—
Foreign exchange, interest rate and commodity contracts	949,026	—	949,026	—
Total assets	$2,287,408	$—	$2,287,408	$—
Cash collateral for foreign exchange contracts	$175,158
Liabilities:
Interest rate swaps	$24,443	$—	$24,443	$—
Cross-currency interest rate swap	149,742	—	149,742	—
Foreign exchange, interest rate and commodity contracts	655,039	—	655,039	—
Total liabilities	$829,224	$—	$829,224	$—
Cash collateral obligation for foreign exchange contracts	$356,712
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. The valuation techniques and inputs used to estimate the fair value of the Company's Level 2 assets and liabilities are consistent with those used at December 31, 2025. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for March 31, 2026 and December 31, 2025.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments without readily determinable fair values was $586.7 million and $601.9 million at March 31, 2026 and December 31, 2025, respectively.

4. Stockholders' Equity
The Company's Board of Directors (the "Board") has approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until December 31, 2026.
During the three months ended March 31, 2026, the Company repurchased 2.4 million shares for an aggregate purchase price of $786.0 million. Since the beginning of the Program through March 31, 2026, 38.0 million shares have been repurchased for an aggregate purchase price of $9.4 billion, leaving the Company up to $0.7 billion of remaining authorization available under the Program for future repurchases of shares of its common stock as of March 31, 2026. On April 23, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to an aggregate authorization of $11.1 billion.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$7,980	$5,314
Restricted stock	19,515	13,052
Stock-based compensation	$27,495	$18,366
The tax benefits recorded on stock-based compensation, inclusive of the tax benefits upon the exercises of options and vesting of restricted stock were $5.3 million and $16.1 million for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of March 31, 2026 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$57,032	1.90
Restricted stock	67,390	0.83
Total	$124,422
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the three months ended March 31, 2026 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2025	2,593	$227.70	1,551	$185.93		$206,036
Granted	143	334.35			$102.36
Exercised	(54)	216.38				$6,756
Forfeited	—	—
Outstanding at March 31, 2026	2,682	$233.62	1,658	$191.79		$182,294
Expected to vest as of March 31, 2026	1,024	$301.35
The aggregate intrinsic value of stock options exercisable at March 31, 2026 was $167.1 million. The weighted average remaining contractual term of options exercisable at March 31, 2026 was 2.9 years.

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the three months ended March 31, 2026 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	343	$304.83
Granted	158	332.02
Cancelled	(8)	354.07
Issued	(102)	300.37
Outstanding at March 31, 2026	391	$316.03
6. Acquisitions and Investments
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
The Gringo acquisition was accounted for as a business combination. None of the goodwill attributable to the acquisition of Gringo is deductible for tax purposes. Noncompete agreements signed in conjunction with this acquisition were accounted for separately from the business acquisition. There were no material measurement period adjustments recorded during the three months ended March 31, 2026 related to the Gringo acquisition.
The following table summarizes the acquisition accounting for the Gringo acquisition noted above (in thousands):

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
On October 31, 2025, Corpay completed the acquisition of all of the ordinary shares of Alpha for £42.50 in cash for each Alpha share upon the terms as described in the Rule 2.7 Announcement, resulting in an aggregate purchase price of approximately £1.8 billion, or $2.4 billion. The aggregate cash consideration paid in the transaction was funded with borrowings under the Company's credit facility.
The Alpha acquisition was accounted for as a business combination. Total consideration was approximately $2.1 billion, net of cash and cash equivalents and restricted cash acquired of $4.5 billion. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates, and certain useful life assumptions, including customer attrition rates, (ii) finalizing the Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities, (iii) finalizing the Company's review of certain working capital accounts acquired, and (iv) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but that meet the requirement to qualify as a pre-acquisition contingency. None of the goodwill attributable to the acquisition of Alpha is expected to be deductible for tax purposes. There were no material measurement period adjustments recorded during the three months ended March 31, 2026 related to the Alpha acquisition.
The following table summarizes the preliminary acquisition accounting for the Alpha acquisition noted above (in thousands):

Trade and other receivables	$44,306
Prepaid expenses and other current assets	196,460
Other long term assets	103,710
Goodwill	1,205,739
Intangibles	993,948
Accounts payable and accrued expenses	(41,814)
Other current liabilities	(4,272,015)
Other noncurrent liabilities	(318,765)
Total consideration[1]	$(2,088,431)

[1] The Alpha purchase price included approximately $4 billion in cash and cash equivalents and restricted cash, for which there were corresponding customer deposit liabilities assumed.
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	5 to 10	$26,149
Proprietary technology	3 to 4	22,602
Customer and vendor relationships	11 to 20	945,197
		$993,948
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
In conjunction with the closing of the AvidXchange transaction in October 2025, the Company invested approximately $578 million for approximately 35% of the equity in the limited partnership with TPG for an enterprise valuation of approximately $1.9 billion. The limited partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity in the limited partnership, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after the closing of the AvidXchange acquisition, the Company will have the right to acquire, or call, all the remaining outstanding equity of the limited partnership for approximately 2.5 times invested capital, which would result in the Company's consolidation of the limited partnership. If the Company does not exercise such right to acquire all of the remaining outstanding equity of the limited partnership and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, the Company is required to guarantee a return to its partners, subject to certain limitations, of approximately 1.6 times invested capital (the minimum return). If the partnership sells AvidXchange in 2029 for an approximately similar valuation as at acquisition, there will be no requirement to pay any minimum return.

Private Company Council adjustments are identified and removed to conform with the Company's accounting as appropriate. Furthermore, TPG's acquisition accounting is preliminary, with regards to (i) the valuation of its customer intangible assets, including key assumptions, inputs and estimates, and certain useful life assumptions, including customer attrition rates, (ii) finalizing the estimate of the impact of acquisition accounting on deferred income taxes or liabilities, and (iii) finalizing the review of certain working capital accounts acquired. As the acquisition accounting is preliminary in certain areas, the Company has made reasonable estimates where necessary to remove the impact of any known, material Private Company Council adjustments in its financial results.
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2025	Dispositions[1]	Acquisition Accounting Adjustments	Foreign Currency	March 31, 2026
Goodwill	$7,564,822	$(214,518)	$(685)	$(8,639)	$7,340,980
1 Reflects goodwill derecognized in connection with the disposition of the Company's PayByPhone business. See Note 15 for further information.
Company's goodwill is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024.
As of March 31, 2026 and December 31, 2025, other intangibles consisted of the following (in thousands):

		March 31, 2026			December 31, 2025
	Weighted- Avg Useful Lives (Years)[1]	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.1	$4,450,635	$(1,970,764)	$2,479,871	$4,541,001	$(1,908,916)	$2,632,085
Trade names and trademarks—indefinite lived	N/A	437,393	—	437,393	442,814	—	442,814
Trade names and trademarks—other	7.2	91,097	(24,922)	66,175	92,939	(21,403)	71,536
Software	7.5	318,170	(263,449)	54,721	327,925	(259,748)	68,177
Non-compete agreements	3.8	51,662	(32,214)	19,448	51,836	(28,719)	23,117
Total other intangibles		$5,348,957	$(2,291,349)	$3,057,608	$5,456,515	$(2,218,786)	$3,237,729

N/A = Not Applicable
[1] The weighted-average useful life calculation excludes fully amortized intangible assets.
Changes in foreign exchange rates resulted in a $15.5 million decrease to the net carrying values of other intangibles in the three months ended March 31, 2026. Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 was $79.4 million and $63.7 million, respectively.

8. Debt
Credit Agreement and Securitization Facility
The Company is party to a $10.15 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement includes a Term Loan A, a Term Loan B and a revolving credit facility. As noted in Note 2, the Company is also party to the Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	March 31, 2026	December 31, 2025
Term Loan A note payable, net of discounts	$2,877,708	$2,918,787
Term Loan B note payable, net of discounts	3,926,242	3,934,403
Revolving line of credit facilities	1,411,937	1,325,000
Other obligations	753	497
Total notes payable, credit agreements and other obligations	8,216,640	8,178,687
Securitization Facility	2,144,000	1,823,000
Total debt	$10,360,640	$10,001,687
Current portion	$3,753,770	$3,345,530
Long-term portion	6,606,870	6,656,157
Total debt	$10,360,640	$10,001,687
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at March 31, 2026.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations at March 31, 2026 were as follows (in thousands):

Remaining 2026	$1,567,312
2027	2,795,203
2028	3,005,342
2029	9,000
2030	9,000
Thereafter	855,000
Total principal payments	8,240,857
Less: debt discounts and issuance costs included in debt	(24,217)
Total notes payable, credit agreements and other obligations	$8,216,640
9. Income Taxes
The Company's effective tax rate was 30.0% and 25.5% for the three months ended March 31, 2026 and 2025, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2026 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding taxes on interest income from intercompany notes. For the three months ended March 31, 2026, income tax expense and the effective tax rate increased compared to the comparable prior year period due to (i) the taxable gain of $40.0 million related to the PayByPhone disposition, (ii) a decrease in excess tax benefits on stock option exercises, and (iii) the mix of earnings.

10. Earnings Per Share
The Company reports basic and diluted earnings per share using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. Basic earnings per share is computed by dividing net income attributable to shareholders of the Company by the weighted average number of common shares outstanding during the reported period, further adjusted by the redeemable noncontrolling interest redemption value adjustment associated with the Mastercard investment. Diluted earnings per share reflect the potential dilution related to equity-based incentives using the treasury stock method.
The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three months ended March 31, 2026 and 2025 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Corpay	$350,066	$243,233
Adjustment to redemption value of redeemable noncontrolling interest	(2,977)	—
Net income attributable to Corpay shareholders after adjustment to redemption value of redeemable noncontrolling interest	347,089	243,233

Denominator for basic earnings per share	67,541	70,316
Dilutive securities	902	1,242
Denominator for diluted earnings per share	68,443	71,558
Basic earnings per share attributable to Corpay	$5.14	$3.46
Diluted earnings per share attributable to Corpay	$5.07	$3.40
Diluted earnings per share attributable to Corpay for the three months ended March 31, 2026 and 2025 excludes the effect of 0.8 million and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. During the first quarter of 2026, the Company refined its segment composition within its existing reportable segments to reflect how the Company's Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), currently organizes and manages the global business. As a result of the changes, the Company's segment structure was updated. These changes include realignment of the outsourced card processing business from Corporate Payments to Other, and enterprise clients using the spend management product for vehicle and corporate payments from Vehicle Payments to Corporate Payments. The refined composition within the Company's reportable segments aligns with how the CODM allocates resources, assesses performance and reviews financial information. The CODM uses segment operating income to make decisions regarding the allocation of resources (including financial resources and capital spending) to each segment primarily in the annual budgeting and forecasting processes and reviews budget to actual variances for segment operating income on a monthly, quarterly and annual basis to assess the performance of each segment. The presentation of segment information has been recast for the prior periods to align with the revised segment presentation.

The Company’s segment results are as follows for the three month periods ended March 31, 2026 and 2025 (in thousands)*:

	Three Months Ended March 31, 2026
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$503,867	$563,903	$110,974	$82,243	$1,260,987
Expenses:
Processing	105,042	106,653	30,606	29,761	272,062
Selling	76,786	57,696	8,991	4,734	148,207
General and administrative	89,408	83,673	17,216	13,502	203,799
Depreciation	9,395	19,385	4,422	2,175	35,377
Amortization	43,854	28,185	6,901	509	79,449
Other operating, net	301	6,929	73	48	7,351
Gain on disposition, net	—	121,423	—	—	121,423
Operating income	$179,081	$382,805	$42,765	$31,514	636,165
Other expenses:
Other expense, net					21,048
Interest expense, net					110,100
Total other expenses					131,148
Income before income taxes					$505,017

	Three Months Ended March 31, 2026
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[4]:
Capital expenditures	$10,963	$30,038	$8,039	$2,052	$51,092

	Three Months Ended March 31, 2025
	Corporate Payments[2]	Vehicle Payments[3]	Lodging Payments	Other	Total
Revenues, net	$345,116	$474,278	$110,224	$76,048	$1,005,667
Expenses:
Processing	78,867	87,201	29,978	25,798	221,844
Selling	50,835	45,475	7,704	3,543	107,557
General and administrative	55,884	71,966	16,675	12,434	156,959
Depreciation	5,893	16,478	3,726	2,300	28,397
Amortization	23,814	30,377	9,098	502	63,791
Other operating, net	—	(5)	—	—	(5)
Operating income	$129,823	$222,786	$43,043	$31,471	427,124
Other expenses:
Other expense, net					4,095
Interest expense, net					93,922
Loss on extinguishment of debt					1,596
Total other expenses					99,613
Income before income taxes					$327,511

	Three Months Ended March 31, 2025
	Corporate Payments[2]	Vehicle Payments[3]	Lodging Payments	Other	Total
Other segment disclosures[4]:
Capital expenditures	$7,580	$30,678	$4,729	$1,784	$44,771
*Columns may not calculate due to rounding. Other includes our Gift, Outsourced Card Processing and Payroll Card operating segments. Prior periods have been recast to reflect current segment presentation.
1 Results of the Company's PayByPhone business disposed of in the first quarter of 2026 are included in the Vehicle Payments segment for all periods prior to disposition.
2 Results from Alpha acquired in the fourth quarter of 2025 are reported in the Corporate Payments segment from the date of acquisition.
3 Results from Gringo acquired in the first quarter of 2025 are reported in the Vehicle Payments segment from the date of acquisition.
4 Total assets for each reportable segment are not presented as the Chief Operating Decision Maker does not evaluate performance or allocate resources based on segment assets.
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
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission ordered that the stay of the parallel Section 5 administrative action will remain in place during the pendency of the Eleventh Circuit appeal. On January 6, 2026, the Eleventh Circuit affirmed the judgment against the Company and affirmed the judgment against Ron Clarke except for one count, which was vacated and remanded. On May 5, 2026, the Eleventh Circuit denied the Company’s petition for en banc review by the full court.
The Company continues to believe that the FTC’s claims are without merit and these matters are not and will not be material to the Company's financial performance. The Company has incurred and continues to incur legal and other fees related to this FTC complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties and remediation expenses.
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
•Foreign currency option contracts, which give the purchaser the right, but not the obligation, to buy or sell within a specified time a currency at a contracted price that may be settled in cash.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $148.2 billion and $123.9 billion as of March 31, 2026 and December 31, 2025, respectively. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,846.5	$1,514.6	$1,057.4	$725.4

	December 31, 2025
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,709.2	$1,415.2	$949.0	$655.0
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, the Company had received collateral of $190.6 million and $175.2 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market ("MTM") thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At March 31, 2026 and December 31, 2025, the Company had posted collateral of $297.1 million and $356.7 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025 (in millions):

		March 31, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$752.4	$660.4
Derivative Assets	Other assets	$305.1	$288.7
Derivative Liabilities	Other current liabilities	$484.1	$450.0
Derivative Liabilities	Other noncurrent liabilities	$241.3	$205.1
Cash Flow Hedges
As of March 31, 2026, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
$250	3.47%	1/31/2029
$250	3.47%	7/31/2029
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the Secured Overnight Financing Rate ("SOFR") benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $2.6 million from accumulated other comprehensive loss resulting in an increase to interest expense, net and $3.9 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the three months ended March 31, 2026 and 2025, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments which are also recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		March 31, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$3.1	$1.0
Swap contracts	Other assets	$2.3	$0.3
Swap contracts	Other current liabilities	$9.1	$17.3
Swap contracts	Other noncurrent liabilities	$1.6	$7.2
As of March 31, 2026, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings as an increase to interest expense, net within the next 12 months is approximately $6.9 million.
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
At March 31, 2026, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.15%	5/26/2026
Canadian Dollar (CAD)	$800	1.35%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $6.0 million and $5.9 million in interest expense, net for the three months ended March 31, 2026 and 2025, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025 (in millions).

		March 31, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$13.4	$13.4
Net investment hedge	Other current liabilities	$49.2	$58.1
Net investment hedge	Other noncurrent liabilities	$62.8	$91.6
As of March 31, 2026, the estimated net amount of the existing benefit related to the Company's cross-currency interest rate swaps designated as net investment hedges that is expected to be reclassified into earnings as a reduction to interest expense, net within the next 12 months is approximately $15.0 million.
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	March 31, 2026
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2025	$(1,295,581)	$(96,573)	$(1,392,154)
Other comprehensive (loss) income before reclassifications	(13,056)	51,395	38,339
Amounts reclassified from AOCL	6,249	2,555	8,804
Tax effect	—	(13,875)	(13,875)
Other comprehensive (loss) income, net of tax	(6,807)	40,075	33,268
Balance at March 31, 2026	$(1,302,388)	$(56,498)	$(1,358,886)

	March 31, 2025
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2024	$(1,749,040)	$35,044	$(1,713,996)
Other comprehensive income (loss) before reclassifications	149,113	(55,453)	93,660
Amounts reclassified from AOCL	—	(3,908)	(3,908)
Tax effect	—	18,242	18,242
Other comprehensive income (loss), net of tax	149,113	(41,119)	107,994
Balance at March 31, 2025	$(1,599,927)	$(6,075)	$(1,606,002)
Amounts reclassified from AOCL that relate to foreign currency translation during the three months ended March 31, 2026 are related to the Company's PayByPhone business disposed of during the first quarter of 2026. See Note 15 for further information. Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the tables above, for the three months ended March 31, 2026 and 2025 consisted of foreign currency translation gains of $2.6 million and $5.1 million, respectively.

15. Dispositions
PayByPhone Disposition
In February 2026, the Company signed a definitive agreement to sell PayByPhone, a mobile parking payments business within its Vehicle Payments segment (the "disposal group"), to a third party. The transaction was completed on March 31, 2026. The Company determined that the disposal group met all of the required criteria to be classified as held for sale during the first quarter of 2026.
The disposal group's fair value, based upon the sales price less costs to sell, exceeded its carrying value. As such, the related assets and liabilities were recorded at their carrying value and classified as held for sale prior to the completion of the transaction. In determining the carrying value of the disposal group, which represents one of the Company's reporting units, goodwill of approximately $214.5 million was included within the disposal group.
The Company received total proceeds, net of cash disposed, of approximately $420 million, which have been recorded within investing activities in the accompanying Unaudited Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a pre-tax net gain on disposal of $121.4 million during the three months ended March 31, 2026, which represents the proceeds received less the derecognition of the related net assets and the reclassification of accumulated foreign currency translation gains. The pre-tax net gain is included within the gain on disposition, net financial statement line in the accompanying Unaudited Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include, but are not limited to, those identified below and those described in Item 1A "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended December 31, 2025. All foreign currency amounts that have been converted into U.S. dollars in this discussion are based on the exchange rate as reported by Oanda for the applicable periods.
The following discussion and analysis of our financial condition and results of operations generally discusses the three months ended March 31, 2026 and 2025, with period-over-period comparisons between these periods. A detailed discussion of 2025 items and period-over-period comparisons between the three months ended March 31, 2025 and 2024 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
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
Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three months ended March 31, 2026 and 2025, (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2026	2025
Revenues, net	$1,261.0	$1,005.7
Net income attributable to Corpay	$350.1	$243.2
Net income per diluted share attributable to Corpay[1]	$5.07	$3.40
[1] For 2026, Diluted earnings per share amounts are determined under the two-class method

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA, adjusted EBITDA, and adjusted EBITDA margin for the three months ended March 31, 2026 and 2025 (in millions, except per share amounts and percentages).

	Three Months Ended March 31,
(Unaudited)	2026	2025
Adjusted net income attributable to Corpay	$397.2	$322.9
Adjusted net income per diluted share attributable to Corpay	$5.80	$4.51
EBITDA	$636.9	$519.3
Adjusted EBITDA	$688.6	$555.4
Adjusted EBITDA margin	54.6%	55.2%

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
Sources of Revenue
Corpay offers a variety of payment solutions that simplify, automate, secure, digitize and effectively control the way businesses and consumers manage and pay their expenses. We provide our payment solutions to our business, merchant, consumer and payment network customers in more than 200 countries around the world today, although we operate primarily in three geographies, with approximately 76% of our business in the U.S., Brazil and the U.K. Our customers may include commercial businesses (obtained through direct and indirect channels) and partners for whom we manage payment programs, as well as consumers.
We report information about our operating segments in accordance with the authoritative guidance related to segments. During the first quarter of 2026, the Company refined its segment composition within its existing reportable segments to reflect how the CODM organizes and manages the global business. We manage and report our operating results through the following three reportable segments: Corporate Payments, Vehicle Payments and Lodging Payments. The remaining results are included within Other, which includes our Gift, Outsourced Card Processing and Payroll Card businesses. The refined composition within these reportable segments align with how the CODM allocates resources, assesses performance and reviews financial information. The presentation of segment information has been recast for the prior periods to align with the revised segment presentation.
Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net." See “Results of Operations” for additional segment information.
Revenues, net, by Segment. During the first quarter of 2026, we refined our segment composition within our existing reportable segments to reflect how the Company's Chief Executive Officer, who is the CODM, currently organizes and manages the global business. As a result of the changes, our segment structure was updated. These changes include realignment of our outsourced card processing business from Corporate Payments to Other, and enterprise clients using our spend management product for vehicle and corporate payments from Vehicle Payments to Corporate Payments. The refined composition within our reportable segments aligns with how the CODM allocates resources, assesses performance and reviews financial information. Prior periods have been recast to conform with current segment presentation. For the three months ended March 31, 2026 and 2025, our segments generated the following revenues, net (in millions, except percentages).

	Three Months Ended March 31,
(Unaudited)	2026		2025
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Corporate Payments	$503.9	40%	$345.1	34%
Vehicle Payments	563.9	45%	474.3	47%
Lodging Payments	111.0	9%	110.2	11%
Other	82.2	7%	76.0	8%
Consolidated revenues, net	$1,261.0	100%	$1,005.7	100%
*Columns may not calculate due to rounding. Other includes our Gift, Outsourced Card Processing and Payroll Card businesses.
In our Corporate Payments segment, our payables business primarily earns revenue from the difference between the amount charged to the customer and the amount paid to the third party for a given transaction, as interchange or spread revenue. Our programs may also charge fixed fees for access to the network and ancillary services provided. Revenues from risk management products and foreign exchange payment services are primarily comprised of the difference between the exchange rate we set for the customer and the rate available in the wholesale foreign exchange market. In our cross-border payments business, our revenue is from exchanges of currency at spot rates, which enables customers to make cross-currency payments. Our cross-border payments business also derives revenue from our risk management business, which aggregates foreign currency exposures arising from customer contracts and economically hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. We also generate float revenue earned on invested customer funds in jurisdictions where permitted.
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
The remaining revenues represent other solutions in our Gift, Outsourced Card Processing and Payroll Card businesses, referred to as Other. In these businesses, we primarily earn revenue from the processing of transactions. We may also charge fees for ancillary services provided.
Revenues, net, by Geography. Revenues, net by geography for the three months ended March 31, 2026 and 2025, were as follows (in millions, except percentages):

	Three Months Ended March 31,
(Unaudited)	2026		2025
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$543.5	43%	$507.2	50%
Brazil	211.2	17%	162.6	16%
United Kingdom	204.8	16%	146.0	15%
Other	301.5	24%	189.9	19%
Consolidated revenues, net	$1,261.0	100%	$1,005.7	100%
*Columns may not calculate due to rounding.

Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended March 31, 2026 and 2025, were as follows (in millions, except revenues, net per key performance indicator, and percentages)*:

	As Reported				Pro Forma and Macro Adjusted[1]
	Three Months Ended March 31,				Three Months Ended March 31,
(Unaudited)	2026	2025	Change	% Change	2026	2025	Change	% Change
CORPORATE PAYMENTS[3]
- Revenues, net	$503.9	$345.1	$158.8	46%	$481.8	$416.8	$65.0	16%
- Spend volume	$81,850	$47,846	$34,005	71%	$81,850	$57,371	$24,479	43%
- Revenue, net per spend $	0.62%	0.72%	(0.11)%	(15)%	0.59%	0.73%	(0.14)%	(19)%
VEHICLE PAYMENTS
- Revenues, net	$563.9	$474.3	$89.6	19%	$523.6	$477.6	$46.0	10%
- Transactions	209.0	200.7	8.3	4%	208.4	199.8	8.6	4%
- Revenues, net per transaction	$2.70	$2.36	$0.33	14%	$2.51	$2.39	$0.12	5%
'- Tag transactions[2]	24.1	22.9	1.2	5%	24.1	22.9	1.2	5%
- Parking transactions	66.3	65.1	1.2	2%	66.3	65.1	1.2	2%
- Fleet transactions	101.7	99.6	2.1	2%	101.0	98.7	2.3	2%
- Other transactions	17.0	13.1	4.0	30%	17.0	13.1	4.0	30%
LODGING PAYMENTS
- Revenues, net	$111.0	$110.2	$0.8	1%	$109.7	$110.2	$(0.5)	—%
- Room nights	7.4	9.8	(2.4)	(25)%	7.4	9.8	(2.4)	(25)%
- Revenues, net per room night	$15.06	$11.26	$3.79	34%	$14.88	$11.26	$3.62	32%
OTHER[4]
- Revenues, net	$82.2	$76.0	$6.2	8%	$81.1	$76.0	$5.1	7%
- Transactions	465.0	429.0	36.0	8%	465.0	429.0	36.0	8%
- Revenues, net per transaction	$0.18	$0.18	$—	—%	$0.17	$0.18	$—	(2)%
CORPAY CONSOLIDATED REVENUES, NET
- Revenues, net	$1,261.0	$1,005.7	$255.3	25%	$1,196.2	$1,080.7	$115.5	11%

[1] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[2] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for 2026 is 8.0 million.
[3] Corporate payments revenue per spend dollar decreased over the prior year due to new payables and cross-border enterprise clients.
[4] Other includes Gift, Outsourced Card Processing and Payroll Card operating segments.
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
•Other expense, net—Our other expense, net includes gains or losses from the following: foreign currency transactions, extinguishment of debt and investments. This category also includes other miscellaneous non-operating costs and revenue. Certain of these items may be presented separately on the Unaudited Consolidated Statements of Income.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, and New Zealand dollar, relative to the U.S. dollar. Approximately 43% and 50% of our revenues in the three months ended March 31, 2026 and 2025, respectively, were derived in U.S. dollars and were not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenues, net.
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
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 6% and 8% of revenues, net were directly impacted by changes in fuel price in the three months ended March 31, 2026 and 2025, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.

•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 4% of revenues, net were directly impacted by fuel price spreads in both the three months ended March 31, 2026 and 2025. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates— We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of March 31, 2026, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.0 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was enacted in the U.S. The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates beginning in 2025.
Foreign jurisdictions in which we operate enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The Group of Seven (G7) countries have agreed that U.S. Multi-National Entities (“MNEs”) should be excluded from certain aspects of the Pillar Two global minimum tax rules in exchange for the U.S. not imposing retaliatory taxes. On January 5, 2026, the OECD released additional guidance and announced the Side-by-Side package which introduces simplifications and new safe harbors for U.S. MNEs.
The OBBBA and Pillar Two directive did not have a material effect on our consolidated financial statements for the quarter ended March 31, 2026, and we are continuing to evaluate the potential effects on future periods.
Acquisitions, Investments and Dispositions
2026
•In February 2026, we signed a definitive agreement to sell PayByPhone, a mobile parking payments business within our Vehicle Payments segment, to a third party. The transaction closed on March 31, 2026. We received total proceeds, net of cash disposed, of approximately $420 million. In connection with the sale, we recorded a pre-tax net gain on disposal of $121.4 million during the three months ended March 31, 2026, which represents the proceeds received less the derecognition of the related net assets and the reclassification of accumulated foreign currency translation gains.

2025
•In February 2025, we acquired 100% of Gringo, a leading Brazil-based vehicle registration and compliance payment company, for approximately $153.7 million, net of cash of approximately $10.2 million. Immediately prior to the acquisition, the Company infused capital equal to the purchase price into Zapay, one of our less than wholly owned subsidiaries, in order for Zapay to complete the acquisition of Gringo. As a result of the capital infusion, our controlling interest in Zapay increased to approximately 86%. This transaction, which was accounted for separately from the business acquisition, was recorded as an equity transaction. Gringo's digital app and national network help drivers in Brazil pay vehicle taxes, registration and fines. Results from Gringo are reported in our Vehicle Payments segment.
•In April 2025, we expanded our long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also includes an investment in our cross-border payments business with Mastercard acquiring a 2.3% interest for $300 million. The investment into our cross-border payments business closed on December 1, 2025. Mastercard has the right to sell, or put, its interest back to us for six months starting on August 1, 2027. If Mastercard does not exercise that right, we will have a reciprocal repurchase right, or call, for six months starting on May 1, 2028. In each case, the purchase price is the $300 million of invested capital plus 8% per annum, compounded annually.
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

Results of Operations
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The following table sets forth selected Unaudited Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 (in millions, except percentages)*.

(Unaudited)	Three Months Ended March 31, 2026	% of Total Revenues, net	Three Months Ended March 31, 2025	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Corporate Payments	$503.9	40.0%	$345.1	34.3%	$158.8	46.0%
Vehicle Payments	563.9	44.7%	474.3	47.2%	89.6	18.9%
Lodging Payments	111.0	8.8%	110.2	11.0%	0.8	0.7%
Other	82.2	6.5%	76.0	7.6%	6.2	8.1%
Total revenues, net	1,261.0	100.0%	1,005.7	100.0%	255.3	25.4%
Consolidated operating expenses:
Processing	272.1	21.6%	221.8	22.1%	50.2	22.6%
Selling	148.2	11.8%	107.6	10.7%	40.7	37.8%
General and administrative	203.8	16.2%	157.0	15.6%	46.8	29.8%
Depreciation and amortization	114.8	9.1%	92.2	9.2%	22.6	24.6%
Other operating, net	7.4	0.6%	—	—%	7.4	NM
Gain on disposition, net	121.4	9.6%	—	—%	121.4	NM
Operating income	636.2	50.4%	427.1	42.5%	209.0	48.9%
Other expense, net	21.0	1.7%	4.1	0.4%	17.0	NM
Interest expense, net	110.1	8.7%	93.9	9.3%	16.2	17.2%
Loss on extinguishment of debt	—	—%	1.6	0.2%	(1.6)	NM
Provision for income taxes	151.3	12.0%	83.6	8.3%	67.7	80.9%
Net income	353.7	28.1%	243.9	24.2%	109.8	45.0%
Less: Net income attributable to noncontrolling interest	3.6	0.3%	0.6	0.1%	3.0	NM
Net income attributable to Corpay	$350.1	27.8%	$243.2	24.2%	$106.8	43.9%

Operating income by segment:
Corporate Payments	$179.1		$129.8		$49.3	38.0%
Vehicle Payments	382.8		222.8		160.0	71.8%
Lodging Payments	42.8		43.0		(0.3)	(0.6)%
Other	31.5		31.5		—	—%
Total operating income	$636.2		$427.1		$209.0	48.9%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,261.0 million in the three months ended March 31, 2026, an increase of 25.4% compared to the prior period. The increase in consolidated revenues was due primarily to organic growth of 11%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 8% from acquisitions completed in 2025. This growth was partially offset by approximately $3 million from the impact of dispositions completed in 2025.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact of approximately $64 million on our consolidated revenues for the three months ended March 31, 2026 over the comparable period in 2025. This positive impact was driven primarily by favorable foreign exchange rates of approximately

$62 million, driven by our Brazil, U.K. and Euro-denominated businesses, and fuel prices of approximately $4 million, partially offset by the unfavorable impact of fuel price spreads of approximately $2 million.
Consolidated operating expenses
Processing. Processing expenses were $272.1 million in the three months ended March 31, 2026, an increase of 22.6% compared to the prior period. Increases in processing expenses were primarily due to approximately $13 million of expenses related to acquisitions completed in 2025, higher variable expenses driven by increased transaction volumes, higher bad debt expense of approximately $11 million due to increased transaction volumes and higher fuel prices, investments to drive future growth and the negative impact of foreign exchange rates of approximately $12 million.
Selling. Selling expenses were $148.2 million in the three months ended March 31, 2026, an increase of 37.8% from the prior period. Increases in selling expenses were primarily due to marketing investments to drive future growth, increased commissions from higher sales volume, approximately $18 million of expenses related to acquisitions completed in 2025 and the impact of foreign exchange rates of approximately $8 million.
General and administrative. General and administrative expenses were $203.8 million in the three months ended March 31, 2026, an increase of 29.8% from the prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments, approximately $19 million of expenses related to acquisitions completed in 2025 and the impact of foreign exchange rates of approximately $7 million.
Depreciation and amortization. Depreciation and amortization expenses were $114.8 million in the three months ended March 31, 2026, an increase of 24.6% from the prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures, $22 million of expenses related to acquisitions completed in 2025 and the impact of foreign exchange rates of approximately $4 million.
Other operating, net. Other operating, net was $7.4 million in the three months ended March 31, 2026 and primarily relates to losses on the disposal of fixed assets.
Gain on disposition, net. During the three months ended March 31, 2026, we recognized a net gain of approximately $121.4 million related to the March 2026 disposal of PayByPhone, a mobile parking payments business within our Vehicle Payments segment.
Consolidated operating income
Consolidated operating income was $636.2 million in the three months ended March 31, 2026, an increase of 48.9% compared to the prior period due to the reasons discussed above.
Other expense, net. Other expense, net was $21.0 million in the three months ended March 31, 2026, which primarily represents net losses related to our equity method investments of $17.1 million and the impact of fluctuations in foreign exchange rates on non-functional currency balances. Other expense, net was $4.1 million in the three months ended March 31, 2025, which primarily represents the loss realized on a cash flow hedge associated with foreign currency movements related to our acquisition of Gringo during the first quarter of 2025.
Interest expense, net. Interest expense, net was $110.1 million in the three months ended March 31, 2026, an increase of $16.2 million from the prior period. The increase in interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates and higher interest income from higher cash balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended March 31,
(Unaudited)	2026	2025
Term Loan A	5.16%	5.81%
Term Loan B-5	5.44%	6.08%
Term Loan B-6	5.44%	N/A
Revolving line of credit A & B (USD)	5.15%	5.81%
Revolving line of credit B (GBP)	5.14%	—%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended March 31, 2026, as a result of these swap contracts and net investment hedges, we recorded a net benefit to interest expense of $3.4 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $151.3 million and 30.0%, respectively, for the three months ended March 31, 2026, compared to $83.6 million and 25.5%, respectively, for the prior period. Income tax expense is based on an estimated annual effective rate, which requires us to make our best estimate of annual pretax accounting income or loss before consideration of tax or benefit discretely recognized in the period in which such occur. Our effective income tax rate for the three months ended March 31, 2026 differs from the U.S. federal statutory rate due primarily to the unfavorable impact of state taxes net of federal benefits, additional taxes on undistributed foreign-sourced income and foreign withholding taxes on interest income from intercompany notes.
The increase in the effective tax rate for the three months ended March 31, 2026 was driven primarily by (i) a decrease in excess tax benefits on stock option exercises, (ii) the taxable gain related to the PayByPhone disposition and (iii) the geographic mix of earnings.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $350.1 million during the three months ended March 31, 2026.
Segment Results
Corporate Payments
Corporate Payments revenues were $503.9 million in the three months ended March 31, 2026, an increase of 46.0% from the prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 16%, driven by 43% growth in spend volume, strong new sales in our payables and cross-border solutions, the impact of our acquisitions, which contributed approximately $72 million in revenues, the impact of favorable changes in foreign exchange rates of $22 million and the favorable impact of fuel prices of approximately $1 million. Corporate payments revenue per spend dollar decreased over the prior year due to the impact of new payables and cross-border enterprise clients.
Corporate Payments operating income was $179.1 million in the three months ended March 31, 2026, an increase of 38.0% from the prior period. Corporate Payments operating income increased primarily due to organic revenue growth, integration synergies, the impact of our acquisitions and the overall net favorable impact of the macroeconomic environment, partially offset by sales investments to grow the business and one-time integration expenses.
Vehicle Payments
Vehicle Payments revenues were $563.9 million in the three months ended March 31, 2026, an increase of 18.9% from the prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 10%, new sales growth in our international markets, the favorable changes in foreign exchange rates on revenue of $38 million, the impact of acquisitions completed in 2025, which contributed approximately $8 million, and the favorable impact of fuel prices of approximately $3 million. These increases were partially offset by the dispositions completed in 2025, which lowered revenue by approximately $3 million and the unfavorable impact of fuel price spreads of approximately $2 million.
Vehicle Payments operating income was $382.8 million, an increase of 71.8% from the prior period. Vehicle Payments operating income and margin was positively impacted by the net gain of $121.4 million recognized related to the March 2026 disposal of PayByPhone. Vehicle Payments operating income also increased in the three months ended March 31, 2026 due to revenue growth discussed above and by the overall net favorable impact of the macroeconomic environment, partially offset by the impact of dispositions, which resulted in lower operating income of approximately $2 million.
Lodging Payments
Lodging Payments revenues were $111.0 million in the three months ended March 31, 2026, an increase of 0.7% from the prior period. The increase in Lodging Payments revenues was primarily due to an increase in revenue per room night in the airlines and workforce solutions, partially offset by room night volume decreases driven by lower FEMA emergency activity.
Lodging Payments operating income was $42.8 million in the three months ended March 31, 2026, a decrease of 0.6% from the prior period due to the reasons discussed above.
Other
Other revenues were $82.2 million in the three months ended March 31, 2026, an increase of 8.1% from the prior period, driven primarily by strong transaction volume growth in the Gift and Payroll card businesses, as well as strong revenue per transaction growth in the Gift business.
Other operating income was relatively flat at $31.5 million in the three months ended March 31, 2026.
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
At March 31, 2026, we had approximately $3.9 billion in total liquidity, consisting of approximately $1.4 billion available under our Credit Facility and unrestricted cash of $2.5 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging Payments business. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At March 31, 2026, we had additional liquidity under our Securitization Facility of $49 million.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the three month periods ended March 31, 2026 and 2025 (in millions).

	Three Months Ended March 31,
(Unaudited)	2026	2025
Net cash used in operating activities	$(56.6)	$(74.2)
Net cash provided by (used in) investing activities	$369.1	$(183.9)
Net cash (used in) provided by financing activities	$(416.2)	$142.3
Operating activities. Net cash used in operating activities was $56.6 million in the three months ended March 31, 2026, compared to $74.2 million in the comparable prior period. This change in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash provided by investing activities was $369.1 million in the three months ended March 31, 2026 compared to net cash used in investing activities of $183.9 million in the comparable prior period. The increase in cash provided by investing activities was primarily due to net cash proceeds of $420.2 million received during the three months ended March 31, 2026 related to the disposition of the PayByPhone business, as well as less spending on acquisitions in 2026 over the comparable period in 2025, partially offset by an increase in capital expenditures of $6.3 million due to the impact of acquisitions and continued investments in technology.
Financing activities. Net cash used in financing activities was $416.2 million in the three months ended March 31, 2026 compared to net cash provided by financing activities of $142.3 million in the comparable prior period. This change in financing cash flows was primarily due to an increase in repurchases of common stock in 2026 of $727.3 million over the comparable period in 2025, partially offset by an increase in net borrowings on our Credit Facility and Securitization Facility of $177.4 million in 2026 over the comparable period in 2025.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $10.15 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $2.8 billion, a Term Loan A facility in the amount of $3.3 billion and a Term Loan B facility in the amount of $4.1 billion, consisting of a $3.15 billion Term Loan B-5 and a $0.9 million Term Loan B-6, as of March 31, 2026. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.3 billion, with sublimits for letters of credit and swing line loans and (b) a revolving B facility in the amount of $1.5 billion with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and sublimits for swing line loans. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is June 24, 2027. The Term Loan B-5 has a maturity date of April 30, 2028. The Term Loan B-6 has a maturity date of November 5, 2032.
At March 31, 2026, the interest rate on the Term Loan A was 5.14%, the interest rate on the Term Loan B-5 and Term Loan B-6 was 5.42%, and the interest rate on the Revolving A and B facilities (USD borrowings) was 5.15%. The unused credit facility fee was 0.25% at March 31, 2026.
At March 31, 2026, we had $2.9 billion in borrowings outstanding on the Term Loan A, net of discounts and debt issuance costs, $3.9 billion in borrowings outstanding on the Term Loan B, net of discounts and debt issuance costs and $1.4 billion outstanding on the revolving credit facilities. We have unamortized debt issuance costs of $4.6 million related to the revolving credit facilities as of March 31, 2026 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $24.2 million related to our Term Loans at March 31, 2026 recorded in notes payable and other obligations, net of current portion within the Unaudited Consolidated Balance Sheets.
During the three months ended March 31, 2026, we made principal payments of $51.5 million on the Term Loans and net borrowings of $88.7 million on the revolving credit facilities.
As of March 31, 2026, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.
We have received lender commitments to refinance our existing revolving credit facility and Term Loan A. The new commitments will increase total borrowing capacity by more than $1.0 billion compared to current levels, extend the maturity profile of the facilities to new five-year maturity, and remove the credit spread adjustment of 10 basis points for SOFR. We intend to use approximately $1.0 billion of borrowings under the new facility to repay a portion of our Term Loan B maturing in April 2028. This refinancing is expected to lower our overall cost of debt and reduce future interest expense. The transaction is expected to close in the second quarter of 2026.
Securitization Facility
We are party to a $2.3 billion receivables purchase agreement among Fleetcor Funding LLC and Corpay Funding (UK) Limited, as special purpose entities, Corpay Technologies Operating Company, LLC and Allstar Business Solutions Limited, as servicers, PNC Bank, National Association as administrator and swingline purchaser, PNC Capital Markets, LLC, as structuring agent and multiple purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization Facility") as of March 31, 2026. At March 31, 2026, the interest rate on the Securitization Facility was 4.56%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of March 31, 2026.
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
We have four uncommitted overdraft facilities with a combined capacity of $155.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus either 1% or 1.25% or (b) SOFR plus 1.25%. As of March 31, 2026, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of February 19, 2027. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of March 31, 2026, we had no borrowings outstanding under the committed credit facility.

Cash Flow Hedges
As of March 31, 2026, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
Our cash flow hedges resulted in a $2.6 million increase to interest expense, net during the three months ended March 31, 2026.
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
At March 31, 2026, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	2.150%	5/26/2026
Canadian Dollar (CAD)	$800	1.350%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $6.0 million in interest expense, net for the three months ended March 31, 2026 related to these excluded components.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until December 31, 2026. Since the beginning of the Program through March 31, 2026, 38.0 million shares have been repurchased for an aggregate purchase price of $9.4 billion, leaving us up to $0.7 billion of remaining authorization available under the Program for future repurchases of shares of our common stock as of March 31, 2026. On April 23, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to an aggregate authorization of $11.1 billion.
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
Redeemable Noncontrolling Interest
In April 2025, we expanded our long-standing strategic partnership agreement with Mastercard to deliver an enhanced suite of corporate cross-border payment solutions. The transaction also included an investment in our cross-border payments business with Mastercard acquiring a 2.3% noncontrolling interest in the cross-border payments business for $300 million. The investment into our cross-border payments business closed on December 1, 2025. Mastercard will have the right to sell, or put, its interest back to us for six months starting on August 1, 2027. If Mastercard does not exercise the put right, we will have a reciprocal call right to repurchase the interest for six months starting on May 1, 2028. In each case, the purchase price is the $300 million of invested capital plus 8% per annum, compounded annually.

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
In conjunction with the closing of the AvidXchange transaction in October 2025, we invested approximately $578 million for approximately 35% of the equity in the limited partnership for an enterprise valuation of approximately $1.9 billion. The limited partnership utilized approximately $450 million of debt financing to consummate the transaction. TPG holds approximately 56% of the equity in the limited partnership, and the management team of AvidXchange holds the remainder. In addition to other terms, the limited partnership agreement provides that, 33 months after closing of the AvidXchange acquisition, we will have the right to acquire, or call, all of the remaining outstanding equity in the limited partnership for approximately 2.5 times invested capital which would result in our consolidation of the limited partnership. If we do not exercise such right to acquire all of the remaining outstanding equity of the limited partnership and TPG decides to sell the limited partnership to a third party within a period of 15 months thereafter, we are required to guarantee a return to our partners, subject to certain limitations, of approximately 1.6 times invested capital (the minimum return). If the partnership sells AvidXchange in 2029 for an approximately similar valuation as at acquisition, there will be no requirement to pay any minimum return.

PayByPhone Disposition

In February 2026, we signed a definitive agreement to sell PayByPhone, a mobile parking payments business within our
Vehicle Payments segment, to a third party. The transaction closed on March 31, 2026. We received total proceeds, net of cash disposed, of approximately $420 million. In connection with the sale, we recorded a pre-tax net gain on disposal of $121.4 million during the three months ended March 31, 2026, which represents the proceeds received less the derecognition of the related net assets and the reclassification of accumulated foreign currency translation gains.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended March 31, 2026, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the -year ended December 31, 2025. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by segment, used to calculate organic revenue growth, to the most directly comparable GAAP measure, revenues, net and key performance metric (in millions):*

	Revenues, net		Key Performance Metric
	Three Months Ended March 31, 2026		Three Months Ended March 31, 2026
(Unaudited)	2026	2025	2026	2025
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$481.8	$416.8	$81,850	$57,371
Impact of acquisitions/dispositions	—	(71.7)	—	(9,525)
Impact of fuel prices/spread	0.5	—	—	—
Impact of foreign exchange rates	21.5	—	—	—
As reported	$503.9	$345.1	$81,850	$47,846
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$523.6	$477.6	208.4	199.8
Impact of acquisitions/dispositions	1.0	(3.4)	0.6	0.9
Impact of fuel prices/spread	1.3	—	—	—
Impact of foreign exchange rates	38.0	—	—	—
As reported	$563.9	$474.3	209.0	200.7
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$109.7	$110.2	7.4	9.8
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1.3	—	—	—
As reported	$111.0	$110.2	7.4	9.8
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$81.1	$76.0	465.0	429.0
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	1.1	—	—	—
As reported	$82.2	$76.0	465.0	429.0

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$1,196.2	$1,080.7	Intentionally Left Blank
Impact of acquisitions/dispositions	1.0	(75.1)
Impact of fuel prices/spread[2]	1.8	—
Impact of foreign exchange rates[2]	62.0	—
As reported	$1,261.0	$1,005.7

* Columns may not calculate due to rounding.
[1] Other includes Gift, Outsourced Card Processing and Payroll Card operating segments.
[2] Revenues reflect the positive impact of movements in foreign exchange rates of approximately $62 million and fuel price spreads of approximately $4 million, partially offset by the negative impact of approximately $2 million from fuel prices.

Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay. We have defined the non-GAAP measure adjusted net income attributable to Corpay as net income attributable to Corpay, as reflected in our Unaudited Consolidated Statements of Income, adjusted to eliminate (a) non-cash stock-based compensation expense related to stock-based compensation awards, (b) amortization of deferred financing costs, discounts, intangible assets, amortization of the premium recognized on the purchase of receivables and amortization attributable to Corpay's noncontrolling interests, (c) integration and deal related costs, and (d) other non-recurring items, including unusual credit losses, certain discrete tax items, the impact of business dispositions, impairment losses, asset write-offs, restructuring costs, loss on extinguishment of debt, taxes associated with stock-based compensation programs, losses and gains on foreign currency transactions and legal settlements and related legal fees. We adjust net income for the tax effect of adjustments using our effective income tax rate, exclusive of certain discrete tax items. We calculate adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to eliminate the effect of items that we do not consider indicative of our core operating performance. We have defined the non-GAAP measure adjusted net income per diluted share attributable to Corpay as the calculation previously noted divided by the weighted average diluted shares outstanding as reflected in our Unaudited Consolidated Statements of Income.
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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended March 31,
(Unaudited)	2026	2025
Net income attributable to Corpay	$350,066	$243,233
Net income per diluted share attributable to Corpay	$5.07	$3.40
Stock-based compensation	27,495	18,366
Amortization[1]	83,164	66,066
Loss on extinguishment of debt	—	1,596
Integration and deal related costs	16,926	11,389
Restructuring and related costs	4,040	2,800
Gain on disposition, net	(121,423)	—
Adjustments at equity method investment, net of tax	21,390	—
Other[2]	10,963	7,092
Total adjustments	42,555	107,309
Income tax impact of pre-tax adjustments at the effective tax rate[3]	(39,554)	(27,616)
Discrete tax items[4]	44,103	—
Adjusted net income attributable to Corpay	$397,170	$322,926
Adjusted net income per diluted share attributable to Corpay[5]	$5.80	$4.51
Diluted shares	68,443	71,558

[1] Includes consolidated amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes losses and gains on foreign currency transactions, certain legal expenses, amortization expense attributable to the Company's noncontrolling interests, taxes associated with stock-based compensation programs and a loss on an economic hedge of a foreign-denominated purchase price of an acquisition.

[3] Represents provision for income taxes of pre-tax adjustments. Adjustments related to our equity method investment are tax effected at the effective tax rate of the investment as stated.
[4] For 2026, represents discrete taxes on net gain realized upon disposition of our PayByPhone business within Vehicle Payments of $40.0 million and taxes related to our equity method investment.
[5] Excludes the impact on earnings per share of the adjustment of a non-controlling interest to its maximum redemption value of $3.0 million.
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

The following table reconciles EBITDA, adjusted EBITDA and adjusted EBITDA margin to net income (in millions)*:

	Three Months Ended March 31,
(Unaudited)	2026	2025
Net income from operations	$353.7	$243.9
Provision for income taxes	151.3	83.6
Interest expense, net	110.1	93.9
Other expense, net	21.0	4.1
Depreciation and amortization	114.8	92.2
Gain on disposition, net	(121.4)	—
Loss on extinguishment of debt	—	1.6
Other operating, net	7.4	—
EBITDA	$636.9	$519.3

Stock-based compensation	$27.5	$18.4
Other addbacks[1]	24.2	17.7
Adjusted EBITDA	$688.6	$555.4

Revenues, net	$1,261.0	$1,005.7
Adjusted EBITDA margin	54.6%	55.2%

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
These forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based these forward-looking statements largely on our current expectations and projections about future events. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026, many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement.
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
•our ability to successfully manage the derivative financial instruments that we use in our cross-border solution to manage our exposure to various market risks, including changes in foreign exchange rates;
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
•our ability to remediate material weaknesses and the ongoing effectiveness of internal control over financial reporting; and
•the other factors and information in our Annual Report on Form 10-K and other filings that we make with the Securities and Exchange Commission (SEC) under the Exchange Act and Securities Act. See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026.
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
As of March 31, 2026, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, Corpay, Inc. and its subsidiaries, (collectively, the "Company") is involved in various pending or threatened legal actions, arbitration proceedings, claims, subpoenas and matters relating to compliance with laws and regulations (collectively, "legal proceedings"). Based on our current knowledge, management presently does not believe that the liabilities arising from these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal proceedings could have a material adverse effect on our results of operations and financial condition for any particular period.
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
On June 8, 2023, the Court issued an Order for Permanent Injunction and Other Relief. The Company filed its notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023. On August 17, 2023, the FTC Commission ordered that the stay of the parallel Section 5 administrative action will remain in place during the pendency of the Eleventh Circuit appeal. On January 6, 2026, the Eleventh Circuit affirmed the judgment against the Company and affirmed the judgment against Ron Clarke except for one count, which was vacated and remanded. On May 5, 2026, the Eleventh Circuit denied the Company’s petition for en banc review by the full court.
The Company continues to believe that the FTC's claims are without merit and these matters are not and will not be material to the Company's financial performance. The Company has incurred and continues to incur legal and other fees related to this FTC complaint. Any settlement of this matter, or defense against the lawsuit, could involve costs to the Company, including legal fees, redress, penalties and remediation expenses.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A, "Risk Factors" in other reports we file with the Securities and Exchange Commission, from time to time, all of which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed under the caption "Item 1A. Risk factors" to our annual report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Securities
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until December 31, 2026. Since the beginning of the Program through March 31, 2026, 38,044,347 shares have been repurchased for an aggregate purchase price of $9.4 billion, leaving the Company up to $0.7 billion of remaining authorization available under the Program for future repurchases of shares of its common stock as of March 31, 2026. On April 23, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $11.1 billion.
The following table presents information as of March 31, 2026, with respect to purchases of common stock of the Company made during the three months ended March 31, 2026 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
January 1, 2026 through January 31, 2026	72,821	$301.75	72,821
February 1, 2026 through February 28, 2026	1,167,919	$335.01	1,167,919
March 1, 2026 through March 31, 2026	1,144,260	$325.75	1,144,260	$707,016
Total	2,385,000	$329.55	2,385,000

[1] During the quarter ended March 31, 2026, pursuant to our Stock Incentive Plan, we withheld 38,726 shares, at an average price per share of $334.32, in order to satisfy employees' tax withholding obligations in connection with the vesting of awards of restricted stock.

Item 3.	Defaults Upon Senior Securities
None.

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

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in their capacities indicated on May 8, 2026.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Peter Walker	Chief Financial Officer (Principal Financial Officer)
Peter Walker