Form 10-Q
period 2026-06-30
CORPAY, INC.
filed 2026-08-10
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 7/31/2026
Common Stock, $0.001 par value	65,659,599

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three and Six Months Ended June 30, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,163,539	$2,408,097
Restricted cash	7,004,803	6,583,843
Accounts and other receivables (less allowance for credit losses of $176,244 at June 30, 2026 and $170,957 at December 31, 2025)	2,656,036	2,145,679
Securitized accounts receivable—restricted for securitization investors	2,300,000	1,823,000
Prepaid expenses and other current assets	1,359,614	1,002,621
Total current assets	16,483,992	13,963,240
Property and equipment, net	472,324	472,310
Goodwill	7,149,978	7,564,822
Other intangibles, net	2,919,689	3,237,729
Investments	576,175	601,942
Other assets	622,009	568,092
Total assets	$28,224,167	$26,408,135
Liabilities and equity
Current liabilities:
Accounts payable	$2,275,799	$1,564,548
Accrued expenses	568,426	606,600
Customer deposits	8,915,786	8,118,566
Securitization facility	2,300,000	1,823,000
Current portion of notes payable and lines of credit	2,225,389	1,522,530
Other current liabilities	673,699	661,433
Total current liabilities	16,959,099	14,296,677
Notes payable and other obligations, less current portion	6,098,142	6,656,157
Deferred income taxes	599,773	614,345
Other noncurrent liabilities	665,201	612,279
Total noncurrent liabilities	7,363,116	7,882,781
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	314,000	302,000
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 132,878,962 shares issued and 65,655,113 shares outstanding at June 30, 2026; and 132,186,610 shares issued and 68,362,289 shares outstanding at December 31, 2025	133	132
Additional paid-in capital	4,116,011	3,970,077
Retained earnings	10,857,309	10,264,751
Accumulated other comprehensive loss	(1,356,551)	(1,392,154)
Less treasury stock, 67,223,849 shares at June 30, 2026 and 63,824,321 shares at December 31, 2025	(10,075,018)	(8,958,942)
Total Corpay stockholders’ equity	3,541,884	3,883,864
Noncontrolling interest	46,068	42,813
Total equity	3,587,952	3,926,677
Total liabilities, redeemable noncontrolling interest and equity	$28,224,167	$26,408,135

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$1,338,809	$1,102,030	$2,599,796	$2,107,697
Expenses:
Processing	275,165	238,517	547,227	460,361
Selling	150,607	115,777	298,814	223,334
General and administrative	223,674	176,994	427,473	333,953
Depreciation and amortization	118,297	91,350	233,123	183,538
Other operating, net	99,891	2	107,242	(3)
Gain on disposition, net	1,099	—	122,522	—
Operating income	472,274	479,390	1,108,439	906,514
Other expenses:
Other expense (income), net	6,278	(10,572)	27,326	(6,477)
Interest expense, net	114,719	96,872	224,819	190,794
Loss on extinguishment of debt	6,557	—	6,557	1,596
Total other expenses, net	127,554	86,300	258,702	185,913
Income before income taxes	344,720	393,090	849,737	720,601
Provision for income taxes	92,932	109,012	244,235	192,648
Net income	251,788	284,078	605,502	527,953
Less: Net income (loss) attributable to noncontrolling interest	3,481	(90)	7,129	552
Net income attributable to Corpay	$248,307	$284,168	$598,373	$527,401
Earnings per share:
Basic earnings per share attributable to Corpay*	$3.75	$4.03	$8.91	$7.49
Diluted earnings per share attributable to Corpay*	$3.70	$3.98	$8.79	$7.38
Weighted average shares outstanding:
Basic shares	65,542	70,546	66,536	70,432
Diluted shares	66,325	71,429	67,379	71,494

*Basic and diluted earnings per share amounts are determined under the two-class method.
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$251,788	$284,078	$605,502	$527,953
Other comprehensive income:
Foreign currency translation (losses) gains, net of tax	(5,578)	271,331	(16,698)	424,941
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity (Note 15)	—	—	6,249	—
Net change in derivative contracts, net of tax	8,288	(103,265)	48,363	(144,384)
Total other comprehensive income, net of tax	2,710	168,066	37,914	280,557
Total comprehensive income	254,498	452,144	643,416	808,510
Comprehensive income (loss) attributable to noncontrolling interests	695	(1,640)	3,256	3,500
Comprehensive income attributable to Corpay	$253,803	$453,784	$640,160	$805,010
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Non-controlling Interest[1]	Total Equity
Balance at December 31, 2025	$132	$3,970,077	$10,264,751	$(1,392,154)	$(8,958,942)	$3,883,864	$42,813	$3,926,677
Net income	—	—	350,066	—	—	350,066	625	350,691
Other comprehensive income, net of tax	—	—	—	33,268	—	33,268	1,936	35,204
Acquisition of common stock	—	—	—	—	(793,306)	(793,306)	—	(793,306)
Stock-based compensation	—	27,495	—	—	—	27,495	—	27,495
Issuance of common stock	—	11,718	—	—	—	11,718	—	11,718
Remeasurement to redemption value on redeemable noncontrolling interest	—	—	(2,977)	—	—	(2,977)	—	(2,977)
Balance at March 31, 2026	$132	$4,009,290	$10,611,840	$(1,358,886)	$(9,752,248)	$3,510,128	$45,374	$3,555,502
Net income	—	—	248,307	—	—	248,307	319	248,626
Other comprehensive income, net of tax	—	—	—	2,335	—	2,335	375	2,710
Acquisition of common stock	—	—	—	—	(322,770)	(322,770)	—	(322,770)
Stock-based compensation	—	32,014	—	—	—	32,014	—	32,014
Issuance of common stock	1	74,707	—	—	—	74,708	—	74,708
Remeasurement to redemption value on redeemable noncontrolling interest	—	—	(2,838)	—	—	(2,838)	—	(2,838)
Balance at June 30, 2026	$133	$4,116,011	$10,857,309	$(1,356,551)	$(10,075,018)	$3,541,884	$46,068	$3,587,952

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2024	$131	$3,811,131	$9,196,405	$(1,713,996)	$(8,171,329)	$3,122,342	$23,647	$3,145,989
Net income	—	—	243,233	—	—	243,233	642	243,875
Other comprehensive income, net of tax	—	—	—	107,994	—	107,994	4,497	112,491
Change in controlling interest of investment, net	—	(11,460)	—	—	—	(11,460)	11,460	—
Acquisition of common stock	—	—	—	—	(58,718)	(58,718)	—	(58,718)
Stock-based compensation	—	18,366	—	—	—	18,366	—	18,366
Issuance of common stock	1	32,078	—	—	—	32,079	—	32,079
Balance at March 31, 2025	$132	$3,850,115	$9,439,638	$(1,606,002)	$(8,230,047)	$3,453,836	$40,246	$3,494,082
Net income	—	—	284,168	—	—	284,168	(90)	284,078
Other comprehensive loss, net of tax	—	—	—	169,616	—	169,616	(1,550)	168,066
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	(31,799)	(31,799)	—	(31,799)
Stock-based compensation	—	28,868	—	—	—	28,868	—	28,868
Issuance of common stock	—	23,884	—	—	—	23,884	—	23,884
Balance at June 30, 2025	$132	$3,902,867	$9,723,806	$(1,436,386)	$(8,261,846)	$3,928,573	$38,606	$3,967,179

1 Excludes redeemable noncontrolling interest of $314 million classified as mezzanine equity at June 30, 2026. See Note 1 for additional information.
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$605,502	$527,953
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	72,100	58,177
Stock-based compensation	59,509	47,234
Provision for credit losses on accounts and other receivables	90,650	62,162
Provision for legal settlement	100,000	—
Amortization of deferred financing costs and discounts	7,246	4,842
Amortization of intangible assets and premium on receivables	161,023	125,361
Loss on extinguishment of debt	6,557	1,596
Deferred income taxes	(53,612)	(25,499)
Gain on disposition of business	(122,522)	—
Other non-cash operating expense (income), net	28,860	(8,700)
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(1,082,858)	(740,361)
Prepaid expenses and other current assets	6,525	(35,197)
Derivative assets and liabilities, net	(12,511)	(43,775)
Other assets	(23,333)	20,903
Accounts payable, accrued expenses and customer deposits	1,570,343	1,071,400
Net cash provided by operating activities	1,413,479	1,066,096
Investing activities
Acquisitions, net of cash acquired	—	(154,648)
Purchases of property and equipment	(105,529)	(97,407)
Proceeds from disposal of a business, net of cash disposed	421,701	—
Proceeds from sale of cost method investment	30	14,843
Other	5,252	14,572
Net cash provided by (used in) investing activities	321,454	(222,640)
Financing activities
Proceeds from issuance of common stock	86,425	55,962
Repurchase of common stock	(1,112,526)	(90,877)
Borrowings on securitization facility, net	477,000	316,000
Deferred financing costs	(28,189)	(10,827)
Proceeds from notes payable	5,350,400	750,000
Principal payments on notes payable	(5,989,311)	(98,570)
Borrowings from revolver	7,947,000	4,490,000
Payments on revolver	(7,212,000)	(5,357,000)
Borrowings on subsidiary swingline, net	60,779	23,667
Other	756	—
Net cash (used in) provided by financing activities	(419,666)	78,355
Effect of foreign currency exchange rates on cash	(114,140)	153,202
Net increase in cash and cash equivalents and restricted cash	1,201,127	1,075,013
Net decrease in cash classified within current assets held for sale	(24,725)	—
Cash and cash equivalents and restricted cash, beginning of period	8,991,940	4,456,345
Cash and cash equivalents and restricted cash, end of period	$10,168,342	$5,531,358
Supplemental cash flow information
Cash paid for interest	$281,019	$238,796
Cash paid for income taxes	$350,478	$261,987
Fixed assets accrued at the end of the period	$23,032	$8,264

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2026
1. Summary of Significant Accounting Policies
Basis of Presentation
Throughout this Quarterly Report on Form 10-Q, the terms "our," "we," "us," and the "Company" refer to Corpay, Inc. and its subsidiaries. The Company prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments considered necessary for fair presentation. These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ from these estimates.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of June 30, 2026 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized net foreign exchange gains and losses, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income, for the three and six months ended June 30, 2026 and 2025 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange (gains) losses	$—	$(1.0)	$0.8	$2.7
The Company recorded foreign currency gains and losses on long-term intra-entity transactions included as a component of foreign currency translation (gains) losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency (gains) losses on long-term intra-entity transactions	$(3.2)	$83.3	$(66.9)	$111.0

Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to amounts within the Unaudited Consolidated Statements of Cash Flows (in thousands):

	June 30, 2026[1]	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,163,539	$2,408,097	$2,192,849	$1,553,642
Restricted cash	7,004,803	6,583,843	3,338,509	2,902,703
Total cash and cash equivalents and restricted cash	$10,168,342	$8,991,940	$5,531,358	$4,456,345
[1] Amounts exclude $24.7 million of cash held for sale related to the Maintenance disposition. See Note 15 for further information.
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
Revenue
The Company's revenue is generally reported net of the cost for underlying products and services purchased through its payment solutions. In this report, the Company refers to this net revenue as "revenue." Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition," represent approximately 78% and 85% of total consolidated revenues, net, for the six months ended June 30, 2026 and 2025, respectively. In its cross-border payments business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 15% and 8% of total consolidated revenues for the six months ended June 30, 2026 and 2025, respectively. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables." Such fees are recognized net of a provision for estimated uncollectible amounts, at the time the fees and finance charges are assessed and services are provided and represent approximately 3% and 4% of total consolidated revenues, net for the six months ended June 30, 2026 and 2025, respectively. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 4% and 3% of consolidated revenues, net for the six months ended June 30, 2026 and 2025, respectively.
Disaggregation of Revenues
Revenues, net by segment for the three and six months ended June 30, 2026 and 2025 were as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended June 30,				Six Months Ended June 30,
	2026	%	2025	%	2026	%	2025	%
Corporate Payments	$548.7	41%	$387.3	35%	$1,052.6	40%	$732.4	35%
Vehicle Payments	580.2	43%	512.0	46%	1,144.1	44%	986.3	47%
Lodging Payments	123.2	9%	119.8	11%	234.2	9%	230.0	11%
Other	86.7	6%	82.9	8%	168.9	6%	159.0	8%
Consolidated revenues, net	$1,338.8	100%	$1,102.0	100%	$2,599.8	100%	$2,107.7	100%

*Columns may not calculate due to rounding. Segment results for 2025 have been recast to conform with current period segment presentation as discussed in Note 11.

Revenue by geography for the three and six months ended June 30, 2026 and 2025 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended June 30,				Six Months Ended June 30,
	2026	%	2025	%	2026	%	2025	%
United States	$600.2	45%	$541.4	49%	$1,143.7	44%	$1,048.7	50%
Brazil	217.2	16%	170.3	15%	428.4	16%	332.8	16%
United Kingdom	202.2	15%	148.2	13%	407.0	16%	294.2	14%
Other	319.2	24%	242.2	22%	620.8	24%	432.0	20%
Consolidated revenues, net	$1,338.8	100%	$1,102.0	100%	$2,599.8	100%	$2,107.7	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers subject to ASC 606 were $29.7 million and $43.1 million as of June 30, 2026 and December 31, 2025, respectively. We expect to recognize approximately $24.6 million of these amounts in revenues within 12 months and the remaining $5.1 million over the next five years as of June 30, 2026. Revenue recognized in the six months ended June 30, 2026 that was included in the deferred revenue contract liability as of December 31, 2025 was approximately $33.4 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counterparty level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026			December 31, 2025
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$7,629.2	$(7,235.7)	$393.5	$5,285.7	$(5,086.5)	$199.2
Liabilities
Accounts Payable	$7,538.1	$(7,235.7)	$302.4	$5,194.1	$(5,086.5)	$107.6
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
The carrying amount of the redeemable noncontrolling interest is adjusted to its full redemption value through to retained earnings at the end of each reporting period, which is a non-cash financing activity. The following table presents a reconciliation of the changes in the redeemable noncontrolling interest balance (in thousands):

Redeemable Noncontrolling Interest
Balance at December 31, 2025	$302,000
Net income attributable to redeemable noncontrolling interest	6,185
Adjustment to redemption value (non-cash)	5,815
Balance at June 30, 2026	$314,000
Equity Method Investments
The Company recognized net losses related to its equity method investments of $22.7 million during the six months ended June 30, 2026, which were recorded within other expense, net in the Company's Unaudited Consolidated Statements of Income. The impact of the Company's equity method investments was not material on the Company's Unaudited Consolidated Statements of Income for the six months ended June 30, 2025.
Adoption of New Accounting Standard
Financial Instruments - Credit Losses
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that allows entities to assume conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating credit losses for current trade receivables and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective on a prospective basis for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements.
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
Measurement of Certain Paid-in-Kind (“PIK”) Dividend
In April 2026, the FASB issued ASU No. 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (Equity: Topic 505)” (“ASU 2026-01”). ASU 2026-01 requires that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement (rather than at fair value, for example). The update does not, however, affect an entity’s determination of when to recognize PIK dividends. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. ASU 2025-01 may be applied prospectively or on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
2. Accounts and Other Receivables
The Company's accounts and other receivables and securitized accounts receivable include the following at June 30, 2026 and December 31, 2025 (value in thousands):

	June 30, 2026	December 31, 2025
Gross domestic accounts receivable	$781,500	$661,167
Gross domestic securitized accounts receivable	2,300,000	1,823,000
Gross foreign receivables	2,050,780	1,655,469
Total gross receivables	5,132,280	4,139,636
Less allowance for credit losses	(176,244)	(170,957)
Net accounts and securitized accounts receivables	$4,956,036	$3,968,679
The Company, through Corpay Technologies Operating Company, LLC ("CTOC") and certain of its other subsidiaries, maintains a $2.3 billion revolving trade accounts receivable securitization facility (as amended from time to time, the "Securitization Facility"). Accounts receivable collateralized within our Securitization Facility relate to trade accounts receivable resulting primarily from charge card activity and other customer receivables in the U.S. and the U.K. Pursuant to the terms of the Securitization Facility, certain U.S.-based and U.K.-based originators transfer in the form of a sale certain of their domestic receivables, on a revolving basis, to FLEETCOR Funding LLC ("Funding") and Corpay Funding (UK) Limited, each a wholly-owned bankruptcy remote consolidated subsidiary. In turn, Funding transfers in the form of a sale, on a revolving basis, a proportionate undivided ownership interest in the U.S.-based pool of accounts receivable to unrelated transferees (i.e., multi-seller banks and asset-backed commercial paper conduits). Funding retains a residual, subordinated interest in cash flow distribution from the transferred receivables and provides to the transferees an incremental pledge of both U.S. and U.K. unsold receivables as a form of over-collateralization to enhance the credit of the transferred receivables. Purchases by the banks and conduits may be financed with the sale of highly-rated commercial paper.
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
The Company’s Unaudited Consolidated Balance Sheets and Statements of Income reflect the activity related to securitized accounts receivable and the corresponding securitized debt, including interest income, fees generated from late payments, provision for losses on accounts receivable and interest expense. The cash flows from borrowings and repayments associated with the securitized debt are presented as cash flows from financing activities. The maturity date for the Company's Securitization Facility is the earlier of November 3, 2028 or the first maturity date of any loan under the Company's Credit Agreement, which is May 21, 2031.

A roll forward of the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	2026	2025
Allowance for credit losses beginning of period	$170,957	$133,757
Provision for credit losses	90,650	62,162
Write-offs	(93,662)	(55,724)
Recoveries	5,259	3,927
Impact of foreign currency	3,040	11,725
Allowance for credit losses end of period	$176,244	$155,847
The provision for credit losses and write-offs increased during the six months ended June 30, 2026 versus the comparable prior period primarily due to the growth of the business, as credit loss expense as a percentage of spend was consistent with the comparable prior period. Write-offs include receivables for which a full allowance was previously provided.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Overnight deposits	$199,563	$—	$199,563	$—
Money market	467,962	—	467,962	—
Certificates of deposit	593,981	—	593,981	—
Treasury bills	410,635	—	410,635	—
Interest rate swaps	13,266	—	13,266	—
Cross-currency interest rate swap	13,361	—	13,361	—
Foreign exchange, interest rate and commodity contracts	1,050,065	—	$1,050,065	$—
Total assets	$2,748,833	$—	$2,748,833	$—
Cash collateral for foreign exchange contracts	$192,168
Liabilities:
Interest rate swaps	$3,321	$—	$3,321	$—
Cross-currency interest rate swap	114,900	—	114,900	—
Foreign exchange, interest rate and commodity contracts	743,567	—	743,567	—
Total liabilities	$861,788	$—	$861,788	$—
Cash collateral obligation for foreign exchange contracts	$331,356

December 31, 2025
Assets:
Overnight deposits	$192,427	$—	$192,427	$—
Money market	399,401	—	399,401	—
Certificates of deposit	371,843	—	371,843	—
Treasury bills	360,085	—	360,085	—
Interest rate swaps	1,265	—	1,265	—
Cross-currency interest rate swap	13,361	—	13,361	—
Foreign exchange, interest rate and commodity contracts	949,026	—	949,026	—
Total assets	$2,287,408	$—	$2,287,408	$—
Cash collateral for foreign exchange contracts	$175,158
Liabilities:
Interest rate swaps	$24,443	$—	$24,443	$—
Cross-currency interest rate swap	149,742	—	149,742	—
Foreign exchange, interest rate and commodity contracts	655,039	—	655,039	—
Total liabilities	$829,224	$—	$829,224	$—
Cash collateral obligation for foreign exchange contracts	$356,712
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. The valuation techniques and inputs used to estimate the fair value of the Company's Level 2 assets and liabilities are consistent with those used at December 31, 2025. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for June 30, 2026 and December 31, 2025.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments (including equity method investments) without readily determinable fair values was $576.2 million and $601.9 million at June 30, 2026 and December 31, 2025, respectively.
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
During the six months ended June 30, 2026, the Company repurchased 3.4 million shares for an aggregate purchase price of $1.1 billion. Since the beginning of the Program through June 30, 2026, 39.1 million shares have been repurchased for an aggregate purchase price of $9.7 billion, leaving the Company up to $1.4 billion of remaining authorization available under the Program for future repurchases of shares of its common stock as of June 30, 2026.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$7,686	$6,955	$15,667	$12,269
Restricted stock	24,328	21,913	43,842	34,965
Stock-based compensation	$32,014	$28,868	$59,509	$47,234
The tax benefits recorded on stock-based compensation, inclusive of the tax benefits upon the exercises of options and vesting of restricted stock were $22.6 million and $25.9 million for the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of June 30, 2026 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$51,883	1.75
Restricted stock	64,679	0.99
Total	$116,562
Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the six months ended June 30, 2026 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2025	2,593	$227.70	1,551	$185.93		$206,036
Granted	186	332.93			$101.62
Exercised	(452)	191.27				$71,562
Forfeited	(17)	328.46
Outstanding at June 30, 2026	2,310	$242.57	1,283	$195.08		$213,897
Expected to vest as of June 30, 2026	1,027	$301.85
The aggregate intrinsic value of stock options exercisable at June 30, 2026 was $178.6 million. The weighted average remaining contractual term of options exercisable at June 30, 2026 was 2.7 years.

Restricted Stock
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the six months ended June 30, 2026 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	343	$304.83
Granted	240	324.18
Cancelled	(19)	330.21
Issued	(241)	303.41
Outstanding at June 30, 2026	323	$318.75
6. Acquisitions and Investments
2025 Acquisitions
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
The Alpha acquisition was accounted for as a business combination. Total consideration was approximately $2.1 billion, net of cash and cash equivalents and restricted cash acquired of $4.5 billion. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates, and certain useful life assumptions, including customer attrition rates, (ii) finalizing the Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities, (iii) finalizing the Company's review of certain working capital accounts acquired, and (iv) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but that meet the requirement to qualify as a pre-acquisition contingency. None of the goodwill attributable to the acquisition of Alpha is expected to be deductible for tax purposes. There were no material measurement period adjustments recorded during the six months ended June 30, 2026 related to the Alpha acquisition.

The following table summarizes the preliminary acquisition accounting for the Alpha acquisition noted above (in thousands):

Trade and other receivables	$44,306
Prepaid expenses and other current assets	196,460
Other long term assets	103,710
Goodwill	1,208,671
Intangibles	994,474
Accounts payable and accrued expenses	(41,814)
Other current liabilities	(4,272,015)
Other noncurrent liabilities	(322,223)
Total consideration[1]	$(2,088,431)

[1] The Alpha purchase price included approximately $4 billion in cash and cash equivalents and restricted cash, for which there were corresponding customer deposit liabilities assumed.
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	5 to 10	$25,755
Proprietary technology	3 to 4	22,602
Customer and vendor relationships	11 to 20	946,117
		$994,474
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

7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2025	Transferred to Held for Sale[1]	Dispositions[2]	Acquisition Accounting Adjustments	Foreign Currency	June 30, 2026
Goodwill	$7,564,822	$(194,287)	$(214,518)	$2,247	$(8,286)	$7,149,978
1 Reflects the reclassification of goodwill assigned to the Maintenance business of our Vehicle Payments segment to held for sale during the second quarter of 2026. See Note 15 for further information.
2 Reflects goodwill derecognized in connection with the disposition of the Company's PayByPhone business in the first quarter of 2026. See Note 15 for further information.
Company's goodwill is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024.
As of June 30, 2026 and December 31, 2025, other intangibles consisted of the following (in thousands):

		June 30, 2026			December 31, 2025
	Weighted- Avg Useful Lives (Years)[1]	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.0	$4,345,584	$(1,976,446)	$2,369,138	$4,541,001	$(1,908,916)	$2,632,085
Trade names and trademarks—indefinite lived	N/A	423,569	—	423,569	442,814	—	442,814
Trade names and trademarks—other	7.3	89,870	(28,232)	61,638	92,939	(21,403)	71,536
Software	7.5	303,266	(253,723)	49,543	327,925	(259,748)	68,177
Non-compete agreements	3.9	49,721	(33,920)	15,801	51,836	(28,719)	23,117
Total other intangibles		$5,212,010	$(2,292,321)	$2,919,689	$5,456,515	$(2,218,786)	$3,237,729

N/A = Not Applicable
[1] The weighted-average useful life calculation excludes fully amortized intangible assets.
Changes in foreign exchange rates resulted in a $13.8 million decrease to the net carrying values of other intangibles in the six months ended June 30, 2026. Amortization expense related to intangible assets for the six months ended June 30, 2026 and 2025 was $161.0 million and $125.3 million, respectively.

8. Debt
Credit Agreement and Securitization Facility
The Company is party to a $9.95 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. The Credit Agreement includes a Term Loan A, a Term Loan B and a revolving credit facility. As noted in Note 2, the Company is also party to a $2.30 billion Securitization Facility.
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	June 30, 2026	December 31, 2025
Term Loan A note payable, net of discounts	$3,291,494	$2,918,787
Term Loan B note payable, net of discounts	2,912,218	3,934,403
Revolving line of credit facilities	2,060,000	1,325,000
Other obligations	59,819	497
Total notes payable, credit agreements and other obligations	8,323,531	8,178,687
Securitization Facility	2,300,000	1,823,000
Total debt	$10,623,531	$10,001,687
Current portion	$4,525,389	$3,345,530
Long-term portion	6,098,142	6,656,157
Total debt	$10,623,531	$10,001,687
On May 21, 2026, the Company entered into the eighteenth amendment to its Credit Agreement (as amended and supplemented from time to time, including by the eighteenth amendment, the “Credit Facility”), dated as of October 24, 2014, among Corpay Technologies Operating Company, LLC, Corpay, the other borrowers party thereto, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders party thereto. The eighteenth amendment, among other things, (i) increases the aggregate commitments under the Company's revolving credit facility by $0.9 billion to new total revolving credit facility commitments of $3.7 billion, (ii) increases the Term Loan A by $0.4 billion to new total Term Loan A borrowings of $3.3 billion, (iii) extends the maturity of its revolving credit facility and Term Loan A for a new 5 year term, (iv) increases the Term Loan B-6 by $2.05 billion for a total Term Loan B-6 of $2.95 billion, (v) removes the 10 basis point SOFR Adjustment (as defined in the Credit Facility) and 3.26 basis point SONIA Adjustment (as defined in the Credit Facility), and (vi) provides for a new applicable interest rate pricing grid incorporating the better of ratings or leverage pricing.
The Company repaid its Term Loan B-5 in full using $1.0 billion of the Term Loan A and revolving credit facility proceeds and $2.05 billion of the Term Loan B-6 proceeds. The Company intends to use the remaining proceeds and available revolving credit facility for general corporate purposes.
The revolving credit facility and Term Loan A have a maturity date of May 21, 2031. The Term Loan B-6 has a maturity date of November 5, 2032. The term loans are payable in quarterly installments due on the last business day of each March, June, September and December with the final principal payment due on the respective maturity date. Borrowings on the revolving credit facility are repayable at the maturity date of the Credit Facility.
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at June 30, 2026.
The contractual maturities of the Company’s total notes payable, credit agreements and other obligations (excluding the Securitization Facility) at June 30, 2026 were as follows (in thousands):

Remaining 2026	$2,175,858
2027	112,004
2028	153,254
2029	194,504
2030	194,504
Thereafter	5,530,506
Total principal payments	8,360,630
Less: debt discounts and issuance costs included in debt	(37,099)
Total notes payable, credit agreements and other obligations	$8,323,531

9. Income Taxes
For the three and six months ended June 30, 2026, the Company's effective tax rates were 27.0% and 28.7%, respectively, which differed from the U.S. federal statutory rate primarily due to the gain on the sale of PayByPhone, the geographical mix of earnings and other one-time items.
For the three and six months ended June 30, 2025, the Company's effective tax rates were 27.7% and 26.7%, respectively, which differed from the U.S. federal statutory rate primarily due to the geographical mix of earnings, the adoption of Pillar Two legislation and changes in state apportionment resulting in the revaluation of deferred taxes.
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
The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Corpay	$248,307	$284,168	$598,373	$527,401
Adjustment to redemption value of redeemable noncontrolling interest	(2,838)	—	(5,815)	—
Net income attributable to Corpay shareholders after adjustment to redemption value of redeemable noncontrolling interest	245,469	284,168	592,558	527,401

Denominator for basic earnings per share	65,542	70,546	66,536	70,432
Dilutive securities	783	883	843	1,062
Denominator for diluted earnings per share	66,325	71,429	67,379	71,494
Basic earnings per share attributable to Corpay	$3.75	$4.03	$8.91	$7.49
Diluted earnings per share attributable to Corpay	$3.70	$3.98	$8.79	$7.38
Diluted earnings per share attributable to Corpay for the three months ended June 30, 2026 and 2025 excludes the effect of 0.8 million and 0.3 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive.
11. Segments
The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. During the first quarter of 2026, the Company refined its segment composition within its existing reportable segments to reflect how the Company's Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), currently organizes and manages the global business. As a result of the changes, the Company's segment structure was updated. These changes include realignment of the outsourced card processing business from Corporate Payments to Other, and enterprise clients using the spend management product for vehicle and corporate payments from Vehicle Payments to Corporate Payments. The refined composition within the Company's reportable segments aligns with how the CODM allocates resources, assesses performance and reviews financial information. The CODM uses segment operating income to make decisions regarding the allocation of resources (including financial resources and capital spending) to each segment primarily in the annual budgeting and forecasting processes and reviews budget to actual variances for segment operating income on a monthly, quarterly and annual basis to assess the performance of each segment. The presentation of segment information has been recast for the prior periods to align with the revised segment presentation. Segment results are as follows for the three and six month periods ended June 30, 2026 and 2025 (in thousands)*:

	Three Months Ended June 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$548,724	$580,209	$123,183	$86,693	$1,338,809
Expenses:
Processing	101,071	109,258	32,540	32,296	275,165
Selling	83,390	51,550	10,376	5,291	150,607
General and administrative	108,005	82,942	19,238	13,489	223,674
Depreciation	9,754	20,061	4,741	2,166	36,722
Amortization	47,526	26,644	6,898	507	81,575
Other operating, net	(664)	100,800	(110)	(135)	99,891
Gain on disposition, net	—	1,099	—	—	1,099
Operating income	$199,642	$190,053	$49,500	$33,079	472,274
Other expenses:
Other expense, net					6,278
Interest expense, net					114,719
Loss on early extinguishment of debt					6,557
Total other expenses					127,554
Income before income taxes					$344,720

	Three Months Ended June 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$12,938	$32,575	$6,865	$2,058	$54,436

	Six Months Ended June 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$1,052,591	$1,144,112	$234,157	$168,936	$2,599,796
Expenses:
Processing	206,113	215,911	63,146	62,057	547,227
Selling	160,176	109,247	19,367	10,024	298,814
General and administrative	197,413	166,616	36,455	26,989	427,473
Depreciation	19,149	39,446	9,163	4,342	72,100
Amortization	91,380	54,829	13,799	1,015	161,023
Other operating, net	(363)	107,728	(38)	(85)	107,242
Gain on disposition	—	122,522	—	—	122,522
Operating income	$378,723	$572,857	$92,265	$64,594	1,108,439
Other expenses:
Other expense, net					27,326
Interest expense, net					224,819
Loss on early extinguishment of debt					6,557
Total other expenses					258,702
Income before income taxes					$849,737

	Six Months Ended June 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$23,901	$62,613	$14,904	$4,111	$105,529

	Three Months Ended June 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$387,305	$512,027	$119,790	$82,908	$1,102,030
Expenses:
Processing	77,847	97,325	30,520	32,825	238,517
Selling	56,798	47,292	8,449	3,238	115,777
General and administrative	65,350	80,100	18,567	12,977	176,994
Depreciation	7,295	16,858	3,784	1,843	29,780
Amortization	23,078	28,807	9,176	509	61,570
Other operating, net	—	2	—	—	2
Operating income	$156,937	$241,643	$49,294	$31,516	479,390
Other expenses:
Other income, net					(10,572)
Interest expense, net					96,872
Total other expenses					86,300
Income before income taxes					$393,090

	Three Months Ended June 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$10,095	$34,917	$5,107	$2,517	$52,636

	Six Months Ended June 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$732,421	$986,305	$230,015	$158,956	$2,107,697
Expenses:
Processing	156,714	184,526	60,499	58,622	460,361
Selling	107,633	92,767	16,153	6,781	223,334
General and administrative	121,234	152,066	35,242	25,411	333,953
Depreciation	13,188	33,336	7,510	4,143	58,177
Amortization	46,892	59,184	18,274	1,011	125,361
Other operating, net	—	(3)	—	—	(3)
Operating income	$286,760	$464,429	$92,337	$62,988	906,514
Other expenses:
Other income, net					(6,477)
Interest expense, net					190,794
Loss on early extinguishment of debt					1,596
Total other expenses					185,913
Income before income taxes					$720,601

	Six Months Ended June 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$17,675	$65,595	$9,836	$4,301	$97,407
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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia (the “District Court”) against the Company and Ron Clarke. See FTC v. FleetCor Technologies, Inc., No. 19-cv-05727 (N.D. Ga.). The complaint alleged the Company and

Ron Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices and sought, among other things, injunctive relief, consumer redress and costs of suit. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress under Section 13(b) of the FTC Act, the provision on which the FTC had relied in this case. Following that decision, the FTC filed a parallel administrative action under Section 5 of the FTC Act on August 11, 2021, alleging the same underlying facts, and moved to stay or voluntarily dismiss the District Court case. The administrative action was stayed pending resolution of the federal court proceeding. On August 9, 2022, the District Court granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief against the Company and Ron Clarke.
On June 8, 2023, the District Court issued an Order for Permanent Injunction and Other Relief. The Company appealed to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023, and the FTC's parallel Section 5 administrative action remained stayed pending that appeal. On January 6, 2026, the Eleventh Circuit affirmed the judgment against the Company and affirmed the judgment against Ron Clarke except for one count, which was vacated and remanded. On May 5, 2026, the Eleventh Circuit denied the Company’s petition for en banc review.
On July 1, 2026, the FTC and the Company reached an agreement with the FTC staff on the terms of a proposed consent order that would resolve the FTC investigation, the claims in the action before the District Court, the administrative action and any other remaining issues in the case. The proposed consent order is subject to the customary approvals of the FTC Commissioners and the District Court. The Company has currently recorded a $100 million charge based on the terms of the proposed consent order.
If the proposed consent order is not approved or if there any changes to the terms of the proposed consent order during the review process, the Company could incur additional redress and/or penalties.
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
•Foreign currency swap contracts, which are commitments to settle in cash at a future date or dates, usually on an overnight basis.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $163.1 billion and $123.9 billion as of June 30, 2026 and December 31, 2025, respectively. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Unaudited Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,881.5	$1,575.0	$1,050.1	$743.6

	December 31, 2025
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange contracts	$1,709.2	$1,415.2	$949.0	$655.0
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At June 30, 2026 and December 31, 2025, the Company had received collateral of $192.2 million and $175.2 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market ("MTM") thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At June 30, 2026 and December 31, 2025, the Company had posted collateral of $331.4 million and $356.7 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s derivative assets and liabilities, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025 (in millions):

		June 30, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$702.9	$660.4
Derivative Assets	Other assets	$347.1	$288.7
Derivative Liabilities	Other current liabilities	$462.8	$450.0
Derivative Liabilities	Other noncurrent liabilities	$280.7	$205.1
Cash Flow Hedges
As of June 30, 2026, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$1,500	4.15%	7/31/2026
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
$250	3.47%	1/31/2029
$250	3.47%	7/31/2029
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the Secured Overnight Financing Rate ("SOFR") benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $5.5 million from accumulated other comprehensive loss resulting in an increase to interest expense, net and $7.8 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the six months ended June 30, 2026 and 2025, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments which are also recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		June 30, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$6.3	$1.0
Swap contracts	Other assets	$7.0	$0.3
Swap contracts	Other current liabilities	$3.3	$17.3
Swap contracts	Other noncurrent liabilities	$—	$7.2
As of June 30, 2026, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings as a benefit to interest expense, net within the next 12 months is approximately $3.0 million.
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
On May 20, 2026 the Company modified its Euro-denominated net investment hedge through a "blend and extend" arrangement, resulting in an other-than-insignificant financing of the corresponding $51.3 million MTM liability over a one-year term where the Company will receive a new annual 1.33% fixed-rate interest coupon.
At June 30, 2026, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.33%	5/20/2027
Canadian Dollar (CAD)	$800	1.35%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $11.1 million and $11.9 million in interest expense, net for the six months ended June 30, 2026 and 2025, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows unless they contain an other-than-insignificant financing, in which case they are classified as financing activities.

The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025 (in millions).

		June 30, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$13.4	$13.4
Net investment hedge	Other current liabilities	$45.6	$58.1
Net investment hedge	Other noncurrent liabilities	$69.3	$91.6
As of June 30, 2026, the estimated net amount of the existing benefit related to the Company's cross-currency interest rate swaps designated as net investment hedges that is expected to be reclassified into earnings as a reduction to interest expense, net within the next 12 months is approximately $16.7 million.
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	June 30, 2026
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2025	$(1,295,581)	$(96,573)	$(1,392,154)
Other comprehensive (loss) income before reclassifications	(19,009)	59,839	40,830
Amounts reclassified from AOCL	6,249	5,516	11,765
Tax effect	—	(16,992)	(16,992)
Other comprehensive (loss) income, net of tax	(12,760)	48,363	35,603
Balance at June 30, 2026	$(1,308,341)	$(48,210)	$(1,356,551)

	June 30, 2025
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2024	$(1,749,040)	$35,044	$(1,713,996)
Other comprehensive income (loss) before reclassifications	421,994	(188,668)	233,326
Amounts reclassified from AOCL	—	(7,784)	(7,784)
Tax effect	—	52,068	52,068
Other comprehensive income (loss), net of tax	421,994	(144,384)	277,610
Balance at June 30, 2025	$(1,327,046)	$(109,340)	$(1,436,386)
Amounts reclassified from AOCL that relate to foreign currency translation during the six months ended June 30, 2026 are related to the Company's PayByPhone business disposed of during the first quarter of 2026. See Note 15 for further information. Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the tables above, for the six months ended June 30, 2026 and 2025 consisted of foreign currency translation gains of $2.3 million and $3.5 million, respectively.

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
The Company received total proceeds, net of cash disposed, of approximately $421.7 million, which have been recorded within investing activities in the accompanying Unaudited Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a pre-tax net gain on disposal of $122.9 million during the six months ended June 30, 2026, which represents the proceeds received less the derecognition of the related net assets and the reclassification of accumulated foreign currency translation gains. The pre-tax net gain is included within the gain on disposition, net financial statement line in the accompanying Unaudited Consolidated Statements of Income.
Maintenance Disposition
In June 2026, the Company signed a definitive agreement to sell its Maintenance business to a third party. The transaction is expected to be completed later this year, pending U.K. and Australian regulatory approval. The Company determined that the Maintenance disposal group met all of the required criteria to be classified as held for sale during the second quarter of 2026.
The disposal group's fair value, based upon the sales price less costs to sell, exceeded its carrying value. As such, the related assets and liabilities were recorded at their carrying value and classified as held for sale prior to the completion of the transaction in the prepaid expenses and other current assets of $326.3 million and other current liabilities of $59.7 million in the Company's Unaudited Consolidated Balance Sheets. In determining the carrying value of the disposal group, which represents one of the Company's reporting units, goodwill of approximately $194.3 million is included within the disposal group.
The Company expects to receive approximately £600 million (approximately $800 million), before cash acquired, in exchange for the business and will record such proceeds once received within investing activities in the accompanying Unaudited Consolidated Statements of Cash Flows. In connection with the sale, the Company anticipates a pre-tax net gain on ultimate disposal between approximately $460 million and $515 million, which will be included within gain on disposition, net in the accompanying Unaudited Consolidated Statements of Income. The final gain or loss upon completion of the sale may materially differ from the amount currently estimated due to purchase price adjustments, transaction costs, and foreign currency fluctuations.
Periodically, the Company uses foreign currency derivatives including foreign currency forward contracts to manage its exposure to fluctuations in exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the requirements to be accounted for as hedging instruments. As a result, the changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
In this regard, the Company, through its cross-border payments solution, entered into an undesignated foreign currency forward contract to convert £400 million of the anticipated proceeds to U.S. dollars, related to the expected proceeds from the sale of its Maintenance business. This foreign currency forward contract is fixed at a rate of £1 GBP to $1.3215 USD and has a term of three months, aligned with the expected closing of the transaction. The purpose of this contract is to reduce the variability of cash flows from the U.S. dollar proceeds of the sale, the sole source of which is due to changes in GBP to USD foreign exchange rates. As of June 30, 2026, the total notional amount of our outstanding undesignated foreign currency forward contracts was £400 million, or $528.6 million, with a maturity of three months.
Cash flows related to the Company's foreign currency forward contract are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged proceeds upon sale of the business which are recorded in operating activities. This undesignated contract is recognized on the Consolidated Balance Sheets at fair value of $1.9 million, within other current liabilities, with changes in fair value recognized immediately in other income (expense), net in the Unaudited Consolidated Statements of Income. The fair value changes of these derivatives partially offset the foreign exchange re-measurement gains and losses which will be realized upon the completion of the sale and receipt of proceeds. During the quarter ended June 30, 2026, the Company recognized foreign currency exchange losses on this contract when compared to the USD equivalent of the GBP denominated proceeds at market rates of $1.9 million.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and six months ended June 30, 2026 and 2025, with period-over-period comparisons between these periods. A detailed discussion of 2025 items and period-over-period comparisons between the three and six months ended June 30, 2025 and 2024 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
Executive Overview
Corpay is a global corporate payments and spend management company that helps businesses simplify, automate and control the way they make payments and optimize commercial payment workflows. Corpay provides a broad suite of payment and spend management solutions, including accounts payable automation and cross-border payment and foreign exchange risk management solutions (including foreign exchange spot, forward and option transactions), commercial card programs (e.g., purchasing cards, business cards and virtual cards), vehicle payment solutions (e.g., fuel cards, toll payments and related services) and lodging payment solutions (e.g., hotel and extended stay bookings). This results in our customers saving time and ultimately spending less.
We estimate that businesses spend approximately $145 trillion annually in transactions with other businesses. In many instances, businesses continue to rely on fragmented systems and manual processes to approve, execute and reconcile payments and manage spending across their organizations. These challenges can result in operational inefficiencies, limited visibility into spending, increased fraud risk, manual reconciliation efforts, higher administrative costs and less informed financial decision-making.
Our integrated payment and spend management solutions provide meaningful advantages over traditional payment methods, including cash, paper checks, general purpose credit cards and manual employee reimbursement processes.
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

Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three and six months ended June 30, 2026 and 2025, (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
Revenues, net	$1,338.8	$1,102.0	$2,599.8	$2,107.7
Net income attributable to Corpay	$248.3	$284.2	$598.4	$527.4
Net income per diluted share attributable to Corpay[1]	$3.70	$3.98	$8.79	$7.38
[1] For 2026, diluted earnings per share amounts are determined under the two-class method

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA, adjusted EBITDA, and adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025 (in millions, except per share amounts and percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
Adjusted net income attributable to Corpay	$464.4	$366.4	$861.6	$689.3
Adjusted net income per diluted share attributable to Corpay	$7.00	$5.13	$12.80	$9.64
EBITDA	$689.4	$570.7	$1,326.3	$1,090.0
Adjusted EBITDA	$767.2	$620.6	$1,455.8	$1,176.0
Adjusted EBITDA margin	57.3%	56.3%	56.0%	55.8%

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
We report information about our operating segments in accordance with the authoritative guidance related to segments. During the first quarter of 2026, the Company refined its segment composition within its existing reportable segments to reflect how our Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), organizes and manages the global business. We manage and report our operating results through the following three reportable segments: Corporate Payments, Vehicle Payments and Lodging Payments. The remaining results are included within Other, which includes our Gift, Outsourced Card Processing and Payroll Card businesses. The refined composition within these reportable segments align with how the CODM allocates resources, assesses performance and reviews financial information. The presentation of segment information has been recast for the prior periods to align with the revised segment presentation.
Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net." See “Results of Operations” for additional segment information.
Revenues, net, by Segment. During the first quarter of 2026, we refined our segment composition within our existing reportable segments to reflect how our CODM currently organizes and manages the global business. As a result of the changes, our segment structure was updated. These changes include realignment of our outsourced card processing business from Corporate Payments to Other, and enterprise clients using our spend management product for vehicle and corporate payments from Vehicle Payments to Corporate Payments. The refined composition within our reportable segments aligns with how the CODM allocates resources, assesses performance and reviews financial information. Prior periods have been recast to conform with current segment presentation. For the three and six months ended June 30, 2026 and 2025, our segments generated the following revenues, net (in millions, except percentages).

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2026		2025		2026		2025
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Corporate Payments	$548.7	41%	$387.3	35%	$1,052.6	40%	$732.4	35%
Vehicle Payments	580.2	43%	512.0	46%	1,144.1	44%	986.3	47%
Lodging Payments	123.2	9%	119.8	11%	234.2	9%	230.0	11%
Other	86.7	6%	82.9	8%	168.9	6%	159.0	8%
Consolidated revenues, net	$1,338.8	100%	$1,102.0	100%	$2,599.8	100%	$2,107.7	100%
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
Revenues, net, by Geography. Revenues, net by geography for the three and six months ended June 30, 2026 and 2025, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
(Unaudited)	2026		2025		2026		2025
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$600.2	45%	$541.4	49%	$1,143.7	44%	$1,048.7	50%
Brazil	217.2	16%	170.3	15%	428.4	16%	332.8	16%
United Kingdom	202.2	15%	148.2	13%	407.0	16%	294.2	14%
Other	319.2	24%	242.2	22%	620.8	24%	432.0	20%
Consolidated revenues, net	$1,338.8	100%	$1,102.0	100%	$2,599.8	100%	$2,107.7	100%
*Columns may not calculate due to rounding.

Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended June 30, 2026 and 2025, were as follows (in millions, except revenues, net per key performance indicator, and percentages)*:

	As Reported				Pro Forma and Macro Adjusted[1]
	Three Months Ended June 30,				Three Months Ended June 30,
(Unaudited)	2026	2025	Change	% Change	2026	2025	Change	% Change
CORPORATE PAYMENTS[2]
- Revenues, net	$548.7	$387.3	$161.4	42%	$538.1	$465.5	$72.6	16%
- Spend volume	$94,635	$55,673	$38,962	70%	$94,635	$66,238	$28,397	43%
- Revenue, net per spend $	0.58%	0.70%	(0.12)%	(17)%	0.57%	0.70%	(0.13)%	(19)%
VEHICLE PAYMENTS
- Revenues, net	$580.2	$512.0	$68.2	13%	$523.5	$484.3	$39.1	8%
- Transactions	147.6	207.3	(59.7)	(29)%	147.1	136.3	10.9	8%
- Revenues, net per transaction	$3.93	$2.47	$1.46	59%	$3.56	$3.55	$0.00	—%
'- Tag transactions[3]	23.9	22.8	1.1	5%	23.9	22.8	1.1	5%
'- Parking transactions[4]	—	67.8	(67.8)	(100)%	—	—	—	—%
- Fleet transactions	100.8	101.6	(0.8)	(1)%	100.3	98.4	1.9	2%
- Other transactions	22.9	15.1	7.8	52%	22.9	15.1	7.8	52%
LODGING PAYMENTS
- Revenues, net	$123.2	$119.8	$3.4	3%	$122.5	$119.8	$2.7	2%
- Room nights	7.5	8.7	(1.1)	(13)%	7.5	8.7	(1.1)	(13)%
- Revenues, net per room night	$16.34	$13.84	$2.50	18%	$16.24	$13.84	$2.40	17%
OTHER[5]
- Revenues, net	$86.7	$82.9	$3.8	5%	$86.7	$82.9	$3.8	5%
- Transactions	450.4	420.1	30.3	7%	450.4	420.1	30.3	7%
- Revenues, net per transaction	$0.19	$0.20	$—	(2)%	$0.19	$0.20	$—	(2)%
CORPAY CONSOLIDATED REVENUES, NET
- Revenues, net	$1,338.8	$1,102.0	$236.8	21%	$1,270.7	$1,152.5	$118.2	10%

[1] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[2] Corporate payments revenue per spend dollar decreased over the comparable prior period due to new payables and cross-border enterprise clients.
[3] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for the second quarter of 2026 is 8.0 million.
[4] Parking transactions relates to PayByPhone, a mobile parking payments business within our Vehicle Payments segment, which we sold to a third party in March 2026.
[5] Other includes Gift, Outsourced Card Processing and Payroll Card operating segments.
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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, and New Zealand dollar, relative to the U.S. dollar. Approximately 44% and 50% of our revenues in the six months ended June 30, 2026 and 2025, respectively, were derived in U.S. dollars and were not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenues, net.
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
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 6% and 8% of revenues, net were directly impacted by changes in fuel price in the six months ended June 30, 2026 and 2025, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 5% and 4% of revenues, net were directly impacted by fuel price spreads in the six months ended June 30, 2026 and 2025, respectively. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates— We are exposed to market risk changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of June 30, 2026, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $4.0 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
•Income Taxes—We pay income taxes in various taxing jurisdictions, including the U.S., most U.S. states and many non-U.S. jurisdictions. The tax rates in non-U.S. taxing jurisdictions are different than the U.S. tax rate. Consequently, as our earnings fluctuate between taxing jurisdictions, our effective tax rate fluctuates. Our effective tax rate is also subject to fluctuations driven by the impact of discrete tax items.
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
The OBBBA and Pillar Two directive did not have a material effect on our consolidated financial statements for the three and six months ended June 30, 2026, and we are continuing to evaluate the potential effects on future periods.
Acquisitions, Investments and Dispositions
2026
•In March 2026, we sold PayByPhone, a mobile parking payments business within our Vehicle Payments segment, to a third party. We received total proceeds, net of cash disposed, of approximately $421.7 million. In connection with the sale, we recorded a pre-tax net gain on disposal of $122.9 million during the six months ended June 30, 2026, which represents the proceeds received less the derecognition of the related net assets and the reclassification of accumulated foreign currency translation gains.
•In June 2026, we signed a definitive agreement to sell our Maintenance business to a third party for approximately £600 million (approximately $800 million). The transaction is expected to be completed in the second half of 2026, pending U.K. and Australian regulatory approval. We determined that the Maintenance disposal group met all of the required criteria to be classified as held for sale during the second quarter of 2026 and as such, all related assets and liabilities were classified as current on our Unaudited Consolidated Balance Sheets as of June 30, 2026.
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
•In May 2025, we formed a limited partnership with TPG that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc (“AvidXchange”). AvidXchange is a provider of AP automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction was completed in October 2025.
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
•On October 31, 2025, we completed the acquisition of all of the ordinary shares of Alpha Group International plc ("Alpha"), a leading provider of B2B cross-border foreign exchange solutions to corporations and investment funds in the U.K. and Europe, for £42.50 in cash for each Alpha share, resulting in an aggregate purchase price of approximately £1.8 billion, or $2.4 billion. The aggregate cash consideration paid in the transaction was funded with borrowings under the Company's Credit Facility (as defined below). Results from the Alpha acquisition have been included in our Corporate Payments segment from the date of acquisition, October 31, 2025.
•In July 2025, we announced the divestiture of our BP private label fuel card portfolio for approximately $60 million. Revenues generated from the portfolio are included in our Vehicle Payments segment. The transaction closed in October 2025.

Results of Operations
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
The following table sets forth selected Unaudited Consolidated Statements of Income for the three months ended June 30, 2026 and 2025 (in millions, except percentages)*.

(Unaudited)	Three Months Ended June 30, 2026	% of Total Revenues, net	Three Months Ended June 30, 2025	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Corporate Payments	$548.7	41.0%	$387.3	35.1%	$161.4	41.7%
Vehicle Payments	580.2	43.3%	512.0	46.5%	68.2	13.3%
Lodging Payments	123.2	9.2%	119.8	10.9%	3.4	2.8%
Other	86.7	6.5%	82.9	7.5%	3.8	4.6%
Total revenues, net	1,338.8	100.0%	1,102.0	100.0%	236.8	21.5%
Consolidated operating expenses:
Processing	275.2	20.6%	238.5	21.6%	36.6	15.4%
Selling	150.6	11.2%	115.8	10.5%	34.8	30.1%
General and administrative	223.7	16.7%	177.0	16.1%	46.7	26.4%
Depreciation and amortization	118.3	8.8%	91.4	8.3%	26.9	29.5%
Other operating, net	99.9	7.5%	—	—%	99.9	NM
Gain on disposition, net	1.1	0.1%	—	—%	1.1	NM
Operating income	472.3	35.3%	479.4	43.5%	(7.1)	(1.5)%
Other expense, net	6.3	0.5%	(10.6)	(1.0)%	16.9	NM
Interest expense, net	114.7	8.6%	96.9	8.8%	17.8	18.4%
Loss on extinguishment of debt	6.6	0.5%	—	—%	6.6	NM
Provision for income taxes	92.9	6.9%	109.0	9.9%	(16.1)	(14.8)%
Net income	251.8	18.8%	284.1	25.8%	(32.3)	(11.4)%
Less: Net income attributable to noncontrolling interest	3.5	0.3%	(0.1)	—%	3.6	NM
Net income attributable to Corpay	$248.3	18.5%	$284.2	25.8%	$(35.9)	(12.6)%

Operating income by segment:
Corporate Payments	$199.6		$156.9		$42.7	27.2%
Vehicle Payments	190.1		241.6		(51.6)	(21.4)%
Lodging Payments	49.5		49.3		0.2	0.4%
Other	33.1		31.5		1.6	5.1%
Total operating income	$472.3		$479.4		$(7.1)	(1.5)%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,338.8 million in the three months ended June 30, 2026, an increase of 21.5% compared to the comparable prior period. The increase in consolidated revenues was due primarily to organic growth of 10%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 7% from acquisitions completed in 2025. This growth was partially offset by a reduction in revenue of $28 million from the impact of dispositions completed in 2025 and 2026.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact of approximately $67 million on our consolidated revenues for the three months ended June 30, 2026 over the comparable prior period. This positive impact was driven primarily by favorable foreign exchange rates of approximately $37 million, driven by our Brazil, Mexico and Australian businesses, fuel prices of approximately $20 million and fuel price spreads of approximately $10 million.
Consolidated operating expenses
Processing. Processing expenses were $275.2 million in the three months ended June 30, 2026, an increase of 15.4% compared to the comparable prior period. Increases in processing expenses were primarily due to approximately $17 million of expenses related to acquisitions completed in 2025, higher variable expenses driven by increased transaction volumes, higher credit loss expense of approximately $14 million due to increased transaction volumes and higher fuel prices, investments to drive future growth and the unfavorable impact of foreign exchange rates of approximately $8 million. This increase was partially offset by lower expense of approximately $6 million from the impact of dispositions completed in 2025 and 2026.
Selling. Selling expenses were $150.6 million in the three months ended June 30, 2026, an increase of 30.1% from the comparable prior period. Increases in selling expenses were primarily due to marketing investments to drive future growth, increased commissions from higher sales volume, approximately $14 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $4 million. This increase was partially offset by lower expense of approximately $2 million from the impact of dispositions completed in 2025 and 2026.
General and administrative. General and administrative expenses were $223.7 million in the three months ended June 30, 2026, an increase of 26.4% from the comparable prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments, approximately $14 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $3 million. This increase was partially offset by lower expense of approximately $5 million from the impact of dispositions completed in 2025 and 2026.
Depreciation and amortization. Depreciation and amortization expenses were $118.3 million in the three months ended June 30, 2026, an increase of 29.5% from the comparable prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures, $12 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $2 million. This increase was partially offset by lower expense of approximately $2 million from the impact of dispositions completed in 2025 and 2026.
Other operating, net. Other operating, net was $99.9 million in the three months ended June 30, 2026 and primarily relates to a contingent loss related to the FTC legal matter of $100 million.
Gain on disposition, net. During the three months ended June 30, 2026, we recognized an additional net gain of approximately $1.1 million resulting from working capital adjustments related to our March 2026 disposal of PayByPhone, a mobile parking payments business within our Vehicle Payments segment.
Consolidated operating income
Consolidated operating income was $472.3 million in the three months ended June 30, 2026, a decrease of (1.5)% compared to the comparable prior period due to the reasons discussed above.
Other expense, net. Other expense, net was $6.3 million in the three months ended June 30, 2026, which primarily represented net losses related to our equity method investments and the impact of fluctuations in foreign exchange rates on non-functional currency balances. Other income, net was $10.6 million in the three months ended June 30, 2025, which primarily represented a gain realized upon the disposition of a cost method investment in the second quarter of 2025.
Interest expense, net. Interest expense, net was $114.7 million in the three months ended June 30, 2026, an increase of $17.8 million from the comparable prior period. The increase in interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates and higher interest income earned on higher cash balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended June 30,
(Unaudited)	2026	2025
Term Loan A	5.06%	5.80%
Term Loan B-5	5.41%	6.07%
Term Loan B-6	5.37%	N/A
Revolving line of credit A & B (USD)	5.05%	5.80%
Revolving line of credit B (GBP)	5.13%	5.62%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended June 30, 2026, as a result of these swap contracts and net investment hedges, we recorded a net benefit to interest expense of $3.0 million.

Provision for income taxes. The provision for income taxes and effective tax rate were $92.9 million and 27.0%, respectively, for the three months ended June 30, 2026, compared to $109.0 million and 27.7%, respectively, for the comparable prior period. The change in the effective tax rate for the three months ended June 30, 2026 was driven primarily by an improvement in our geographic mix of earnings and other one-time items.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay decreased to $248.3 million during the three months ended June 30, 2026.
Segment Results
Corporate Payments
Corporate Payments revenues were $548.7 million in the three months ended June 30, 2026, an increase of 41.7% from the comparable prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 16%, driven by 43% growth in spend volume, strong new sales in our payables and cross-border solutions, the impact of our acquisitions, which contributed approximately $78 million in revenues, the impact of favorable changes in foreign exchange rates of $7 million and the favorable impact of fuel prices of approximately $4 million. Corporate Payments revenue per spend dollar decreased over the comparable prior period due to the impact of new payables and cross-border enterprise clients.
Corporate Payments operating income was $199.6 million in the three months ended June 30, 2026, an increase of 27.2% from the comparable prior period. Corporate Payments operating income increased primarily due to organic revenue growth, integration synergies, the impact of our acquisitions and the overall net favorable impact of the macroeconomic environment, partially offset by sales investments to grow the business and one-time integration expenses.
Vehicle Payments
Vehicle Payments revenues were $580.2 million in the three months ended June 30, 2026, an increase of 13.3% from the comparable prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 8%, new sales growth in our international markets, the favorable changes in foreign exchange rates on revenue of $29 million, and the favorable impact of fuel prices and fuel price spreads of approximately $17 million and $10 million, respectively. These increases were partially offset by dispositions completed in 2026 and 2025, which lowered revenue by approximately $28 million.
Vehicle Payments operating income was $190.1 million, a decrease of 21.4% from the comparable prior period. Vehicle Payments operating income decreased in the three months ended June 30, 2026 due to the impact of a contingent loss related to the FTC legal matter of $100 million and the impact of dispositions. Operating income was positively impacted by the revenue growth discussed above and the overall net favorable impact of the macroeconomic environment.
Lodging Payments
Lodging Payments revenues were $123.2 million in the three months ended June 30, 2026, an increase of 2.8% from the comparable prior period. The increase in Lodging Payments revenues was primarily due to an increase in revenue per room night across all solutions.
Lodging Payments operating income was $49.5 million in the three months ended June 30, 2026, an increase of 0.4% from the comparable prior period due to the reasons discussed above.
Other
Other revenues were $86.7 million in the three months ended June 30, 2026, an increase of 4.6% from the comparable prior period, driven primarily by strong transaction volume growth in the Gift, Outsourced Card Processing and Payroll card businesses.
Other operating income was $33.1 million in the three months ended June 30, 2026, an increase of 5.1% from the comparable prior period due to the reasons discussed above.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025
The following table sets forth selected unaudited consolidated statements of income for the six months ended June 30, 2026 and 2025 (in millions, except percentages)*.

(Unaudited)	Six months ended June 30, 2026	% of Total Revenues, net	Six months ended June 30, 2025	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Corporate Payments	$1,052.6	40.5%	$732.4	34.7%	$320.2	43.7%
Vehicle Payments	1,144.1	44.0%	986.3	46.8%	157.8	16.0%
Lodging Payments	234.2	9.0%	230.0	10.9%	4.2	1.8%
Other	168.9	6.5%	159.0	7.5%	9.9	6.2%
Total revenues, net	2,599.8	100.0%	2,107.7	100.0%	492.1	23.3%
Consolidated operating expenses:
Processing	547.2	21.0%	460.4	21.8%	86.9	18.9%
Selling	298.8	11.5%	223.3	10.6%	75.5	33.8%
General and administrative	427.5	16.4%	334.0	15.8%	93.5	28.0%
Depreciation and amortization	233.1	9.0%	183.5	8.7%	49.6	27.0%
Other operating, net	107.2	4.1%	—	—%	107.2	NM
Gain on disposition, net	122.5	4.7%	—	—%	122.5	NM
Operating income	1,108.4	42.6%	906.5	43.0%	201.9	22.3%
Other (income) expense, net	27.3	1.1%	(6.5)	(0.3)%	33.8	NM
Interest expense, net	224.8	8.6%	190.8	9.1%	34.0	17.8%
Loss on extinguishment of debt	6.6	0.3%	1.6	0.1%	5.0	NM
Provision for income taxes	244.2	9.4%	192.6	9.1%	51.6	26.8%
Net income	605.5	23.3%	528.0	25.0%	77.5	14.7%
Less: Net income attributable to noncontrolling interest	7.1	NM	0.6	—%	6.6	NM
Net income attributable to Corpay	$598.4	23.0%	$527.4	25.0%	$71.0	13.5%

Operating income by segment:
Corporate Payments	$378.7		$286.8		$92.0	32.1%
Vehicle Payments	572.9		464.4		108.5	23.4%
Lodging Payments	92.3		92.3		(0.1)	(0.1)%
Other	64.6		63.0		1.6	2.5%
Total operating income	$1,108.4		$906.5		$201.9	22.3%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $2,599.8 million in the six months ended June 30, 2026, an increase of 23.3% compared to the comparable prior period. The increase in consolidated revenues was due primarily to organic growth of 10%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 7% from acquisitions completed in 2026 and 2025 and by the positive impact of the macroeconomic environment. These increases were partially offset by a reduction in revenue of $32 million from the impact of dispositions completed in 2025 and 2026.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact of approximately $131 million on our consolidated revenues for the six months ended June 30, 2026 over the comparable prior period, driven primarily by favorable foreign exchange rates of approximately $99 million, mostly in our

Brazil, U.K. and Australian businesses, the favorable impact of fuel prices of approximately $24 million and the favorable impact of fuel price spreads of approximately $8 million.
Consolidated operating expenses
Processing. Processing expenses were $547.2 million in the six months ended June 30, 2026, an increase of 18.9% compared to the comparable prior period. Increases in processing expenses were primarily due to approximately $30 million of expenses related to acquisitions completed in 2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth, higher bad debt of $25 million due to increased transaction volumes and the unfavorable impact of foreign exchange rates of approximately $20 million. This increase was partially offset by lower expense of approximately $6 million from the impact of dispositions completed in 2025 and 2026.
Selling. Selling expenses were $298.8 million in the six months ended June 30, 2026, an increase of 33.8% from the comparable prior period. Increases in selling expenses were primarily due to sales and marketing investments to drive future growth, increased commissions from higher sales volume and approximately $32 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $12 million. This increase was partially offset by lower expense of approximately $2 million from the impact of dispositions completed in 2025 and 2026.
General and administrative. General and administrative expenses were $427.5 million in the six months ended June 30, 2026, an increase of 28.0% from the comparable prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments and approximately $33 million of expenses related to acquisitions completed in 2025, higher stock-based compensation expense of $12 million and the unfavorable impact of foreign exchange rates of approximately $10 million. This increase was partially offset by lower expense of approximately $5 million from the impact of dispositions completed in 2025 and 2026.
Depreciation and amortization. Depreciation and amortization expenses were $233.1 million in the six months ended June 30, 2026, an increase of 27.0% from the comparable prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and approximately $34 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $6 million. This increase was partially offset by lower expense of approximately $2 million from the impact of dispositions completed in 2025 and 2026.
Other operating, net. Other operating, net was $107.2 million in the six months ended June 30, 2026, and primarily related to a contingent loss related to the FTC legal matter of $100 million and losses on the disposal of fixed assets.
Consolidated operating income
Operating income was $1,108.4 million in the six months ended June 30, 2026, an increase of 22.3% compared to the comparable prior period. The increase in operating income was primarily due to the reasons discussed above.
Other (income) expense, net. Other expense, net was $27.3 million in the six months ended June 30, 2026, which primarily represented net losses related to our equity method investments of $22.7 million and the impact of fluctuations in foreign exchange rates on non-functional currency balances. Other income, net was $6.5 million in the six months ended June 30, 2025 primarily due to the disposition of a cost method investment in the second quarter of 2025.
Interest expense, net. Interest expense, net was $224.8 million in the six months ended June 30, 2026, an increase of $34.0 million from the comparable prior period. The increase in interest expense was primarily due to increased borrowings used for acquisitions, partially offset by lower interest rates and higher interest income due to higher cash balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Six Months Ended June 30,
(Unaudited)	2026	2025
Term Loan A	5.11%	5.80%
Term Loan B-5	5.43%	6.08%
Term Loan B-6	5.39%	N/A
Revolving line of credit A & B (USD)	5.10%	5.81%
Revolving line of credit B (GBP)	5.13%	5.62%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the six months ended June 30, 2026, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $5.6 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $244.2 million and 28.7%, respectively, for the six months ended June 30, 2026, compared to $192.6 million and 26.7%, respectively, for the comparable prior period. The change in the effective tax rate for the six months ended June 30, 2026 over the comparable prior period was primarily driven by the gain on the sale of PayByPhone, an improvement in the geographic mix of earnings and other one-time items.

Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $598.4 million in the six months ended June 30, 2026, an increase of 13.5% from the comparable prior period.
Segment Results
Corporate Payments
Corporate Payments revenues were $1,052.6 million in the six months ended June 30, 2026, an increase of 43.7%, from the comparable prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 16%, driven by a 43% growth in spend volume, strong new sales in our payables and cross-border solutions, and the impact of our acquisitions, which contributed approximately $150 million in revenue, the favorable impact of changes in foreign exchange rates of $29 million and the favorable impact of fuel prices of approximately $4 million. Corporate Payments revenue per spend dollar decreased over the comparable prior period due to the impact of new payables and cross-border enterprise clients.
Corporate Payments operating income was $378.7 million in the six months ended June 30, 2026, an increase of 32.1% from the comparable prior period. Corporate Payments operating income increased primarily due to reasons discussed above and integration synergies, partially offset by sales investments to grow the business and one-time integration expenses.
Vehicle Payments
Vehicle Payments revenues were $1,144.1 million in the six months ended June 30, 2026, an increase of 16.0%, from the comparable prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 9% driven by 6% growth in transaction volumes, new sales growth, and the impact of acquisitions, which contributed approximately $8 million in revenue. Revenue also increased due to the favorable impact of changes in foreign exchange rates on revenue of $67 million and the favorable impact of fuel prices and fuel price spreads on revenue of approximately $20 million and $8 million, respectively. These increases were partially offset by dispositions completed in 2026 and 2025, which lowered revenue by approximately $32 million.
Vehicle Payments operating income was $572.9 million in the six months ended June 30, 2026, an increase of 23.4% from the comparable prior period primarily due to revenue growth discussed above and by the overall net favorable impact of the macroeconomic environment. These increases were partially offset by the impact of a contingent loss related to the FTC legal matter of $100 million and the impact of dispositions.
Lodging Payments
Lodging Payments revenues were $234.2 million in the six months ended June 30, 2026, an increase of 1.8% from the comparable prior period. The increase in Lodging Payments revenues was primarily due to an increase in revenue per room night across all solutions.
Lodging Payments operating income was $92.3 million in the six months ended June 30, 2026, a decrease of 0.1% from the comparable prior period due to the reasons discussed above.
Other
Other revenues were $168.9 million in the six months ended June 30, 2026, an increase of 6.2% from the comparable prior period, driven by increases in gift card and payroll card transaction volume.
Other operating income was $64.6 million in the six months ended June 30, 2026, an increase of 2.5% from the comparable prior period due to the reasons discussed above.
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
At June 30, 2026, we had approximately $4.8 billion in total liquidity, consisting of approximately $1.6 billion available under our Credit Facility and unrestricted cash of $3.2 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.
We also utilize the Securitization Facility to finance a portion of our receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging Payments business. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At June 30, 2026, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the six month periods ended June 30, 2026 and 2025 (in millions).

	Six Months Ended June 30,
(Unaudited)	2026	2025
Net cash provided by operating activities	$1,413.5	$1,066.1
Net cash provided by (used in) investing activities	$321.5	$(222.6)
Net cash (used in) provided by financing activities	$(419.7)	$78.4
Operating activities. Net cash used in operating activities was $1,413.5 million in the six months ended June 30, 2026, compared to $1,066.1 million in the comparable prior period. This change in operating cash flows was primarily driven by changes in working capital.
Investing activities. Net cash provided by investing activities was $321.5 million in the six months ended June 30, 2026 compared to net cash used in investing activities of $222.6 million in the comparable prior period. The increase in cash provided by investing activities was primarily due to net cash proceeds of $421.7 million received during the six months ended June 30, 2026 related to the disposition of the PayByPhone business, as well as less acquisition spend in 2026 over the comparable period in 2025.
Financing activities. Net cash used in financing activities was $419.7 million in the six months ended June 30, 2026 compared to net cash provided by financing activities of $78.4 million in the comparable prior period. This change in financing cash flows was primarily due to an increase in repurchases of common stock in 2026 of $1,021.6 million over the comparable period in 2025, partially offset by an increase in net borrowings on our Credit Facility and Securitization Facility of $509.8 million in 2026 over the comparable period in 2025.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $9.95 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. As of June 30, 2026, the Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $3.7 billion, a Term Loan A facility in the amount of $3.3 billion and a Term Loan B facility in the amount of $2.95 billion. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.95 billion, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $0.95 billion with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and sublimits for swing line loans and (c) a revolving C facility in the amount of $0.80 billion, with borrowings in U.S. dollars and Swiss francs. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is May 21, 2031. The Term Loan B-6 has a maturity date of November 5, 2032.
At June 30, 2026, the interest rate on the Term Loan A was 5.02%, the interest rate on the Term Loan B-6 was 5.39%, and the interest rate on the Revolving A, B and C facilities (USD borrowings) was 5.03%. The unused credit facility fee was 0.25% at June 30, 2026.
At June 30, 2026, we had $3.3 billion in borrowings outstanding on the Term Loan A, net of discounts and debt issuance costs, $2.9 billion in borrowings outstanding on the Term Loan B, net of discounts and debt issuance costs and $2.1 billion outstanding on the revolving credit facilities. We have unamortized debt issuance costs of $11.7 million related to the revolving credit facilities as of June 30, 2026 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $37.1 million related to our Term Loans at June 30, 2026 recorded in notes payable and other obligations, net of current portion within the Unaudited Consolidated Balance Sheets.
During the six months ended June 30, 2026, we made principal payments of $5,989.3 million on the Term Loans and net borrowings of $795.8 million on the revolving credit facilities.
As of June 30, 2026, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.

Securitization Facility
We are party to a $2.3 billion receivables purchase agreement among Fleetcor Funding LLC and Corpay Funding (UK) Limited, as special purpose entities, Corpay Technologies Operating Company, LLC and Allstar Business Solutions Limited, as servicers, PNC Bank, National Association as administrator and swingline purchaser, PNC Capital Markets, LLC, as structuring agent and multiple purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization Facility") as of June 30, 2026. At June 30, 2026, the interest rate on the Securitization Facility was 4.55%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of June 30, 2026.
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
We have four uncommitted overdraft facilities with a combined capacity of $155.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus either 1% or 1.25% or (b) SOFR plus 1.25%. As of June 30, 2026, we had $59.0 million in borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of May 21, 2031. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of June 30, 2026, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of June 30, 2026, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

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
Our cash flow hedges resulted in a $5.5 million increase to interest expense, net during the six months ended June 30, 2026.

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
At June 30, 2026, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations:

	U.S. dollar equivalent notional (in millions)	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.330%	5/20/2027
Canadian Dollar (CAD)	$800	1.350%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and record changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $11.1 million in interest expense, net for the six months ended June 30, 2026 related to these excluded components.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until December 31, 2026. On April 23, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to an aggregate authorization of $11.1 billion. Since the beginning of the Program through June 30, 2026, 39.1 million shares have been repurchased for an aggregate purchase price of $9.7 billion, leaving us up to $1.4 billion of remaining authorization available under the Program for future repurchases of shares of our common stock as of June 30, 2026.
Under the Program, any stock repurchases may be made at times and in such amounts as deemed appropriate by management. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements and any additional constraints related to material inside information we may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt. The Program does not obligate us to repurchase and particular amount of common stock, and the program may be suspended, modified or discontinued at any time.
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

Maintenance Disposition
In June 2026, we signed a definitive agreement to sell our Maintenance business to a third party. We expect to receive approximately £600 million (approximately $800 million), before cash acquired, in exchange for the business . In connection with the sale, we anticipate a pre-tax net gain on ultimate disposal between approximately $460 million and $515 million. The transaction is expected to be completed later this year, pending U.K. and Australian regulatory approval.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended June 30, 2026, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2025. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

	Revenues, net		Key Performance Metric
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2026
(Unaudited)	2026	2025	2026	2025
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$538.1	$465.5	$94,635	$66,238
Impact of acquisitions/dispositions	—	(78.2)	—	(10,566)
Impact of fuel prices/spread	3.5	—	—	—
Impact of foreign exchange rates	7.1	—	—	—
As reported	$548.7	$387.3	$94,635	$55,673
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$523.5	$484.3	147.1	136.3
Impact of acquisitions/dispositions	0.8	27.7	0.5	71.0
Impact of fuel prices/spread	26.7	—	—	—
Impact of foreign exchange rates	29.2	—	—	—
As reported	$580.2	$512.0	147.6	207.3
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$122.5	$119.8	7.5	8.7
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.7	—	—	—
As reported	$123.2	$119.8	7.5	8.7
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$86.7	$82.9	450.4	420.1
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	—	—	—	—
As reported	$86.7	$82.9	450.4	420.1

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$1,270.7	$1,152.5	Intentionally Left Blank
Impact of acquisitions/dispositions	0.8	(50.5)
Impact of fuel prices/spread[2]	30.2	—
Impact of foreign exchange rates[2]	37.0	—
As reported	$1,338.8	$1,102.0

* Columns may not calculate due to rounding.
[1] Other includes Gift, Outsourced Card Processing and Payroll Card operating segments.
[2] Revenues reflect the positive impact of movements in foreign exchange rates of approximately $37 million, positive impact from fuel prices of approximately $20 million and the positive impact of fuel price spreads of approximately $10 million.

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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except shares and per share amounts)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
Net income attributable to Corpay	$248,307	$284,168	$598,373	$527,401
Net income per diluted share attributable to Corpay	$3.70	$3.98	$8.79	$7.38
Stock-based compensation	32,014	28,868	59,509	47,234
Amortization[1]	85,105	64,137	168,269	130,203
Legal settlements and litigation	100,944	278	101,526	863
Loss on extinguishment of debt	6,557	—	6,557	1,596
Integration and deal related costs	38,127	14,452	55,053	25,841
Restructuring and related costs	2,839	3,330	6,879	6,130
Gain on disposition, net	(1,099)	—	(122,522)	—
Adjustments at equity method investment, net of tax	14,321	—	35,711	—
Other[2]	2,641	(6,903)	13,022	(396)
Total adjustments	281,449	104,162	324,004	211,471
Income tax impact of pre-tax adjustments at the effective tax rate[3]	(65,372)	(27,840)	(104,926)	(55,456)
Discrete tax items[4]	—	5,931	44,103	5,931
Adjusted net income attributable to Corpay	$464,384	$366,421	$861,554	$689,347
Adjusted net income per diluted share attributable to Corpay[5]	$7.00	$5.13	$12.80	$9.64
Diluted shares	66,325	71,429	67,379	71,494

[1] Includes consolidated amortization related to intangible assets, premium on receivables, deferred financing costs and debt discounts.
[2] Includes losses and gains on foreign currency transactions, amortization expense attributable to the Company's noncontrolling interests, taxes associated with stock-based compensation programs and a loss on an economic hedge of a foreign-denominated purchase price of an acquisition and other non-recurring items.

[3] Represents provision for income taxes of pre-tax adjustments. Adjustments related to our equity method investment are tax effected at the effective tax rate of the investment as stated.
[4] For 2026, represents discrete taxes on net gain realized upon disposition of our PayByPhone business within Vehicle Payments of $40.0 million and taxes related to our equity method investment.
[5] Excludes the impact on earnings per share of the adjustment of a non-controlling interest to its maximum redemption value of $2.8 million and $5.8 million for the three and six months ended June 30, 2026, respectively.

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

The following table reconciles EBITDA, adjusted EBITDA and adjusted EBITDA margin to net income (in millions)*:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
Net income	$251.8	$284.1	$605.5	$528.0
Provision for income taxes	92.9	109.0	244.2	192.6
Interest expense, net	114.7	96.9	224.8	190.8
Other expense, net	6.3	(10.6)	27.3	(6.5)
Depreciation and amortization	118.3	91.4	233.1	183.5
Gain on disposition, net	(1.1)	—	(122.5)	—
Loss on extinguishment of debt	6.6	—	6.6	1.6
Other operating, net	99.9	—	107.2	—
EBITDA	$689.4	$570.7	$1,326.3	$1,090.0

Stock-based compensation	$32.0	$28.9	$59.5	$47.2
Other addbacks[1]	45.8	21.0	70.0	38.7
Adjusted EBITDA	$767.2	$620.6	$1,455.8	$1,176.0

Revenues, net	$1,338.8	$1,102.0	$2,599.8	$2,107.7
Adjusted EBITDA margin	57.3%	56.3%	56.0%	55.8%

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
This report includes non-GAAP financial measures, which are used by Corpay and investors as supplemental measures to evaluate the overall operating performance of companies in our industry. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives. See "Management’s Use of Non-GAAP Financial Measures" elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these Non-GAAP financial measures and a reconciliation to the nearest corresponding GAAP measure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2026, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 20, 2019, the FTC filed a lawsuit in the Northern District of Georgia (the “District Court”) against the Company and Ron Clarke. See FTC v. FleetCor Technologies, Inc., No. 19-cv-05727 (N.D. Ga.). The complaint alleged the Company and Ron Clarke violated the FTC Act’s prohibitions on unfair and deceptive acts and practices and sought, among other things, injunctive relief, consumer redress and costs of suit. On April 22, 2021, the United States Supreme Court held unanimously in AMG Capital Management v. FTC that the FTC does not have authority under current law to seek monetary redress under Section 13(b) of the FTC Act, the provision on which the FTC had relied in this case. Following that decision, the FTC filed a parallel administrative action under Section 5 of the FTC Act on August 11, 2021, alleging the same underlying facts, and moved to stay or voluntarily dismiss the District Court case. The administrative action was stayed pending resolution of the federal court proceeding. On August 9, 2022, the District Court granted the FTC's motion for summary judgment as to liability for the Company and Ron Clarke, but granted the Company's motion for summary judgment as to the FTC's claim for monetary relief against the Company and Ron Clarke.
On June 8, 2023, the District Court issued an Order for Permanent Injunction and Other Relief. The Company appealed to the United States Court of Appeals for the Eleventh Circuit on August 3, 2023, and the FTC's parallel Section 5 administrative action remained stayed pending that appeal. On January 6, 2026, the Eleventh Circuit affirmed the judgment against the Company and affirmed the judgment against Ron Clarke except for one count, which was vacated and remanded. On May 5, 2026, the Eleventh Circuit denied the Company’s petition for en banc review.
On July 1, 2026, the FTC and the Company reached an agreement with the FTC staff on the terms of a proposed consent order that would resolve the FTC investigation, the claims in the action before the District Court, the administrative action and any other remaining issues in the case. The proposed consent order is subject to the customary approvals of the FTC Commissioners and the District Court. The Company has currently recorded a $100 million charge based on the terms of the proposed consent order.
If the proposed consent order is not approved or if there any changes to the terms of the proposed consent order during the review process, the Company could incur additional redress and/or penalties.

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
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until December 31, 2026. On April 23, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $11.1 billion. Since the beginning of the Program through June 30, 2026, 39,058,875 shares have been repurchased for an aggregate purchase price of $9.7 billion, leaving the Company up to $1.4 billion of remaining authorization available under the Program for future repurchases of shares of its common stock as of June 30, 2026.
The following table presents information as of June 30, 2026, with respect to purchases of common stock of the Company made during the three months ended June 30, 2026 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
April 1, 2026 through April 30, 2026	871,181	$311.68	871,181
May 1, 2026 through May 31, 2026	143,347	$347.89	143,347
June 1, 2026 through June 30, 2026	—	N/A	—	$1,385,616
Total	1,014,528	$316.80	1,014,528

[1] During the quarter ended June 30, 2026, pursuant to our Stock Incentive Plan, we withheld 179,930 shares, at an average price per share of $343.27, in order to satisfy employees' tax withholding obligations and exercise price.

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

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc., now known as Corpay, Inc., conformed to reflect amendments through June 9, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on February 28, 2023)

3.2	Certificate of Ownership and Merger Merging CPAY Merger Sub, Inc. into FLEETCOR Technologies, Inc. effective on March 24, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

3.3	Corpay, Inc. Amended and Restated Bylaws, effective as of March 24, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

10.1	Eighteenth Amendment to the Credit Agreement, dated as of May 21, 2026 among Corpay Technologies Operating Company, LLC, as the Company, Corpay, Inc., as the Parent, the other borrowers party thereto, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on May 22, 2026)

10.2*	Market-Based Performance Share Unit Award Certificate, dated July 22, 2026, by and between Corpay, Inc. and Ronald F. Clarke, Chief Executive Officer and Chairman of the Board of Directors of Corpay, Inc., pursuant to the Corpay, Inc. Amended and Restated Equity Incentive Plan, as amended.

10.3*	Market-Based Performance Share Unit Award Certificate, dated July 22, 2026, by and between Corpay, Inc. and Armando Lins Netto, Group President, Vehicle Payments in Brazil of Corpay, Inc., pursuant to the Corpay, Inc. Amended and Restated Equity Incentive Plan, as amended.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements Equity; (v) the Unaudited Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Corpay, Inc.
(Registrant)

Signature	Title

/s/ Ronald F. Clarke	President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Ronald F. Clarke

/s/ Peter Walker	Chief Financial Officer (Principal Financial Officer)
Peter Walker

August 7, 2026