Form 10-Q
period 2026-09-30
CORPAY, INC.
filed 2026-11-05
CIK 1175454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________
FORM 10-Q
 _________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/30/2026
Common Stock, $0.001 par value	63,971,827

Corpay, Inc. and Subsidiaries
FORM 10-Q
For the Three and Nine Months Ended September 30, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Corpay, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,072,988	$2,408,097
Restricted cash	6,339,902	6,583,843
Accounts and other receivables (less allowance for credit losses of $213,625 at September 30, 2026 and $170,957 at December 31, 2025)	2,967,826	2,145,679
Securitized accounts receivable—restricted for securitization investors	2,300,000	1,823,000
Prepaid expenses and other current assets	1,563,507	1,002,621
Total current assets	16,244,223	13,963,240
Property and equipment, net	483,915	472,310
Goodwill	7,167,661	7,564,822
Other intangibles, net	2,850,720	3,237,729
Investments	559,413	601,942
Other assets	781,301	568,092
Total assets	$28,087,233	$26,408,135
Liabilities and equity
Current liabilities:
Accounts payable	$2,516,996	$1,564,548
Accrued expenses	624,001	606,600
Customer deposits	8,070,388	8,118,566
Securitization facility	2,300,000	1,823,000
Current portion of notes payable and lines of credit	2,861,372	1,522,530
Other current liabilities	643,683	661,433
Total current liabilities	17,016,440	14,296,677
Notes payable and other obligations, less current portion	6,071,735	6,656,157
Deferred income taxes	557,375	614,345
Other noncurrent liabilities	778,152	612,279
Total noncurrent liabilities	7,407,262	7,882,781
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	320,000	302,000
Stockholders’ equity:
Common stock, $0.001 par value; 475,000,000 shares authorized; 133,488,716 shares issued and 64,413,347 shares outstanding at September 30, 2026; and 132,186,610 shares issued and 68,362,289 shares outstanding at December 31, 2025	133	132
Additional paid-in capital	4,252,024	3,970,077
Retained earnings	11,232,857	10,264,751
Accumulated other comprehensive loss	(1,361,644)	(1,392,154)
Less treasury stock, 69,075,369 shares at September 30, 2026 and 63,824,321 shares at December 31, 2025	(10,826,489)	(8,958,942)
Total Corpay stockholders’ equity	3,296,881	3,883,864
Noncontrolling interest	46,650	42,813
Total equity	3,343,531	3,926,677
Total liabilities, redeemable noncontrolling interest and equity	$28,087,233	$26,408,135

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$1,381,931	$1,172,480	$3,981,727	$3,280,177
Expenses:
Processing	298,105	248,761	845,332	709,122
Selling	145,429	117,628	444,243	340,962
General and administrative	204,164	178,611	631,637	512,564
Depreciation and amortization	115,674	93,163	348,797	276,701
Other operating, net	310	26	107,552	23
Gain (loss) on disposition, net	3,012	(11,171)	125,534	(11,171)
Operating income	621,261	523,120	1,729,700	1,429,634
Other expenses:
Other expense (income), net	10,195	1,383	37,521	(5,094)
Interest expense, net	108,761	100,035	333,580	290,829
Loss on extinguishment of debt	—	—	6,557	1,596
Total other expenses, net	118,956	101,418	377,658	287,331
Income before income taxes	502,305	421,702	1,352,042	1,142,303
Provision for income taxes	120,025	143,323	364,260	335,971
Net income	382,280	278,379	987,782	806,332
Less: Net income attributable to noncontrolling interest	3,858	438	10,987	990
Net income attributable to Corpay	$378,422	$277,941	$976,795	$805,342
Earnings per share:
Basic earnings per share attributable to Corpay*	$5.73	$3.95	$14.62	$11.44
Diluted earnings per share attributable to Corpay*	$5.66	$3.91	$14.44	$11.28
Weighted average shares outstanding:
Basic shares	65,592	70,318	66,218	70,393
Diluted shares	66,385	71,131	67,044	71,373

*Basic and diluted earnings per share amounts are determined under the two-class method.
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$382,280	$278,379	$987,782	$806,332
Other comprehensive income:
Foreign currency translation (losses) gains, net of tax	(16,470)	8,599	(33,168)	433,540
Reclassification of accumulated foreign currency translation losses to net income as a result of the sale of a foreign entity (Note 15)	—	—	6,249	—
Net change in derivative contracts, net of tax	11,227	22,033	59,590	(122,351)
Total other comprehensive (loss) income, net of tax	(5,243)	30,632	32,671	311,189
Total comprehensive income	377,037	309,011	1,020,453	1,117,521
Comprehensive income attributable to noncontrolling interests	582	4,835	3,837	8,334
Comprehensive income attributable to Corpay	$376,455	$304,176	$1,016,616	$1,109,187
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Non-controlling Interest[1]	Total Equity
Balance at December 31, 2025	$132	$3,970,077	$10,264,751	$(1,392,154)	$(8,958,942)	$3,883,864	$42,813	$3,926,677
Net income	—	—	350,066	—	—	350,066	625	350,691
Other comprehensive income, net of tax	—	—	—	33,268	—	33,268	1,936	35,204
Repurchase of common stock	—	—	—	—	(793,306)	(793,306)	—	(793,306)
Stock-based compensation	—	27,495	—	—	—	27,495	—	27,495
Issuance of common stock	—	11,718	—	—	—	11,718	—	11,718
Remeasurement to redemption value on redeemable noncontrolling interest	—	—	(2,977)	—	—	(2,977)	—	(2,977)
Balance at March 31, 2026	$132	$4,009,290	$10,611,840	$(1,358,886)	$(9,752,248)	$3,510,128	$45,374	$3,555,502
Net income	—	—	248,307	—	—	248,307	319	248,626
Other comprehensive income, net of tax	—	—	—	2,335	—	2,335	375	2,710
Repurchase of common stock	—	—	—	—	(322,770)	(322,770)	—	(322,770)
Stock-based compensation	—	32,014	—	—	—	32,014	—	32,014
Issuance of common stock	1	74,707	—	—	—	74,708	—	74,708
Remeasurement to redemption value on redeemable noncontrolling interest	—	—	(2,838)	—	—	(2,838)	—	(2,838)
Balance at June 30, 2026	$133	$4,116,011	$10,857,309	$(1,356,551)	$(10,075,018)	$3,541,884	$46,068	$3,587,952
Net income	—	—	378,422	—	—	378,422	732	379,154
Other comprehensive loss, net of tax	—	—	—	(5,093)	—	(5,093)	(150)	(5,243)
Repurchase of common stock	—	—	—	—	(751,471)	(751,471)	—	(751,471)
Stock-based compensation	—	33,419	—	—	—	33,419	—	33,419
Issuance of common stock	—	102,594	—	—	—	102,594	—	102,594
Remeasurement to redemption value on redeemable noncontrolling interest	—	—	(2,874)	—	—	(2,874)	—	(2,874)
Balance at September 30, 2026	$133	$4,252,024	$11,232,857	$(1,361,644)	$(10,826,489)	$3,296,881	$46,650	$3,343,531

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Corpay Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2024	$131	$3,811,131	$9,196,405	$(1,713,996)	$(8,171,329)	$3,122,342	$23,647	$3,145,989
Net income	—	—	243,233	—	—	243,233	642	243,875
Other comprehensive income, net of tax	—	—	—	107,994	—	107,994	4,497	112,491
Change in controlling interest of investment, net	—	(11,460)	—	—	—	(11,460)	11,460	—
Repurchase of common stock	—	—	—	—	(58,718)	(58,718)	—	(58,718)
Stock-based compensation	—	18,366	—	—	—	18,366	—	18,366
Issuance of common stock	1	32,078	—	—	—	32,079	—	32,079
Balance at March 31, 2025	$132	$3,850,115	$9,439,638	$(1,606,002)	$(8,230,047)	$3,453,836	$40,246	$3,494,082
Net income	—	—	284,168	—	—	284,168	(90)	284,078
Other comprehensive loss, net of tax	—	—	—	169,616	—	169,616	(1,550)	168,066
Repurchase of common stock	—	—	—	—	(31,799)	(31,799)	—	(31,799)
Stock-based compensation	—	28,868	—	—	—	28,868	—	28,868
Issuance of common stock	—	23,884	—	—	—	23,884	—	23,884
Balance at June 30, 2025	$132	$3,902,867	$9,723,806	$(1,436,386)	$(8,261,846)	$3,928,573	$38,606	$3,967,179
Net income	—	—	277,941	—	—	277,941	438	278,379
Other comprehensive income, net of tax	—	—	—	26,235	—	26,235	4,397	30,632
Repurchase of common stock	—	—	—	—	(191,706)	(191,706)	—	(191,706)
Stock-based compensation	—	27,592	—	—	—	27,592	—	27,592
Issuance of common stock	—	7,056	—	—	—	7,056	—	7,056
Balance at September 30, 2025	$132	$3,937,515	$10,001,747	$(1,410,151)	$(8,453,552)	$4,075,691	$43,441	$4,119,132

1 Excludes redeemable noncontrolling interest of $320 million classified as mezzanine equity at September 30, 2026. See Note 1 for additional information.
See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$987,782	$806,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,203	90,944
Stock-based compensation	92,928	74,826
Provision for credit losses on accounts and other receivables	141,644	89,841
Provision for legal settlement	100,000	—
Amortization of deferred financing costs and discounts	9,985	15,205
Amortization of intangible assets and premium on receivables	239,594	185,757
Loss on extinguishment of debt	6,557	1,596
Deferred income taxes	(95,898)	(38,503)
(Gain) loss on disposition of business	(125,534)	11,171
Other non-cash operating expense (income), net	39,077	(8,022)
Changes in operating assets and liabilities (net of acquisitions/disposition):
Accounts and other receivables	(1,396,925)	(933,208)
Prepaid expenses and other current assets	(181,128)	(53,877)
Derivative assets and liabilities, net	(68,836)	(57,495)
Other assets	(73,032)	11,712
Accounts payable, accrued expenses and customer deposits	930,866	490,884
Net cash provided by operating activities	716,283	687,163
Investing activities
Acquisitions, net of cash acquired	(46,741)	(154,648)
Purchases of property and equipment	(143,382)	(148,315)
Proceeds from disposal of a business, net of cash disposed	424,724	—
Proceeds from sale of cost method investment	425	14,843
Other	12,257	5,198
Net cash provided by (used in) investing activities	247,283	(282,922)
Financing activities
Proceeds from issuance of common stock	189,020	63,018
Repurchase of common stock	(1,819,060)	(282,583)
Borrowings on securitization facility, net	477,000	432,000
Deferred financing costs	(29,905)	(10,827)
Proceeds from notes payable	5,350,400	750,000
Principal payments on notes payable	(6,017,312)	(147,855)
Borrowings from revolver	11,957,000	6,435,000
Payments on revolver	(10,527,000)	(7,341,000)
Borrowings on subsidiary swingline, net	906	692
Other	2,451	(730)
Net cash used in financing activities	(416,500)	(102,285)
Effect of foreign currency exchange rates on cash	(121,543)	156,092
Net increase in cash and cash equivalents and restricted cash	425,523	458,048
Net decrease in cash classified within current assets held for sale	(4,573)	—
Cash and cash equivalents and restricted cash, beginning of period	8,991,940	4,456,345
Cash and cash equivalents and restricted cash, end of period	$9,412,890	$4,914,393
Supplemental cash flow information
Cash paid for interest	$419,966	$357,377
Cash paid for income taxes	$502,857	$381,403

See accompanying notes to unaudited consolidated financial statements.

Corpay, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2026
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available to us as of September 30, 2026 and through the date of this Quarterly Report. The accounting estimates used in the preparation of the Company’s interim consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries as well as intra-entity balances denominated in foreign currency and designated for long-term investment are translated into U.S. dollars at the rates of exchange in effect at period-end. The related translation adjustments are recorded to accumulated other comprehensive loss. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. The Company recognized net foreign exchange gains and losses, which are recorded within other expense, net in the Unaudited Consolidated Statements of Income, for the three and nine months ended September 30, 2026 and 2025 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign exchange losses (gains)	$1.5	$(0.1)	$2.4	$2.6
The Company recorded foreign currency gains and losses on long-term intra-entity transactions included as a component of foreign currency translation gains and losses, net of tax, in the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency losses (gains) on long-term intra-entity transactions	$18.3	$(47.6)	$(48.6)	$63.4

Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to amounts within the Unaudited Consolidated Statements of Cash Flows (in thousands):

	September 30, 2026[1]	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,072,988	$2,408,097	$2,005,508	$1,553,642
Restricted cash	6,339,902	6,583,843	2,908,885	2,902,703
Total cash and cash equivalents and restricted cash	$9,412,890	$8,991,940	$4,914,393	$4,456,345
[1] Amounts exclude $4.6 million of cash held for sale related to the Maintenance disposition. See Note 15 for further information.
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
Revenue
The Company's revenue is generally reported net of the cost for underlying products and services purchased through its payment solutions. In this report, the Company refers to this net revenue as "revenue" or "revenues, net". Revenues from contracts with customers, within the scope of ASC 606, "Revenue Recognition," represent approximately 79% and 84% of total consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. In its cross-border payments business, the Company enters into foreign currency forwards, option derivative contracts and swaps for its customers to facilitate future payments in foreign currencies. These contracts are accounted for in accordance with ASC 815, "Derivatives and Hedging" and represent approximately 15% and 9% of total consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. Additionally, the Company accounts for revenue from late fees and finance charges, in jurisdictions where permitted under local regulations, primarily in the U.S., Canada and Brazil, in accordance with ASC 310, "Receivables." Such fees are recognized when assessed and services are provided and represent approximately 3% and 4% of total consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. The Company's remaining revenue represents float revenue earned on invested customer funds in jurisdictions where permitted. Such revenue represented approximately 3% of consolidated revenues for each of the nine months ended September 30, 2026 and 2025.
Disaggregation of Revenues
Revenues, net by segment for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions, except percentages):

Revenues, net by Segment*	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Corporate Payments	$571.3	41%	$405.9	35%	$1,623.9	41%	$1,138.3	35%
Vehicle Payments	579.8	42%	538.3	46%	1,724.0	43%	1,524.6	46%
Lodging Payments	131.1	9%	127.0	11%	365.3	9%	357.0	11%
Other	99.7	7%	101.3	9%	268.6	7%	260.3	8%
Consolidated revenues, net	$1,381.9	100%	$1,172.5	100%	$3,981.7	100%	$3,280.2	100%

*Columns may not calculate due to rounding. Segment results for 2025 have been recast to conform with current period segment presentation as discussed in Note 11.

Revenue by geography for the three and nine months ended September 30, 2026 and 2025 was as follows (in millions, except percentages):

Revenues, net by Geography*	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
United States	$623.7	45%	$575.0	49%	$1,767.4	44%	$1,623.6	50%
Brazil	227.1	16%	182.5	16%	655.4	16%	515.4	16%
United Kingdom	207.7	15%	159.1	14%	614.7	15%	453.2	14%
Other	323.5	23%	255.9	22%	944.3	24%	687.9	21%
Consolidated revenues, net	$1,381.9	100%	$1,172.5	100%	$3,981.7	100%	$3,280.2	100%

*Columns may not calculate due to rounding.
Contract Liabilities
Deferred revenue contract liabilities for customers were $26.1 million and $43.1 million as of September 30, 2026 and December 31, 2025, respectively. We expect to recognize approximately $21.3 million of these amounts in revenues within 12 months and the remaining $4.8 million over the next five years as of September 30, 2026. Revenue recognized in the nine months ended September 30, 2026 that was included in the deferred revenue contract liability as of December 31, 2025 was approximately $34.3 million.
Spot Trade Offsetting
The Company uses spot trades to facilitate cross-currency corporate payments. The Company applies offsetting to spot trade assets and liabilities associated with contracts that include master netting agreements with the same counterparty, as a right of setoff exists, which the Company believes to be enforceable. As such, the Company has netted spot trade liabilities against spot trade receivables at the counterparty level. The Company recognizes all spot trade assets, net in accounts receivable and all spot trade liabilities, net in accounts payable, each net at the counterparty level, in its Consolidated Balance Sheets at their fair value. The following table presents the Company’s spot trade assets and liabilities at their fair value at September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026			December 31, 2025
	Gross	Offset on the Balance Sheet	Net	Gross	Offset on the Balance Sheet	Net
Assets
Accounts Receivable	$7,975.5	$(7,631.0)	$344.5	$5,285.7	$(5,086.5)	$199.2
Liabilities
Accounts Payable	$7,950.3	$(7,631.0)	$319.3	$5,194.1	$(5,086.5)	$107.6
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
The carrying amount of the redeemable noncontrolling interest is adjusted to its full redemption value through to retained earnings at the end of each reporting period, which is a non-cash financing activity. The following table presents a reconciliation of the changes in the redeemable noncontrolling interest balance (in thousands):

Redeemable Noncontrolling Interest
Balance at December 31, 2025	$302,000
Net income attributable to redeemable noncontrolling interest	9,311
Adjustment to redemption value (non-cash)	8,689
Balance at September 30, 2026	$320,000
Equity Method Investments
The Company recognized net losses related to its equity method investments of $32.4 million during the nine months ended September 30, 2026, which were recorded within other expense, net in the Company's Unaudited Consolidated Statements of Income. The impact of the Company's equity method investments was not material on the Company's Unaudited Consolidated Statements of Income for the nine months ended September 30, 2025.
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
Recent Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires additional financial statement disclosures in tabular format disaggregating information about prescribed categories (including employee compensation, depreciation and amortization) underlying any relevant income statement expense captions. ASU 2024-03 is effective on a prospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. We are currently evaluating the impact this guidance will have on the disclosures within our consolidated financial statements.
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
Measurement of Certain Paid-in-Kind (“PIK”) Dividend
In April 2026, the FASB issued ASU No. 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (Equity: Topic 505)” (“ASU 2026-01”). ASU 2026-01 requires that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement (rather than at fair value, for example). The update does not, however, affect an entity’s determination of when to recognize PIK dividends. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. ASU 2026-01 may be applied prospectively or on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
2. Accounts and Other Receivables
The Company's accounts and other receivables and securitized accounts receivable include the following at September 30, 2026 and December 31, 2025 (value in thousands):

	September 30, 2026	December 31, 2025
Gross domestic accounts receivable	$1,059,705	$661,167
Gross domestic securitized accounts receivable	2,300,000	1,823,000
Gross foreign receivables	2,121,746	1,655,469
Total gross receivables	5,481,451	4,139,636
Less allowance for credit losses	(213,625)	(170,957)
Net accounts and securitized accounts receivables	$5,267,826	$3,968,679
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

A roll forward of the Company’s allowance for credit losses related to accounts receivable for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	2026	2025
Allowance for credit losses beginning of period	$170,957	$133,757
Provision for credit losses	141,644	89,841
Write-offs	(110,397)	(76,548)
Recoveries	8,973	6,698
Impact of foreign currency	2,448	13,118
Allowance for credit losses end of period	$213,625	$166,866
The provision for credit losses and write-offs increased during the nine months ended September 30, 2026 versus the comparable prior period primarily due to prior year acquisitions, as credit loss expense as a percentage of spend was consistent with the comparable prior period. Write-offs include receivables for which a full allowance was previously provided.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Overnight deposits	$206,833	$—	$206,833	$—
Money market	668,264	—	668,264	—
Certificates of deposit	671,146	—	671,146	—
Treasury bills	395,307	—	395,307	—
Interest rate swaps	30,797	—	30,797	—
Cross-currency interest rate swap	37,395	—	37,395	—
Foreign exchange, interest rate and commodity contracts	1,163,760	—	1,163,760	—
Total assets	$3,173,502	$—	$3,173,502	$—
Cash collateral for foreign exchange, interest rate and commodity contracts	$225,937
Liabilities:
Interest rate swaps	$360	$—	$360	$—
Cross-currency interest rate swap	145,318	—	145,318	—
Foreign exchange, interest rate and commodity contracts	800,938	—	800,938	—
Total liabilities	$946,616	$—	$946,616	$—
Cash collateral obligation for foreign exchange, interest rate and commodity contracts	$296,792

December 31, 2025
Assets:
Overnight deposits	$192,427	$—	$192,427	$—
Money market	399,401	—	399,401	—
Certificates of deposit	371,843	—	371,843	—
Treasury bills	360,085	—	360,085	—
Interest rate swaps	1,265	—	1,265	—
Cross-currency interest rate swap	13,361	—	13,361	—
Foreign exchange, interest rate and commodity contracts	949,026	—	949,026	—
Total assets	$2,287,408	$—	$2,287,408	$—
Cash collateral for foreign exchange, interest rate and commodity contracts	$175,158
Liabilities:
Interest rate swaps	$24,443	$—	$24,443	$—
Cross-currency interest rate swap	149,742	—	149,742	—
Foreign exchange, interest rate and commodity contracts	655,039	—	655,039	—
Total liabilities	$829,224	$—	$829,224	$—
Cash collateral obligation for foreign exchange, interest rate and commodity contracts	$356,712
The level within the fair value hierarchy and the measurement technique are reviewed quarterly. The valuation techniques and inputs used to estimate the fair value of the Company's Level 2 assets and liabilities are consistent with those used at December 31, 2025. Transfers between levels are deemed to have occurred at the end of the quarter. There were no transfers between fair value levels during the periods presented for September 30, 2026 and December 31, 2025.
The Company regularly evaluates the carrying value of its investments. The carrying amount of investments (including equity method investments) without readily determinable fair values was $559.4 million and $601.9 million at September 30, 2026 and December 31, 2025, respectively.

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
During the nine months ended September 30, 2026, the Company repurchased 5.3 million shares for an aggregate purchase price of $1.9 billion. Since the beginning of the Program through September 30, 2026, 40.9 million shares have been repurchased for an aggregate purchase price of $10.5 billion, leaving the Company up to $0.6 billion of remaining authorization available under the Program for future repurchases of shares of its common stock as of September 30, 2026.
As of September 30, 2026, $40.0 million of share repurchases were pending settlement and were recorded as a reduction to stockholders’ equity with a corresponding payable, representing a non-cash financing activity within the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2026.
On October 22, 2026, the Board authorized a $1.0 billion increase to the Program, bringing the aggregate authorization to $12.1 billion, increasing the remaining authorization available under the Program to $1.6 billion.
5. Stock-Based Compensation
The following table summarizes the expense recognized within general and administrative expenses in the Unaudited Consolidated Statements of Income related to stock-based compensation for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$7,577	$9,783	$23,244	$22,052
Restricted stock	25,842	17,810	69,684	52,774
Stock-based compensation	$33,419	$27,593	$92,928	$74,826
The tax benefits recorded on stock-based compensation, inclusive of the tax benefits upon the exercises of options and vesting of restricted stock were $32.4 million and $6.3 million for the three months ended September 30, 2026 and 2025, respectively, and $55.0 million and $32.2 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the Company’s total unrecognized compensation cost related to outstanding stock awards as of September 30, 2026 (cost in thousands):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition Remaining (in Years)
Stock options	$43,568	1.24
Restricted stock	127,506	1.43
Total	$171,074

Stock Options
The following summarizes the changes in the number of shares of stock options outstanding for the nine months ended September 30, 2026 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Options Exercisable at End of Period	Weighted Average Exercise Price of Exercisable Options	Weighted Average Fair Value of Options Granted During the Period	Aggregate Intrinsic Value
Outstanding at December 31, 2025	2,593	$227.70	1,551	$185.93		$206,036
Granted	188	333.03			$101.71
Exercised	(1,052)	179.62				$218,533
Forfeited	(27)	323.96
Outstanding at September 30, 2026	1,702	$267.57	691	$217.00		$205,983
Expected to vest as of September 30, 2026	1,011	$302.09
The aggregate intrinsic value of stock options exercisable at September 30, 2026 was $118.5 million. The weighted average remaining contractual term of options exercisable at September 30, 2026 was 3.6 years.
Restricted Stock
The fair value of restricted stock units granted with market-based vesting conditions was estimated using the Monte Carlo simulation valuation model with the following assumptions during 2026. There were no restricted stock awards with market-based vesting conditions granted in 2025.

2026
Risk-free interest rate	4.27%
Dividend yield	—
Expected volatility	35.65%
Expected life (in years)	1.94
The following table summarizes the changes in the number of shares of restricted stock awards and restricted stock units outstanding for the nine months ended September 30, 2026 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	343	$304.83
Granted	583	290.02
Cancelled	(28)	327.31
Issued	(249)	304.03
Outstanding at September 30, 2026	649	$290.87
6. Acquisitions and Investments
2026 Acquisition
On September 8, 2026, the Company acquired a Brazil-based customer portfolio for total consideration of approximately $48.8 million. Prior to the acquisition, the Company participated in the business through a commercial arrangement. The acquisition was accounted for as a business combination and the preliminary acquisition accounting remains subject to adjustment during the measurement period. Results from the acquired customer portfolio are reported in the Company’s Vehicle Payments segment from the date of acquisition.
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
The Alpha acquisition was accounted for as a business combination. Total consideration was approximately $2.1 billion, net of cash and cash equivalents and restricted cash acquired of $4.5 billion. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including key assumptions, inputs and estimates, and certain useful life assumptions, including customer attrition rates, (ii) finalizing the Company's estimate of the impact of acquisition accounting on deferred income taxes or liabilities, (iii) finalizing the Company's review of certain working capital accounts acquired, and (iv) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that the Company may not yet be aware of but that meet the requirement to qualify as a pre-acquisition contingency. None of the goodwill attributable to the acquisition of Alpha is expected to be deductible for tax purposes. There were no material measurement period adjustments recorded during the nine months ended September 30, 2026 related to the Alpha acquisition.
The following table summarizes the preliminary acquisition accounting for the Alpha acquisition noted above (in thousands):

Trade and other receivables	$44,306
Prepaid expenses and other current assets	196,460
Other long term assets	104,125
Goodwill	1,208,260
Intangibles	994,474
Accounts payable and accrued expenses	(41,818)
Other current liabilities	(4,272,015)
Other noncurrent liabilities	(322,223)
Total consideration[1]	$(2,088,431)

[1] The Alpha purchase price included approximately $4.5 billion in cash and cash equivalents and restricted cash, for which there were corresponding customer deposit liabilities assumed.
The estimated fair value of intangible assets acquired and the related estimated useful lives consisted of the following (in thousands):

	Useful Lives (in Years)	Value
Trade names and trademarks	5 to 10	$25,755
Proprietary technology	3 to 4	22,602
Customer and vendor relationships	11 to 20	946,117
		$994,474
Minority Investment
In May 2025, the Company formed a limited partnership with TPG that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc. (NASDAQ: AVDX) (“AvidXchange”). AvidXchange is a provider of accounts payable (AP) automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The take-private transaction was completed in October 2025.

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
7. Goodwill and Other Intangibles
A summary of changes in the Company’s goodwill is as follows (in thousands):

	December 31, 2025	Acquisitions[1]	Transferred to Held for Sale[2]	Dispositions[3]	Acquisition Accounting Adjustments	Foreign Currency	September 30, 2026
Goodwill	$7,564,822	$23,231	$(194,501)	$(214,518)	$1,836	$(13,209)	$7,167,661
1 Reflects the recognition of preliminary goodwill assigned to the Vehicle Payments segment related to the acquisition completed by the Company during the third quarter of 2026.
2 Reflects the reclassification of goodwill assigned to the Maintenance business of our Vehicle Payments segment to held for sale during the second quarter of 2026. See Note 15 for further information.
3 Reflects goodwill derecognized in connection with the disposition of the Company's PayByPhone business in the first quarter of 2026. See Note 15 for further information.
The Company's goodwill is presented net of accumulated impairment losses of $90.0 million, all of which were recorded during the year ended December 31, 2024.
As of September 30, 2026 and December 31, 2025, other intangibles consisted of the following (in thousands):

		September 30, 2026			December 31, 2025
	Weighted- Avg Useful Lives (Years)[1]	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer and vendor relationships	16.0	$4,352,671	$(2,040,987)	$2,311,684	$4,541,001	$(1,908,916)	$2,632,085
Trade names and trademarks—indefinite lived	N/A	422,997	—	422,997	442,814	—	442,814
Trade names and trademarks—other	7.3	89,939	(31,658)	58,281	92,939	(21,403)	71,536
Software	6.6	303,152	(258,630)	44,522	327,925	(259,748)	68,177
Non-compete agreements	3.3	33,973	(20,737)	13,236	51,836	(28,719)	23,117
Total other intangibles		$5,202,732	$(2,352,012)	$2,850,720	$5,456,515	$(2,218,786)	$3,237,729

N/A = Not Applicable
[1] The weighted-average useful life calculation excludes fully amortized intangible assets.

Changes in foreign exchange rates resulted in a $14.2 million decrease to the net carrying values of other intangibles in the nine months ended September 30, 2026. Amortization expense related to intangible assets for the nine months ended September 30, 2026 and 2025 was $239.5 million and $185.6 million, respectively.
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
The balances of the Company’s debt instruments under the Credit Agreement and the Securitization Facility are as follows (in thousands):

	September 30, 2026	December 31, 2025
Term Loan A note payable, net of discounts	$3,271,338	$2,918,787
Term Loan B note payable, net of discounts	2,905,990	3,934,403
Revolving line of credit facilities	2,755,000	1,325,000
Other obligations	779	497
Total notes payable, credit agreements and other obligations	8,933,107	8,178,687
Securitization Facility	2,300,000	1,823,000
Total debt	$11,233,107	$10,001,687
Current portion	$5,161,372	$3,345,530
Long-term portion	6,071,735	6,656,157
Total debt	$11,233,107	$10,001,687
On May 21, 2026, the Company entered into the eighteenth amendment to its Credit Agreement (as amended and supplemented from time to time, including by the eighteenth amendment, the “Credit Facility”), dated as of October 24, 2014, among Corpay Technologies Operating Company, LLC, Corpay, the other borrowers party thereto, Bank of America, N.A., as administrative agent and swing line lender, and the other lenders party thereto. The eighteenth amendment, among other things, (i) increased the aggregate commitments under the Company's revolving credit facility by $0.9 billion to new total revolving credit facility commitments of $3.7 billion, (ii) increased the Term Loan A by $0.4 billion to new total Term Loan A borrowings of $3.3 billion, (iii) extended the maturity of its revolving credit facility and Term Loan A for a new 5 year term, (iv) increased the Term Loan B-6 by $2.05 billion for a total Term Loan B-6 of $2.95 billion, (v) removed the 10 basis point SOFR Adjustment (as defined in the Credit Facility) and 3.26 basis point SONIA Adjustment (as defined in the Credit Facility), and (vi) provided for a new applicable interest rate pricing grid incorporating the better of ratings or leverage pricing.
The Company repaid its Term Loan B-5 in full using $1.0 billion of the Term Loan A and revolving credit facility proceeds and $2.05 billion of the Term Loan B-6 proceeds. The Company continues to use the remaining proceeds and available revolving credit facility for general corporate purposes.
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
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement and Securitization Facility at September 30, 2026.

The contractual maturities of the Company’s total notes payable, credit agreements and other obligations (excluding the Securitization Facility) at September 30, 2026 were as follows (in thousands):

Remaining 2026	$2,783,781
2027	112,004
2028	153,254
2029	194,504
2030	194,504
Thereafter	5,530,505
Total principal payments	8,968,552
Less: debt discounts and issuance costs included in debt	(35,445)
Total notes payable, credit agreements and other obligations	$8,933,107
9. Income Taxes
For the three and nine months ended September 30, 2026, the Company's effective tax rates were 23.9% and 26.9%, respectively, which differed from the U.S. federal statutory rate primarily due to the gain on the sale of PayByPhone, the geographical mix of earnings and tax benefits related to stock-based compensation.
For the three and nine months ended September 30, 2025, the Company's effective tax rates were 34.0% and 29.4%, respectively, which differed from the U.S. federal statutory rate primarily due to the geographical mix of earnings, the adoption of Pillar Two legislation, changes in state apportionment resulting in the revaluation of deferred taxes and a discrete tax provision resulting from legal entity and tax restructuring actions taken by the Company to facilitate cross-border transactions.
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
The calculation and reconciliation of basic and diluted earnings per share attributable to Corpay for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Corpay	$378,422	$277,941	$976,795	$805,342
Adjustment to redemption value of redeemable noncontrolling interest	(2,874)	—	(8,689)	—
Net income attributable to Corpay shareholders after adjustment to redemption value of redeemable noncontrolling interest	$375,548	$277,941	$968,106	$805,342

Denominator for basic earnings per share	65,592	70,318	66,218	70,393
Dilutive securities	793	813	826	980
Denominator for diluted earnings per share	66,385	71,131	67,044	71,373
Basic earnings per share attributable to Corpay	$5.73	$3.95	$14.62	$11.44
Diluted earnings per share attributable to Corpay	$5.66	$3.91	$14.44	$11.28
Diluted earnings per share attributable to Corpay for the three months ended September 30, 2026 and 2025 excludes the effect of 0.2 million and 0.3 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be anti-dilutive.
11. Segments

The Company reports information about its operating segments in accordance with the authoritative guidance related to segments. During the first quarter of 2026, the Company refined its segment composition within its existing reportable segments to reflect how the Company's Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), currently organizes and manages the global business. As a result of the changes, the Company's segment structure was updated. These changes include realignment of the outsourced card processing business from Corporate Payments to Other, and enterprise clients using the spend management product for vehicle and corporate payments from Vehicle Payments to Corporate Payments. The refined composition within the Company's reportable segments aligns with how the CODM allocates resources, assesses performance and reviews financial information. The CODM uses segment operating income to make decisions regarding the allocation of resources (including financial resources and capital spending) to each segment primarily in the annual budgeting and forecasting processes and reviews budget to actual variances for segment operating income on a monthly, quarterly and annual basis to assess the performance of each segment. The presentation of segment information has been recast for the prior periods to align with the revised segment presentation. Segment results are as follows for the three and nine month periods ended September 30, 2026 and 2025 (in thousands)*:

	Three Months Ended September 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$571,299	$579,839	$131,109	$99,684	$1,381,931
Expenses:
Processing	115,336	110,493	33,719	38,557	298,105
Selling	77,404	53,968	9,411	4,646	145,429
General and administrative	95,602	75,587	18,630	14,345	204,164
Depreciation	10,512	18,992	5,248	2,351	37,103
Amortization	47,049	24,400	6,616	506	78,571
Other operating, net	(1,204)	2,057	(351)	(192)	310
Gain on disposition, net	—	3,012	—	—	3,012
Operating income	$226,600	$297,354	$57,836	$39,471	621,261
Other expenses:
Other expense, net					10,195
Interest expense, net					108,761
Total other expenses					118,956
Income before income taxes					$502,305

	Three Months Ended September 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$12,567	$31,060	$5,292	$1,995	$50,914

	Nine Months Ended September 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$1,623,890	$1,723,951	$365,266	$268,620	$3,981,727
Expenses:
Processing	321,448	326,404	96,866	100,614	845,332
Selling	237,580	163,215	28,778	14,670	444,243
General and administrative	293,016	242,203	55,083	41,335	631,637
Depreciation	29,661	58,438	14,411	6,693	109,203
Amortization	138,429	79,229	20,416	1,520	239,594
Other operating, net	(1,566)	109,785	(389)	(278)	107,552
Gain on disposition, net	—	125,534	—	—	125,534
Operating income	$605,322	$870,211	$150,101	$104,066	1,729,700
Other expenses:
Other expense, net					37,521
Interest expense, net					333,580
Loss on early extinguishment of debt					6,557
Total other expenses					377,658
Income before income taxes					$1,352,042

	Nine Months Ended September 30, 2026
	Corporate Payments[2]	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures[4]	$36,468	$93,673	$20,196	$6,105	$156,442

	Three Months Ended September 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$405,850	$538,302	$127,012	$101,316	$1,172,480
Expenses:
Processing	80,065	92,818	31,140	44,738	248,761
Selling	57,216	50,664	7,873	1,875	117,628
General and administrative	64,992	79,402	18,483	15,734	178,611
Depreciation	7,619	18,880	4,160	2,107	32,766
Amortization	22,562	28,887	8,440	508	60,397
Other operating, net	7	16	1	2	26
Loss on disposition, net	—	(11,171)	—	—	(11,171)
Operating income	$173,389	$256,464	$56,915	$36,352	523,120
Other expenses:
Other expense, net					1,383
Interest expense, net					100,035
Total other expenses					101,418
Income before income taxes					$421,702

	Three Months Ended September 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$12,217	$31,353	$5,325	$2,013	$50,908

	Nine Months Ended September 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Revenues, net	$1,138,272	$1,524,607	$357,026	$260,272	$3,280,177
Expenses:
Processing	236,778	277,344	91,639	103,361	709,122
Selling	164,848	143,431	24,026	8,657	340,962
General and administrative	186,226	231,468	53,724	41,146	512,564
Depreciation	20,809	52,216	11,671	6,249	90,945
Amortization	69,455	88,071	26,712	1,518	185,756
Other operating, net	7	13	1	2	23
Loss on disposition, net	—	(11,171)	—	—	(11,171)
Operating income	$460,149	$720,893	$149,253	$99,339	1,429,634
Other expenses:
Other income, net					(5,094)
Interest expense, net					290,829
Loss on early extinguishment of debt					1,596
Total other expenses					287,331
Income before income taxes					$1,142,303

	Nine Months Ended September 30, 2025
	Corporate Payments	Vehicle Payments[1]	Lodging Payments	Other	Total
Other segment disclosures[3]:
Capital expenditures	$29,892	$96,948	$15,161	$6,314	$148,315
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
4 Capital expenditures include non-cash additions, including amounts accrued but not yet paid, and therefore differ from purchases of property and equipment reflected in the Unaudited Consolidated Statements of Cash Flows.

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
If the proposed consent order is not approved or if there are any changes to the terms of the proposed consent order during the review process, the Company could incur additional redress and/or penalties.
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
The aggregate equivalent U.S. dollar notional amount of foreign exchange derivative customer contracts held by the Company was $169.9 billion and $123.9 billion as of September 30, 2026 and December 31, 2025, respectively. The majority of customer foreign exchange contracts are written in currencies such as the U.S. dollar, Canadian dollar, British pound, euro and Australian dollar.
The following table summarizes the fair value of derivatives reported in the Unaudited Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange, interest rate and commodity contracts	$1,984.2	$1,621.4	$1,163.8	$800.9

	December 31, 2025
	Fair Value, Gross		Fair Value, Net
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives - undesignated:
Foreign exchange, interest rate and commodity contracts	$1,709.2	$1,415.2	$949.0	$655.0
The fair values of derivative assets and liabilities associated with contracts, which include netting terms that the Company believes to be enforceable, have been recorded net within prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company receives cash from customers as collateral for trade exposures, which is recorded within cash and cash equivalents, restricted cash and customer deposits liability in the Consolidated Balance Sheets. At September 30, 2026 and December 31, 2025, the Company had received collateral of $225.9 million and $175.2 million, respectively. The customer has the right to recall their collateral in the event exposures move in their favor or below the collateral posting thresholds, they perform on all outstanding contracts and have no outstanding amounts due to the Company, or they cease to do business with the Company. The Company has trading lines with several banks, most of which require collateral to be posted if certain mark-to-market ("MTM") thresholds are exceeded. Cash collateral posted with banks is recorded within restricted cash and can be recalled in the event that exposures move in the Company’s favor or move below the collateral posting thresholds. The Company does not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. At September 30, 2026 and December 31, 2025, the Company had posted collateral of $296.8 million and $356.7 million, respectively, which was not offset against the fair value of its derivatives. Cash flows from the Company's foreign currency derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows. The following table presents the fair value of the Company’s undesignated derivative assets and liabilities associated with contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025 (in millions):

		September 30, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value

Derivative Assets	Prepaid expenses and other current assets	$718.3	$660.4
Derivative Assets	Other assets	$445.5	$288.7
Derivative Liabilities	Other current liabilities	$474.6	$450.0
Derivative Liabilities	Other noncurrent liabilities	$326.3	$205.1

Cash Flow Hedges
As of September 30, 2026, the Company had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
$250	3.47%	1/31/2029
$250	3.47%	7/31/2029
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with the Company's unspecified variable rate debt, the sole source of which is due to changes in the Secured Overnight Financing Rate ("SOFR") benchmark interest rate. The Company has designated these derivative instruments as cash flow hedging instruments, which are expected to be highly effective at offsetting changes in cash flows of the related underlying exposure. As a result, changes in fair value of the interest rate swaps are recorded in accumulated other comprehensive loss. For each of these swap contracts, the Company pays a fixed monthly rate and receives one month SOFR. The Company reclassified $6.9 million from accumulated other comprehensive loss resulting in an increase to interest expense, net and $12.2 million from accumulated other comprehensive loss resulting in a benefit to interest expense, net for the nine months ended September 30, 2026 and 2025, respectively, related to these interest rate swap contracts. Cash flows related to the Company's interest rate swap derivatives are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged interest payments which are also recorded in operating activities.
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
The following table presents the fair value of the Company’s interest rate swap contracts, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025 (in millions). See Note 3 for additional information on the fair value of the Company’s swap contracts.

		September 30, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value
Derivatives designated as cash flow hedges:
Swap contracts	Prepaid expenses and other current assets	$13.3	$1.0
Swap contracts	Other assets	$17.5	$0.3
Swap contracts	Other current liabilities	$0.4	$17.3
Swap contracts	Other noncurrent liabilities	$—	$7.2
As of September 30, 2026, the estimated amount of net losses recognized in accumulated other comprehensive loss that are expected to be reclassified into earnings as a benefit to interest expense, net within the next 12 months is approximately $12.9 million.
Net Investment Hedges
The Company enters into cross-currency interest rate swaps that are designated as net investment hedges of our net investments in foreign-denominated operations. Such contracts effectively convert the U.S. dollar equivalent notional amounts to obligations denominated in the respective foreign currency and partially offset the impact of changes in currency rates on such foreign-denominated net investments. These contracts also create a positive interest differential on the U.S. dollar-denominated portion of the swaps, resulting in interest rate savings on the USD notional.
During the third quarter of 2026, the Company entered into three tranches of additional cross-currency interest rate swaps that are designated as net investment hedges of the Company’s investments in euro-denominated operations. These contracts effectively convert an aggregate $1.7 billion of U.S. dollar equivalent to obligations denominated in euro and partially offset the impact of changes in currency rates on the Company’s euro-denominated net investments. The swaps mature on September 28, 2029, September 30, 2030 and September 30, 2031 and have receive-fixed rates ranging from 1.33% to 1.39%.

On May 20, 2026 the Company modified its Euro-denominated net investment hedge through a "blend and extend" arrangement, resulting in an other-than-insignificant financing of the corresponding $51.3 million MTM liability over a one-year term where the Company will receive a new annual 1.33% fixed-rate interest coupon.
At September 30, 2026, the Company had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations (in millions):

	U.S. dollar equivalent notional	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.33%	5/20/2027
Euro (EUR)	$600	1.39%	9/28/2029
Euro (EUR)	$622	1.39%	9/30/2030
Euro (EUR)	$500	1.33%	9/30/2031
Canadian Dollar (CAD)	$800	1.35%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. The Company anticipates perfect effectiveness of the designated hedging relationships and records changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. The Company recognized a benefit of $15.7 million and $18.0 million in interest expense, net for the nine months ended September 30, 2026 and 2025, respectively, related to these excluded components. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows unless they contain an other-than-insignificant financing, in which case they are classified as financing activities.
The following table presents the fair value of the Company’s cross-currency interest rate swaps designated as net investment hedges, as well as their classification on the accompanying Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025 (in millions).

		September 30, 2026	December 31, 2025
	Balance Sheet Classification	Fair Value
Cross-currency interest rate swaps designated as net investment hedges:
Net investment hedge	Prepaid expenses and other current assets	$37.4	$13.4
Net investment hedge	Other current liabilities	$41.0	$58.1
Net investment hedge	Other noncurrent liabilities	$104.3	$91.6
As of September 30, 2026, the estimated net amount of the existing benefit related to the Company's cross-currency interest rate swaps designated as net investment hedges that is expected to be reclassified into earnings as a reduction to interest expense, net within the next 12 months is approximately $39.9 million.
14. Accumulated Other Comprehensive Loss (AOCL)
The changes in the components of AOCL, net of tax and noncontrolling interest, for the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	September 30, 2026
	Cumulative Foreign Currency Translation	Unrealized (Losses) Gains on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2025	$(1,295,581)	$(96,573)	$(1,392,154)
Other comprehensive (loss) income before reclassifications	(35,329)	73,176	37,847
Amounts reclassified from AOCL	6,249	6,934	13,183
Tax effect	—	(20,520)	(20,520)
Other comprehensive (loss) income, net of tax	(29,080)	59,590	30,510
Balance at September 30, 2026	$(1,324,661)	$(36,983)	$(1,361,644)

	September 30, 2025
	Cumulative Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Loss Attributable to Corpay
Balance at December 31, 2024	$(1,749,040)	$35,044	$(1,713,996)
Other comprehensive income (loss) before reclassifications	426,196	(154,961)	271,235
Amounts reclassified from AOCL	—	(12,239)	(12,239)
Tax effect	—	44,849	44,849
Other comprehensive income (loss), net of tax	426,196	(122,351)	303,845
Balance at September 30, 2025	$(1,322,844)	$(87,307)	$(1,410,151)
Amounts reclassified from AOCL that relate to foreign currency translation during the nine months ended September 30, 2026 are related to the Company's PayByPhone business disposed of during the first quarter of 2026. See Note 15 for further information. Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Other comprehensive loss attributable to the Company's noncontrolling interest, which are not included in the tables above, for the nine months ended September 30, 2026 and 2025 consisted of foreign currency translation gains of $2.2 million and $8.3 million, respectively.
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
The Company received total proceeds, net of cash disposed, of approximately $424.7 million, which have been recorded within investing activities in the accompanying Unaudited Consolidated Statements of Cash Flows. In connection with the sale, the Company recorded a pre-tax net gain on disposal of $125.5 million during the nine months ended September 30, 2026, which represents the proceeds received less the derecognition of the related net assets and the reclassification of accumulated foreign currency translation gains. The pre-tax net gain is included within the gain on disposition, net financial statement line in the accompanying Unaudited Consolidated Statements of Income.
Maintenance Disposition
In June 2026, the Company signed a definitive agreement to sell its Maintenance business to a third party. The Maintenance disposal group met the required criteria to be classified as held for sale during the second quarter of 2026 and continued to meet those criteria as of September 30, 2026. The disposal was completed on November 2, 2026.
The disposal group's fair value, based upon the sales price less costs to sell, exceeded its carrying value. As such, the related assets and liabilities were recorded at their carrying value and classified as held for sale prior to the completion of the transaction in the prepaid expenses and other current assets of $298.6 million and other current liabilities of $20.0 million in the Company's Unaudited Consolidated Balance Sheets. In determining the carrying value of the disposal group, which represents one of the Company's reporting units, goodwill of approximately $194.5 million is included within the disposal group.
The Company received approximately £600 million (approximately $800 million), in exchange for the business and will record such proceeds within investing activities in the Consolidated Statements of Cash Flows. In connection with the sale, the Company anticipates a pre-tax net gain on ultimate disposal between approximately $460 million and $515 million, which will be included within gain on disposition, net in the Consolidated Statements of Income. The final gain or loss upon completion of the sale may differ from the amount currently estimated due to purchase price adjustments, transaction costs and foreign currency fluctuations.
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

In this regard, the Company, through its cross-border payments solution, entered into an undesignated foreign currency forward contract to convert £400 million of the anticipated proceeds to U.S. dollars, related to the expected proceeds from the sale of its Maintenance business. The forward contract was fixed at a rate of £1 GBP to $1.3215 USD and had a term of three months, aligned with the expected closing of the transaction. The purpose of the contract was to reduce the variability of cash flows from the U.S. dollar proceeds of the sale, the sole source of which is due to changes in GBP to USD foreign exchange rates. The forward contract settled in September 2026, resulting in an immaterial impact on the Company’s results of operations. The contract was no longer outstanding as of September 30, 2026.
Cash flows related to the Company's foreign currency forward contract are classified as operating activities within the Unaudited Consolidated Statements of Cash Flows, as such cash flows relate to hedged proceeds upon sale of the business, which are recorded in operating activities. The contract was recognized at fair value before settlement, with changes in fair value recognized immediately in other expense (income), net.

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
The following discussion and analysis of our financial condition and results of operations generally discusses the three and nine months ended September 30, 2026 and 2025, with period-over-period comparisons between these periods. A detailed discussion of 2025 items and period-over-period comparisons between the three and nine months ended September 30, 2025 and 2024 that are not included in this Quarterly Report on Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
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

Results
Revenues, net, Net Income Attributable to Corpay and Net Income Per Diluted Share Attributable to Corpay. Set forth below are revenues, net, net income attributable to Corpay and net income per diluted share attributable to Corpay for the three and nine months ended September 30, 2026 and 2025, (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026	2025	2026	2025
Revenues, net	$1,381.9	$1,172.5	$3,981.7	$3,280.2
Net income attributable to Corpay	$378.4	$277.9	$976.8	$805.3
Net income per diluted share attributable to Corpay[1]	$5.66	$3.91	$14.44	$11.28
[1] For 2026, diluted earnings per share amounts are determined under the two-class method.

Adjusted Net Income Attributable to Corpay, Adjusted Net Income Per Diluted Share Attributable to Corpay, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. Set forth below are adjusted net income, adjusted net income per diluted share, EBITDA, adjusted EBITDA, and adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025 (in millions, except per share amounts and percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026	2025	2026	2025
Adjusted net income attributable to Corpay	$500.7	$405.2	$1,362.3	$1,094.6
Adjusted net income per diluted share attributable to Corpay	$7.54	$5.70	$20.34	$15.34
EBITDA	$734.2	$627.5	$2,060.5	$1,717.5
Adjusted EBITDA	$793.8	$676.7	$2,249.5	$1,852.7
Adjusted EBITDA margin	57.4%	57.7%	56.5%	56.5%

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
We report information about our operating segments in accordance with the authoritative guidance related to segments. During the first quarter of 2026, the Company refined its segment composition within its existing reportable segments to reflect how our Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), organizes and manages the global business. We manage and report our operating results through the following three reportable segments: Corporate Payments, Vehicle Payments and Lodging Payments. The remaining results are included within Other, which includes our Gift, Outsourced Card Processing and Payroll Card businesses. The refined composition within these reportable segments aligns with how the CODM allocates resources, assesses performance and reviews financial information. The presentation of segment information has been recast for the prior periods to align with the revised segment presentation.

Our revenue is generally reported net of the cost for underlying products and services purchased. In this report, we refer to this net revenue as “revenue" or "revenues, net." See “Results of Operations” for additional segment information.
Revenues, net, by Segment. During the first quarter of 2026, we refined our segment composition within our existing reportable segments to reflect how our CODM currently organizes and manages the global business. As a result of the changes, our segment structure was updated. These changes include realignment of our outsourced card processing business from Corporate Payments to Other, and enterprise clients using our spend management product for vehicle and corporate payments from Vehicle Payments to Corporate Payments. The refined composition within our reportable segments aligns with how the CODM allocates resources, assesses performance and reviews financial information. Prior periods have been recast to conform with current segment presentation. For the three and nine months ended September 30, 2026 and 2025, our segments generated the following revenues, net (in millions, except percentages).

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2026		2025		2026		2025
Revenues by Segment*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
Corporate Payments	$571.3	41%	$405.9	35%	$1,623.9	41%	$1,138.3	35%
Vehicle Payments	579.8	42%	538.3	46%	1,724.0	43%	1,524.6	46%
Lodging Payments	131.1	9%	127.0	11%	365.3	9%	357.0	11%
Other	99.7	7%	101.3	9%	268.6	7%	260.3	8%
Consolidated revenues, net	$1,381.9	100%	$1,172.5	100%	$3,981.7	100%	$3,280.2	100%
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

Revenues, net, by Geography. Revenues, net by geography for the three and nine months ended September 30, 2026 and 2025, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
(Unaudited)	2026		2025		2026		2025
Revenues by Geography*	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net	Revenues, net	% of Total Revenues, net
United States	$623.7	45%	$575.0	49%	$1,767.4	44%	$1,623.6	50%
Brazil	227.1	16%	182.5	16%	655.4	16%	515.4	16%
United Kingdom	207.7	15%	159.1	14%	614.7	15%	453.2	14%
Other	$323.5	23%	255.9	22%	944.3	24%	687.9	21%
Consolidated revenues, net	$1,381.9	100%	$1,172.5	100%	$3,981.7	100%	$3,280.2	100%
*Columns may not calculate due to rounding.
Revenues, net by Key Performance Metric and Organic Growth. Revenues, net by key performance metric and organic growth by segment for the three months ended September 30, 2026 and 2025, were as follows (in millions, except revenues, net per key performance indicator, and percentages)*:

	As Reported				Pro Forma and Macro Adjusted[1]
	Three Months Ended September 30,				Three Months Ended September 30,
(Unaudited)	2026	2025	Change	% Change	2026	2025	Change	% Change
CORPORATE PAYMENTS
- Revenues, net	$571.3	$405.9	$165.4	41%	$567.5	$480.5	$87.0	18%
- Spend volume	$95,301	$65,592	$29,709	45%	$95,301	$76,795	$18,506	24%
- Revenue, net per spend $	0.60%	0.62%	(0.02)%	(3)%	0.60%	0.63%	(0.03)%	(5)%
VEHICLE PAYMENTS
- Revenues, net	$579.8	$538.3	$41.5	8%	$522.7	$485.7	$37.0	8%
- Transactions	152.4	207.3	(54.9)	(26)%	148.2	136.3	11.9	9%
- Revenues, net per transaction	$3.80	$2.60	$1.21	47%	$3.53	$3.56	$(0.04)	(1)%
'- Tag transactions[2]	23.9	22.9	1.0	4%	23.9	22.9	1.0	4%
'- Parking transactions[3]	—	65.3	(65.3)	(100)%	—	—	—	—%
- Fleet transactions	102.6	102.8	(0.2)	—%	98.4	96.8	1.6	2%
- Other transactions	25.9	16.4	9.6	58%	25.9	16.6	9.3	56%
LODGING PAYMENTS
- Revenues, net	$131.1	$127.0	$4.1	3%	$130.8	$127.0	$3.8	3%
- Room nights	7.7	8.9	(1.3)	(14)%	7.7	8.9	(1.3)	(14)%
- Revenues, net per room night	$17.06	$14.20	$2.86	20%	$17.03	$14.20	$2.82	20%
OTHER[4]
- Revenues, net	$99.7	$101.3	$(1.6)	(2)%	$99.9	$101.3	$(1.4)	(1)%
- Transactions	398.0	384.2	13.8	4%	398.0	384.2	13.8	4%
- Revenues, net per transaction	$0.25	$0.26	$(0.01)	(5)%	$0.25	$0.26	$(0.01)	(5)%
CORPAY CONSOLIDATED REVENUES, NET
- Revenues, net	$1,381.9	$1,172.5	$209.4	18%	$1,320.9	$1,194.5	$126.4	11%

[1] See heading entitled "Management's Use of Non-GAAP Financial Measures" for a reconciliation of pro forma and macro adjusted revenue by product and metric non-GAAP measures to the comparable financial measure calculated in accordance with GAAP. The calculated change represents organic growth rate.

[2] Represents total tag subscription transactions in the period. Average monthly tag subscriptions for the third quarter of 2026 were 8.0 million.
[3] Parking transactions relate to PayByPhone, a mobile parking payments business within our Vehicle Payments segment, which we sold to a third party in March 2026.
[4] Other includes Gift, Outsourced Card Processing and Payroll Card operating segments.
* Columns may not calculate due to rounding. Segment results for 2025 have been recast to conform with current period segment presentation.

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
•Foreign currency changes—Our results of operations are significantly impacted by changes in foreign currency exchange rates; namely, by movements of the Australian dollar, Brazilian real, British pound, Canadian dollar, Czech koruna, euro, Mexican peso, and New Zealand dollar, relative to the U.S. dollar. Approximately 44% and 50% of our revenues in the nine months ended September 30, 2026 and 2025, respectively, were derived in U.S. dollars and were not affected by foreign currency exchange rates. See "Results of Operations" for information related to foreign currency impact on our total revenues, net.
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
•Fuel price volatility—Our Vehicle Payments customers use our products and services primarily in connection with the purchase of fuel. Accordingly, our revenue is affected by fuel prices, which are subject to significant volatility. A change in retail fuel prices could cause a decrease or increase in our revenue from several sources, including fees paid to us based on a percentage of each customer’s total purchase. Changes in the absolute price of fuel may also impact unpaid account balances and the late fees and charges based on these amounts. We estimate approximately 6% and 8% of revenues, net were directly impacted by changes in fuel price in the nine months ended September 30, 2026 and 2025, respectively. See "Results of Operations" for information related to the fuel price impact on our total revenues, net.
•Fuel-price spread volatility—A portion of our revenue involves transactions where we derive revenue from fuel price spreads, which is the difference between the price charged to a fleet customer for a transaction and the price paid to the merchant for the same transaction. In these transactions, the price paid to the merchant is based on the wholesale cost of fuel. The merchant’s wholesale cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. The fuel price that we charge to our customer is dependent on several factors including, among others, the fuel price paid to the merchant, posted retail fuel prices and competitive fuel prices. We experience fuel price spread contraction when the merchant’s wholesale cost of fuel increases at a faster rate than the fuel price we charge to our customers, or the fuel price we charge to our customers decreases at a faster rate than the merchant’s wholesale cost of fuel. The inverse of these situations produces fuel price spread expansion. We estimate approximately 4% of revenues, net were directly impacted by fuel price spreads in the nine months ended September 30, 2026 and 2025. See "Results of Operations" for information related to the fuel price spread impact on our total revenues, net.
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
•Interest rates— We are exposed to market risk from changes in interest rates on our debt, particularly in rising interest rate environments, which is partially offset by incremental interest income earned on cash and restricted cash. As of September 30, 2026, we have a number of receive-variable SOFR, pay-fixed interest rate swap derivative contracts with a cumulative notional U.S. dollar value of $2.5 billion. The objective of these contracts is to reduce the variability of cash flows in the previously unhedged interest payments associated with variable rate debt, the sole source of which is due to changes in SOFR benchmark interest rate.
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
The OBBBA and Pillar Two directive did not have a material effect on our consolidated financial statements for the three and nine months ended September 30, 2026, and we are continuing to evaluate the potential effects on future periods.
Acquisitions, Investments and Dispositions
2026
•In March 2026, we sold PayByPhone, a mobile parking payments business within our Vehicle Payments segment, to a third party. We received total proceeds, net of cash disposed, of approximately $424.7 million. In connection with the sale, we recorded a pre-tax net gain on disposal of $125.5 million during the nine months ended September 30, 2026, which represents the proceeds received less the derecognition of the related net assets and the reclassification of accumulated foreign currency translation gains.
•In June 2026, we signed a definitive agreement to sell our Maintenance business to a third party for approximately £600 million (approximately $800 million). We determined that the Maintenance disposal group met all of the required criteria to be classified as held for sale during the second quarter of 2026 and as such, all related assets and liabilities were classified as current on our Unaudited Consolidated Balance Sheets as of September 30, 2026. The disposal was completed on November 2, 2026.
•On September 8, 2026, we acquired a Brazil-based customer portfolio for total consideration of approximately $48.8 million. Prior to the acquisition, we participated in the business through a commercial arrangement. The acquisition is not material to our consolidated financial statements. Results from the acquired customer portfolio are reported in our Vehicle Payments segment from the date of acquisition.
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
•In May 2025, we formed a limited partnership with TPG that, through its wholly owned subsidiaries, entered into a definitive agreement to acquire AvidXchange Holdings, Inc. (“AvidXchange”). AvidXchange is a provider of AP automation solutions to lower middle market companies with a focus on several verticals including real estate, homeowners associations, financial institutions and media. The transaction was completed in October 2025.
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

Results of Operations
Three months ended September 30, 2026 compared to the three months ended September 30, 2025
The following table sets forth selected Unaudited Consolidated Statements of Income for the three months ended September 30, 2026 and 2025 (in millions, except percentages)*.

(Unaudited)	Three Months Ended September 30, 2026	% of Total Revenues, net	Three Months Ended September 30, 2025	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Corporate Payments	$571.3	41.3%	$405.9	34.6%	$165.4	40.8%
Vehicle Payments	579.8	42.0%	538.3	45.9%	41.5	7.7%
Lodging Payments	131.1	9.5%	127.0	10.8%	4.1	3.2%
Other	99.7	7.2%	101.3	8.6%	(1.6)	(1.6)%
Total revenues, net	1,381.9	100.0%	1,172.5	100.0%	209.4	17.9%
Consolidated operating expenses:
Processing	298.1	21.6%	248.8	21.2%	49.3	19.8%
Selling	145.4	10.5%	117.6	10.0%	27.8	23.6%
General and administrative	204.2	14.8%	178.6	15.2%	25.6	14.3%
Depreciation and amortization	115.7	8.4%	93.2	7.9%	22.5	24.2%
Other operating, net	0.3	—%	—	—%	0.3	NM
Gain (loss) on disposition, net	3.0	0.2%	(11.2)	(1.0)%	14.2	NM
Operating income	621.3	45.0%	523.1	44.6%	98.1	18.8%
Other expense, net	10.2	0.7%	1.4	0.1%	8.8	NM
Interest expense, net	108.8	7.9%	100.0	8.5%	8.7	8.7%
Provision for income taxes	120.0	8.7%	143.3	12.2%	(23.3)	(16.3)%
Net income	382.3	27.7%	278.4	23.7%	103.9	37.3%
Less: Net income attributable to noncontrolling interest	3.9	0.3%	0.4	—%	3.4	NM
Net income attributable to Corpay	$378.4	27.4%	$277.9	23.7%	$100.5	36.2%

Operating income by segment:
Corporate Payments	$226.6		$173.4		$53.2	30.7%
Vehicle Payments	297.4		256.5		40.9	15.9%
Lodging Payments	57.8		56.9		0.9	1.6%
Other	39.5		36.4		3.1	8.5%
Total operating income	$621.3		$523.1		$98.1	18.8%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $1,381.9 million in the three months ended September 30, 2026, an increase of 17.9% compared to the comparable prior period. The increase in consolidated revenues was due primarily to organic growth of 11%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 7% from acquisitions completed in 2025 and 2026. This growth was partially offset by a reduction in revenue of $26 million from the impact of dispositions completed in 2025 and 2026.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact of approximately $32 million on our consolidated revenues for the three months ended September 30, 2026 over the comparable prior period. This positive impact was driven primarily by favorable foreign exchange rates of approximately $16 million, driven by our Brazil, Mexico and Australian businesses and fuel prices of approximately $22 million, partially offset by unfavorable fuel price spreads of approximately $5 million.
Consolidated operating expenses
Processing. Processing expenses were $298.1 million in the three months ended September 30, 2026, an increase of 19.8% compared to the comparable prior period. Increases in processing expenses were primarily due to approximately $24 million of expenses related to acquisitions completed in 2025, higher variable expenses driven by increased transaction volumes, higher credit loss expense of approximately $21 million due to increased transaction volumes and higher fuel prices, investments to drive future growth and the unfavorable impact of foreign exchange rates of approximately $4 million. This increase was partially offset by lower expense of approximately $5 million from the impact of dispositions completed in 2025 and 2026.
Selling. Selling expenses were $145.4 million in the three months ended September 30, 2026, an increase of 23.6% from the comparable prior period. Increases in selling expenses were primarily due to marketing investments to drive future growth, increased commissions from higher sales volume, approximately $14 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $2 million. This increase was partially offset by lower expense of approximately $2 million from the impact of dispositions completed in 2025 and 2026.
General and administrative. General and administrative expenses were $204.2 million in the three months ended September 30, 2026, an increase of 14.3% from the comparable prior period. The increase in general and administrative expenses was primarily due to information technology investments, approximately $12 million of expenses related to acquisitions completed in 2025, higher stock based compensation expense of $6 million and the unfavorable impact of foreign exchange rates of approximately $1 million. This increase was partially offset by lower expense of approximately $5 million from the impact of dispositions completed in 2025 and 2026.
Depreciation and amortization. Depreciation and amortization expenses were $115.7 million in the three months ended September 30, 2026, an increase of 24.2% from the comparable prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures and $11 million of expenses related to acquisitions completed in 2025. This increase was partially offset by lower expense of approximately $2 million from the impact of dispositions completed in 2025 and 2026.
Other operating, net. Other operating, net was $0.3 million in the three months ended September 30, 2026 and is not material.
Gain on disposition, net. During the three months ended September 30, 2026, we recognized an additional net gain of approximately $3.0 million resulting from working capital adjustments related to our March 2026 disposal of PayByPhone, a mobile parking payments business within our Vehicle Payments segment.
Consolidated operating income
Consolidated operating income was $621.3 million in the three months ended September 30, 2026, an increase of 18.8% compared to the comparable prior period due to the reasons discussed above.
Other expense, net. Other expense, net was $10.2 million in the three months ended September 30, 2026, an increase of $8.8 million from the comparable prior period. This increase primarily represents net losses related to our equity method investments and the impact of fluctuations in foreign exchange rates on non-functional currency balances.
Interest expense, net. Interest expense, net was $108.8 million in the three months ended September 30, 2026, an increase of $8.7 million from the comparable prior period. The increase in interest expense was primarily due to increased borrowings used for acquisitions and share repurchases, partially offset by lower interest rates and higher interest income earned on higher cash balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Three Months Ended September 30,
(Unaudited)	2026	2025
Term Loan A	5.06%	5.81%
Term Loan B-5	5.41%	6.08%
Term Loan B-6	5.44%	N/A
Revolving line of credit A & B (USD)	5.08%	5.77%
Revolving line of credit B (GBP)	5.10%	5.57%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the three months ended September 30, 2026, as a result of these swap contracts and net investment hedges, we recorded a net benefit to interest expense of $3.1 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $120.0 million and 23.9%, respectively, for the three months ended September 30, 2026, compared to $143.3 million and 34.0%, respectively, for the comparable prior period. The change in the effective tax rate for the three months ended September 30, 2026 was driven primarily by an improvement in our geographic mix of earnings and excess tax benefits from stock option exercises.
Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $378.4 million during the three months ended September 30, 2026.
Segment Results
Corporate Payments
Corporate Payments revenues were $571.3 million in the three months ended September 30, 2026, an increase of 40.8% from the comparable prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 18%, driven by 24% growth in spend volume, strong new sales in our payables and cross-border solutions, the impact of our acquisitions, which contributed approximately $75 million in revenues, and the favorable impact of fuel prices of approximately $3 million.
Corporate Payments operating income was $226.6 million in the three months ended September 30, 2026, an increase of 30.7% from the comparable prior period. Corporate Payments operating income increased primarily due to organic revenue growth, integration synergies, the impact of our acquisitions and the overall net favorable impact of the macroeconomic environment, partially offset by sales investments to grow the business and one-time integration expenses.
Vehicle Payments
Vehicle Payments revenues were $579.8 million in the three months ended September 30, 2026, an increase of 7.7% from the comparable prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 8%, new sales growth in our international markets, the favorable changes in foreign exchange rates on revenue of $15 million, and the favorable impact of fuel prices of approximately $18 million, respectively. These increases were partially offset by dispositions completed in 2026 and 2025, which lowered revenue by approximately $26 million, as well as the unfavorable impact of fuel spreads of approximately $5 million.
Vehicle Payments operating income was $297.4 million, an increase of 15.9% from the comparable prior period. Vehicle Payments operating income increased in the three months ended September 30, 2026 due to the revenue growth discussed above and the overall net favorable impact of the macroeconomic environment.
Lodging Payments
Lodging Payments revenues were $131.1 million in the three months ended September 30, 2026, an increase of 3.2% from the comparable prior period. The increase in Lodging Payments revenues was primarily due organic revenue growth of 3% and an increase in revenue per room night across all solutions.
Lodging Payments operating income was $57.8 million in the three months ended September 30, 2026, an increase of 1.6% from the comparable prior period due to the reasons discussed above.
Other
Other revenues were $99.7 million in the three months ended September 30, 2026, a decrease of 1.6% from the comparable prior period. The decrease was primarily due to lower revenue per transaction, which more than offset transaction volume growth.
Other operating income was $39.5 million in the three months ended September 30, 2026, an increase of 8.5% from the comparable prior period due to the reasons discussed above.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
The following table sets forth selected unaudited consolidated statements of income for the nine months ended September 30, 2026 and 2025 (in millions, except percentages)*.

(Unaudited)	Nine months ended September 30, 2026	% of Total Revenues, net	Nine months ended September 30, 2025	% of Total Revenues, net	Increase (decrease)	% Change
Revenues, net:
Corporate Payments	$1,623.9	40.8%	$1,138.3	34.7%	$485.6	42.7%
Vehicle Payments	1,724.0	43.3%	1,524.6	46.5%	199.4	13.1%
Lodging Payments	365.3	9.2%	357.0	10.9%	8.3	2.3%
Other	268.6	6.7%	260.3	7.9%	8.3	3.2%
Total revenues, net	3,981.7	100.0%	3,280.2	100.0%	701.6	21.4%
Consolidated operating expenses:
Processing	845.3	21.2%	709.1	21.6%	136.2	19.2%
Selling	444.2	11.2%	341.0	10.4%	103.2	30.3%
General and administrative	631.6	15.9%	512.6	15.6%	119.1	23.2%
Depreciation and amortization	348.8	8.8%	276.7	8.4%	72.1	26.1%
Other operating, net	107.6	2.7%	—	—%	107.6	NM
Gain (loss) on disposition, net	125.5	3.2%	(11.2)	(0.3)%	136.7	NM
Operating income	1,729.7	43.4%	1,429.6	43.6%	300.1	21.0%
Other expense (income), net	37.5	0.9%	(5.1)	(0.2)%	42.6	NM
Interest expense, net	333.6	8.4%	290.8	8.9%	42.8	14.7%
Loss on extinguishment of debt	6.6	0.2%	1.6	—%	5.0	NM
Provision for income taxes	364.3	9.1%	336.0	10.2%	28.3	8.4%
Net income	987.8	24.8%	806.3	24.6%	181.5	22.5%
Less: Net income attributable to noncontrolling interest	11.0	NM	1.0	—%	10.0	NM
Net income attributable to Corpay	$976.8	24.5%	$805.3	24.6%	$171.4	21.3%

Operating income by segment:
Corporate Payments	$605.3		$460.1		$145.2	31.5%
Vehicle Payments	870.2		720.9		149.3	20.7%
Lodging Payments	150.1		149.3		0.8	0.6%
Other	104.1		99.3		4.8	4.8%
Total operating income	$1,729.7		$1,429.6		$300.1	21.0%
NM = Not Meaningful
*The sum of the columns and rows may not calculate due to rounding.
Consolidated Results
Consolidated revenues, net
Consolidated revenues were $3,981.7 million in the nine months ended September 30, 2026, an increase of 21.4% compared to the comparable prior period. The increase in consolidated revenues was due primarily to organic growth of 11%, driven by increases in spend and transaction volumes, implementation and ramping of new sales and business initiatives. Consolidated revenues also grew 7% from acquisitions completed in 2026 and 2025 and by the positive impact of the macroeconomic environment. These increases were partially offset by a reduction in revenue of $53 million from the impact of dispositions completed in 2025 and 2026.
Although we cannot precisely measure the impact of the macroeconomic environment, in total we believe it had a positive impact of approximately $163 million on our consolidated revenues for the nine months ended September 30, 2026 over the comparable prior period, driven primarily by favorable foreign exchange rates of approximately $115 million, mostly in our

Brazil, U.K. and Australian businesses, the favorable impact of fuel prices of approximately $46 million and the favorable impact of fuel price spreads of approximately $3 million.
Consolidated operating expenses
Processing. Processing expenses were $845.3 million in the nine months ended September 30, 2026, an increase of 19.2% compared to the comparable prior period. Increases in processing expenses were primarily due to approximately $54 million of expenses related to acquisitions completed in 2025, higher variable expenses driven by increased transaction volumes and investments to drive future growth, higher credit loss of $47 million due to increased transaction volumes and the unfavorable impact of foreign exchange rates of approximately $23 million. This increase was partially offset by lower expense of approximately $11 million from the impact of dispositions completed in 2025 and 2026.
Selling. Selling expenses were $444.2 million in the nine months ended September 30, 2026, an increase of 30.3% from the comparable prior period. Increases in selling expenses were primarily due to sales and marketing investments to drive future growth, increased commissions from higher sales volume, approximately $46 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $13 million. This increase was partially offset by lower expense of approximately $4 million from the impact of dispositions completed in 2025 and 2026.
General and administrative. General and administrative expenses were $631.6 million in the nine months ended September 30, 2026, an increase of 23.2% from the comparable prior period. The increase in general and administrative expenses was primarily due to acquisition-related deal fees, information technology investments, approximately $45 million of expenses related to acquisitions completed in 2025, higher stock-based compensation expense of $18 million and the unfavorable impact of foreign exchange rates of approximately $10 million. This increase was partially offset by lower expense of approximately $10 million from the impact of dispositions completed in 2025 and 2026.
Depreciation and amortization. Depreciation and amortization expenses were $348.8 million in the nine months ended September 30, 2026, an increase of 26.1% from the comparable prior period. Depreciation and amortization expenses increased due to incremental investments in capital expenditures, approximately $45 million of expenses related to acquisitions completed in 2025 and the unfavorable impact of foreign exchange rates of approximately $7 million. This increase was partially offset by lower expense of approximately $4 million from the impact of dispositions completed in 2025 and 2026.
Other operating, net. Other operating, net was $107.6 million in the nine months ended September 30, 2026, primarily due to a contingent loss related to the FTC legal matter of $100 million and losses on the disposal of fixed assets.
Consolidated operating income
Operating income was $1,729.7 million in the nine months ended September 30, 2026, an increase of 21.0% compared to the comparable prior period. The increase in operating income was primarily due to the reasons discussed above.
Other expense (income), net. Other expense, net was $37.5 million in the nine months ended September 30, 2026, which primarily represented net losses related to our equity method investments of $32.4 million and the impact of fluctuations in foreign exchange rates on non-functional currency balances. Other income, net was $5.1 million in the nine months ended September 30, 2025 primarily due to the disposition of a cost method investment in the second quarter of 2025.
Interest expense, net. Interest expense, net was $333.6 million in the nine months ended September 30, 2026, an increase of $42.8 million from the comparable prior period. The increase in interest expense was primarily due to increased borrowings used for acquisitions and share repurchases, partially offset by lower interest rates and higher interest income due to higher cash balances. The following table sets forth the average interest rates paid on borrowings under our Credit Facility, excluding the related unused facility fees and swaps.

	Nine Months Ended September 30,
(Unaudited)	2026	2025
Term Loan A	5.09%	5.80%
Term Loan B-5	5.43%	6.08%
Term Loan B-6	5.41%	N/A
Revolving line of credit A & B (USD)	5.09%	5.80%
Revolving line of credit B (GBP)	5.13%	5.57%
We have a portfolio of interest rate swaps, which are designated as cash flow hedges and cross-currency interest rate swaps, which are designated as net investment hedges. During the nine months ended September 30, 2026, as a result of these swap contracts and net investment hedges, we recorded a benefit to interest expense, net of $8.8 million.
Provision for income taxes. The provision for income taxes and effective tax rate were $364.3 million and 26.9%, respectively, for the nine months ended September 30, 2026, compared to $336.0 million and 29.4%, respectively, for the comparable prior period. The change in the effective tax rate for the nine months ended September 30, 2026 over the comparable prior period was primarily driven by the gain on the sale of PayByPhone, an improvement in the geographic mix of earnings and excess tax benefits from stock option exercises.

Net income attributable to Corpay. For the reasons discussed above, our net income attributable to Corpay increased to $976.8 million in the nine months ended September 30, 2026, an increase of 21.3% from the comparable prior period.
Segment Results
Corporate Payments
Corporate Payments revenues were $1,623.9 million in the nine months ended September 30, 2026, an increase of 42.7% from the comparable prior period. Corporate Payments revenues increased primarily due to organic revenue growth of 16%, driven by a 36% growth in organic spend volume, strong new sales in our payables and cross-border solutions, and the impact of our acquisitions, which contributed approximately $224 million in revenue, the favorable impact of changes in foreign exchange rates of $29 million and the favorable impact of fuel prices of approximately $7 million. Corporate Payments revenue per spend dollar decreased over the comparable prior period due to the impact of new payables and cross-border enterprise clients.
Corporate Payments operating income was $605.3 million in the nine months ended September 30, 2026, an increase of 31.5% from the comparable prior period. Corporate Payments operating income increased primarily due to the reasons discussed above and integration synergies, partially offset by sales investments to grow the business and one-time integration expenses.
Vehicle Payments
Vehicle Payments revenues were $1,724.0 million in the nine months ended September 30, 2026, an increase of 13.1% from the comparable prior period. Vehicle Payments revenues increased primarily due to organic revenue growth of 8% driven by 7% growth in organic transaction volumes, new sales growth, and the impact of acquisitions, which contributed approximately $12 million in revenue. Revenue also increased due to the favorable impact of changes in foreign exchange rates on revenue of $82 million and the favorable impact of fuel prices and fuel price spreads on revenue of approximately $38 million and $3 million, respectively. These increases were partially offset by dispositions completed in 2026 and 2025, which lowered revenue by approximately $53 million.
Vehicle Payments operating income was $870.2 million in the nine months ended September 30, 2026, an increase of 20.7% from the comparable prior period primarily due to the revenue growth discussed above, a gain realized on disposition of PayByPhone of $125.5 million and by the overall net favorable impact of the macroeconomic environment. These increases were partially offset by the impact of a contingent loss related to the FTC legal matter of $100 million and the impact of dispositions.
Lodging Payments
Lodging Payments revenues were $365.3 million in the nine months ended September 30, 2026, an increase of 2.3% from the comparable prior period. The increase in Lodging Payments revenues was primarily due to organic revenue growth of 2% driven by an increase in revenue per room night across all solutions.
Lodging Payments operating income was $150.1 million in the nine months ended September 30, 2026, an increase of 0.6% from the comparable prior period due to the reasons discussed above.
Other
Other revenues were $268.6 million in the nine months ended September 30, 2026, an increase of 3.2% from the comparable prior period, driven by increases in gift card and payroll card transaction volume.
Other operating income was $104.1 million in the nine months ended September 30, 2026, an increase of 4.8% from the comparable prior period due to the reasons discussed above.
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
At September 30, 2026, we had approximately $4.0 billion in total liquidity, consisting of approximately $0.9 billion available under our Credit Facility and unrestricted cash of $3.1 billion, a portion of which includes customer deposits or is required for working capital and regulatory purposes. Restricted cash primarily represents customer deposits repayable on demand held in certain geographies with legal restrictions, customer funds held for the benefit of others, collateral received from customers for cross-currency transactions in our cross-border payments business, which is restricted from use other than to repay customer deposits and to secure and settle cross-currency transactions, and collateral posted with banks for hedging positions in our cross-border payments business.

We also utilize the Securitization Facility to finance a portion of our receivables, to lower our cost of borrowing and more efficiently use capital. Accounts receivable collateralized within our Securitization Facility relate to trade receivables resulting primarily from charge card activity in Vehicle Payments and Corporate Payments and receivables related to our Lodging Payments business. We also consider the available and undrawn amounts under our Securitization Facility and Credit Facility as funds available for working capital purposes and acquisitions. At September 30, 2026, we had no additional liquidity under our Securitization Facility.
We have determined that outside basis differences associated with our investments in foreign subsidiaries would not result in a material deferred tax liability, and, consistent with our assertion that these amounts continue to be indefinitely invested, have not recorded incremental income taxes for the additional outside basis differences.
Cash flows
The following table summarizes our cash flows for the nine month periods ended September 30, 2026 and 2025 (in millions).

	Nine Months Ended September 30,
(Unaudited)	2026	2025
Net cash provided by operating activities	$716.3	$687.2
Net cash provided by (used in) investing activities	$247.3	$(282.9)
Net cash used in financing activities	$(416.5)	$(102.3)
Operating activities. Net cash provided by operating activities was $716.3 million in the nine months ended September 30, 2026, compared to $687.2 million in the comparable prior period. This change in operating cash flows was primarily driven by increased earnings over the comparable period and changes in working capital.
Investing activities. Net cash provided by investing activities was $247.3 million in the nine months ended September 30, 2026 compared to net cash used in investing activities of $282.9 million in the comparable prior period. The increase in cash provided by investing activities was primarily due to net cash proceeds of $424.7 million received during the nine months ended September 30, 2026 related to the disposition of the PayByPhone business, as well as less acquisition spend in 2026 over the comparable period in 2025.
Financing activities. Net cash used in financing activities was $416.5 million in the nine months ended September 30, 2026 compared to $102.3 million in the comparable prior period. This change in financing cash flows was primarily due to an increase in repurchases of common stock in 2026 of $1.5 billion over the comparable period in 2025, partially offset by an increase in net borrowings on our Credit Facility and Securitization Facility of $1.1 billion in 2026 over the comparable period in 2025.
Credit Facility
Corpay Technologies Operating Company, LLC, and certain of our domestic and foreign owned subsidiaries, as designated co-borrowers (the "Borrowers"), are parties to a $9.95 billion Credit Agreement (the "Credit Agreement"), with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and a syndicate of financial institutions (the "Lenders"), which has been amended multiple times. As of September 30, 2026, the Credit Agreement provides for senior secured credit facilities (collectively, the "Credit Facility") consisting of a revolving credit facility in the amount of $3.7 billion, a Term Loan A facility in the amount of $3.3 billion and a Term Loan B facility in the amount of $2.95 billion. The revolving credit facility consists of (a) a revolving A credit facility in the amount of $1.95 billion, with sublimits for letters of credit and swing line loans, (b) a revolving B facility in the amount of $0.95 billion with borrowings in U.S. dollars, euros, British pounds, Japanese yen or other currency as agreed in advance and sublimits for swing line loans and (c) a revolving C facility in the amount of $0.80 billion, with borrowings in U.S. dollars and Swiss francs. Proceeds from the credit facilities may be used for working capital purposes, acquisitions and other general corporate purposes. The maturity date for the Term Loan A and revolving credit facilities A and B is May 21, 2031. The Term Loan B-6 has a maturity date of November 5, 2032.
At September 30, 2026, the interest rate on the Term Loan A was 5.28%, the interest rate on the Term Loan B-6 was 5.65%, and the interest rate on the Revolving A, B and C facilities (USD borrowings) was 5.28%. The unused credit facility fee was 0.25% at September 30, 2026.
At September 30, 2026, we had $3.3 billion in borrowings outstanding on the Term Loan A, net of discounts and debt issuance costs, $2.9 billion in borrowings outstanding on the Term Loan B, net of discounts and debt issuance costs and $2.8 billion outstanding on the revolving credit facilities. We have unamortized debt issuance costs of $11.1 million related to the revolving credit facilities as of September 30, 2026 recorded within other assets in the Unaudited Consolidated Balance Sheets. We have unamortized debt discounts and debt issuance costs of $35.4 million related to our Term Loans at September 30, 2026 recorded in notes payable and other obligations, net of current portion within the Unaudited Consolidated Balance Sheets.
During the nine months ended September 30, 2026, we made principal payments of $6,017.3 million on the Term Loans and net borrowings of $1,430.9 million on the revolving credit facilities.

As of September 30, 2026, we were in compliance with each of the financial and non-financial covenants under the Credit Agreement.
Securitization Facility
We are party to a $2.3 billion receivables purchase agreement among Fleetcor Funding LLC and Corpay Funding (UK) Limited, as special purpose entities, Corpay Technologies Operating Company, LLC and Allstar Business Solutions Limited, as servicers, PNC Bank, National Association as administrator and swingline purchaser, PNC Capital Markets, LLC, as structuring agent and multiple purchaser agents, conduit purchasers and related committed purchasers parties thereto (the "Securitization Facility") as of September 30, 2026. At September 30, 2026, the interest rate on the Securitization Facility was 4.80%.
The Securitization Facility provides for certain termination events, which includes nonpayment, upon the occurrence of which the administrator may declare the facility termination date to have occurred, may exercise certain enforcement rights with respect to the receivables and may appoint a successor servicer, among other things.
We were in compliance with all financial and non-financial covenant requirements related to our Securitization Facility as of September 30, 2026.
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
We have four uncommitted overdraft facilities with a combined capacity of $155.0 million, which may be accessible via written request and corresponding authorization from the applicable lenders. There is no guarantee the uncommitted capacity will be available to us on a future date. Interest on drawn balances accrues under the agreements at either (a) at a fixed rate equal to the lender's reference rate or the Federal Funds Effective Rate (as defined in the respective agreements) plus either 1% or 1.25% or (b) SOFR plus 1.25%. As of September 30, 2026, we had no borrowings outstanding under the uncommitted credit facilities.
We also have a 364-day committed revolving credit facility with a total commitment of $70.0 million and maturity date of May 21, 2031. Borrowings under this facility will bear interest at the borrower’s option at a rate equal to (a) Term SOFR (as defined in the agreement) plus 1.25% or (b) the Base Rate (determined by reference to the greatest of (i) the Federal Funds Effective Rate, at that time, plus 0.50%, (ii) the Prime Rate, at that time, and (iii) Term SOFR (as defined in the agreement) at such time plus 1.00%). As of September 30, 2026, we had no borrowings outstanding under the committed credit facility.
Cash Flow Hedges
As of September 30, 2026, we had the following outstanding interest rate swap derivatives that qualify as hedging instruments within designated cash flow hedges of variable interest rate risk (in millions):

Notional Amount	Weighted Average Fixed Rate	Maturity Date
$750	4.14%	1/31/2027
$500	4.19%	7/31/2027
$250	4.00%	1/31/2028
$500	3.19%	7/31/2028
$250	3.47%	1/31/2029
$250	3.47%	7/31/2029
The purpose of these contracts is to reduce the variability of cash flows in interest payments associated with $2.5 billion of unspecified variable rate debt, the sole source of which is due to changes in the SOFR benchmark interest rate. For each of these swap contracts, we pay a fixed monthly rate and receive one month SOFR.
Our cash flow hedges resulted in a $6.9 million increase to interest expense, net during the nine months ended September 30, 2026.

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
During the third quarter of 2026, we entered into three tranches of additional cross-currency interest rate swaps that are designated as net investment hedges of our investments in euro-denominated operations. These contracts effectively convert an aggregate $1.7 billion of U.S. dollar equivalent to obligations denominated in euro and partially offset the impact of changes in currency rates on our euro-denominated net investments. The swaps mature on September 28, 2029, September 30, 2030 and September 30, 2031 and have receive-fixed rates ranging from 1.33% to 1.39%.
At September 30, 2026, we had the following cross-currency interest rate swaps designated as net investment hedges of our investments in foreign-denominated operations (in millions):

	U.S. dollar equivalent notional	Fixed Rates	Maturity Date
Euro (EUR)	$500	1.330%	5/20/2027
Euro (EUR)	$600	1.388%	9/28/2029
Euro (EUR)	$622	1.390%	9/30/2030
Euro (EUR)	$500	1.333%	9/30/2031
Canadian Dollar (CAD)	$800	1.350%	1/24/2028
British Pound (GBP)	$750	0.317%	5/8/2028
Hedge effectiveness is tested based on changes in the fair value of the cross-currency swaps due to changes in the USD/foreign currency spot rates. We anticipate perfect effectiveness of the designated hedging relationships and record changes in the fair value of the cross-currency interest rate swaps associated with changes in the spot rate through accumulated other comprehensive loss. Excluded components associated with the forward differential are recognized directly in earnings as interest expense, net. We recognized a benefit of $15.7 million in interest expense, net for the nine months ended September 30, 2026 related to these excluded components.
Stock Repurchase Program
On February 4, 2016, we announced that our Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing us to repurchase our common stock from time to time until December 31, 2026. On April 23, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to an aggregate authorization of $11.1 billion. Since the beginning of the Program through September 30, 2026, 40.9 million shares have been repurchased for an aggregate purchase price of $10.5 billion, leaving us up to $0.6 billion of remaining authorization available under the Program for future repurchases of shares of our common stock as of September 30, 2026. On October 22, 2026, the Board authorized a $1.0 billion increase to the Program, bringing the aggregate authorization to $12.1 billion, increasing the remaining authorization available under the Program to $1.6 billion.
Under the Program, any stock repurchases may be made at times and in such amounts as deemed appropriate by management. The timing and amount of stock repurchases, if any, will depend on a variety of factors including the stock price, market conditions, corporate and regulatory requirements and any additional constraints related to material inside information we may possess. Any repurchases have been and are expected to be funded by a combination of available cash flow from the business, working capital and debt. The Program does not obligate us to repurchase a particular amount of common stock, and the program may be suspended, modified or discontinued at any time.
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

Maintenance Disposition
On November 2, 2026, we completed the sale of our Maintenance business to a third party. Consideration for the transaction is approximately £600 million (approximately $800 million). In connection with the sale, the Company anticipates a pre-tax net gain on ultimate disposal between approximately $460 million and $515 million.
FTC Matter
On July 1, 2026, we reached an agreement with the FTC staff on the terms of a proposed consent order that would resolve the FTC investigation, the claims in the action before the District Court, the administrative action and any other remaining issues in the case. The proposed consent order is subject to the customary approvals of the FTC Commissioners and the District Court. We have recorded a $100 million charge based on the terms of the proposed consent order.
If the proposed consent order is not approved or if there are any changes to the terms of the proposed consent order during the review process, we could incur additional redress and/or penalties.
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
Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended September 30, 2026, we have not adopted any new critical accounting policies that had a significant impact upon our consolidated financial statements, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2025. For critical accounting policies, refer to the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our summary of significant accounting policies in Note 1 of our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Organic Revenues, net by KPI. Organic revenue growth is calculated as revenue growth in the current period adjusted for the impact of changes in the macroeconomic environment (to include fuel price, fuel price spreads and changes in foreign exchange rates) over revenue in the comparable prior period adjusted to include or remove the impact of acquisitions and/or divestitures, including businesses held for sale, changes in operational and capital structure, and non-recurring items that have occurred subsequent to that period. We believe that organic revenue growth on a macro-neutral, one-time item and consistent acquisition/divestiture/non-recurring item bases is useful to investors for understanding the performance of Corpay.
Set forth below is a reconciliation of pro forma and macro adjusted revenue and key performance metric by segment, used to calculate organic revenue growth, to the most directly comparable GAAP measure, revenues, net and key performance metric (in millions):*

	Revenues, net		Key Performance Metric
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2026
(Unaudited)	2026	2025	2026	2025
CORPORATE PAYMENTS - SPEND
Pro forma and macro adjusted	$567.5	$480.5	$95,301	$76,795
Impact of acquisitions/dispositions	—	(74.6)	—	(11,203)
Impact of fuel prices/spread	3.4	—	—	—
Impact of foreign exchange rates	0.4	—	—	—
As reported	$571.3	$405.9	$95,301	$65,592
VEHICLE PAYMENTS - TRANSACTIONS
Pro forma and macro adjusted	$522.7	$485.7	148.2	136.3
Impact of acquisitions/dispositions	28.6	52.6	4.1	71.0
Impact of fuel prices/spread	13.4	—	—	—
Impact of foreign exchange rates	15.2	—	—	—
As reported	$579.8	$538.3	152.4	207.3
LODGING PAYMENTS - ROOM NIGHTS
Pro forma and macro adjusted	$130.8	$127.0	7.7	8.9
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	0.3	—	—	—
As reported	$131.1	$127.0	7.7	8.9
OTHER[1]- TRANSACTIONS
Pro forma and macro adjusted	$99.9	$101.3	398.0	384.2
Impact of acquisitions/dispositions	—	—	—	—
Impact of fuel prices/spread	—	—	—	—
Impact of foreign exchange rates	(0.2)	—	—	—
As reported	$99.7	$101.3	398.0	384.2

CORPAY CONSOLIDATED REVENUES, NET
Pro forma and macro adjusted	$1,320.9	$1,194.5	Intentionally Left Blank
Impact of acquisitions/dispositions	28.6	(22.0)
Impact of fuel prices/spread[2]	16.8	—
Impact of foreign exchange rates[2]	15.6	—
As reported	$1,381.9	$1,172.5

* Columns may not calculate due to rounding.
[1] Other includes Gift, Outsourced Card Processing and Payroll Card operating segments.
[2] Revenues reflect the positive impact of movements in foreign exchange rates of approximately $16 million, the positive impact from fuel prices of approximately $22 million and the negative impact of fuel price spreads of approximately $5 million.

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
Adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay are supplemental measures of operating performance that do not represent and should not be considered as an alternative to net income, net income per diluted share or cash flow from operations, as determined by GAAP. We believe it is useful to exclude non-cash stock-based compensation expense from adjusted net income because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock-based compensation expense is not a key measure of our core operating performance. We also believe that amortization expense can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; therefore, we have excluded amortization expense from our adjusted net income. Integration and deal related costs represent business acquisition transaction costs, professional services fees, short-term retention bonuses and system migration costs, etc., that are not indicative of the performance of the underlying business. We also believe that certain expenses, certain discrete tax items, gains and losses on business disposition, recoveries (e.g. legal settlements, write-off of customer receivable, etc.), gains and losses on investments, taxes related to stock-based compensation programs and impairment losses do not necessarily reflect how our investments and business are performing. We adjust net income for the tax effect of each of these adjustments using the effective tax rate during the period, exclusive of certain discrete tax items.
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
Set forth below is a reconciliation of adjusted net income attributable to Corpay and adjusted net income per diluted share attributable to Corpay to the most directly comparable GAAP measure, net income attributable to Corpay and net income per diluted share attributable to Corpay (in thousands, except per share amounts)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026	2025	2026	2025
Net income attributable to Corpay	$378,422	$277,941	$976,795	$805,342
Net income per diluted share attributable to Corpay	$5.66	$3.91	$14.44	$11.28
Stock-based compensation	33,419	27,592	92,928	74,826
Amortization[1]	81,310	70,759	249,579	200,962
Legal settlements and litigation	635	1,970	102,161	2,833
Loss on extinguishment of debt	—	—	6,557	1,596
Integration and deal related costs	17,200	15,699	72,253	41,540
Restructuring and related costs	5,686	3,427	12,565	9,557
(Gain) loss on disposition, net	(3,012)	11,171	(125,534)	11,171
Adjustments at equity method investment, net of tax	19,405	—	55,116	—
Other[2]	2,489	201	15,511	(195)
Total adjustments	157,132	130,819	481,136	342,290
Income tax impact of pre-tax adjustments at the effective tax rate[3]	(35,843)	(34,739)	(140,769)	(90,195)
Discrete tax items[4]	993	31,201	45,096	37,132
Adjusted net income attributable to Corpay	$500,704	$405,222	$1,362,258	$1,094,569
Adjusted net income per diluted share attributable to Corpay[5]	$7.54	$5.70	$20.34	$15.34
Diluted shares	66,385	71,131	67,044	71,373

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
[5] Excludes the impact on earnings per share of the adjustment of a non-controlling interest to its maximum redemption value of $2.9 million and $8.7 million for the three and nine months ended September 30, 2026, respectively.

*Columns may not calculate due to rounding.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. EBITDA is defined as earnings before interest expense, net, income taxes, other (income) expense, net, depreciation and amortization, loss on extinguishment of debt, goodwill impairment, investment loss/gain and other operating, net. Adjusted EBITDA is defined as EBITDA further adjusted for stock-based compensation expense and other one-time items including certain legal expenses, restructuring costs and integration and deal related costs. Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue.

The following table reconciles EBITDA, adjusted EBITDA and adjusted EBITDA margin to net income (in millions)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026	2025	2026	2025
Net income	$382.3	$278.4	$987.8	$806.3
Provision for income taxes	120.0	143.3	364.3	336.0
Interest expense, net	108.8	100.0	333.6	290.8
Other expense (income), net	10.2	1.4	37.5	(5.1)
Depreciation and amortization	115.7	93.2	348.8	276.7
(Gain) loss on disposition of business	(3.0)	11.2	(125.5)	11.2
Loss on extinguishment of debt	—	—	6.6	1.6
Other operating, net	0.3	—	107.6	—
EBITDA	$734.2	$627.5	$2,060.5	$1,717.5

Stock-based compensation	$33.4	$27.6	$92.9	$74.8
Other addbacks[1]	26.1	21.6	96.1	60.4
Adjusted EBITDA	$793.8	$676.7	$2,249.5	$1,852.7

Revenues, net	$1,381.9	$1,172.5	$3,981.7	$3,280.2
Adjusted EBITDA margin	57.4%	57.7%	56.5%	56.5%

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
As of September 30, 2026, there have been no material changes to our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 1, 2026, the FTC and the Company reached an agreement with the FTC staff on the terms of a proposed consent order that would resolve the FTC investigation, the claims in the action before the District Court, the administrative action and any other remaining issues in the case. The proposed consent order is subject to the customary approvals of the FTC Commissioners and the District Court. The Company has recorded a $100 million charge based on the terms of the proposed consent order.
If the proposed consent order is not approved or if there are any changes to the terms of the proposed consent order during the review process, the Company could incur additional redress and/or penalties.

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
The Company announced on February 4, 2016 that its Board approved a stock repurchase program (as updated from time to time, the "Program") authorizing the Company to repurchase its common stock from time to time until December 31, 2026. On April 23, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to $11.1 billion. Since the beginning of the Program through September 30, 2026, 40,910,396 shares have been repurchased for an aggregate purchase price of $10.5 billion, leaving the Company up to $0.6 billion of remaining authorization available under the Program for future repurchases of shares of its common stock as of September 30, 2026. On October 22, 2026, the Board authorized an increase to the aggregate size of the Program by $1.0 billion to an aggregate authorization of $12.1 billion, increasing the remaining authorization available under the Program to $1.6 billion.
The following table presents information as of September 30, 2026, with respect to purchases of common stock of the Company made during the three months ended September 30, 2026 by the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Value that May Yet be Purchased Under the Publicly Announced Plan (in thousands)
July 1, 2026 through July 31, 2026	2,283	$355.38	2,283
August 1, 2026 through August 31, 2026	290,817	$417.03	290,817
September 1, 2026 through September 30, 2026	1,558,421	$400.69	1,558,421	$639,083
Total	1,851,521	$403.20	1,851,521

[1] During the quarter ended September 30, 2026, pursuant to our Stock Incentive Plan, we withheld 293,225 shares, at an average price per share of $416.55, in order to satisfy employees' tax withholding obligations and exercise price.

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

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of FLEETCOR Technologies, Inc., now known as Corpay, Inc., conformed to reflect amendments through June 9, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, File No. 001-35004, filed with the SEC on February 28, 2023)

3.2	Certificate of Ownership and Merger Merging CPAY Merger Sub, Inc. into FLEETCOR Technologies, Inc. effective on March 24, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

3.3	Corpay, Inc. Amended and Restated Bylaws, effective as of March 24, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35004, filed with the SEC on March 7, 2024)

10.1	Market-Based Performance Share Unit Award Certificate, dated July 22, 2026, by and between Corpay, Inc. and Ronald F. Clarke, Chief Executive Officer and Chairman of the Board of Directors of Corpay, Inc., pursuant to the Corpay, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on August 10, 2026)

10.2	Market-Based Performance Share Unit Award Certificate, dated July 22, 2026, by and between Corpay, Inc. and Armando Lins Netto, Group President, Vehicle Payments in Brazil of Corpay, Inc., pursuant to the Corpay, Inc. Amended and Restated Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35004, filed with the SEC on August 10, 2026)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information for the Registrant formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income; (iv) the Unaudited Consolidated Statements of Equity; (v) the Unaudited Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 5, 2026